Form 10-Q
period 2013-09-30
RE/MAX Holdings, Inc.
filed 2013-11-14
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to                 .

Commission file number 001-36101

RE/MAX Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0937145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5075 South Syracuse Street Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

(303) 770-5531
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of November 13, 2013 was 11,607,971 and 1, respectively.

TABLE OF CONTENTS

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements
	RE/MAX Holdings, Inc. Unaudited Condensed Balance Sheet as of September 30, 2013	3
	RE/MAX Holdings, Inc. Unaudited Condensed Statement of Income (Loss) for the period from July 8, 2013 to September 30, 2013	4
	RE/MAX Holdings, Inc. Unaudited Condensed Statement of Cash Flows for the period from July 8, 2013 to September 30, 2013	5
	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Financial Statements	6
	RMCO, LLC Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	9
	RMCO, LLC Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and September 30, 2012	10
	RMCO, LLC Unaudited Condensed Consolidated Statement of Redeemable Preferred Units and Members’ Deficit	11
	RMCO, LLC Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and September 30, 2012	12
	RMCO, LLC Notes to Unaudited Condensed Consolidated Financial Statements	13

Item 1a.	RE/MAX Holdings, Inc. Unaudited Pro Forma Condensed Consolidated Financial Information	27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	54

Item 4.	Controls and Procedures	54

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1a.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

	Signatures	58

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Balance Sheet

(Unaudited)

September 30, 2013
Assets
Cash	$1
Total assets	$1

Commitments and contingencies

Stockholder’s equity
Common stock, $0.01 par value, 100 shares authorized, 1 share issued and outstanding as of September 30, 2013	$—
Additional paid-in capital	1
Total stockholder’s equity	$1

See notes to unaudited condensed financial statements

RE/MAX HOLDINGS, INC.

Condensed Statement of Income (Loss)

(Unaudited)

For the period from July 8, 2013 to September 30, 2013
Total revenue	$—
Total operating expenses	—
Operating income	—
Total other expenses, net	—
Income before provision for income taxes	—
Provision for income taxes	—
Net income	$—
Less: Net income attributable to non-controlling interest	—
Net income attributable to RE/MAX Holdings, Inc.	$—

Net income attributable to RE/MAX Holdings, Inc. per Class A common share
Basic	$—
Diluted	$—
Weighted average shares of Class A common stock outstanding
Basic	—
Diluted	—

See notes to unaudited condensed financial statements

RE/MAX HOLDINGS, INC.

Condensed Statement of Cash Flows

(Unaudited)

For the period from July 8, 2013 to September 30, 2013
Cash flows provided by (used in) operating activities:	$—
Cash flows provided by (used in) investing activities:	—
Cash flows from financing activities:
Proceeds from issuance of common stock	1
Net cash provided by financing activities	1
Effect of exchange rate changes on cash	—
Net increase in cash and cash equivalents	1
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1

See notes to unaudited condensed financial statements

RE/MAX HOLDINGS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization

RE/MAX Holdings, Inc. (the “Corporation”) was formed as a Delaware corporation on June 25, 2013  and was capitalized on July 8, 2013. On October 7, 2013, the Corporation completed an initial public offering (the “IPO”) of 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share  (“IPO”). A portion of the proceeds received by the Corporation during the IPO was used to acquire the business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) and the remaining proceeds were used to purchase common membership interests in RMCO, LLC (“RMCO”) following the reorganization transactions described in Note 5, Subsequent Events. After the completion of the IPO, the Corporation’s sole asset is now 39.56% of the common membership units in RMCO. The Corporation’s only business is to act as the sole manager of RMCO and, in that capacity, the Corporation operates and controls all of the business and affairs of RMCO. As a result, on October 8, 2013, the Corporation began to consolidate the financial results of RMCO and its subsidiaries. The Corporation’s only source of cash flow from operations will be distributions from RMCO and management fees pursuant to a management services agreement between the Corporation and RMCO. As of September 30, 2013, the Corporation had not engaged in any business or other activities except in connection with its formation and the negotiation of the acquisition of the business assets of HBN and Tails.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet, statement of income (loss) and statement of cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements.  In the opinion of management these financial statements reflect all adjustments  necessary for a fair presentation of the balance sheet and results of operations for the interim period presented.

3. Stockholder’s Equity

As of September 30, 2013, the Corporation was authorized to issue 100 shares of common stock, par value $0.01 per share (“Common Stock”). Under the Corporation’s certificate of incorporation as in effect as of June 25, 2013, all shares of Common Stock were identical. On July 8, 2013, the Corporation issued one share of Common Stock in exchange for $1.00.

In connection with the IPO, the Corporation amended its charter to authorize capital stock  consisting of 180,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), 1,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and 10,000,000 shares of preferred stock, par value $0.0001 per share. Each share of Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of the Corporation that is equal to two times the aggregate number of common units of RMCO held by such holder.

The voting rights of the Class B common stock will be reduced to one times the aggregate number of RMCO common units held by a holder from and after any of the following events: (i) the fifth anniversary of this initial public offering; (ii) the death of our Chairman and Founder David L. Liniger; or (iii) at such time as RIHI, Inc.’s (“RIHI”) ownership of RMCO common units is below 30% of the number of RMCO common units held by RIHI immediately after this offering.  Additionally, in the event that any common units of RMCO are validly transferred in accordance with the terms of the Fourth Amended and Restated RMCO, LLC agreement, the voting rights of the corresponding shares of Class B common stock to be transferred will be reduced to one times the aggregate number of RMCO common units held by such transferee, unless the transferee is David Liniger.

Immediately following the IPO, there were 11,500,000 shares of the Corporation’s Class A common stock issued and outstanding and one share of the Corporation’s Class B common stock issued and outstanding. Additionally, on October 1, 2013, the Corporation granted 107,971 restricted stock units to certain employees that vested upon grant but for which the underlying shares will not be issued until May 20, 2014. See Note 5, Subsequent Events.

RE/MAX HOLDINGS, INC.

Notes to Condensed Financial Statements

(Unaudited)

4. Net Income per Share

The Corporation’s net income and weighted average shares outstanding for the period from July 8, 2013 to September 30, 2013 consists of the following:

For the period from July 8, 2013 to September 30, 2013
Net income attributable to RE/MAX Holdings, Inc.	$—
Weighted-average shares outstanding:
Basic	—
Diluted	—

The Corporation did not have any income attributable to the holders of Class A common stock from its inception through September 30, 2013.

5. Subsequent Events

On October 7, 2013, the Corporation completed the IPO of 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share. Certain agreements and transactions associated with the IPO are set forth below:

Reorganization Transactions

In connection with the completion of the IPO, RMCO’s Third Amended and Restated Limited Liability Company Agreement, dated as of February 1, 2013 was amended and restated to, among other things, modify its capital structure as follows (collectively referred to as, the “Reorganization Transactions”):

—

RMCO’s existing Class A preferred membership interest was converted into (i) a new preferred membership interest that reflected RMCO’s preferred equity holder’s liquidation preference of $49,850,000 and (ii) a common interest that reflected RMCO’s preferred equity holders pro-rata share of the residual equity value of RMCO;

—

RMCO effectuated a 25 for 1 split of the then existing number of outstanding common units so that one common unit of RMCO could be acquired with the net proceeds received in the Corporation’s IPO from the sale of one share of the Corporation’s Class A common stock, after the deduction of underwriting discounts and commissions;

—	The Corporation became a member and the sole manager of RMCO following the purchase of common units of RMCO, as described below;

—

Previously outstanding and unexercised options to acquire common units of RMCO were split 25 for 1 and then substituted for 787,500 options to acquire shares of the Corporation’s Class A common stock; and

—

Unit holders of RMCO (other than the Corporation) were granted the right to redeem each of their common units of RMCO for, at the Corporation’s option, newly issued shares of Class A common stock of the Corporation on a one-for-one basis or for a cash payment equal to the market price of one share of the Corporation’s Class A common stock.

Initial Public Offering

The IPO closed on October 7, 2013, and the Corporation raised a total of $253,000,000 in gross proceeds from the sale of 11,500,000 shares of Class A common stock at $22.00 per share, or $224,922,500 in net proceeds after deducting $17,077,500 of underwriting discounts and commissions and $11,000,000 of estimated offering expenses, which were incurred by RMCO in connection with the IPO.

The Corporation used $27,305,000 of the proceeds from the IPO to reacquire regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails. Immediately following the acquisitions of the business assets of HBN and Tails, the Corporation contributed such assets to RMCO in exchange for 1,330,977 common units of RMCO, reflecting the $22.00 per share IPO price net of underwriters’ commissions. The Corporation then used the remaining $208,617,500 of the net proceeds received from the IPO to purchase 10,169,023 common units in RMCO.  See Note 12, Subsequent Events of RMCO’s unaudited condensed consolidated financial statements for more information regarding RMCO’s use of proceeds.

RE/MAX HOLDINGS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Prior to the IPO, the Corporation did not engage in any business or activities except in connection with its formation and the negotiation of the acquisition of the business assets of HBN and Tails. The Corporation’s financial position, results of operations and cash flows included in the unaudited condensed financial statements do not reflect the transactions associated with the Corporation’s IPO. Subsequent to the IPO and related Reorganization Transactions, the Corporation will consolidate the financial results of RMCO and its subsidiaries, and the ownership interest of the other members of RMCO will be reflected as a non-controlling interest in the Corporation’s consolidated financial statements beginning October 8, 2013.

Tax Receivable Agreements

The Corporation entered into separate tax receivable agreements with the historical RMCO’s owners, Weston Presidio V, L.P. (“Weston Presidio” and, together with RIHI, the “Historical Owners”) and RIHI that will provide for the payment by the Corporation to the Historical Owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Corporation actually realizes, or in some circumstances is deemed to realize, as a result of an expected increase in its share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreements, and deductions attributable to imputed and actual interest that accrues in respect of such payments. These tax benefit payments are not necessarily conditioned upon one or more of the Historical Owners maintaining a continued ownership interest in either RMCO or the Corporation. The Corporation expects to benefit from the remaining 15% of cash savings, if any, that it may actually realize. The substantive provisions of the separate tax receivable agreements that the Corporation entered into with each of its Historical Owners were substantially identical.

Management Services Agreement

In connection with the completion of the IPO, the Corporation entered into a management services agreement with RMCO pursuant to which the Corporation agreed to provide certain specific management services to RMCO. In exchange for the services provided, RMCO will reimburse the Corporation for compensation and other expenses of the Corporation’s officers and employees and for certain out-of-pocket costs. RMCO will also provide administrative and support services to the Corporation, such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement also provides that employees of the Corporation may participate in RMCO’s benefit plans, and that RMCO employees may participate in the Corporation’s equity incentive plan. RMCO will indemnify the Corporation for any losses arising from the Corporation’s performance under the management services agreement, except that the Corporation will indemnify RMCO for any losses caused by willful misconduct or gross negligence.

Equity-Based Awards

On October 1, 2013 the Corporation granted 107,971 restricted stock units at a value of $22.00 per unit to certain employees in connection with the Corporation’s IPO that vested upon grant, but for which the underlying shares will not be issued until May 20, 2014. Non-cash compensation expense of approximately $2,051,000 associated with these restricted stock units will be recognized during the fourth quarter of 2013, which reflects a discount for the lack of marketability of the restricted stock units.

In addition, on October 1, 2013, the Corporation granted 115,699 restricted stock units at a value of $22.00 per unit to its officers and employees, which will vest over a three year period and 18,184 restricted stock units at a value of $22.00 per unit to its directors, which will vest over a one year period. As a result of the vesting requirements associated with these restricted stock units, non-cash compensation expense of approximately $264,000 is expected to be recognized in the fourth quarter of 2013 and approximately $1,029,000, $754,000 and $691,000 of non-cash compensation expense is expected to be recognized during 2014, 2015, and 2016, respectively.

RMCO, LLC
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except units)

	September 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$73,482	$68,501
Escrow cash—restricted	912	780
Accounts and notes receivable, current portion, less allowances of $4,219 and $3,913, respectively	16,385	15,034
Accounts receivable from affiliates	116	55
Other current assets	2,733	2,707
Total current assets	93,628	87,077

Property and equipment, net of accumulated depreciation of $20,996 and $20,426, respectively	2,528	3,332
Franchise agreements, net of accumulated amortization of $72,395 and $61,489, respectively	69,439	78,338
Other intangible assets, net of accumulated amortization of $7,586 and $7,053, respectively	2,511	2,821
Goodwill	70,902	71,039
Investments in equity method investees	3,710	3,900
Debt issuance costs, net	2,424	2,930
Other assets	6,820	2,075
Total assets	$251,962	$251,512

Liabilities, Redeemable Preferred Units and Members’ Deficit
Current liabilities:
Accounts payable	$840	$530
Accounts payable to affiliates	2,397	2,385
Escrow liabilities	912	780
Accrued liabilities	10,188	9,397
Income taxes and tax distribution payables	7,266	400
Deferred revenue and deposits	15,524	15,996
Current portion of debt	17,300	10,600
Other current liabilities	116	234
Total current liabilities	54,543	40,322

Debt, net of current portion	211,657	221,726
Deferred revenue, net of current portion	292	514
Other liabilities, net of current portion	8,004	7,319
Total liabilities	274,496	269,881

Commitments and contingencies

Redeemable preferred units:
Class A Preferred Units, at estimated redemption value (no par value, 150,000 units authorized, issued and outstanding as of September 30, 2013 and December 31, 2012; liquidation preference of $49,850 and $49,500 as of September 30, 2013 and December 31, 2012, respectively)	132,350	78,400

Members’ deficit:
Class B Common Units (no par value, 900,000 units authorized, 847,500 units issued and outstanding as of September 30, 2013 and December 31, 2012)	(156,447)	(98,516)
Accumulated other comprehensive income	1,563	1,747
Total members’ deficit	(154,884)	(96,769)
Total liabilities, redeemable preferred units and members’ deficit	$251,962	$251,512

See notes to unaudited condensed consolidated financial statements

RMCO, LLC

AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Continuing franchise fees	$16,093	$14,418	$47,037	$42,293
Annual dues	7,455	7,208	22,052	21,376
Broker fees	7,204	5,685	18,704	14,801
Franchise sales and other franchise revenue	5,076	6,806	17,823	17,806
Brokerage revenue	4,484	4,312	13,012	12,321
Total revenue	40,312	38,429	118,628	108,597
Operating expenses:
Selling, operating and administrative expenses	22,105	20,614	70,088	63,828
Depreciation and amortization	3,656	2,788	11,088	9,231
(Gain) loss on sale of assets	(3)	(2)	41	(20)
Total operating expenses	25,758	23,400	81,217	73,039
Operating income	14,554	15,029	37,411	35,558
Other expenses, net:
Interest expense	(5,128)	(2,913)	(12,053)	(8,774)
Interest income	82	78	224	207
Foreign currency transaction gains (losses), net	281	394	(135)	358
Loss on early extinguishment of debt	(1,664)	—	(1,798)	(136)
Equity in earnings of investees	274	398	736	712
Total other expenses, net	(6,155)	(2,043)	(13,026)	(7,633)
Income before provision for income taxes	8,399	12,986	24,385	27,925
Provision for income taxes	(702)	(636)	(1,733)	(1,740)
Net income	7,697	12,350	22,652	26,185
Accretion of Class A Preferred Units to estimated redemption amounts	(12,050)	5,734	67,622	12,565
Net income (loss) related to RMCO, LLC Class B Common Unitholders	$19,747	$6,616	$(44,970)	$13,620

Other comprehensive income (loss):
Change in cumulative translation adjustment	$114	$15	$(184)	$98
Other comprehensive income (loss)	114	15	(184)	98
Total comprehensive income (loss) related to RMCO, LLC Class B Common Unitholders	$19,861	$6,631	$(45,154)	$13,718

See notes to unaudited condensed consolidated financial statements

RMCO, LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Redeemable Preferred Units and Members’ Deficit

(Unaudited)

(Amounts in thousands, except units)

	Redeemable Class A Preferred Units		Class B Common Units		Accumulated other comprehensive income (loss)	Total members’ deficit
	Units	Amount	Units	Amount
Balances, January 1, 2013	150,000	$78,400	847,500	$(98,516)	$1,747	$(96,769)
Member distributions paid and payable	—	(13,672)	—	(13,662)	—	(13,662)
Equity-based compensation awards issued	—	—	—	701	—	701
Accretion of Class A Preferred Units to estimated redemption amounts	—	67,622	—	—	—	—
Net income (loss) related to RMCO, LLC Class B Common Unitholders	—	—	—	(44,970)	—	(44,970)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(184)	(184)
Balances, September 30, 2013	150,000	$132,350	847,500	$(156,447)	$1,563	$(154,884)

See notes to unaudited condensed consolidated financial statements

RMCO, LLC

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$22,652	$26,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,088	9,231
Bad debt expense	289	479
Loss on early extinguishment of debt	1,798	136
Equity-based compensation	701	—
Non-cash interest expense	723	700
Other	232	(267)
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,678)	(737)
Advances to affiliates	(126)	(86)
Other current and noncurrent assets	(30)	(458)
Current and noncurrent liabilities	1,927	1,819
Deferred revenue	(686)	61
Net cash provided by operating activities	36,890	37,063
Cash flows from investing activities:
Purchases of property, equipment and software	(676)	(1,453)
Proceeds from sale of property and equipment	8	32
Capitalization of trademark costs	(174)	(166)
Net cash used in investing activities	(842)	(1,587)
Cash flows from financing activities:
Proceeds from issuance of debt	230,000	—
Payments on debt	(234,083)	(7,736)
Debt issuance costs	(1,301)	—
Member distributions	(20,684)	(9,530)
Deferred offering costs	(4,816)	—
Payments on capital lease obligations	(211)	(243)
Net cash used in financing activities	(31,095)	(17,509)
Effect of exchange rate changes on cash	28	85
Net increase in cash and cash equivalents	4,981	18,052
Cash and cash equivalents, beginning of year	68,501	38,611
Cash and cash equivalents, end of year	$73,482	$56,663
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,443	$8,049
Cash paid for income taxes	1,632	1,579
Schedule of noncash investing and financing activities:
Capital leases for property and equipment	$236	$16
Member distributions payable	6,650	—

See notes to unaudited condensed consolidated financial statements

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Business and Basis of Presentation

Business

RMCO, LLC (a Delaware limited liability company) and subsidiaries (collectively, the “Company” or “RMCO”) are one of the world’s leading franchisors of residential and commercial real estate brokerage services throughout the United States (“U.S.”) and globally. The Company also operates real estate brokerage services businesses in the U.S. The Company’s revenue is derived from continuing franchise fees, annual dues from agents, broker fees, franchise sales and other franchise revenue (which consist of fees from initial sales of and renewals of franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs) and brokerage revenue (which consists of fees assessed to the Company’s owned brokerages for services provided to their affiliated real estate agents). A franchise grants the broker-owner a license to use the RE/MAX brand, trademark, promotional and operating materials and concepts.

The Company reports its operations in two reportable segments: (1) Real Estate Franchise Services and (2) Brokerage and Other. The Company’s Real Estate Franchise Services reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name. The Company’s Brokerage and Other reportable segment includes the Company’s brokerage services business, and reflects the elimination of intersegment revenue and other consolidation entries as well as corporate-wide professional services expenses.

RE/MAX Holdings, Inc. was formed as a Delaware corporation on June 25, 2013 and was capitalized on July 8, 2013. As of September 30, 2013, RE/MAX Holdings, Inc. had not engaged in any business or activities except in connection with its formation and the negotiation of the acquisition of the business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”). On October 1, 2013,  the U.S. Securities and Exchange Commission declared effective a registration statement relating to shares of Class A common stock of RE/MAX Holdings, Inc. to be offered and sold in an initial public offering (the “IPO”).  On October 7, 2013, RE/MAX Holdings, Inc. completed the IPO of 11,500,000 shares of Class A common stock at a public offering price of  at a price of $22.00 per share. RE/MAX Holdings, Inc. used a portion of the proceeds received from the IPO to acquire the business assets of HBN and Tails and contributed these assets to RMCO in exchange for common units in RMCO.  The remaining proceeds received by RE/MAX Holdings, Inc. were used to purchase common membership interests in RMCO following the RMCO reorganization transactions as described in Note 12, Subsequent Events. As a result, RE/MAX Holdings, Inc. became a member and sole manager of the Company and, in that capacity, operates and controls all of the business and affairs of the Company. Subsequent to the closing of the IPO, the results of the Company will be included in the consolidated financial statements of RE/MAX Holdings, Inc.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and comprise the condensed consolidated financial statements of the Company and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2013, the results of its operations for the three and nine months ended September 30, 2013 and 2012, cash flows for the nine months ended September 30, 2013 and 2012 and changes in redeemable preferred units and members’ deficit for the nine months ended September 30, 2013. Interim results may not be indicative of full year performance.

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas in which management uses assumptions include, among other things, the establishment of the allowances for doubtful trade accounts and notes receivable, the determination of the estimated lives of intangible assets, estimates used to calculate unit-based compensation expense, the estimates of the fair value of reporting units used in the annual assessment of goodwill and the fair value of assets acquired. Actual results could differ from these estimates.

Deferred offering costs

Through September 30, 2013, the Company incurred approximately $4,816,000 in costs related to the IPO. These costs have been deferred and were recorded as a reduction to the proceeds received from the IPO at the time of closing, which occurred on October 7, 2013. Deferred offering costs are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. No costs were deferred as of December 31, 2012.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), RE/MAX Holdings, Inc., including its subsidiaries, meets the definition of an emerging growth company. RE/MAX Holdings, Inc. and the Company have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 830-30, Translation of Financial Statements, to release any related cumulative translation adjustment into net earnings. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2013, the Company adopted ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The adoption of ASU 2013-02 concerns only presentation and disclosure and did not have an impact on the Company’s consolidated financial position or results of operations.

(2)	Acquisitions

Acquisition of RE/MAX of Texas

Effective December 31, 2012, the Company acquired certain assets of RE/MAX/KEMCO Partnership L.P. d/b/a RE/MAX of Texas (“RE/MAX of Texas”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of Texas. The Company acquired these assets in order to expand its owned and operated regional franchising operations. The purchase price was $45,500,000 and was paid in cash using proceeds from borrowings. The assets acquired constitute a business that was accounted for using the fair value acquisition method. The total purchase price was allocated to the assets acquired based on their estimated fair values. The excess of the total purchase price over the fair value of the identifiable assets acquired was recorded as goodwill. The goodwill recognized for RE/MAX of Texas is attributable to expected synergies and projected long-term revenue growth and relates entirely to the Real Estate Franchise Services segment.

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Purchase Price Allocation

The following table summarizes the estimated fair value of the assets acquired at the acquisition date (in thousands):

Accounts and notes receivable, net	$122
Franchise agreements	15,200
Goodwill	30,178
Total purchase price	$45,500

The valuation of acquired regional franchise agreements was derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation. The regional franchise agreements acquired were valued using an income approach and are being amortized over the remaining contractual term of approximately four years using the straight-line method. For the remaining assets acquired, fair value approximated carrying value.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of RE/MAX of Texas had occurred on January 1, 2012. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisition, (2) factually supportable and (3) expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued to fund the acquisition as well as additional amortization expense associated with the valuation of the acquired franchise agreement. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

Unaudited
Nine month period ended September 30, 2012
(in thousands)
Total revenue	$115,261
Net income	30,017

As described in Note 12, Subsequent Events, in connection with the IPO, on October 7, 2013, RE/MAX Holdings, Inc. acquired the business assets of HBN and Tails for $27,305,000 and contributed these assets to RMCO in exchange for 1,330,977 common units of RMCO valued at $27,305,000.

(3)	Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands):

	September 30, 2013			December 31, 2012
	Initial Cost	Accumulated Amortization	Net Balance	Initial Cost	Accumulated Amortization	Net Balance
Franchise agreements	$141,834	$(72,395)	$69,439	$139,827	$(61,489)	$78,338
Other intangibles:
Software	$7,222	$(6,350)	$872	$7,158	$(5,942)	$1,216
Trademarks	2,875	(1,236)	1,639	2,716	(1,111)	1,605
Total other intangible assets	$10,097	$(7,586)	$2,511	$9,874	$(7,053)	$2,821

Amortization expense for the three month periods ended September 30, 2013 and 2012 was $3,141,000 and $2,192,000, respectively. Amortization expense for the nine month periods ended September 30, 2013 and 2012 was $9,431,000 and $7,369,000, respectively.

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Based on the Company’s amortizable intangible assets as of September 30, 2013, the Company expects related amortization expense for the remainder of 2013, the four succeeding years and thereafter to approximate $3,142,000, $12,473,000, $12,262,000, $12,024,000, $8,162,000 and $23,823,000, respectively.

The Company performs its annual impairment analysis of goodwill as of August 31 each year or more often if there are indicators of impairment present. The Company tests each reporting unit for goodwill impairment. Reporting units are driven by the level at which management reviews operating results and are one level below the operating segment.  The Company’s impairment assessment begins with a qualitative assessment to determine if it is more likely than not that a reporting unit’s fair value is less than the carrying amount.  The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results as well as other factors which might indicate that the reporting unit’s value has declined since the last assessment date.  If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the standard two-step quantitative impairment test is performed.  The first step of the quantitative impairment test consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. If step one indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step is performed to measure the amount of goodwill impairment. Goodwill impairment exists when the estimated implied fair value of a reporting unit’s goodwill is less than its carrying value.

The Company determined the fair value of its reporting units utilizing the Company’s best estimate of future revenue, operating expenses, cash flows, market and general economic conditions as well as assumptions that it believes marketplace participants would utilize, including discount rates, cost of capital, and long term growth rates as we all other factors in its analyses. As a result of the first step of the Company’s goodwill impairment test as of August 31, 2013, the fair value of the Company’s reporting units significantly exceeded their carrying value. Thus, no indicators of impairment existed.

Amounts recorded as goodwill in the Company’s accompanying Condensed Consolidated Balance Sheets are attributable to the Real Estate Franchise Services reportable segment. The following table presents changes to goodwill for the nine months ended September 30, 2013 (in thousands):

Real Estate Franchise Services
Balance, January 1, 2013	$71,039
Effect of changes in foreign currency exchange rates	(137)
Balance, September 30, 2013	$70,902

(4)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll and related employee costs	$5,098	$4,542
Accrued taxes	1,197	1,609
Accrued professional fees	1,948	776
Lease-related accruals	750	693
Other	1,195	1,777
	$10,188	$9,397

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5)	Debt

Debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
2013 Senior Secured Credit Facility, principal of $575 payable quarterly, matures in July 2020, net of unamortized discount of $468 as of September 30, 2013	$228,957	$—
2010 Senior Secured Credit Facility, principal of $650 payable quarterly, matures in April 2016, net of unamortized discount of $1,192 as of December 31, 2012	—	232,326
Less current portion	(17,300)	(10,600)
	$211,657	$221,726

Maturities of debt are as follows (in thousands):

As of September 30, 2013:
Remainder of 2013	$575
2014	17,300
2015	2,300
2016	2,300
2017	2,300
Thereafter	204,650
$229,425

On April 16, 2010, the Company entered into a credit agreement with several lenders and administered by a bank, collectively referred to herein as “The 2010 Senior Secured Credit Facility.” The 2010 Senior Secured Credit Facility consisted of a $215,000,000 term loan facility and a $10,000,000 revolving loan facility.

On December 31, 2012, the 2010 Senior Secured Credit Facility was amended providing for an additional term loan in an aggregate principal amount equal to $45,000,000. The proceeds were used to fund the acquisition of certain assets of RE/MAX of Texas. See Note 2, Acquisition, for additional disclosures regarding this acquisition.

On July 31, 2013, the Company entered into a new credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.” In connection therewith, proceeds received were used to re-pay existing indebtedness pursuant to the Company’s 2010 Senior Secured Credit Facility. The 2013 Senior Secured Credit Facility consists of a $230,000,000 term loan facility and a $10,000,000 revolving loan facility. The proceeds provided by these term loans were used to refinance and repay existing indebtedness and for working capital, capital expenditures, acquisitions and general corporate purposes. Interest rates with respect to the term and revolving loans are based, at the Company’s option, on (a) adjusted LIBOR, provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3% or (b) ABR, provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate plus 1.0%, plus a maximum applicable margin of 2%.  The applicable margin will be adjusted quarterly beginning in the first quarter of 2014 based on the Company’s total leverage ratio as defined in the 2013 Senior Secured Credit Facility. The 2010 Senior Secured Credit Facility was, and the 2013 Senior Secured Credit Facility is, structured as loan syndications, whereby several lenders individually loaned specific amounts to the Company and the Company is obligated to repay each individual lender. Therefore, the Company evaluated if the terms of amounts owed to each lender under the 2010 Senior Secured Credit Facility were substantially different than the amounts owed to each lender under the 2013 Senior Secured Credit Facility. For amounts owed to lenders with terms that were substantially different or for lenders that did not participate in the 2013 Senior Secured Credit Facility, the Company accounted for the contemporaneous exchange of cash as early extinguishments of debt and recorded a loss of $1,664,000 related to unamortized debt discount and issuance costs during the three and nine month periods ended September 30, 2013. For amounts owed to lenders with terms that were not substantially different, the Company accounted for the contemporaneous exchange of cash as a modification. In connection with the 2013 Senior Secured Credit Facility, the Company incurred costs of $3,219,000, of which $1,301,000 was recorded in “Debt issuance costs, net” in the accompanying Condensed Consolidated Balance Sheets and are being amortized to interest expense over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $1,918,000 was expensed as incurred.

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. As of September 30, 2013, the Company expects it will make an excess cash flow payment of $15,000,000 in the first quarter of 2014. Mandatory principal payments of $575,000 are due quarterly until the facility matures on July 31, 2020. During the nine month periods ended September 30, 2013 and 2012, the Company made mandatory principal excess cash flow prepayments in accordance with the 2010 Senior Secured Credit Facility of $8,000,000 and $6,123,500, respectively. The Company accounted for these mandatory principal prepayments as early extinguishments of debt and recorded a loss during the nine month periods ended September 30, 2013 and 2012 of approximately $134,000 and $136,000, respectively, related to unamortized debt discount and issuance costs. The Company may make optional prepayments of the term loan at any time; however, no such optional prepayments were made during the nine month periods ended September 30, 2013 or 2012.

The estimated fair value of the Company’s debt as of September 30, 2013 and December 31, 2012 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at that date and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of its 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the Company’s Senior Secured Credit Facility are included in the Condensed Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The carrying value of the Senior Secured Credit Facility was $228,957,000 and $232,326,000 as of September 30, 2013 and December 31, 2012, respectively. The fair value of the Senior Secured Credit Facility was $229,712,000 and $233,046,000 as of September 30, 2013 and December 31, 2012, respectively.

The Company had no borrowings drawn on the revolving loan facility during the nine month periods ended September 30, 2013 and 2012. The Company must pay a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

(6)	Redeemable Preferred Units and Members’ Deficit

Redeemable Preferred Units

At September 30, 2013, the Company had one series of redeemable preferred units outstanding (“Class A preferred units”) with an initial optional redemption date of April 16, 2014. The total number of authorized Class A preferred units was 150,000 and were held by Weston Presidio. As the holder of the outstanding Class A preferred units, Weston Presidio had voting rights and was entitled to receive a cumulative preferential yield of 10% per annum. As described in Note 12, Subsequent Events, in connection with the IPO, the Class A preferred units were converted into (i) a new preferred membership interest that reflected Weston Presidio’s liquidation preference  and (ii) a common interest that reflected Weston Presidio’s pro-rata share of the residual equity value of RMCO. On October 7, 2013, the Company used the proceeds it received from RE/MAX Holdings, Inc. to pay Weston Presidio’s $49,850,000 liquidity preference associated with its preferred membership interest and to fully redeem all of its outstanding common membership interests at a price per common unit equal to the public offering price per share of RE/MAX Holdings, Inc.’s Class A common stock, less underwriting discounts, totaling $76,931,250.

Common Units

As of September 30, 2013, the total number of authorized Class B common units was 900,000 of which 52,500 were reserved for issuance under a unit option plan. As of September 30, 2013, the Company had granted options for 31,500 Class B common units under its 2011 Unit Option Plan to certain employees of one of its wholly owned subsidiaries. See Note 7, Equity-Based Compensation Plan, for further disclosure regarding the unit options granted by the Company during 2012. The remaining 847,500 authorized Class B common units were issued and outstanding with no par value and were held by RIHI. RIHI, in its capacity as a holder of Class B common units, had voting rights, was entitled to receive distributions subject to certain limitations as defined by RMCO’s Third Amended and Restated Limited Liability Company Agreement, and, upon liquidation or dissolution, was entitled to receive assets available for distribution. There were no mandatory redemption or sinking fund provisions with respect to such Class B common units. The Class B common units were subordinate to the Class A preferred units, to the extent of the preference associated with such Class A units, with respect to distributions and rights upon liquidation, winding up, and dissolution of the Company.

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As described in Note 12, Subsequent Events, and the Reorganization Transactions which occurred in connection with the IPO, all outstanding RMCO Class B common units were exchanged for newly issued common units of RMCO. Additionally, RMCO effectuated a 25 for 1 split of the then existing number of outstanding newly issued common units of RMCO so that one common unit could be acquired with the net proceeds received in the IPO from the sale of one share of RE/MAX Holdings, Inc.’s Class A common stock, after the deduction of underwriting discounts and commissions.

Accumulated Other Comprehensive Income

As of September 30, 2013 and December 31, 2012, the ending balance in “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets of $1,563,000 and $1,747,000, respectively, was entirely related to foreign currency translation adjustments.

(7)	Equity-Based Compensation Plan

During 2012, the Company adopted an equity-based compensation plan (the “Plan”) pursuant to which the Company’s Board of Managers may grant unit options. Through September 30, 2013, the Company had only granted options settleable in units. The Plan authorizes grants to purchase up to 52,500 units of authorized but unissued common units. Under the terms of the Plan, the exercise price of options granted under the Plan can be no less than the fair value of the underlying security on the date of grant. The term of the option cannot exceed 10 years, and the options will vest as specified in the option grant agreement. At September 30, 2013, there were 21,000 additional unit options available for the Company to grant under the Plan.

The grant-date fair value of each option award was estimated using the Black-Scholes-Merton option pricing model. No option awards were granted during the nine months ended September 30, 2013. The assumptions for 2012 grants are provided in the following table. On the grant date, the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term of the option. As such, the “simplified” method as outlined in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 was used to derive the expected term. Since the Company’s units were not publicly traded and its units were not traded privately, expected volatility was estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option was based on the U.S. Treasury yield curve at the date of grant.

2012
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	78.0%
Expected term (years)	5.1
Risk-free interest rate	0.75%

The grant-date estimated fair value of options granted during the year ended 2012 was $56.83. A portion of the options granted in 2012 vested on the grant date, and the remaining options vested on June 15, 2013. Total compensation expense on the options granted in 2012 recognized during the nine months ended September 30, 2013 was $701,000. As the options were granted in the fourth quarter of 2012, no compensation expense was recognized during the nine months ended September 30, 2012. As of September 30, 2013, there was no unrecognized compensation cost related to unit options granted under the Plan. In October 2013 and in connection with the IPO and the Reorganization Transactions, the unit options were split 25 for 1 and then substituted for 787,500 options to acquire shares of RE/MAX Holdings, Inc.’s Class A common stock.

(8)	Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable operating leases, subject to certain provisions for renewal options and escalation clauses.

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In 2010, the Company became the primary lessee for all facilities located on its corporate headquarters property and issued subleases to two retail tenants already established on the property. The subleases range from 4,000 square feet to 10,500 square feet, have initial lease terms ranging from 5 to 10 years and renewal options ranging from two 5-year renewal options to nine 5-year renewal options. Anticipated revenue from these subleases exceeds the expected costs that will be incurred by the Company.

During March 2011, the Company entered into a sublease agreement with an unrelated third party to lease up to 20,000 square feet of the office space on its corporate headquarters property. The estimated costs the Company expected to incur related to the subleased space exceeded the anticipated revenue the Company expected to receive under the sublease agreement. As such, the Company recorded a liability with the related loss on the sublease of approximately $1,932,000. The liability was determined using a risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor, estimated executory costs related to the subleased space and anticipated payments the Company expected to receive under the sublease agreement. In November 2012, the sublease was terminated prior to its expiration date. As a result, the Company commenced efforts to market the office space for sublease with a new tenant. As of September 30, 2013, a sublease agreement was not executed, as such, the Company did not record an adjustment to the existing liability. As of September 30, 2013 and December 31, 2012, the short-term portion of the liability was approximately $375,000 and $351,000, respectively, and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, the long-term portion of the liability was approximately $689,000 and $972,000, respectively, and is included in “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

During 2008, the Company closed several real estate brokerage offices in the Pacific Northwest and Washington, DC areas of the U.S. Subsequent to 2008, the Company closed four additional real estate brokerage offices in the Pacific Northwest and Washington, DC areas. In connection with these office closures, the Company abandoned office leases with remaining lease terms of eleven months to eight years. During the nine months ended September 30, 2013, the Company abandoned an additional two leases for offices located in the Pacific Northwest with remaining lease terms of three months. The Company recorded a liability, initially measured at its estimated fair value, for costs that will continue to be incurred under these contracts for the remaining lease terms with the related charge recorded to operating expenses in the accompanying consolidated financial statements. At September 30, 2013 and December 31, 2012, total future cash payments were estimated to be $663,000 and $1,061,000, respectively. This liability will be increased by accreting charges over the terms of the leases via charges to rent expense, based on discount rates ranging from 2.75% to 18.03%, and will be reduced by the actual lease payments made. The following table presents a rollforward of the estimated fair value liability established for these costs from January 1, 2013 to September 30, 2013 (in thousands):

Accruals at January 1, 2013	$420
Additional abandoned leases	99
Extinguishments	—
Accretion and adjustments	180
Payments	(474)
Accruals at September 30, 2013	$225

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined that it does not have material exposure, or it is unable to develop a range of reasonably possible losses.

Other Contingencies

The Company maintains a self-insurance program for health benefits. As of September 30, 2013 and December 31, 2012, the Company recorded a liability of $278,000 and $360,000, respectively, related to this program.

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Tax Matters

The Company is a “flow-through” entity for tax purposes. As such, U.S. federal and state income taxes on net domestic taxable earnings are the obligation of the Company’s members. Accordingly, no provision for U.S. income taxes has been made in the accompanying condensed consolidated financial statements; however, the Company makes distributions to its members to enable them to satisfy their tax obligations. On September 30, 2013, the Company agreed to make tax distributions to Weston Presidio and RIHI of $1,000,000 and $5,650,000, respectively to satisfy each member’s tax obligations for the period from January 1, 2013 through the closing date of the IPO. The liability for this tax distribution has been recorded in “Income Taxes Payable” in the accompanying Condensed Consolidated Balance Sheets.

In contrast to the Company’s domestic entities, the Company’s foreign entities are taxable entities. Income taxes incurred by the foreign subsidiaries are recorded in the “Provision for income taxes” in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of September 30, 2013, the Company does not believe it has any significant uncertain tax positions.

(9)	Guarantees

In July 2012, the Company entered into a guarantee of performance by Tails d/b/a RE/MAX Central Atlantic Region, Inc. of all of the obligations under the franchise registration in the Commonwealth of Virginia, and all of the preopening obligations under the franchise agreements executed at any time from July 23, 2012 until such time that this guarantee is no longer required by the Commonwealth of Virginia. The Company did not incur any payments under this guarantee in the three and nine month periods ended September 30, 2013 or 2012, respectively and does not anticipate that it will incur any payments through the duration of the guarantee.

In May 2013, the Company entered into a guarantee of the full and prompt payment and performance when due of all obligations due to a financial institution under a commercial line-of-credit agreement and note entered into by the Company’s equity-method investee, in which the Company has a 50% interest. The term of the line-of-credit agreement is twelve months and the total amount of advances requested and unpaid principal balance cannot exceed $12,500,000. The line of credit bears interest at 0.50% over the financial institution’s base rate with a floor of 4.0%. The Company had entered into a similar guarantee during May 2012, which expired as of May 2013. The outstanding balance on the line of credit was approximately $3,225,000 and $9,285,000 as of September 30, 2013 and December 31, 2012, respectively. The Company did not incur any payments under this guarantee in the nine months ended September 30, 2013 and does not anticipate that it will incur any payments through the duration of the guarantee.

(10)	Related-Party Transactions

The Company’s real estate brokerage operations pay advertising fees to regional and international advertising funds, which promote the RE/MAX brand. These advertising funds are corporations owned by a majority stockholder of RIHI as trustee for RE/MAX agents. This stockholder does not receive any compensation from these corporations, as all funds received by the corporations are required to be spent on advertising for the respective regions. During the three months ended September 30, 2013 and 2012, the Company’s real estate brokerage operations paid $286,000 and $292,000, respectively, to these advertising funds. During the nine months ended September 30, 2013 and 2012, the Company’s real estate brokerage operations paid $859,000 and $865,000, respectively, to these advertising funds. These payments are included in “Selling, operating and administrative” expenses in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The Company’s real estate brokerage operations in the Washington, DC area pay regional continuing franchise fees, broker fees and franchise sales revenue, as do all other RE/MAX franchisees, to a regional franchisor, Tails. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of Tails. During the three months ended September 30, 2013 and 2012, the real estate brokerage operations expensed $97,000 and $74,000, respectively, in fees to Tails. During the nine months ended September 30, 2013 and 2012, the real estate brokerage operations expensed $244,000 and $196,000, respectively,

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in fees to Tails. These payments are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). In addition, the Company’s owned real estate brokerage operations in the Washington DC area record a corresponding payable to Tails and its affiliated regional advertising fund. As of September 30, 2013 and December 31, 2012, the amount of the payable was $2,325,000 and $2,270,000, respectively, and is included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

The Company receives continuing franchise fees, broker fees, franchise sales and other franchise revenue from regional franchisors. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of two of these regional franchisors. During the three months ended September 30, 2013 and 2012, the Company received $912,000 and $858,000, respectively, in revenue from these entities. During the nine months ended September 30, 2013 and 2012, the Company received $2,648,000 and $2,550,000, respectively, in revenue from these entities. These amounts are included in continuing franchise fees, broker fees and franchise sales revenue in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). As described in Note 12, Subsequent Events, on October 7, 2013, the business assets of these two regional franchisors were acquired by RE/MAX Holdings, Inc. and contributed to RMCO.

Prior to 2013, the Company paid an annual sponsorship fee to Sanctuary, Inc., a private golf course owned by the majority stockholders of RIHI. The Company was named as the presenting sponsor of all charity golf tournaments held at Sanctuary, Inc. Further, the majority stockholders have made and continue to make the golf course available to the Company for business purposes. During the nine months ended September 30, 2013, the majority stockholders of RIHI who own Sanctuary, Inc. allowed the Company to use the golf course for business purposes at no charge. During the three and nine months ended September 30, 2012, the Company paid $283,000 and $878,000, respectively in sponsorship fees and green fees to Sanctuary, Inc.

The Company also provides services to certain affiliated entities such as accounting, legal, marketing, technology, human resources and public relations as it allows these companies to share its leased office space. During the three months ended September 30, 2013 and 2012, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $838,000 and $828,000, respectively. During the nine months ended September 30, 2013 and 2012, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $2,459,000 and $2,515,000, respectively. In these cases, the Company bills affiliated companies for their actual or pro rata share of such expenses. Such amounts are generally paid within 30 days and no such amounts were outstanding at September 30, 2013 or December 31, 2012. In addition, affiliated regional franchisors have current outstanding continuing franchise fees, broker fees and franchise sales revenue amounts due to the Company. Such amounts are included in the “Accounts receivable from affiliates” and “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets and comprise the balances from the following entities (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable from affiliates:
RE/MAX Southwest Region	$—	$11
RE/MAX Central Atlantic Region, Inc.	5	21
RE/MAX of Texas Advertising Fund	106	—
Other	5	23
Total accounts receivable from affiliates	116	55
Accounts payable to affiliates:
Other	(2,397)	(2,385)
Total accounts payable to affiliates	(2,397)	(2,385)
Net accounts payable to affiliates	$(2,281)	$(2,330)

In February 2013, the Company engaged Perella Weinberg Partners L.P. (“Perella Weinberg”), a FINRA member, to serve as its financial advisor in connection with the IPO.  Two members of the Company’s Board of Managers are partners at an affiliate of Perella Weinberg.  The engagement of Perella Weinberg as a financial advisor was approved by the independent members of the Company’s Board of Managers.  For the services rendered during the three and nine months ended September 30, 2013, the Company paid or will pay Perella Weinberg $76,000 and $216,000, respectively.  In addition, on October 7, 2013, the Company paid Perella Weinberg a completion fee of $632,500 when the IPO closed.

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Segment information

The Company has two reportable segments, (1) Real Estate Franchise Services and (2) Brokerage and Other. Management evaluates the operating results of the Company’s reportable segments based upon revenue and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies.

Adjusted EBITDA for the reportable segments excludes depreciation, amortization, interest and taxes and is adjusted for items in a manner consistent with the calculation of the Company’s compliance with debt covenants. Adjusted EBITDA for the reportable segments is also a key factor that is used by the Company’s internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of management for purposes of annual and other incentive compensation plans. The additional items that are adjusted to determine Adjusted EBITDA for the reportable segments include gains and losses on the sale of assets and sublease activity, gains and losses on the early extinguishment of debt, depreciation expense, interest expense, loss on the sale of assets and loss on the extinguishment of debt from non-controlling interest, stock-based compensation, non-cash deferred rent expense and acquisition transaction and reorganization costs. The Company’s Real Estate Franchise Services segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name. All of the brokerage offices in the Real Estate Franchise Services segment are franchised. The Company’s Brokerage and Other reportable segment includes the Company’s brokerage services business, the elimination of intersegment revenue and other consolidation entries as well as corporate-wide professional services expenses.

The following tables present the results of the Company’s reportable segments for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Revenue (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Real Estate Franchise Services	$36,211	$34,490	$106,746	$97,382
Brokerage and Other (b)	4,101	3,939	11,882	11,215
Total segment revenue	$40,312	$38,429	$118,628	$108,597

(a)

Transactions between the Real Estate Franchise Services and the Brokerage and Other reportable segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany amounts paid from the Company’s brokerage services business of $435,000 and $427,000 for the three months ended September 30, 2013 and 2012, respectively, and $1,318,000 and $1,295,000 for the nine months ended September 30, 2013 and 2012, respectively. Such amounts are eliminated through the Brokerage and Other reportable segment.

(b)	Includes the elimination of transactions between the Real Estate Franchise Services and the Brokerage and Other reportable segments.

	Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Real Estate Franchise Services	$21,495	$18,589	$58,276	$48,713
Brokerage and Other (c)	580	896	499	177
Total segment Adjusted EBITDA	$22,075	$19,485	$58,775	$48,890

(c)	Includes the elimination of transactions between the Real Estate Franchise Services and the Brokerage and Other reportable segments.

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment Adjusted EBITDA	$22,075	$19,485	$58,775	$48,890
Less:
Depreciation and amortization	3,656	2,788	11,088	9,231
Interest expense, net	5,046	2,835	11,829	8,567
Loss on early extinguishment of debt	1,664	—	1,798	136
Equity-based compensation	—	—	701	—
Non-cash straight-line rent expense	261	270	970	1,223
Gain on sale of assets and sublease	(164)	(144)	(411)	(442)
Chairman executive compensation	750	750	2,250	2,250
Acquisition integration costs	27	—	249	—
IPO expenses	2,436	—	5,916	—
Income before income taxes	8,399	12,986	24,385	27,925
Provision for income taxes	702	636	1,733	1,740
Net income	$7,697	$12,350	$22,652	$26,185

(12)	Subsequent Events

On October 7, 2013, RE/MAX Holdings, Inc. completed the IPO of 11,500,000 shares of Class A common stock at a public offering  price of  $22.00 per share. Certain transactions and agreements associated with the IPO are set forth below:

Reorganization Transactions

In connection with the completion of the IPO, RMCO’s Third Amended and Restated Limited Liability Company Agreement, dated as of February 1, 2013 was amended and restated to, among other things, modify its capital structure as follows (collectively referred to, the “Reorganization Transactions”):

—

RMCO’s existing Class A preferred membership interest was converted into (i) a new preferred membership interest that reflected Weston Presidio’s liquidation preference of approximately $49,850,000 and (ii) a common interest that reflected Weston Presidio’s pro-rata share of the residual equity value of RMCO;

—

RMCO effectuated a 25 for 1 split of the then existing number of outstanding common units so that one common unit of RMCO could be acquired with the net proceeds received in RE/MAX Holdings, Inc.’s IPO from the sale of one share of RE/MAX Holdings, Inc.’s Class A common stock, after the deduction of underwriting discounts and commissions;

—	RE/MAX Holdings, Inc. became a member and the sole manager of RMCO following the purchase of common units of RMCO, as described below;

—

Previously outstanding and unexercised options to acquire common units in RMCO were split 25 for 1 and then substituted for 787,500 options to acquire shares of RE/MAX Holdings, Inc.’s Class A common stock; and

—

Unit holders of RMCO (other than RE/MAX Holdings, Inc.) were given the right to redeem each of their common units of RMCO, for, at RE/MAX Holdings, Inc.’s option, newly issued shares of Class A common stock of RE/MAX Holdings, Inc. on a one-for-one basis or for a cash payment equal to the market price of one share of RE/MAX Holdings Inc.’s Class A common stock.

Initial Public Offering

The IPO closed on October 7, 2013, and RE/MAX Holdings, Inc. raised a total of $253,000,000 in gross proceeds from the sale of 11,500,000 shares of Class A common stock at $22.00 per share, or $224,922,500 in net proceeds after deducting $17,077,500 of underwriting discounts and commissions and $11,000,000 of estimated offering expenses.

RE/MAX Holdings, Inc. used $27,305,000 of the proceeds from the IPO to reacquire regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails, which occurred on October 7, 2013. Immediately following the acquisitions of the business assets of HBN and Tails, RE/MAX Holdings, Inc. contributed such assets to RMCO in exchange for 1,330,977 common units of RMCO reflecting the $22.00 public

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

offering price per share of RE/MAX Holdings, Inc. Class A common stock, less underwriting discounts. RE/MAX Holdings, Inc. acquired the business assets of HBN and Tails and contributed the assets to the Company in order to expand the Company’s owned and operated regional franchising operations. The assets acquired constitute a business accounted for using the fair value acquisition method. The preliminary purchase price has been allocated to the assets acquired based on a preliminary estimate of their estimated fair values and is subject to change. The excess of the total purchase price over the fair value of the identifiable assets acquired was recorded as goodwill. The goodwill recognized for the acquisitions of HBN and Tails is attributable to expected synergies and projected long-term revenue growth and relates entirely to the Real Estate Franchise Services segment.

The following table summarizes the preliminary estimated fair value of the assets acquired at the acquisition date (in thousands):

Accounts and notes receivable	$1,340
Other current assets	23
Franchise agreements	23,008
Goodwill	3,179
Other assets	15
Accrued liabilities	(260)
$27,305

RE/MAX Holdings, Inc. then used the remaining $208,617,500 of the net proceeds received from the IPO to purchase 10,169,023 common units of RMCO. Of the $208,617,500 of proceeds received by RMCO from RE/MAX Holdings, Inc., $11,000,000 was reserved by RMCO to pay estimated offering expenses. The remaining $197,617,500 of proceeds was used as follows: (i) $49,850,000 was used to pay the liquidity preference associated with Weston Presidio’s preferred membership interest in RMCO; and (ii) $147,767,500 was used to redeem common units of RMCO from Weston Presidio and RIHI at a price per common unit equal to the public offering price per share of RE/MAX Holdings, Inc.’s Class A common stock, less underwriting discounts.

Prior to the IPO, RE/MAX Holdings, Inc. did not engage in any business or activities except in connection with its formation and the negotiation of the acquisition of the business assets of HBN and Tails. Subsequent to the IPO and related reorganization and offering transactions, RE/MAX Holdings, Inc. will consolidate the financial results of RMCO and its subsidiaries, and the ownership interest of the other members of RMCO will be reflected as a non-controlling interest in RE/MAX Holdings, Inc.’s consolidated financial statements beginning October 8, 2013.

In connection with the successful completion of the IPO, the Company paid $528,000 in cash bonuses to its employees.

Tax Receivable Agreements

RE/MAX Holdings, Inc. entered into separate tax receivable agreements with Weston Presidio and RIHI (collectively, the “Historical Owners”), that will provide for the payment by RE/MAX Holdings, Inc. to the Historical Owners of RMCO of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RE/MAX Holdings, Inc. actually realizes, or in some circumstances is deemed to realize, as a result of an expected increase in its share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreements, and deductions attributable to imputed and actual interest that accrues in respect of such payments. These tax benefit payments are not necessarily conditioned upon one or more of the Historical Owners maintaining a continued ownership interest in either RMCO or RE/MAX Holdings, Inc. RE/MAX Holdings, Inc. expects to benefit from the remaining 15% of cash savings, if any, that it may actually realize. The  provisions of the separate tax receivable agreements that RE/MAX Holdings, Inc. entered into with each of its Historical Owners were identical.

RMCO, LLC

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Management Services Agreement

In connection with the completion of the IPO, the Company entered into a management services agreement with RE/MAX Holdings, Inc. pursuant to which RE/MAX Holdings, Inc. will agree to provide certain specific management services to the Company. In exchange for the services provided, the Company will reimburse RE/MAX Holdings, Inc. for compensation and other expenses of RE/MAX Holdings, Inc.’s officers and employees and for certain out-of-pocket costs. The Company will also provide administrative and support services to RE/MAX Holdings, Inc., such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement further provides that employees of RE/MAX Holdings, Inc. may participate in the Company’s benefit plans, and that the Company’s employees may be entitled to compensation in the form of equity awards issued by RE/MAX Holdings, Inc. The Company will indemnify RE/MAX Holdings, Inc. for any losses arising from our performance under the management services agreement, except that RE/MAX Holdings, Inc. will indemnify the Company for any losses caused by willful misconduct or gross negligence.

Item 1a.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

We derived the unaudited pro forma condensed consolidated financial information set forth below by the application of pro forma adjustments to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The unaudited pro forma condensed consolidated statement of income for the nine months ended September 30, 2013 and the unaudited pro forma condensed consolidated balance sheet as of September 30, 2013 present our consolidated results of operations and financial position to give pro forma effect to the Reorganization Transactions (as defined below), the shares of Class A common stock sold in our initial public offering (the “IPO”), and the application of the net proceeds from the IPO, including the acquisitions of the business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”), as if all such transactions had been completed as of January 1, 2013 with respect to the unaudited condensed consolidated pro forma statement of income and as of September 30, 2013 with respect to the unaudited pro forma condensed consolidated balance sheet. The unaudited condensed consolidated pro forma statement of income for the twelve months ended December 31, 2012 is included the prospectus dated October 1, 2013, filed with the U.S. Securities and Exchange Commission (“SEC”) on October 3, 2013 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).  The unaudited pro forma condensed consolidated financial information reflects pro forma adjustments that are described in the accompanying notes and are based on available information and certain assumptions we believe are reasonable, but are subject to change. We have made, in our opinion, all adjustments that are necessary to present fairly the unaudited pro forma condensed consolidated financial information.

The unaudited pro forma condensed consolidated financial information should be read together with our unaudited condensed financial statements and related notes, the RMCO, LLC (“RMCO”) unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included elsewhere in this Quarterly Report on Form 10-Q.

The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect our results of operations or financial position that would have occurred had we operated as a public company during the periods presented. The unaudited pro forma condensed consolidated financial information should not be relied upon as being indicative of our results of operations or financial position had the Reorganization Transactions and IPO, as well as the use of the net proceeds from the IPO, occurred on the dates assumed. Refer to Note 12 of the RMCO unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. The unaudited pro forma condensed consolidated financial information also does not project our results of operations or financial position for any future period or date.

The pro forma adjustments principally give effect to the following items:

•

the amendment and modification of RMCO’s Third Amended and Restated Limited Liability Company Agreement, dated as of February 1, 2013 to, among other things, modify its capital structure as follows (collectively referred to as, the “Reorganization Transactions”):

o

RMCO’s existing Class A preferred membership interest was converted into (i) a new preferred membership interest that reflected the liquidation preference of Weston Presidio V, L.P. (“Weston Presidio”) of approximately $49,850,000 and (ii) a common interest that reflected Weston Presidio’s pro-rata share of the residual equity value of RMCO;

o

RMCO effectuated a 25 for 1 split of the then existing number of outstanding common units so that one common unit could be acquired with the net proceeds received in RE/MAX Holdings, Inc.’s IPO from the sale of one share of RE/MAX Holdings, Inc.’s Class A common stock, after the deduction of underwriting discounts and commissions;

o	RE/MAX Holdings, Inc. became a member and the sole manager of RMCO following the purchase of common units of RMCO, as described below; and

o	Previously outstanding and unexercised options to acquire common units in RMCO were substituted for 787,500 options to acquire shares of RE/MAX Holdings, Inc.’s Class A common stock.

•

the sale of 11,500,000 shares of Class A common stock in the IPO and the use of the proceeds to acquire the business assets of HBN and Tails and to purchase common units in RMCO. The acquisitions of HBN and Tails occurred on October 7, 2013 and are not deemed significant as defined in Rule 3-05 of Regulation S-X; and

•

the tax receivable agreements entered into with RMCO’s owners in connection with the consummation of the IPO. In the case of the unaudited pro forma condensed consolidated statements of income, a provision for corporate income taxes on the income of RE/MAX Holdings, Inc. at an effective rate of 38% which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction.

RE/MAX Holdings, Inc.

Pro Forma Condensed Consolidated Statement of Income

Nine months ended September 30, 2013

(Unaudited)

(Amounts in thousands)

	Historical RMCO(1)	Historical HBN and Tails(1)	Pro Forma Adjustments for HBN and Tails Acquisitions(2)	Notes	Pro Forma Offering Adjustments(3)	Notes	Pro Forma RE/MAX Holdings, Inc.
Revenue:
Continuing franchise fees	$47,037	$6,125	$(1,847)		$—		$51,315
Annual dues	22,052	—	—		—		22,052
Broker fees	18,704	2,090	(627)		—		20,167
Franchise sales and other franchise revenue	17,823	682	(172)		—		18,333
Brokerage revenue	13,012	—	—		—		13,012
Total revenue	118,628	8,897	(2,646)	2(a)	—		124,879
Operating expenses:
Selling, operating and administrative expenses	70,088	5,522	(2,769)	2(a)(b)	—		72,841
Depreciation and amortization	11,088	—	1,274	2(c)	—		12,362
Loss on sale of assets, net	41	—	—		—		41
Total operating expenses	81,217	5,522	(1,495)		—		85,244
Operating income	37,411	3,375	(1,151)		—		39,635
Other expenses, net:
Interest expense	(12,053)	—	—		—		(12,053)
Interest income	224	10	—		—		234
Foreign currency transaction losses, net	(135)	—	—		—		(135)
Loss on early extinguishment of debt	(1,798)	—	—		—		(1,798)
Equity in earnings of investees	736	—	—		—		736
Total other expenses, net	(13,026)	10	—		—		(13,016)
Income before provision for income taxes	24,385	3,385	(1,151)		—		26,619
Provision for income taxes	(1,733)	—	—		(2,269)	3(a)	(4,002)
Net income	$22,652	$3,385	$(1,151)		$(2,269)		$22,617
Less: Net income attributable to non-controlling interest					$16,088	3(b)	$16,088
Net income attributable to RE/MAX Holdings, Inc.							$6,529
Net income attributable to RE/MAX Holdings, Inc. per Class A common share 3(c)
Basic							$0.56
Diluted							$0.53
Weighted average shares of Class A common stock outstanding 3(c)
Basic							11,607,971
Diluted							12,255,123

The accompanying notes are an integral part of, and should be read together with, this unaudited pro forma condensed consolidated financial information.

RE/MAX Holdings, Inc.

Pro Forma Condensed Consolidated Balance Sheet

As of September 30, 2013

(Unaudited)

(Amounts in thousands, except units and shares)

	Historical RMCO(1)	Pro Forma Adjustments for HBN and Tails Acquisitions(2)	Notes	Pro Forma Offering Adjustments(3)	Notes	Pro Forma RE/MAX Holdings, Inc.
Assets
Current assets:
Cash and cash equivalents	$73,482	$(27,305)	2(aa)	$38,305	3(aa)	$84,482
Escrow cash—restricted	912	—		—		912
Accounts and notes receivable, current portion, less allowances	16,385	1,340	2(aa)	—		17,725
Accounts receivable from affiliates	116	—		—		116
Other current assets	2,733	23	2(aa)	912	3(bb)	3,668
Total current assets	93,628	(25,942)		39,217		106,903
Property and equipment, net	2,528	—		—		2,528
Franchise agreements, net	69,439	23,008	2(aa)	—		92,447
Other intangible assets, net	2,511	—		—		2,511
Goodwill	70,902	3,179	2(aa)	—		74,081
Deferred tax assets	—	—		93,777	3(bb), 3(cc)	93,777
Investments in equity method investees	3,710	—		—		3,710
Debt issuance costs, net	2,424	—		—		2,424
Other assets	6,820	15	2(aa)	(4,816)	3(dd)	2,019
Total assets	$251,962	$260		$128,178		$380,400
Liabilities, Redeemable Preferred Units and Members’ Deficit/Stockholders’ Equity
Current liabilities:
Accounts payable	$840	$—		$—		$840
Accounts payable to affiliates	2,397	—		—		2,397
Escrow liabilities	912	—		—		912
Accrued liabilities	10,188	260	2(aa)	528	3(ee)	10,976
Income taxes and tax distribution payables	7,266	—		(388)	3(ii)	6,878
Deferred revenue and deposits	15,524	—		—		15,524
Current portion of debt	17,300	—		—		17,300
Current portion of payable to related parties pursuant to tax receivable agreements	—	—		993	3(cc)	993
Other current liabilities	116	—		—		116
Total current liabilities	54,543	260		1,133		55,936

RE/MAX Holdings, Inc.

Pro Forma Condensed Consolidated Balance Sheet

As of September 30, 2013

(Unaudited)

(Amounts in thousands, except units and shares)

	Historical RMCO(1)	Pro Forma Adjustments for HBN and Tails Acquisitions(2)	Notes	Pro Forma Offering Adjustments(3)	Notes	Pro Forma RE/MAX Holdings, Inc.
Debt, net of current portion	211,657	—		—		211,657
Payable to related parties pursuant to tax receivable agreements, net of current portion	—	—		52,452	3(cc)	52,452
Deferred revenue, net of current portion	292	—		—		292
Other liabilities, net of current portion	8,004	—		—		8,004
Total liabilities	274,496	260		53,585		328,341
Redeemable preferred units:
Class A preferred units, at estimated redemption value (no par value, 150,000 units authorized, issued and outstanding as of September 30, 2013; liquidation preference of $49,850; none outstanding on a pro forma basis)	132,350	—		(132,350)	3(ff)	—
Members’ deficit/Stockholders’ equity:
Class B common units (no par value, 900,000 units authorized, 847,500 units issued and outstanding as of September 30, 2013; none outstanding on a pro forma basis)	(156,447)	—		156,447	3(gg)	—
Accumulated other comprehensive income	1,563	—		—		1,563
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 11,607,971 shares issued and outstanding on a pro forma basis	—	—		1		1
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding on a pro forma basis	—	—		—		—
Additional paid-in capital	—	—		279,217	3(hh)	279,217
Retained earnings	—	—		(2,191)	3(ii)	(2,191)
Total members’ deficit/stockholders’ equity attributable to RE/MAX Holdings, Inc.	(154,884)	—		433,474		278,590
Non-controlling interest	—	—		(226,531)	3(gg)	(226,531)
Total members’ deficit/stockholders’ equity	(154,884)	—		206,943		52,059
Total liabilities, redeemable preferred units and members’ deficit/stockholders’ equity	$251,962	$260		$128,178		$380,400

The accompanying notes are an integral part of, and should be read together with, this unaudited pro forma condensed consolidated financial information.

RE/MAX Holdings, Inc.
Notes to Pro Forma Condensed Consolidated Financial Statements

(Unaudited)

Basis of Presentation and Description of Transactions

The IPO closed on October 7, 2013, pursuant to which RE/MAX Holdings, Inc. raised a total of $253,000,000 in gross proceeds from the sale of 11,500,000 shares of Class A common stock at $22.00 per share or $224,922,500 in net proceeds after deducting $17,077,500 of underwriting discounts and commissions and $11,000,000 of estimated offering expenses, which were incurred by RMCO in connection with the IPO. Pursuant to the IPO, we offered and sold 11,500,000 shares of Class A common stock.

RE/MAX Holdings, Inc. used $27,305,000 of the net proceeds of the IPO to reacquire regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of HBN and Tails. Immediately following the completion of the acquisitions of the business assets of HBN and Tails, such assets were contributed to RMCO in exchange for a number of newly issued common units of RMCO valued at $27,305,000, which reflects the IPO price of $22.00 per share, net of underwriters’ commissions.

All of the remaining net proceeds of the IPO were used to purchase newly issued common units from RMCO at a price per common unit equal to the public offering price per share of our Class A common stock, less underwriting discounts. RMCO used a portion of the net proceeds it received from us to first redeem all of the outstanding preferred membership units in RMCO held by Weston Presidio and to satisfy its liquidation preference associated with those preferred membership units which was $49,850,000. Following RMCO’s redemption of all of the outstanding preferred membership units in RMCO from Weston Presidio, RMCO then redeemed all common units held by Weston Presidio and used the remaining net proceeds received less $11,000,000 which was reserved for the payment of IPO expenses, to redeem common units of RMCO from RIHI, Inc. (“RIHI”) at a price per common unit equal to the public offering price per share of RE/MAX Holdings, Inc.’s Class A common stock, less underwriting discounts.

1. Historical Results of Operations and Financial Position

Condensed consolidated statement of income data for the nine months ended September 30, 3013 and condensed consolidated balance sheet data as of September 30, 2013 for RMCO were derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The historical HBN and Tails results of operations for the nine months ended September 30, 2013 and the historical financial position of HBN and Tails as of September 30, 2013 were derived from the HBN and Tails unaudited financial statements.

2. Pro Forma Adjustments for HBN and Tails Transactions

The historical results of operations of HBN and Tails have been adjusted to give pro forma effect to events that are (i) directly attributable to the acquisitions of HBN and Tails, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results, as if the HBN and Tails acquisitions occurred on January 1, 2013 (referred to as “Pro Forma Adjustments for HBN and Tails Acquisitions”).

Unaudited Pro Forma Condensed Consolidated Statement of Income – Nine-month Period Ended September 30, 2013

(a)

The pro forma adjustment to total revenue reflects the elimination of continuing franchise fees, broker fees and franchise sales of $2,646,000 paid by HBN and Tails to RMCO during the nine months ended September 30, 2013. As a result, also reflected is a reduction in HBN and Tails’ selling, operating and administrative expenses for the same amount.

(b)

The pro forma adjustment to selling, operating and administrative expenses also reflects a reduction of $123,000 relating to direct acquisition costs incurred related to the acquisitions of HBN and Tails.

(c)

The pro forma adjustment to depreciation and amortization reflects an increase of $1,274,000 in amortization expense related to the regional franchise agreement intangible assets acquired, which were determined to have an acquisition date fair value of $23,008,000 and have a remaining contractual term of approximately 14 years.

RE/MAX Holdings, Inc.
Notes to Pro Forma Condensed Consolidated Financial Statements

(Unaudited)

Unaudited Pro Forma Condensed Consolidated Balance Sheet – As of September 30, 2013

(aa)

Pro forma adjustments reflect the acquisitions of the business assets of HBN and Tails, including the re-acquired rights under the regional franchise agreements issued by us permitting the sale of RE/MAX franchises in the Southwest and Central Atlantic regions of the U.S. The purchase price has been allocated to the assets acquired and liabilities assumed based on management’s preliminary estimate of their respective fair values. The following table summarizes the preliminary allocation of the purchase price related to the HBN and Tails acquisitions as reflected in the unaudited pro forma condensed consolidated balance sheet as of September 30, 2013 (in thousands):

Accounts and notes receivable	$1,340
Other current assets	23
Franchise agreements	23,008
Goodwill	3,179
Other assets	15
Accrued liabilities	(260)
$27,305

The valuation of the re-acquired regional franchise agreements were valued using an income approach and will be amortized over the remaining contractual term of approximately 14 years. The estimate of the fair values is preliminary and may change.

3. Pro Forma Offering Adjustments

The Pro Forma RE/MAX Holdings, Inc. condensed consolidated financial information includes the Historical Results of Operations and Financial Position of RMCO and the Pro Forma Adjustments for HBN and Tails Acquisitions and gives further effect to the following (referred to as “Pro Forma Offering Adjustments”): (i) the use of all of the remaining net proceeds from our IPO, after deducting underwriting discounts to purchase newly issued common units of RMCO from RMCO at a price per common unit equal to the public offering price per share of our Class A common stock, less underwriting discounts; (ii) RMCO’s subsequent use of $49,850,000 of the net proceeds it received from us to first redeem all of the outstanding preferred membership units in RMCO held by Weston Presidio, which represent Weston Presidio’s liquidation preference associated with those preferred membership units and the complete redemption of Weston Presidio’s remaining common membership equity interest at a price per common unit equal to the public offering price per share of RE/MAX Holdings, Inc.’s Class A common stock, less underwriting discounts totaling $76,931,250; and (iii) subsequent to RMCO’s redemption of all of the outstanding preferred and common membership units in RMCO from Weston Presidio, RMCO used the remaining net proceeds from the IPO, less $11,000,000 which was reserved for the payment of IPO expenses, to redeem common units of RMCO from RIHI at a price per common unit equal to the public offering price per share of RE/MAX Holdings, Inc.’s Class A common stock, less underwriting discounts.

Unaudited Pro Forma Condensed Consolidated Statement of Income – Nine months ended September 30, 2013

(a)

Subsequent to the closing of the IPO, RE/MAX Holdings, Inc. will be subject to U.S. federal income taxes, in addition to state, local and international taxes, with respect to our allocable share of any net taxable income of RMCO, which will result in higher income taxes. As a result, the pro forma statements of income reflect an adjustment to our provision for corporate income taxes to reflect an estimated effective rate of 38.0%, which includes provisions for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction.

The provision for income taxes from operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes as follows:

Federal statutory rate	35.0%
State and local rate	3.0%
Rate benefit from flow-through entity	(23.0)%
Effective tax rate	15.0%

RE/MAX Holdings, Inc.
Notes to Pro Forma Condensed Consolidated Financial Statements

(Unaudited)

(b)

As a result of the Reorganization Transactions and IPO, RE/MAX Holdings, Inc. became the sole managing member of RMCO. RE/MAX Holdings Inc. owns less than 100% of the economic interest in RMCO but has 100% of the voting power and control of the management of RMCO. Immediately following the Reorganization Transactions and IPO, the non-controlling interest became 60.44%. Net income attributable to the non-controlling interest represents 60.44% of RMCO’s income before income taxes. These amounts have been determined based on the actual offering price of $22.00 in the IPO.

(c)

The shares of Class B common stock do not share in our earnings and are therefore not included in the weighted average shares outstanding or net income available per share. The pro forma basic net income per share calculation includes 11,500,000 shares sold in the IPO. In addition, we granted vested restricted stock units with respect to 107,971 shares of our Class A common stock to our officers and employees, all of which are included in the shares used to calculate pro forma basic and diluted earnings per share.

The pro forma diluted net income per share calculation includes the basic weighted average shares of Class A common stock outstanding plus the dilutive impact of 787,500 outstanding options issued upon substitution of RMCO Class B common unit options calculated using the treasury stock method.

Unaudited Pro Forma Condensed Consolidated Balance Sheet – As of September 30, 2013

(aa)	The following pro forma adjustments were recorded to cash (in thousands):

Net proceeds received by RE/MAX Holdings, Inc. from the IPO, before consideration of $11,000 for IPO expenses	$235,923
Redemption of the liquidity preference held by Weston Presidio	(49,850)
Redemption of RMCO common units held by Weston Presidio and RIHI	(147,768)
$38,305

The balance of $38,305,000 includes $27,305,000 of the proceeds received to purchase the business assets of HBN and Tails. The adjustment to cash for the purchase of HBN and Tails has been reflected elsewhere in the Pro Forma Condensed Consolidated Balance Sheet under “Pro Forma Adjustments for HBN and Tails Acquisitions” as described in footnote 2(aa). The remaining $11,000,000 represents proceeds received by RE/MAX Holdings, Inc. to purchase newly issued common units of RMCO. RMCO used the proceeds from such sale to offset IPO expenses incurred by RMCO.

(bb)

RE/MAX Holdings, Inc. will be subject to U.S. federal income taxes, in addition to state, local and international taxes, with respect to our allocable share of any net taxable income of RMCO. As a result, the pro forma condensed consolidated balance sheet reflects our proportionate share of existing temporary differences between the book basis and tax basis related to assets (primarily intangible assets and fixed assets) and liabilities as of September 30, 2013 of approximately $2,011,000, comprised of $912,000 of current deferred tax assets and $1,099,000 of long-term deferred tax assets. The net deferred tax asset is shown as an increase to additional paid-in capital within the pro forma condensed consolidated balance sheet.

(cc)

Pro forma adjustments reflect the effects of the tax receivable agreements on our consolidated balance sheet as a result of RE/MAX Holdings, Inc.’s purchase of common units from RMCO and RMCO’s related redemption of preferred units from Weston Presidio and common units from Weston Presidio and RIHI with the net proceeds from the IPO. Pursuant to the tax receivable agreements, RE/MAX Holdings, Inc. will be required to make cash payments to our existing owners equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local tax that RE/MAX Holdings, Inc. actually realizes, or in some circumstances is deemed to realize, as a result of certain future tax benefits to which RE/MAX Holdings, Inc. may become entitled. These tax benefit payments are not necessarily conditioned upon one or more of the existing owners maintaining a continued ownership interest in either RMCO or RE/MAX Holdings, Inc. RE/MAX Holdings, Inc. expects to benefit from the remaining 15% of cash savings, if any, that it may actually realize.

As a result, on the closing date of the IPO, on a cumulative basis, the net effect of accounting for income taxes and the tax receivable agreements on our financial statements was a net increase in stockholders’ equity of $39,233,000. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the tax receivable agreements have been estimated and will be finalized in the fourth quarter of 2013.

RE/MAX Holdings, Inc.
Notes to Pro Forma Condensed Consolidated Financial Statements

(Unaudited)

A summary of the adjustments recorded on a pro forma basis is as follows:

—

we recorded an increase of $92,678,000 in deferred tax assets for estimated income tax effects of the increase in the tax basis of the purchased interests, based on an effective income tax rate of 38.0% (which includes a provision for U.S. federal, state, local and/or foreign income taxes);

—

we recorded $53,445,000, which is discounted at our incremental borrowing rate, and represents 85% of the estimated realizable tax benefit resulting from (i) the increase in tax basis in the intangible assets of RMCO on the date of the offering and (ii) certain other tax benefits related to entering into the tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreements as an increase to the liability due to existing owners under the tax receivable agreements; and

—

we recorded an increase to additional paid-in capital of $39,233,000, which is an amount equal to the difference between the increase in deferred tax assets and the increase in liability due to existing owners under the tax receivable agreements.

(dd)	IPO expenses were approximately $11,000,000. Of this amount approximately $4,816,000 was deferred as of September 30, 2013 and was deducted against the proceeds received by RMCO.

(ee)	We paid $528,000 to our employees related to a cash bonus plan that was tied to the successful completion of the IPO.

(ff)

Represents $49,850,000 of net proceeds received from the IPO to completely redeem the preferred membership interest held by Weston Presidio and the reorganization transaction, which resulted in $82,500,000 being reclassified to RMCO common units.

(gg)

As a result of the Reorganization Transactions and IPO, RE/MAX Holdings, Inc. became the sole managing member of RMCO. As the sole manager, RE/MAX Holdings, Inc. controls all of the day-to-day business affairs and decision-making of RMCO without the approval of any other member. As such, RE/MAX Holdings, Inc., through its officers and directors, is responsible for all operational and administrative decisions of RMCO and the day-to-day management of RMCO’s business. As a result, we consolidate the financial results of RMCO and record an amount as non-controlling interest on our consolidated balance sheet.

The balance of the non-controlling interest as of September 30, 2013 on a pro forma basis is as follows (in thousands):

RMCO equity held by the non-controlling interest holders prior to the Reorganization Transactions	$(156,447)
Reorganization Transactions whereby a portion of the Class A preferred units are converted to common units	82,500
Redemption of the remaining common interest held by Weston Presidio, and a portion of the common interest held by RIHI	(147,768)
Deferred offering expenses incurred by RMCO prior to the IPO and deducted against the proceeds received	(4,816)
$(226,531)

(hh)	In connection with the IPO adjustments recorded to additional paid-in-capital on a pro forma basis are as follows (in thousands):

Proceeds received by RE/MAX Holdings, Inc. from the IPO, net of underwriting discounts	$235,922
Value related to RE/MAX Holdings, Inc.’s proportionate share of future tax benefits associated with the deferred tax assets in existence as of the IPO date	2,011	3(bb)
Increase to additional paid-in-capital for an amount equal to the difference between the increase in deferred tax assets and the increase in liability due to existing owners under the tax receivable agreements	39,233	3(cc)
Increase in additional paid-in-capital for restricted stock units granted to our officers and employees that vested immediately	2,051	3(ii)
	$279,217

RE/MAX Holdings, Inc.
Notes to Pro Forma Condensed Consolidated Financial Statements

(Unaudited)

(ii)

On the effective date of the IPO, we granted vested restricted stock units with respect to 107,971 shares of our Class A common stock to our officers and employees at the IPO price of $22.00 per share of our Class A common stock resulting in total compensation expense of approximately $2,051,000. In addition, we paid $528,000 to our employees related to a cash bonus plan that was tied to the successful completion of the IPO. The effect on income taxes payable for the vested restricted stock units that were granted and the cash bonus that was paid is $388,000. These transactions have not been reflected in the unaudited pro forma condensed consolidated statements of income because they do not have a continuing impact but have been reflected in the accompanying unaudited pro forma condensed consolidated balance sheet as of September 30, 2013.

In addition, on the effective date of the IPO, we granted 115,699 restricted stock units to our officers and employees, which vest over a three year period and 18,184 restricted stock units to our directors, which vest over a one year period. As a result of the vesting requirements associated with the restricted stock units, we will recognize the following recurring non-cash compensation charges from the closing date of the IPO through 2016, which are not included in the unaudited pro forma condensed consolidated statements of income, nor reflected in the unaudited pro forma condensed consolidated balance sheet (in thousands):

2013 (partial year, from close of the IPO)	$264
2014	1,029
2015	754
2016	691
Total	$2,738

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed financial statements of RE/MAX Holdings, Inc. and the related notes thereto and the unaudited condensed consolidated financial statements of RMCO, LLC and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in our prospectus dated October 1, 2013, filed with the U.S. Securities and Exchange Commission (“SEC”) on October 3, 2013 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) (File No. 333-190699). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. For example, forward-looking statements include statements we make relating to:

•	our expectations regarding consumer trends in residential real estate transactions;

•	our expectations regarding overall economic and demographic trends, including the continued recovery of the U.S. residential real estate market;

•	our expectations regarding our performance during future downturns in the housing sector;

•	our growth strategy of increasing our agent count;

•	the non-cash compensation expense we expect to recognize in connection with the equity we granted in connection with the initial public offering of RE/MAX Holdings, Inc.;

•	our future financial performance;

•	the effects of laws applying to our business;

•	our ability to retain our senior management and other key employees;

•	our intention to pursue additional intellectual property protections;

•	our future compliance with U.S. or state franchise regulations; and

•	other plans and objectives for future operations, growth, initiatives or strategies.

Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Significant Transactions

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of RMCO, LLC and its consolidated subsidiaries (the “Company,” “RMCO,” “we,” “our” or “us”). On October 7, 2013,  RE/MAX Holdings, Inc. issued and sold 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share in its initial public offering (the “IPO”). Prior to the IPO, RMCO was wholly-owned by its previous owners, Weston Presidio V. L.P. (“Weston Presidio”) and RIHI, Inc. (“RIHI”). The net offering proceeds to RE/MAX Holdings, Inc. from the IPO, after deducting underwriting discounts and commissions totaling approximately $17.1 million and offering expenses totaling approximately $11.0 million, were approximately $224.9 million. After the consummation of the IPO, the holders of RE/MAX Holdings., Inc.’s Class A common stock collectively held 100% of its economic interests and have 24.66% of the total outstanding voting power of RE/MAX Holdings, Inc. The holder of RE/MAX Holdings, Inc.’s Class B common stock had the remaining 75.34% of the total outstanding voting power of RE/MAX Holdings, Inc.

RE/MAX Holdings, Inc.  used $27.3 million of the net proceeds from the IPO to reacquire regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”). The remaining $197.6 million of net proceeds was used to purchase newly issued common units of RMCO from RMCO at a price per common unit equal to the public offering price per share of RE/MAX Holdings, Inc.’s Class A common stock, less underwriting discounts. RMCO used the proceeds it received to pay a $49.9 million liquidity preference associated with RMCO’s preferred membership interest and $147.8 million to redeem common units in RMCO, at a price per common unit equal to the public offering price per share of RE/MAX Holdings, Inc.’s Class A common stock, less underwriting discounts.

In connection with the completion of the IPO, RE/MAX Holdings, Inc. became a member and the sole manager of RMCO. As the sole manager of RMCO, RE/MAX Holdings, Inc. now controls its business and affairs and, therefore,  RE/MAX Holdings, Inc. will consolidate its financial results. However, RIHI, a former member of RMCO, retained common units in RMCO representing a collective 60.44% equity interest in RMCO, and as a result, RIHI’s collective interest will be reflected as a non-controlling interest in RE/MAX Holdings, Inc.’s consolidated financial statements. RE/MAX Holdings, Inc.’s net income will represent its proportionate share of RMCO’s pre-tax net income beginning on October 7, 2013 and its sole asset will be its corresponding controlling equity interest in RMCO.

Business Overview

We are one of the world’s leading franchisors of real estate brokerage services. Our business strategy is to recruit and retain agents and sell franchises. Our franchisees operate under the RE/MAX brand name which has held the number one market share in the U.S. and Canada since 1999 as measured by total residential transaction sides completed by our agents.

Our financial results are driven by the number of agents in our global network. The majority of our revenue is derived from fixed, contractual fees and dues paid to us based on the number of agents in our franchise network.

Our current growth strategies include the following initiatives:

•	Capitalize on the U.S. housing recovery and increase our total agent count.

•	Continue to drive franchise sales growth and agent recruitment and retention.

•	Reacquire select RE/MAX regional franchises in the U.S. and Canada.

•	Increase franchise and agent fees.

As a franchisor (less than 1% of the brokerages in the U.S. RE/MAX system are owned by us), we maintain a low fixed-cost structure which enables us to generate high margins and helps us drive significant operating leverage through incremental revenue growth as reflected in our financial results.

RMCO operates in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerage and Other. The Real Estate Franchise Services reportable segment comprises the operations of our owned and independent global franchising operations. The Brokerage and Other reportable segment contains the operations of our 21 owned brokerage offices in the U.S. which represent less than 1% of RE/MAX brokerages in the U.S., the results of operations of a mortgage brokerage company in which we own a non-controlling interest, the elimination of intersegment revenue and other consolidation entities, as well as corporate and professional services expenses. Our reportable segments represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess performance and to allocate resources.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our operating results, including agent count, revenue and Adjusted EBITDA.

Agent Count. Agent count reflects the number of licensed agents who have active, independent contractual relationships with RE/MAX offices at a particular time. The majority of our revenue is derived from recurring fixed fee streams we receive from our franchisees and agents that are closely correlated to our aggregate agent count.

Factors Affecting Our Consolidated Operating Results

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the following:

Changes in Agent Count. The majority of our revenue is derived from fees and dues based on the number of agents in the RE/MAX network. Due to the low fixed cost structure of our franchise model, the addition of new agents generally requires little incremental investment in capital or infrastructure. Accordingly, the number of agents in our network (particularly in our owned U.S. and Canadian regions) is the most important factor affecting our results of operations and the addition of new agents can favorably impact our revenue and Adjusted EBITDA. Historically, the number of agents in the residential real estate industry has been highly correlated with overall home sale transaction activity. Our agent count decreased during the downturn in the U.S. housing sector, but has recently returned to growth as the market has started to recover. However, we do not use our overall home sale transaction activity on a per agent or aggregate basis in order to evaluate our results of operations. We believe that the number of agents in our network is the primary statistic that drives our revenue.

Cyclical Residential Real Estate Market. The residential real estate industry in which we operate is cyclical and, consequently, our revenue is affected by general conditions within the residential real estate market.

—

U.S. Real Estate Downturn. From the second half of 2005 through 2011, the U.S. real estate industry experienced a significant downturn, with existing home transactions declining by 40% from 7.1 million in 2005 to 4.3 million in 2011 and the median home sale price declining by 24% from $219,600 in 2005 to $166,100 in 2011, according to the National Association of Realtors (“NAR”). The majority of our revenue is derived from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners, which we believe provides for a more stable revenue stream than a model based upon real estate transaction activity, which would be impacted more significantly during industry downturns. For example, during the downturn in the U.S. housing sector discussed above, our total revenue declined by approximately 20% between the peak level in 2007 and the recent low point in 2011, which represented our highest and lowest revenue periods during the most recent cycle.

—

U.S. Real Estate Recovery. The U.S. real estate industry experienced a strong rebound in 2012, with a total of 5.0 million home sale transactions according to NAR, of which approximately 4.7 million are estimated to represent existing home sale transactions, which increased 9.4% over 2011. In addition, NAR is forecasting that (i) in 2013, existing home sales will increase by 8.3% to 5.0 million units and median existing home sale prices will increase by 10.6%, each as compared to 2012; and (ii) in 2014, existing home sales will increase by 2.5% to 5.2 million units and median existing home sale prices will increase by 5.7%, each as compared to 2013. Historically, an increase in overall transaction activity is highly correlated with a subsequent increase in the number of agents in the residential real estate brokerage industry. We believe that a continuation of the housing recovery in the U.S. will support our efforts to increase our agent count in the U.S., which in turn should increase our revenue and Adjusted EBITDA.

Changes in Aggregate Fee Revenue Per Agent. A significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents, including annual dues, continuing franchise fees and certain transaction or service based fees. Our average annual revenue per agent for our Company-owned Regions in the U.S. and Canada is almost two times greater than for our Independent Regions. Our average revenue per agent in regions outside the U.S. and Canada is substantially lower than the average revenue per agent in the U.S. and Canada. We have expanded our owned regional franchising operations through acquisitions of Independent Regions in the U.S. and Canada. We reacquired the regional franchise rights for the Mountain States region in 2011 and for the Texas region in 2012. On October 7, 2013, we reacquired regional RE/MAX franchise rights in the Central Atlantic and Southwest regions, and intend to pursue reacquisition of other regions in the future. In addition, other changes in our aggregate revenue per agent are derived from changes in our fee arrangements with our franchisees and agents over time. Our revenue per agent also increases in other ways including when transaction sides and transaction sizes increase since a portion of our revenue comes from fees tied to the number and size of real estate transactions closed by our agents. Given the low fixed cost structure of our franchise model, modest increases in revenue per agent can have a significant impact on our profitability.

The following table shows our agent count at the end of, and the net change in agent count for the periods indicated:

	As of
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)
Agent Count:
U.S. (1)
Company-owned regions	27,343	26,846	26,189	21,605	21,597	21,355	21,128	21,050
Independent regions	26,879	26,482	26,030	30,198	30,300	30,135	29,990	30,102
U.S. Total	54,222	53,328	52,219	51,803	51,897	51,490	51,118	51,152
Canada
Company-owned regions	6,089	6,106	6,073	6,070	6,105	6,106	6,052	5,976
Independent regions	12,934	12,939	12,804	12,796	12,789	12,746	12,619	12,594
Canada Total	19,023	19,045	18,877	18,866	18,894	18,852	18,671	18,570
Outside U.S. and Canada (2)
Company-owned regions	319	316	334	1,199	1,203	1,252	1,254	1,276
Independent regions	19,167	19,120	18,542	17,140	16,909	16,893	16,641	16,478
Outside U.S. and Canada Total	19,486	19,436	18,876	18,339	18,112	18,145	17,895	17,754
Total	92,731	91,809	89,972	89,008	88,903	88,487	87,684	87,476
Net change in agent count compared to the prior period	922	1,837	964	105	416	803	208

(1)

The Texas region converted from an Independent Region to a Company-owned Region in connection with the reacquisition of the regional franchise rights of RE/MAX of Texas on December 31, 2012. The agent count amounts reflected above in U.S. Independent Regions for Texas were: 4,214, 4,206, 4,155, 4,107 and 4,128 as of December 31, 2012 through December 31, 2011, respectively.

(2)

The Australia and New Zealand regions converted from Company-owned Regions to Independent Regions. The agent count amounts reflected above in Company-owned Regions for Australia and New Zealand were: 863, 863, 907, 902 and 917 as of December 31, 2012 through December 31, 2011, respectively.

Substantially all of our revenue is derived from the U.S. and Canada. Our agent count decreased during the U.S. housing sector downturn, but has recently returned to growth as the market started to rebound in 2012.

Revenue. The majority of our revenue is derived from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners with a smaller percentage of our revenue being based on transaction activity derived from a percentage of agent commissions.

Adjusted EBITDA. We present Adjusted EBITDA because we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Our management uses Adjusted EBITDA as a factor in evaluating the performance of our business. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. See below under “—Non-GAAP Financial Measures” for further discussion of our presentation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, net and income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: (gain) loss on sale of assets and sublease, loss on extinguishment of debt, equity-based compensation, deferred rent adjustments, salaries paid to David and Gail Liniger, our Chairman and Vice Chairman, respectively, that we will not continue to pay subsequent to the completion of the IPO, expenses incurred in connection with the IPO, reorganization costs and acquisition transaction costs. See “—Non-GAAP Financial Measures.”

Because Adjusted EBITDA omits certain non-cash items and other infrequent cash charges, we feel that it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and other infrequent cash charges and is more reflective of other factors that affect our operating performance.

Our Adjusted EBITDA margins result from the high margin Real Estate Franchise Services segment, offset slightly by the owned real estate brokerage operations, which have much lower margins due primarily to higher fixed costs resulting from rent expense, which in turn adversely impacts our consolidated margins.

Components of Operating Results

Revenue

The majority of our revenue is derived from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners, with a smaller percentage of our revenue being based on transaction activity derived from a percentage of agent commissions.

—

Continuing Franchise Fees*. In the U.S. and Canada, continuing franchise fees are fixed contractual fees paid monthly by regional franchise owners in Independent Regions, or franchisees in Company-owned Regions, to RE/MAX based on the number of agents in the franchise region or the franchisee’s office. Continuing franchise fees are typically approximately $120 per month per agent. In our Company-owned Regions, we receive the entire amount of the continuing franchise fee. In Independent Regions, we generally receive 15%, 20% or 30% of the continuing franchise fee established by the terms of the applicable contract with the Independent Region, which is a fixed rate.

—

Annual Dues*. Annual dues are the membership fees which agents pay to be a part of the RE/MAX network and brand, are due on the anniversary date of the agent’s joining RE/MAX and are recognized ratably over the following twelve-month period. Annual dues revenue may be impacted by the fact that annual dues are deferred and recognized over a twelve-month period from the agent’s anniversary date as well as the related timing of agent losses and agent gains during that period. Annual dues are currently a flat fee of US$390 for U.S. agents and C$390 for Canadian agents and are paid directly to us. Annual dues revenue is driven by the number of agents in our network. We receive 100% of the annual dues fee, regardless of whether the agent is in a Company-owned Region or Independent Region.

—

Broker Fees*. Broker fees are assessed to the broker against real estate commissions paid by customers when an agent sells a home. Agents pay a negotiated percentage of these earned commissions to the broker in whose office they work. Broker-owners in turn pay a percentage of the commission to the regional franchisor. Generally the amount paid by broker-owners to the regional franchisor, which we refer to as the “broker fee,” is 1% of the total commission on the transaction. In our Company-owned Regions, we receive the entire amount of the broker fee. In Independent Regions, we generally receive 15%, 20% or 30% of the broker fee established by the terms of the applicable franchise agreement with the Independent Region, which is a fixed rate.

The amount of commission collected by franchisees is based primarily on the sales volume of RE/MAX agents and real estate commissions earned by agents on these transactions. These broker fees therefore depend upon the overall volume of existing residential home sales and home sale prices. Because there are little incremental variable costs associated with this revenue stream, increased home sales provide us with incremental upside during a real estate market recovery.

—	Franchise Sales and Other Franchise Revenue. Franchise sales and other franchise revenue is primarily comprised of:

-

Franchise Sales. Franchise sales consists of revenue from sales and renewals of individual franchises from Company-owned Regions and Independent Regions, as well as regional master franchises in international markets. We receive only a portion of the revenue from the sales and renewals of individual franchises from Independent Regions.

-

Other Franchise Revenue. Other franchise revenue includes revenue from preferred marketing arrangements and approved supplier programs with third parties, including mortgage lenders and other real estate service providers, as well as event-based revenue from training and other programs, including our annual convention in the U.S.

—

Brokerage Revenue. Brokerage revenue principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents. We have 21 owned brokerage offices solely in the U.S. that represent less than 1% of the over 3,300 real estate brokerage offices that operate under the RE/MAX brand name in the U.S.

* We base our continuing franchise fees, annual dues and broker fees outside the U.S. and Canada on generally the same structure as our U.S. and Canadian Independent Regions, except that revenue earned by us in those regions is substantially lower than in our U.S. and Canadian Independent Regions.

Operating Expenses

Operating expenses include selling, operating and administrative expenses, depreciation and amortization and the gains and losses on sales of assets. Set forth below is a brief discussion of some of the key operating expenses that impact our results of operations:

—

Selling, operating and administrative expenses. Selling, operating and administrative expenses primarily consists personnel costs comprised of salaries, benefits and other compensation expenses paid to our personnel as well as certain marketing and production costs that are not paid by our related party advertising funds, including travel and entertainment costs, costs associated with our annual convention and other events, rent expense and professional fee expenses. We expect our selling, operating and administrative expenses to increase related to obligations associated with becoming a public company including compliance with the Sarbanes-Oxley Act, as well as legal, accounting, tax and other expenses that we did not incur as a private company.

—

Depreciation and amortization. Depreciation and amortization expense consists of our depreciation expense related to our investments in property and equipment and our amortization of long-lived assets and intangibles, which consists principally of capitalized software, trademarks and franchise agreements. Depreciation and amortization expense may increase as we continue to pursue acquisitions.

—	Gains and losses on sale of assets. Gains and losses on sale of assets are recognized when assets are disposed of for amounts greater than or less than their carrying values.

Other Expenses, Net

Other expenses, net include interest expense, interest income, foreign currency transactions gains and losses, losses on the early extinguishment of debt and equity in earnings of investees.

The most significant items that are included in other expenses, net are interest expense and interest income, which consist primarily of interest on borrowings under our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto on July 31, 2013 (the “Senior Secured Credit Facility”) and income earned on our cash and cash equivalents. Our interest expense depends on the level of our outstanding indebtedness as well as the applicable interest rate with respect to outstanding indebtedness which is a variable rate in excess of any contractual interest rate floor, tied to prevailing interest rates.

Provision for Income Taxes

RMCO is classified as a partnership for U.S. federal income tax purposes and thus, is treated as a “flowthrough entity.” As a result, prior to the IPO, our business was not generally subject to direct U.S. federal income tax and certain state income tax obligations. Our subsidiaries that operate in foreign jurisdictions are, however, taxable entities. Income taxes incurred by the subsidiaries that operate in foreign jurisdictions are recorded in the provision for income taxes. RE/MAX Holdings, Inc. is organized as a corporation for tax purposes that is subject to direct U.S. federal corporate income tax and certain state corporate income tax obligations. Following the IPO, these corporate tax obligations will generally arise with respect to, and be payable in respect of, our allocable share of net income attributable to the business operations of RMCO.

Acquisitions and Divestitures

One of our strategies is to pursue reacquisitions of regional franchise rights in Independent Regions in the U.S. and Canada. We receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions. While both Company-owned Regions and Independent Regions charge relatively similar fees to RE/MAX brokerages and agents, we receive the entire amount of the continuing franchise fee, broker fee, initial franchise fee and franchise renewal fee in Company-owned Regions, whereas we receive only a portion of these fees in Independent Regions.

Effective October 7, 2013, RE/MAX Holdings, Inc. used $27.3 million of the proceeds from the IPO to reacquire regional franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails and contributed these assets to us in exchange for ownership interest.  The unaudited condensed consolidated financial statements of RMCO, included elsewhere in this Form 10-Q, as of September 30, 2013 and for the three and nine months ended September 30, 2013 exclude the financial position, results of operations and cash flows of HBN and Tails for the periods presented.

Effective December 31, 2012, we acquired certain assets of RE/MAX of Texas, including the regional franchise agreements permitting the sale of RE/MAX franchises in the state of Texas. The purchase price was $45.5 million and was paid in cash primarily using proceeds from borrowings. We recorded $30.2 million of goodwill in connection with this acquisition, which consisted of the excess of the purchase price over the fair value of the identifiable assets acquired.

Effective November 30, 2012, we sold substantially all of the assets of owned and operated regional franchising operations located in Eastern Australia and New Zealand and entered into regional franchising agreements with new independent owners of these regions. We decided to sell these operations following our determination that due to the costs, logistics and differences in local markets, we were not able to efficiently operate these foreign regions given their remoteness from our U.S. headquarters. We sold these regions for a net purchase price of approximately $0.2 million. We recognized losses on the sale of the assets amounting to approximately $1.7 million, as the consideration received in the transactions was lower than the value of the assets of these operations as reflected in our consolidated financial statements prior to the sale transaction.

We may pursue additional acquisitions or investments in other complementary businesses, services and technologies that would provide access to new markets or customers, or otherwise complement our existing operations.

Results of Operations

For comparability purposes, the following tables set forth our results of operations for the periods presented as dollars (in thousands) for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Continuing franchise fees	$16,093	$14,418	$47,037	$42,293
Annual dues	7,455	7,208	22,052	21,376
Broker fees	7,204	5,685	18,704	14,801
Franchise sales and other franchise revenue	5,076	6,806	17,823	17,806
Brokerage revenue	4,484	4,312	13,012	12,321
Total revenue	40,312	38,429	118,628	108,597
Operating expenses:
Selling, operating and administrative expenses	22,105	20,614	70,088	63,828
Depreciation and amortization	3,656	2,788	11,088	9,231
(Gain) loss on sale of assets	(3)	(2)	41	(20)
Total operating expenses	25,758	23,400	81,217	73,039
Operating income	14,554	15,029	37,411	35,558
Other expenses, net:
Interest expense	(5,128)	(2,913)	(12,053)	(8,774)
Interest income	82	78	224	207
Foreign currency translation gains (losses), net	281	394	(135)	358
Loss on early extinguishment of debt	(1,664)	—	(1,798)	(136)
Equity in earnings of investees	274	398	736	712
Total other expenses, net	(6,155)	(2,043)	(13,026)	(7,633)
Income before provision for income taxes	8,399	12,986	24,385	27,925
Provision for income taxes	(702)	(636)	(1,733)	(1,740)
Net income	$7,697	$12,350	$22,652	$26,185

Adjusted EBITDA(1)	$22,075	$19,485	$58,775	$48,890

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenue

	Three months ended September 30,		Change
	2013	2012	($)	(%)
	(unaudited)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$16,093	$14,418	$1,675	11.6
Annual dues	7,455	7,208	247	3.4
Broker fees	7,204	5,685	1,519	26.7
Franchise sales and other franchise revenue	5,076	6,806	(1,730)	(25.4)
Brokerage revenue	4,484	4,312	172	4.0
Total revenue	$40,312	$38,429	$1,883	4.9

Continuing Franchise Fees

Revenue from continuing franchise fees increased $1.7 million, or 11.6%, from the three months ended September 30, 2012 to the three months ended September 30, 2013. The acquisition and subsequent growth of RE/MAX of Texas, which resulted in agents within an Independent Region being converted to agents within a Company-owned Region, gave us the right to earn 100% of the fixed continuing franchise fee per agent. This resulted in an increase of $1.4 million in continuing franchise fee revenue. This increase was offset partially by a net decrease of $0.3 million in continuing franchise fees for the Australia and New Zealand regions, which were sold during the fourth quarter of 2012 and, as a result, the agents in Australia and New Zealand are no longer agents of a Company-owned Region. Excluding acquisition and divestiture activity, continuing franchise fees earned from Company-owned regions in the U.S. and Canada, where we receive a higher continuing franchise fee per agent, increased $0.5 million due to an increase in agent count, primarily in the U.S.

Annual Dues

Revenue from annual dues increased $0.2 million, or 3.4%, from the three months ended September 30, 2012 to the three months ended September 30, 2013, primarily due to an overall increase in total agent count of 922 agents for the three months ended September 30, 2013 compared to an overall increase in total agent count of 416 agents for the three months ended September 30, 2012.

Broker Fees

Revenue from broker fees increased $1.5 million, or 26.7%, from the three months ended September 30, 2012 to the three months ended September 30, 2013, principally due to additional broker fees of $0.8 million that resulted from the acquisition of certain assets of RE/MAX of Texas, which converted agents from an Independent Region to a Company-owned Region resulting in a higher portion of broker fees for these agents being retained by us. These increases were partially offset by a net decrease in broker fees of $0.6 million in Australia and New Zealand as these regions were sold during the fourth quarter of 2012 resulting in agents in those regions no longer being agents of a Company-owned Region. Excluding acquisition and divestiture activity, revenue from broker fees earned from Company-owned Regions in the U.S. and Canada increased $1.1 million from the three months ended September 30, 2012 to the three months ended September 30, 2013, while revenue from broker fees earned from Independent Regions in the U.S. increased $0.3 million from the three months ended September 30, 2012 to the three months ended September 30, 2013. The increase in broker fee revenue for our Company-owned and Independent Regions in the U.S. and Canada was due to the overall increase in home sale transaction volume, which increased commissions earned by our U.S. and Canadian agents as well as increased agent count.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue decreased $1.7 million, or 25.4%, from the three months ended September 30, 2012 to the three months ended September 30, 2013. $1.6 million of the decrease was related to a decrease in franchise sales revenue due primarily to the 2012 sale of master franchise rights in China/Hong Kong/Macau for $2.1 million, partially offset by smaller master franchise sales during the three months ended September 30, 2013.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents, increased $0.2 million, or 4.0%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 as a result of higher gross sales and transaction volume.

Operating Expenses

A summary of the components of our operating expenses for the three months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Change
	2013	2012	($)	(%)
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$22,105	$20,614	$1,491	7.2
Depreciation and amortization	3,656	2,788	868	31.1
Loss on sale of assets, net	(3)	(2)	(1)	50.0
Total operating expenses	$25,758	$23,400	$2,358	10.1
Percent of revenue	63.9	60.9

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses increased $1.5 million, or 7.2%, from the three months ended September 30, 2012 to the three months ended September 30, 2013.

—

Personnel costs decreased $0.5 million from $11.0 million for the three months ended September 30, 2012 to $10.5 million for the three months ended September 30, 2013. The decrease in personnel costs was  primarily driven by the divestiture of the Australia and New Zealand regions which reduced personnel costs by $0.4 million and $0.2 million associated with a net decrease in personnel costs related due to a decrease in employee severance expense during the three months ended September 30, 2012 offset by an increase in salaries and wages paid to our employees and additional personnel costs associated with the acquisition of RE/MAX of Texas.

—

Professional fees increased $2.2 million from $1.3 million for the three months ended September 30, 2012 to $3.5 million for the three months ended September 30, 2013 due primarily to the expenses incurred in connection with the IPO and related reorganization transactions.

—

Rent expense increased $0.2 million from $2.6 million for the three months ended September 30, 2012 to $2.8 million for the three months ended September 30, 2013, due to increased rent expense incurred at our company-owned brokerage offices.

—

Other selling, operating and administrative expenses decreased $0.4 million from $5.7 million for the three months ended September 30, 2012 to $5.3 million for the three months ended September 30, 2013. This decrease was primarily driven by a decrease of $0.3 million in advertising and production costs related to reduced executive and other corporate sponsorships.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million, or 31.1%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 as a result of $0.9 million of additional amortization expense related to intangible assets acquired from RE/MAX of Texas.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Change
	2013	2012	($)	(%)
	(unaudited)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(5,128)	$(2,913)	$(2,215)	76.0
Interest income	82	78	4	5.1
Foreign currency transaction gains (losses), net	281	394	(113)	(28.7)
Loss on early extinguishment of debt	(1,664)	—	(1,664)	*
Equity in earnings of investees	274	398	(124)	(31.2)
Total other expenses, net	$(6,155)	$(2,043)	$(4,112)	201.3
Percent of revenue	(15.3)	(5.3)

*	Calculation not meaningful

Other expenses, net increased $4.1 million, or 201.3%, from the three months ended September 30, 2012 to the three months ended September 30, 2013 primarily due to an increase in the loss on early extinguishment of debt of approximately $1.7 million associated with executing our new Senior Secured Credit Facility on July 31, 2013 (See “—Liquidity and Capital Resources—Senior Secured Credit Facility”). Additionally, interest expense increased $2.2 million due to a combination of additional interest expense on the incremental $45.0 million of long-term debt borrowed on December 31, 2012 to finance the acquisition of certain assets of RE/MAX of Texas under the terms of our previous senior secured credit facility, as well as $1.9 million of interest expense incurred during the three months ended September 30, 2013 associated with costs incurred upon entering into our new Senior Secured Credit Facility.

Provision for Income Taxes

RMCO is classified as a partnership for U.S. federal income tax purposes and thus, as of September 30, 2013, was treated as a “flow through entity.” As such the provision for income taxes consists of income taxes on the net taxable earnings of RMCO’s consolidated foreign subsidiaries. Income tax expense for each of the three months ended September 30, 2013 and 2012 was $0.7 million and $0.6 million, respectively.  RE/MAX Holdings, Inc. is organized as a corporation for tax purposes that prospectively will be generally subject to direct U.S. federal, corporate income tax and certain state corporate income tax obligations.

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins were $22.1 million and 54.8%, and $19.5 million and 50.7%, for the three months ended September 30, 2013 and 2012, respectively. The increase in Adjusted EBITDA of $2.6 million, or 13.3%, was principally the result of an increase in total revenue of $1.9 million arising from the acquisition of RE/MAX of Texas, agent growth and higher broker fees, offset by a decrease in franchise sales and other franchise revenue due to the sale of the master franchise agreement in China being sold during the three months ended September 30, 2012. Operating expenses adjusted for certain non-cash items such as amortization expense and other infrequent cash charges, including professional fee expenses incurred in preparation for the IPO, decreased due to lower personnel costs of $0.5 million and a decrease of $0.4 million in other selling, operating and administrative expense due primarily to lower executive and corporate sponsorships.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenue

	Nine months ended September 30,		Change
	2013	2012	($)	(%)
	(unaudited)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$47,037	$42,293	$4,744	11.2
Annual dues	22,052	21,376	676	3.2
Broker fees	18,704	14,801	3,903	26.4
Franchise sales and other franchise revenue	17,823	17,806	17	0.1
Brokerage revenue	13,012	12,321	691	5.6
Total revenue	$118,628	$108,597	$10,031	9.2

Continuing Franchise Fees

Revenue from continuing franchise fees increased $4.7 million, or 11.2%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The acquisition and subsequent growth of RE/MAX of Texas, which resulted in agents within an Independent Region being converted to agents within a Company-owned Region, gave us the right to earn 100% of the fixed continuing franchise fee per agent. This resulted in an increase of $4.0 million in continuing franchise fee revenue. This increase was offset partially by a net decrease of $1.1 million in continuing franchise fees for the Australia and New Zealand regions, which were sold during the fourth quarter of 2012 and, as a result, the agents in Australia and New Zealand are no longer agents of a Company-owned Region. Excluding acquisition and divestiture activity, continuing franchise fees earned from Company-owned regions in the U.S. and Canada, where we receive a higher continuing franchise fee per agent, increased $1.5 million due to an increase in agent count, primarily in the U.S.

Annual Dues

Revenue from annual dues increased $0.7 million, or 3.2%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, primarily due to an overall increase in total agent count of 3,723 for the nine months ended September 30, 2013, of which 2,576 were located in the U.S. and Canada as compared to an overall increase in total agent count of 1,427 agents for the nine months ended September 30, 2012, of which 1,069 were located in the U.S. and Canada. U.S. and Canadian agents pay us directly annual dues fees of US$390 and C$390, respectively.

Broker Fees

Revenue from broker fees increased $3.9 million, or 26.4%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, principally due to additional broker fees of $2.3 million that resulted from the acquisition of certain assets of RE/MAX of Texas, which converted agents from an Independent Region to a Company-owned Region resulting in a higher portion of broker fees for these agents being retained by us. These increases were partially offset by a net decrease in broker fees of $1.6 million in Australia and New Zealand as these regions were sold during the fourth quarter of 2012, resulting in agents in those regions no longer being agents of a Company-owned Region. Excluding acquisition and divestiture activity, revenue from broker fees earned from Company-owned Regions in the U.S. and Canada increased $2.6 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, while revenue from broker fees earned from Independent Regions in the U.S. increased $0.7 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in broker fee revenue for our Company-owned and Independent Regions for the U.S. and Canada was due to the overall increase in home sale transaction volume, which increased commissions earned by our U.S. and Canadian agents as well as increased agent count.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue remained relatively constant during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013 at $17.8 million. During the nine months ended September 30, 2013, franchise sales revenue decreased $1.1 million primarily to the sale of master franchise rights in China/Hong Kong/Macau for $2.1 million that occurred in 2012, which was offset partially by smaller master franchise sales during 2013. During the nine months ended September 30, 2013, other franchise revenue increased $1.1 million primarily due to an increase in registration revenue associated with the annual convention which occurred during the first quarter of 2013.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents, increased $0.7 million, or 5.6%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 as a result of higher gross sales and transaction volume.

Operating Expenses

A summary of the components of our operating expenses for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine months ended September 30,		Change
	2013	2012	($)	(%)
	(unaudited)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$70,088	$63,828	6,260	9.8
Depreciation and amortization	11,088	9,231	1,857	20.1
Loss on sale of assets, net	41	(20)	61	305.0
Total operating expenses	$81,217	73,039	8,178	11.2
Percent of revenue	68.5	67.3

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses increased $6.3 million, or 9.8%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013.

—

Personnel costs increased $0.6 million from $31.4 million for the nine months ended September 30, 2012 to $32.0 million for nine months ended September 30, 2013. The increase in personnel costs was primarily due to the acquisition of RE/MAX of Texas which increased personnel costs by $0.8 million,  $1.0 million of additional stock-based compensation expense and increased contributions to our employees’ defined contribution plan, partially offset by $1.2 million in reduced expenses in 2013, resulting from the divestiture of the Australia and New Zealand regions.

—

Professional fees increased $5.4 million from $4.2 million for the nine months ended September 30, 2012 to $9.6 million for the nine months ended September 30, 2013 due primarily to the expenses of $5.9 million incurred in connection with the IPO, offset by a reduction in professional fees incurred by the Australia and New Zealand regions which were sold during the fourth quarter of 2012.

—

Rent expense decreased $0.2 million from $9.0 million for the nine months ended September 30, 2012 to $8.8 million for the nine months ended September 30, 2013 due to higher sublease income partially offset by higher rent expense at some of our company-owned brokerage offices.

—

Other selling, operating and administrative expenses, increased $0.3 million from $19.2 million for the nine months ended September 30, 2012 to $19.5 million for the nine months ended September 30, 2013. This increase is primarily driven by an increase in printing and marketing expense of $0.2 million driven by timing of events held by our regions and marketing publications.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million, or 20.1%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 as a result of the following:

—	an increase of $2.7 million of additional amortization expense related to intangible assets acquired from RE/MAX of Texas;

—	a net decrease of $0.4 million related to certain intangible assets that became fully amortized; and

—	a decrease in depreciation expense of $0.4 million related to assets that became fully depreciated.

Other Expenses, Net

A summary of the components of our other expenses, net for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine months ended September 30,		Change
	2013	2012	($)	(%)
	(unaudited)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(12,053)	$(8,774)	$(3,279)	37.4
Interest income	224	207	17	8.2
Foreign currency transaction gains (losses), net	(135)	358	(493)	(137.7)
Loss on early extinguishment of debt	(1,798)	(136)	(1,662)	*
Equity in earnings of investees	736	712	24	3.4
Total other expenses, net	$(13,026)	$(7,633)	$(5,393)	70.7
Percent of revenue	(11.0)	(7.0)

*	Calculation not meaningful

Other expenses, net increased $5.4 million, or 70.7%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 primarily due to an increase in the loss on early extinguishment of debt of approximately $1.7 million associated with executing our new Senior Secured Credit Facility on July 31, 2013. Additionally, interest expense increased $3.3 million due to a combination of additional interest expense on the incremental $45.0 million of long-term debt borrowed on December 31, 2012 to finance the acquisition of certain assets of RE/MAX of Texas under the terms of our previous senior secured credit facility as well as $1.9 million of interest expense associated with costs incurred upon entering into our new Senior Secured Credit Facility. Lastly, foreign currency translation gains (losses), net decreased $0.5 million as a result of depreciation in the value of the U.S. dollar against the Canadian dollar.

Provision for Income Taxes

RMCO is classified as a partnership for U.S. federal income tax purposes and thus, as of September 30, 2013 was treated as a “flow through entity.”  As such the provision for income taxes consists of income taxes on the net taxable earnings of RMCO’ consolidated foreign subsidiaries. Income tax expense for each of the nine months ended September 30, 2013 and 2012 was $1.7 million. RE/MAX Holdings, Inc. is organized as a corporation for tax purposes that prospectively will be generally subject to direct U.S. federal, corporate income tax and certain state corporate income tax obligations.

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins were $58.8 million and 49.5%, and $48.9 million and 45.0% for the nine months ended September 30, 2013 and 2012, respectively. The increase in Adjusted EBITDA of $9.9 million, or 20.2%, was principally the result of an increase in total revenue of $10.0 million arising from the acquisition of RE/MAX of Texas, agent growth and higher broker fees. Operating expenses adjusted for certain non-cash items such as amortization expense and equity-based compensation expense and other infrequent cash charges, including professional fee expenses incurred in preparation for the IPO, decreased $0.5 million. These decreases were offset by a $0.5 million increase in foreign currency transaction losses during the nine months ended September 30, 2013.

Non-GAAP Financial Measures

The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of non-U.S. generally accepted accounting principles (“GAAP”) financial measures, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income (loss) before depreciation and amortization, interest expense, net and income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: (gain) loss on sale of assets and sublease, (gain) loss on extinguishment of debt, equity based compensation, deferred rent adjustments, salaries paid to David and Gail Liniger that we will not continue to pay subsequent to the IPO, expenses incurred in connection with the IPO and acquisition transaction costs.

Because Adjusted EBITDA omits certain non-cash items and other infrequent cash charges, we believe that it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and other infrequent cash charges and is more reflective of other factors that affect our operating performance. We present Adjusted EBITDA because we believe it is useful as a supplemental measure in evaluating the performance of our operating businesses and provides greater transparency into our results of operations. Our management uses Adjusted EBITDA as a factor in evaluating the performance of our business.

Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool, and you should not consider Adjusted EBITDA either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

•	this measure does not reflect changes in, or cash requirement for, our working capital needs;

•	this measure does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	this measure does not reflect our income tax expense or the cash requirements to pay our taxes;

•	this measure does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements; and

•	other companies may calculate this measure differently so they may not be comparable.

A reconciliation of Adjusted EBITDA to net income attributable to controlling interests for our consolidated results and reportable segments for the three and nine months ended September 30, 2013 and 2012 is set forth in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)
Consolidated:
Net income	$7,697	$12,350	$22,652	$26,185
Depreciation and amortization	3,656	2,788	11,088	9,231
Interest expense	5,128	2,913	12,053	8,774
Interest income	(82)	(78)	(224)	(207)
Provision for income taxes	702	636	1,733	1,740
EBITDA	17,101	18,609	47,302	45,723
Gain on sale of assets and sublease(1)	(164)	(144)	(411)	(442)
Loss on early extinguishment of debt(2)	1,664	—	1,798	136
Equity-based compensation(3)	—	—	701	—
Non-cash straight-line rent expense(4)	261	270	970	1,223
Chairman executive compensation(5)	750	750	2,250	2,250
Acquisition integration costs(6)	27	—	249	—
IPO expenses(7)	2,436	—	5,916	—
Adjusted EBITDA	$22,075	$19,485	$58,775	$48,890
Real Estate Franchise Services:
Net income	$7,072	$11,575	$22,246	$26,471
Depreciation and amortization	3,571	2,667	10,792	8,835
Interest expense	5,128	2,911	12,050	8,768
Interest income	(82)	(78)	(224)	(207)
Provision for income taxes	702	636	1,733	1,740
EBITDA	16,391	17,711	46,597	45,607
Gain on sale of assets and sublease(1)	(94)	(210)	(266)	(359)
Loss on early extinguishment of debt(2)	1,664	—	1,798	136
Equity-based compensation(3)	—	—	701	—
Non-cash straight-line rent expense (4)	321	338	1,031	1,079
Chairman executive compensation(5)	750	750	2,250	2,250
Acquisition integration costs(6)	27	—	249	—
IPO expenses(7)	2,436	—	5,916	—
Adjusted EBITDA	$21,495	$18,589	$58,276	$48,713
Brokerage and Other:
Net income (loss)	$625	$775	$406	$(286)
Depreciation and amortization	85	121	296	396
Interest expense	—	2	3	6
Interest income	—	—	—	—
Provision for income taxes	—	—	—	—
EBITDA	710	898	705	116
(Gain) loss on sale of assets and sublease(1)	(70)	66	(145)	(83)
Non-cash straight-line rent expense (4)	(60)	(68)	(61)	144
Adjusted EBITDA	$580	$896	$499	$177

(1) Represents (gains) and losses on the sale of assets as well as the loss on the sublease of our corporate headquarters office building.

(2) Represents losses incurred on early extinguishment of debt related to the entire repayment of our pre-existing debt facility during the three months ended September 30, 2013 and losses incurred on the early extinguishment of debt on our previous senior secured credit facility during the nine months ended September 30, 2013 and 2012.

(3) Equity-based compensation includes non-cash compensation expense recorded related to unit options granted to employees pursuant to our 2011 Unit Option Plan. See Note 7 to RMCO’s unaudited condensed consolidated financial statements.

(4) Represents the non-cash charge to appropriately record rent expense on a straight-line basis over the term of the lease agreement taking into consideration escalation in monthly cash payments.

(5) Represents the elimination of annual salaries we paid to David Liniger, our Chairman and Co-Founder, and Gail Liniger, our Vice Chairman and Co-Founder, that we will not continue to pay following the consummation of the IPO.

(6) Acquisition integration costs include fees incurred in connection with our acquisition of certain assets of RE/MAX of Texas in December 2012, and our acquisitions of HBN and Tails in connection with the IPO including legal, accounting and advisory fees as well as consulting fees for integration services.

(7) Represents expenses incurred in connection with the IPO.

Liquidity and Capital Resources

General Overview

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market, which have contributed to increasing annual operating cash flows. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of agents in the RE/MAX network. Our liquidity position has been negatively affected by the principal payments and related interest expense on our Senior Secured Credit Facility.

We experienced an increase in the number of our agents during the three and nine months ended September 30, 2013 compared to the comparable periods of the prior year. However, we cannot be certain agent growth will continue. Moreover, if the real estate market or the economy as a whole deteriorates, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.

Our primary liquidity needs historically have been to service our debt, finance our working capital, and finance acquisition activity. We have historically satisfied these needs with cash flows from operations and funds available under our Senior Secured Credit Facility.

We will continue to evaluate potential financing transactions, including refinancing our Senior Secured Credit Facility and extending maturities. There can be no assurance that financing or refinancing will be available to us on acceptable terms or at all. Future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Our ability to make payments to fund debt service and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors that are beyond our control.

Cash Flows

Cash and cash equivalents increased $5.0 million from $68.5 million as of December 31, 2012 to $73.5 million as of September 30, 2013. The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Change
	(unaudited)
	(in thousands)
Cash provided by (used in):
Operating activities	$36,890	$37,063	$(173)
Investing activities	(842)	(1,587)	745
Financing activities	(31,095)	(17,509)	(13,586)
Effect of exchange rate changes on cash	28	85	(57)
Net change in cash and cash equivalents	$4,981	$18,052	$(13,071)

Cash provided by operating activities decreased $0.2 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The decrease in cash provided by operating activities is primarily attributable to a decrease in net income of $3.5 million offset by an increase in non-cash adjustments to net income of $4.5 million.  The increase in non-cash adjustments is related to increased amortization expense from the acquisition of RE/MAX of Texas of $1.9 million, the loss on extinguishment of debt of $1.8 million and equity-based compensation of $0.7 million.   The net impact of the change in net income after taking into effect the non-cash adjustments was an increase of $1.0 million.  This increase was attributable to an increase in revenue partially offset by a decrease in cash provided due to higher cash payments for interest.  This net increase was offset by a decrease in working capital of $1.2 million primarily driven by a decrease in deferred revenue resulting from higher registration fees received and deferred in 2012 for our 2013 annual convention as compared to registration fees received and deferred in 2011.

Cash used in investing activities decreased $0.7 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to a decrease in the purchase of property, equipment and software due to a reduction in acquired software during the nine months ended September 30, 2013, offset partially by an increase in leasehold improvements during that period.

Cash used in financing activities increased $13.6 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due primarily to an $11.2 million increase in distributions paid to our members pursuant to the terms of the Third Amended and Restated RMCO, LLC agreement (the “Third LLC Agreement”). The increase in member distributions is primarily the result of an increase in taxable income in 2012 compared to 2011, which is the basis for determining the amount of distributions paid to our members. In this regard, distributions made during the nine months ended September 30, 2013 and 2012 were $20.7 million and $9.5 million, respectively. Cash used in financing activities also increased as a result of a $4.8 million increase in capitalized costs incurred in connection with the IPO offset by $3.7 million of additional net debt payments made during the nine months ended September 30, 2012.

During the fourth quarter of 2013, we made tax distributions totaling $6.7 million to Weston Presidio and RIHI pursuant to the terms of the Third LLC Agreement to cover tax liabilities associated with their share of RMCO’s taxable income from January 1, 2013 to October 7, 2013.

Senior Secured Credit Facility

In July 2013, RE/MAX, LLC entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto. Under the Senior Secured Credit Facility, RE/MAX, LLC has a revolving line of credit available of up to $10.0 million. On the closing date of the Senior Secured Credit Facility, RE/MAX, LLC borrowed $230.0 million of term loans thereunder. The proceeds provided by these term loans were used to refinance and repay existing indebtedness and for working capital, capital expenditures, acquisitions and general corporate purposes.

Term loans are repaid in quarterly installments of $575,000, with the balance of the term loan due at maturity. The maturity date of all of the term loans under the Senior Secured Credit Facility is July 31, 2020. Term loans may be optionally prepaid by RMCO’s wholly owned subsidiary, RE/MAX, LLC, at any time. All amounts outstanding under the revolving line of credit must be repaid on July 31, 2018.

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right, and (iii) 50% of excess cash flow at the end of the applicable fiscal year, with such percentage decreasing as RE/MAX, LLC’s leverage ratio decreases.

The Senior Secured Credit Facility is guaranteed by RMCO and RE/MAX of Western Canada (1998), LLC, a subsidiary of RE/MAX, LLC, and is secured by a lien on substantially all of the assets of RMCO, RE/MAX, LLC and each guarantor.

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) adjusted LIBOR, provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3% or (b) alternative base rate (“ABR”), provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate plus 1.0%, plus a maximum applicable margin of 2%.  A commitment fee of 0.50% per annum accrues on the amount of unutilized revolving line of credit.

The Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations and liquidations. We do not anticipate that the restriction on the payment of dividends will prevent us from being able to pay regular dividends with respect to our Class A common stock at rates we establish from time to time. With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $10.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

The Senior Secured Credit Facility restricts the aggregate acquisition consideration for permitted acquisitions to $50.0 million in any fiscal year. Any unused amounts may be carried over to the subsequent year to be used towards additional expenditures for permitted acquisitions, with an aggregate cap of $100.0 million in any fiscal year. Aggregate outstanding indebtedness consisting of (i) the deferred purchase price of permitted acquisitions may not exceed $15.0 million at any time and (ii) earn-outs arising out of permitted acquisitions may not exceed $15.0 million at any time.

At any time revolving loans are outstanding, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. As of September 30, 2013, we had no revolving loans outstanding.

As of September 30, 2013, we had $229.0 million of term loans outstanding, net of an unamortized discount, and no revolving loans outstanding under our Senior Secured Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
	Total	Remaining 2013	2014	2015	2016	2017	Thereafter
	(unaudited)
	(in thousands)
Long-term debt (including current portion)(1)(2)	$229,425	$575	$17,300	$2,300	$2,300	$2,300	$204,650
Interest payments on debt facilities(3)	59,926	2,403	9,092	8,855	8,775	8,696	22,105
Lease obligations(4)	134,129	2,762	10,305	10,499	9,628	8,935	92,000
Member tax distributions(5)	6,650	6,650	—	—	—	—	—
Total	$430,130	$12,390	$36,697	$21,654	$20,703	$19,931	$318,755

(1)

We are required to make quarterly principal payments on our Senior Secured Credit Facility of $0.6 million through July 2020. We have reflected full payment of long-term debt at maturity of our Senior Secured Credit Facility in 2020.

(2)

Final payment amount in 2020 of $198.9 million will be reduced by any excess cash flow principal payments and optional prepayments made subsequent to 2014. For purposes of this table, we have included the 2014 estimated excess cash flow payment of $15.0 million. We did not include the excess cash flow payment for 2015 and thereafter as these amounts are conditioned on achieving future financial figures that are not determinable at this time.

(3)

The interest payments in the above table are determined assuming that principal payments on the debt are made on their scheduled dates and on the applicable maturity dates. The variable interest rate on the Senior Secured Credit Facility is assumed at the current interest rate of 4.2%.

(4)

We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $1.1 million in the aggregate, are included in the table above.

(5)	We are obligated under the Third LLC Agreement to make tax distributions totaling $6.7 million to Weston Presidio and RIHI in connection with the completion of the IPO.

As described in elsewhere in this Quarterly Report on Form 10-Q, we entered into separate tax receivable agreements with Weston Presidio and RIHI (collectively, the “Historical Owners”), that will provide for the payment by RE/MAX Holdings, Inc. to the Historical Owners of RMCO of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RE/MAX Holdings, Inc. actually realizes, or in some circumstances is deemed to realize, as a result of an expected increase in its share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the tax receivable agreements, and deductions attributable to imputed and actual interest that accrues in respect of such payments. These payment obligations are our obligations and not RMCO’s. Assuming no material changes in the relevant tax law, and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that future payments under the tax receivable agreements related to the IPO to aggregate $53.5 million over the next 15 years

Off Balance Sheet Arrangements

Other than the guarantee of a performance agreement and a line of credit agreement disclosed in Note 9 of our unaudited consolidated financial statements, we have no material off balance sheet arrangements as of September 30, 2013.

Critical Accounting Policies, Judgments and Estimates

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe the estimates, assumptions and judgments involved in revenue recognition, allowances for accounts and notes receivable, goodwill, franchise agreements and other intangible assets, and stock-based compensation, have the greatest potential impact on our consolidated financial statements, and consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies, judgments and estimates as compared to the critical accounting policies, judgments and estimates described in our prospectus dated October 1, 2013, filed with the SEC on October 3, 2013 pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large franchisees. In addition, our investment strategy has been to invest in financial instruments that are highly liquid, readily convertible into cash and mature within three months from the date of purchase. We do not use derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes. We are exposed to financial market risks, primarily changes in interest rates.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At September 30, 2013, $229.0 million in term loans were outstanding under our Senior Secured Credit Facility net of an unamortized discount. As of September 30, 2013, the undrawn borrowing availability under the revolving line of credit under our Senior Secured Credit Facility was $10.0 million. The interest rate on our Senior Secured Credit Facility entered into in July 2013 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of international franchisees in Canada and over 90 other countries. Fees imposed on franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in foreign exchange transaction gains and losses. We had foreign currency translation gains and (losses) of approximately $0.3 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively and $(0.1) million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. If exchange rates on currencies in foreign jurisdictions where we conduct business were to fluctuate 10%, we believe that our consolidated financial position, results of operations and cash flows would not be materially affected.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in litigation, claims and other proceedings relating to the conduct of our business. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our business, financial condition or operations; however, litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

Item 1a. Risk Factors

For a detailed description of the risks that could materially affect our business, financial condition, prospects, operating results or cash flows, please refer to the section entitled “Risk Factors” in our final prospectus filed with the SEC on October 3, 2013. There have been no material changes to the risks listed in the final prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Class A Common Stock

On October 1, 2013, our Registration Statement on Form S-1, as amended (File No. 333-190699), was declared effective, pursuant to which, on October 7, 2013, we issued and sold 11,500,000 shares of our Class A common stock, at a price to the public of $22.00 per share for an aggregate offering price of $253.0 million. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, William Blair & Company, L.L.C, RBC Capital Markets, LLC and JMP Securities LLC acted as the underwriters.

As a result of the initial public offering, we raised approximately $224.9 million in net proceeds after deducting the underwriting discounts and commissions of approximately $17.1 million and $11.0 million in offering expenses. On October 7, 2013, we paid approximately $27.3 million to reacquire regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through our acquisition of the business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”).

Following our acquisition of the business assets of HBN and Tails, we contributed such assets to RMCO, LLC (“RMCO”), in exchange for a number of newly issued common units of RMCO valued at approximately $27.3 million, at a price per common unit equal to the public offering price per share of our Class A common stock, less underwriting discounts.

We used approximately $208.6 million to purchase newly issued common units from RMCO at a price per common unit equal to the public offering price per share of our Class A common stock, less underwriting discounts. Of the $208.6 million in proceeds received by RMCO from us, $11.0 million has been or will be used to pay estimated offering expenses. The remaining $197.6 million RMCO received from us was used as follows: (i) RMCO used approximately $49.9 million first to redeem all of the outstanding preferred membership units in RMCO held by Weston Presidio V, L.P. (“Weston Presidio”) and (ii) following RMCO’s redemption of all of the outstanding preferred membership units in RMCO from Weston Presidio, RMCO used approximately $147.8 million to redeem common units of RMCO from Weston Presidio and RIHI, Inc. (“RIHI”) at a price per common unit equal to the public offering price per share of our Class A common stock, less underwriting discounts. The price per common unit of RMCO paid by RMCO to Weston Presidion and RIHI was equal to the public offering price per share of our Class A common stock, less underwriting discounts.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Asset Purchase Agreement, dated as of December 31, 2012, by and among RE/MAX/KEMCO Partnership, L.P., d/b/a RE/MAX of Texas, RE/MAX, LLC and Richard Filip, Charles El-Moussa, Brian Parker and Philip Leung. (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request by the SEC.)	S-1	333-190699	9/19/2013	2.1

3.1	Amended and Restated Certificate of Incorporation	—	—	—	—	X

3.2	Bylaws of RE/MAX Holdings, Inc.	—	—	—	—	X

10.1	2013 Omnibus Incentive Plan and related documents.	S-8	333-191519	10/1/2013	4.2

10.2	Credit Agreement, dated as of July 31, 2013, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-190699	8/19/2013	10.4

10.3	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.4

10.4	Employment Agreement, dated as of March 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Margaret M. Kelly.	S-1	333-190699	9/19/2013	10.6

10.5	Employment Agreement, dated as of March 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and David M. Metzger.	S-1	333-190699	9/19/2013	10.7

10.6	Employment Agreement, dated as of July 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Geoffrey Lewis.	S-1	333-190699	9/19/2013	10.8

10.7	Employment Agreement, dated as of October 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Mike Ryan.	S-1	333-190699	9/19/2013	10.9

10.8	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.					X

10.9	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.					X

10.10	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.					X

10.11	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.					X

10.12	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.					X

10.13	Plan of Reorganization and Purchase Agreement, dated as of August 9, 2013, by and among Buena Suerte Holdings Inc., HBN, Inc. and HBN Holdco, Inc.	S-1	333-190699	9/27/2013	10.19

10.14	Plan of Reorganization and Purchase Agreement, dated as of August 9, 2013, by and among Buena Suerte Holdings Inc., Tails, Inc. and Tails Holdco, Inc.	S-1	333-190699	9/27/2013	10.20

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of Chairman of the Board and Co-Founder pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1

Certification of Chairman of the Board and Co-Founder, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	November 14, 2013	By:	/S/ Dave L. Liniger
Dave L. Liniger
Chairman and Co-Founder (Principal Executive Officer)

Date:	November 14, 2013	By:	/S/ Margaret M. Kelly
Margaret M. Kelly
Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 14, 2013	By:	/S/ David M. Metzger
David M. Metzger
Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)