Form 10-K
period 2013-12-31
RE/MAX Holdings, Inc.
filed 2014-03-28
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the transition period from              to

Commission File Number 001-36101

RE/MAX Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0937145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5075 South Syracuse Street Denver, Colorado	80237
(Address of principal executive offices)	(Zip code)

(303) 770-5531

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is well-known seasoned issuers, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the New York Stock Exchange on October 2, 2013. As of December 31, 2013, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $372.3 million, based on the number of shares held by non-affiliates as of December 31, 2013 and the closing price of the registrant’s common stock on the New York Stock Exchange on December 31, 2013.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of March 28, 2014 was 11,607,971 and 1, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

RE/MAX HOLDINGS, INC.

2013 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, forward-looking statements include statements we make relating to:

—	our expectations regarding consumer trends in residential real estate transactions;
—	our expectations regarding overall economic and demographic trends, including the continued recovery of the U.S. residential real estate market;
—	our expectations regarding our performance during future downturns in the housing sector;
—	our growth strategy of increasing our agent count;
—	our ability to expand our network of franchises at higher than average rates in both new and existing but underpenetrated markets;
—	our expectations regarding agent count and productivity;
—	our growth strategy of increasing our number of closed transaction sides and transaction sides per agent;
—	our expectations of the effects of the reacquisitions of the regional franchise rights in the Southwest and Central Atlantic regions of the U.S. and in the state of Texas on our results of operations;
—	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
—	the pursuit of future reacquisitions of Independent Regions;
—	our intention to pay dividends;
—	our future financial performance;
—	the effects of laws applying to our business;
—	our ability to retain our senior management and other key employees;
—	our intention to pursue additional intellectual property protections;
—	our future compliance with U.S. or state franchise regulations; and
—	other plans and objectives for future operations, growth, initiatives or strategies.

These and other forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed in “Item 1A.—Risk Factors” and in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1. BUSINESS

Our Company

We are one of the world’s leading franchisors of real estate brokerage services. Our business strategy is to recruit and retain agents and sell franchises. Our franchisees operate under the RE/MAX brand name, which has held the number one market share in the U.S. and Canada since 1999, as measured by total residential transaction sides completed by our agents. Accordingly, our company slogan is “Nobody sells more real estate than RE/MAX.” The RE/MAX brand has the highest level of unaided brand awareness in real estate in the U.S. and Canada according to a 2013 consumer survey by MMR Strategy Group, and our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world.

The RE/MAX brand is built on the strength of our global franchise network, which is designed to attract and retain the best-performing and most experienced agents by maximizing their opportunity to retain a larger portion of their commissions. As a result of this agent-centric approach, we believe that our agents are substantially more productive than the industry average. We consider agent count to be a key measure of our business performance as the majority of our revenue is derived from fixed, contractual fees and dues paid to us based on the number of agents in our franchise network.

RE/MAX was founded in 1973 by David and Gail Liniger with an innovative, entrepreneurial culture affording our agents and franchisees the flexibility to operate their businesses with great independence. This business strategy led to a 33-year period of uninterrupted growth, highlighted in the charts below, as RE/MAX added large numbers of franchises and agents in the U.S., Canada and around the world. Today, the RE/MAX brand operates in more countries than any other real estate brokerage brand in the world.

93,228 Agents*	6,481 Offices*	97 Countries*

Number of Agents	Number of Offices	Number of Countries*

*As of December 31, 2013.

We grew our total agent count at a CAGR of 30% from our founding to a peak of approximately 120,000 agents in 2006. Our agent count declined approximately 26.8% from 2006 through 2011 as real estate transaction activity declined during the U.S. and global real estate downturn and economic recession. We returned to growth, with a net gain of 1,532 agents during 2012 (of which 651 agents were in the U.S.) and accelerated our growth in 2013 with a net gain of 4,220 agents (of which 2,688 agents were in the U.S.), as the upturn has continued. We expect that our U.S. agent count will continue to increase as we continue to attract productive agents who recognize the strength of the RE/MAX brand and our agent-centric value proposition.

As approximately 78.5% of our 2013 revenue come from the U.S., we believe that we are benefiting from the recovery in the U.S. housing market. Existing home sale transactions in the U.S. rose 9.4% in 2012 and 9.2% in 2013, according to the National Association of Realtors (“NAR”). NAR forecasts that existing home sale transactions will fall by 1.4% in 2014, but rise 5.3% in 2015. With approximately 15.8% of our 2013 revenue coming from Canada, where RE/MAX has the leading market share among residential brokerage firms, we also expect to benefit from a continuation of generally stable Canadian housing market trends.

The RE/MAX network extends to commercial real estate brokerage as well, with over 2,700 RE/MAX Commercial® practitioners in over 45 countries. With over $8 billion in 2013 sales and lease volume, RE/MAX Commercial® is perennially named one of the top 25 commercial brokerage networks by National Real Estate Investor magazine.

As a franchisor with less than 1% owned brokerage offices in the U.S., we maintain a low fixed-cost structure, which enables us to generate high margins and helps us drive significant operating leverage through incremental revenue growth.

(1)

Adjusted EBITDA includes adjustments to EBITDA for loss on sale or disposition of assets and sublease, loss on early extinguishment of debt, equity-based compensation, non-cash straight-line rent expense, salaries paid to David Liniger, our Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder, that we discontinued subsequent to our initial public offering (the “IPO”), expenses incurred in connection with the IPO and acquisition transaction costs. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

(2)	Excludes adjustments attributable to the non-controlling interest.

Market Opportunity

We operate in the real estate brokerage franchise industry in more than 95 countries, including the U.S. and Canada.

U.S. and Canadian Real Estate Brokerage Industry Overview. Based upon U.S. Census Bureau data and existing home sales information from NAR, the U.S. residential real estate industry is an approximately $1.25 trillion market based on 2013 sales volume. Residential real estate represents the largest single asset class in the U.S. with a value of approximately $19 trillion, according to the Federal Reserve.

Residential real estate brokerages typically realize revenue by charging a commission based on a percentage of the price of the home sold. The real estate brokerage industry generally benefits in periods of rising home prices and transaction activity (with the number of licensed real estate agents generally increasing during such periods), and is adversely impacted in periods of falling prices and home sale transactions (with the number of licensed real estate agents generally decreasing during such periods).

We believe that the traditional agent-assisted business model compares favorably to alternative channels of the residential brokerage industry, such as discount brokers and “for sale by owner,” because full-service brokerages are the best-suited to address many of the key characteristics of real estate transactions, including: (i) the complexity and large monetary value involved in home sale transactions, (ii) the infrequency of home sale transactions, (iii) the high price variability in the home market, (iv) the unique nature of each home and (v) the consumer’s need for a high degree of personalized advice and support in light of these factors. For these reasons, we believe that consumers will continue to use the agent-assisted model for residential real estate transactions. In addition, although listings are available for viewing on a wide variety of real estate websites, we believe an agent’s local market expertise provides the ability to better understand the inventory of for-sale homes and the interests of potential buyers. This knowledge allows the agent to customize the pool of potential homes they show to a buyer as well as help sellers to professionally present their home to best attract potential buyers. According to NAR, 88% of existing homes were sold using an agent or broker in 2013 compared to 82% in 2004.

Cyclical Nature. The residential real estate industry is cyclical in nature but has shown strong long-term growth. From the second half of 2005 through 2011, the U.S. real estate industry experienced a significant downturn, with existing home sale transactions declining by 40% from 7.1 million in 2005 to 4.3 million in 2011, according to NAR. However, the U.S. real estate industry experienced a rebound in 2012, with 4.7 million existing home sale transactions in 2012 and 5.1 million in 2013, increases of 9.4% and 9.2%, respectively. NAR forecasts 5.0 million existing home sales in 2014.

Similarly, the median home sale price declined by 24% from 2005 to 2011, but increased by 6.4% in 2012 and another 11.5% in 2013, according to NAR. CoreLogic, Inc. estimates that between October 2012 and September 2013, approximately 5.2 million homes returned to positive equity value. We believe a trend toward positive equity value will unlock pent-up market demand for sales of existing homes in 2014 and beyond.

Favorable Long-term Demand. We believe that long-term demand for housing in the U.S. is primarily driven by the economic health of the domestic economy, low interest rates, and local factors such as demand relative to supply. We also believe that the residential real estate market in the U.S. will also benefit from fundamental demographic shifts over the long term. These include an increase in household formations, including as a result of immigration and population growth. According to the 2013 State of the Nation’s Housing Report compiled by the Joint Center for Housing Studies, the number of U.S. households is projected to grow by an annual average of 1.2 million for the remainder of the decade. Likewise, the U.S. Census Bureau projects that the U.S. will continue to experience long-term population growth and predicts total net immigration of 39 million individuals between 2015 and 2050. We believe that there is also pent-up selling demand from generational shifts, such as many retirement age homeowners who are likely to take advantage of improving housing market conditions in order to sell their existing residences and retire in new areas of the country or purchase smaller homes. Similarly, we believe there is also pent-up buying demand among adult children, particularly in the large “millennial” generation, currently living in their parents’ homes, who are likely to take advantage of more affordable housing prices.

Our Market Position. We attribute our success to our ability to recruit and retain experienced and productive agents and sell franchises. Our approach to sustained agent recruiting and retention and franchise sales depends upon two key elements of our unique business model: (i) creating and maintaining a premier market presence in the real estate brokerage industry worldwide, and (ii) creating and maintaining the unique RE/MAX “growth engine.”

Premier Market Presence. The strength of our brand worldwide in the real estate brokerage industry is the result of our ability to successfully create and maintain “Premier Market Presence.” We believe that we offer agents and franchisees a compelling market presence in the real estate brokerage industry through the combination of the following six attributes:

—	leading unaided brand awareness;
—	highly experienced and productive agents;
—	leading market share;
—	high traffic web presence;
—	high level of customer satisfaction; and
—	strong community citizenship.

We believe our focus on creating and maintaining Premier Market Presence has led to a sustained growth of our global franchise network and the RE/MAX brand.

RE/MAX “Growth Engine.” The RE/MAX Growth Engine is a virtuous circle whereby all of the key stakeholders in our franchise network—our franchisees, agents and RE/MAX—benefit from mutual investment and participation in the RE/MAX network, or, as we say in RE/MAX, “Everybody wins.” By building our leading brand around an agent-centric model, we believe we are able to attract and retain highly productive agents and motivated franchisees. As a result, our agents and franchisees help to further enhance our brand and market share, expand our franchise network, and ultimately grow our revenue, as illustrated below:

The RE/MAX Growth Engine leads to the following unique benefits for our franchisees and agents and RE/MAX:

RE/MAX Franchisee and Agent Benefits	RE/MAX Benefits
— Affiliation with the best brand in the real estate industry	— Network effect drives brand awareness
— Entrepreneurial culture	— Franchise fee structure provides recurring revenue streams
— High agent commission split and low franchise fees	— Franchise model—highly profitable with low capital requirements—leads to strong cash flow generation and high margins
— Access to our lead referral system which is supported by our high traffic websites
— Comprehensive, award-winning training programs

Our Franchise Structure

Franchise Organizational Model. We function under the following franchise organizational model, with nearly all of the RE/MAX branded brokerage office locations being operated by franchisees:

Franchise Tier	Description
RE/MAX	Owns the right to the RE/MAX brand and sells franchises and franchising rights.
Regional Franchise Owner

Owns rights to sell brokerage franchises in a specified region. Current network of 162 regions globally. In the U.S. and Canada, RE/MAX owns 12 of 32 regional franchises, representing 54% of our U.S. and Canada agent count. The remaining 20 regional franchises, representing 46% of our U.S. and Canada agent count, are Independent Regions.

Franchisee (or Broker-Owner)	Owns right to operate a RE/MAX-branded brokerage office, list properties and recruit agents. 6,481 offices globally, as of December 31, 2013.
Agent (or Sales Associate)	Branded independent contractors who operate out of local franchise brokerage offices. 93,228 agents globally, as of December 31, 2013.

In the early years of our expansion in the U.S. and Canada, we sold regional franchise rights to independent owners for certain Independent Regions while retaining rights to other regions. In recent years, we have pursued a strategy to reacquire regional franchise rights, such as the California-Hawaii, Florida and Carolinas regions in 2007, the Mountain States region in 2011, the Texas region in 2012 and the Central Atlantic and Southwest regions in 2013.

Franchise Agreements and Relationship Terms. In those regions that are owned by us in the U.S. and Canada, we typically enter into a five-year renewable franchise agreement with franchisees covering a standard set of terms and conditions. For those regions that are independently owned, we enter into a long-term agreement (typically between 15 and 20 years) with the Independent Region owner pursuant to which the regional franchise owner is authorized to enter into franchise agreements with individual franchisees in that region.

In general, the franchisees (or broker-owners) do not receive an exclusive territory except under certain limited circumstances. Prior to opening an office, a franchisee or principal owner is required to attend a four to five day training program at our global headquarters. We maintain a close relationship with our franchisees and provide them with ongoing training via our RE/MAX University® to help them better attract and train agents, market, and operate more effectively. Prospective franchisees, renewing franchisees, and transferees of a franchise are subject to a criminal background check and must meet certain subjective and objective standards, including those related to relevant experience, education, licensing, background, financial capacity, skills, integrity and other qualities of character.

Our Revenue Model

The majority of our revenue is derived from a stable set of fees paid by our agents, franchisees and regional franchise owners.

Revenue Streams. Our revenue streams are illustrated in the following chart:

Revenue Streams as Percentage of 2013 Total Revenue

Continuing Franchise Fees. In the U.S. and Canada, continuing franchise fees are fixed contractual fees paid monthly by regional franchise owners in Independent Regions or franchisees in Company-owned Regions to RE/MAX based on the number of agents in the franchise region or the franchisee’s office.  Beginning January 1, 2014, continuing franchise fees increased $3 per month per agent in our U.S. Company-owned Regions.

Annual Dues. Annual dues are the membership fees which agents pay to be a part of the RE/MAX network and brand. For the years ended December 31, 2013, 2012, and 2011, annual dues were a flat fee of US$390 for U.S. agents and C$390 for Canadian agents, paid directly to RE/MAX. Beginning January 1, 2014, annual dues membership fees increased $10 per agent annually for our U.S. and Canadian agents and continue to be paid directly to us. Annual dues revenue is driven by the number of agents in our network.

Broker Fees. Broker fees are assessed to the broker against real estate commissions paid by customers when an agent sells a home. Agents pay a negotiated percentage of these earned commissions to the broker in whose office they work. Broker-owners in turn pay a percentage of the commission to the regional franchisor. Generally the amount paid by broker-owners to the regional franchisor, which we refer to as the “broker fee,” is 1% of the total commission on the transaction. The amount of commission collected by brokers is based primarily on the sales volume of RE/MAX agents, home sale prices in such sales and real estate commissions earned by agents on these transactions. Broker fees therefore vary based upon the overall health of the real estate industry and the volume of existing home sales in particular. This revenue stream is based on sales volume and provides us with incremental upside during a real estate market recovery.

Franchise Sales and Other Franchise Revenue. Franchise sales and other franchise revenue is primarily comprised of the following items:

—

Initial Franchise Fees and Renewal Fees. In order to purchase a franchise in the U.S. and Canada, the franchisee pays an initial fee typically ranging from $12,500 to $35,000 in Company-owned Regions and $2,500 to $30,000 in Independent Regions, depending predominantly on the region and size of market. A lower fee (typically about one-half) is paid at the time of a franchise renewal.

—

Regional Franchise Fees. We sell regional master franchises in regions we do not own in the U.S. and Canada as well as in international locations outside of Canada, the Caribbean and Central America. In the case of international master franchise sales, we sell master franchises at either a regional or country level (in some cases our international master franchise agreement allows further grants of sub-master franchises). In the Independent Regions in the U.S. and Canada, we have experienced almost 100% renewal rates among our master franchisees.

—

Preferred Marketing Arrangements and Approved Supplier Programs. We receive revenue from marketing arrangements with third parties and approved suppliers for the opportunity to promote their goods and services to our franchisees and agents.

Brokerage Revenue. Brokerage revenue principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents. We have owned brokerage offices solely in the U.S. that represent less than 1% of the over 3,300 real estate brokerage offices that operate under the RE/MAX brand name in the U.S.

Revenue Per Agent in U.S. and Canada Owned and Independent Regions. We receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions. While both Company-owned Regions and Independent Regions charge relatively similar fees to RE/MAX brokerages and agents, we receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-owned Regions, whereas we receive only a portion of these fees in Independent Regions. We generally receive 15%, 20% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each particular Independent Region established by the terms of the applicable regional franchise agreement. In 2013, the annual revenue per agent in our Company-owned Regions was approximately $2,404, whereas the average annual revenue per agent in Independent Regions was approximately $828.

*	Collected revenue per agent for 2013.

International Revenue. We base our continuing franchise fees, agent dues and broker fees outside the U.S. and Canada on the same structure as our Independent Regions, except that the aggregate level of such fees is substantially lower in these markets than in the U.S. and Canada.

Our revenue and agent count by geography are illustrated in the following charts:

Revenue by Geography Percent of 2013 Revenue	Agents by Geography As of Year-end 2013

Our Agent-Centric Approach

We believe that our agent-centric approach enables us to attract and retain highly effective agents and motivated franchisees to our network and drive growth in our business and profitability. We have built a franchise model designed to provide the following unique combination of benefits to our franchisees and agents:

—

Affiliation with the Best Brand in Residential Real Estate. We believe buyers and sellers of real estate are most comfortable doing business with an entity and brand with which they are familiar. We drive brand awareness through transaction activity and visibility in the market. The RE/MAX brand has held number one market share as measured by total residential transaction sides completed by our agents in both the U.S. and Canada since 1999. We reinforce brand awareness through national and regional marketing and advertising programs that are supported by promotional campaigns of our franchisees and agents in their local markets. RE/MAX has surpassed all U.S. real estate franchises in television advertising every year from 2002 to 2013, according to Nielsen Monitor-Plus total ad impressions among adults of ages from 25 to 54 for ads purchased through nationwide buys.

—

Entrepreneurial, High Performance Culture. We attract highly driven professionals through our recruiting and franchise sales efforts. We provide our franchisees and agents with a vast array of industry-leading tools, resources and support, but allow them autonomy to run their businesses independently. Our approach gives them the freedom generally to set commission rates and oversee local advertising in order to best meet the needs of their particular markets and circumstances. As we say to our agents, they are “in business for themselves, but not by themselves.”

—

High Agent Commission Fee Split and Low Franchise Fees. In the RE/MAX franchise network, we recommend to our franchisees an agent-favorable commission split of 95%/5% (with the agent receiving 95%). In exchange for the agent generally retaining a high percentage of commissions, our agents pay the franchise broker a pre-agreed to sum to share the overhead and other fixed costs of the brokerage. This model is highly attractive to high-producing agents because it allows them to earn a higher commission compared to traditional brokerages where the broker typically takes 30% to 40% of the agent’s commission.

—

Lead Referral Systems Supported by High Traffic Websites. We provide an attractive lead referral system to our agents free of referral fees. We believe that this system is attractive to our agents and franchisees and that no other national real estate brand provides their real estate agents comparable access to free leads. Our lead referral system, LeadStreet®, is supported by our award winning high-traffic websites, including remax.com, global.remax.com, theremaxcollection.com and remaxcommercial.com, which collectively attracted over 56 million visits in 2013 according to Experian Marketing Services Hitwise data. When a prospective buyer inquires about a property displayed on our websites, a RE/MAX agent receives this lead through LeadStreet® without a referral fee. In addition, the high traffic across our websites provides sellers and agents assurance that listed properties are receiving significant exposure to potential buyers. Our flagship website, remax.com, has generated over 13 million free leads for our agents since 2006. Our expansive global network of agents also generates traditional agent-to-agent leads, such as when a relocating home seller wants their RE/MAX agent’s referral for an agent to help them buy in their new area, or a customer’s business needs the specialized assistance of a RE/MAX Commercial® practitioner.

—

RE/MAX University® Training Programs. RE/MAX is an industry leader in providing comprehensive education programs for franchisees and agents. RE/MAX agents and brokers have earned credit toward more than 80,000 professional designations or certifications through our proprietary education systems. In 1994, RE/MAX created the revolutionary RE/MAX Satellite Network, which was the only real estate related educational and training system of its kind for over a decade. In 2007, RE/MAX introduced RE/MAX University®, or RU, which offers worldwide, 24/7, on-demand access to the latest information on key industry topics and is aimed at helping our global network of agents deliver the best service possible to their existing and potential new customers. RE/MAX University further enhances our agent expertise by equipping agents with advanced training in areas such as distressed properties, luxury properties, senior clients, buyer agency and many other specialty areas of real estate. For example, 34% of the 45,000 real estate agents in the U.S. who had acquired the Certified Distressed Property Expert (“CDPE”) designation were RE/MAX agents, while the closest competitor comprised only 11% of the total. Among Certified Residential Specialists (“CRS”), which is often considered the premier advanced education designation in the residential real estate space, RE/MAX has more designees than the next two national franchise brands combined.

Our Growth Strategy

We intend to leverage our market leadership in the residential real estate brokerage industry in the U.S. and Canada through various growth initiatives. The key elements of our growth strategy include:

Capitalize on Recovery in the U.S. Residential Real Estate Market and Increase Our Agent Count. The number of agents in the residential real estate industry is highly correlated to overall transaction activity. Since 2006, the residential real estate industry across the globe, and especially in the U.S., experienced a historic downturn, including a significant decline in the number of agents in the business. The residential real estate market in the U.S. is in a recovery and we are well positioned to capitalize on this trend due, in large part, to our leading brand and the quality of our agent and franchise network. Based on our experience, we believe gradually improving market conditions in the U.S. will enable us to continue to sell franchises and recruit and retain higher numbers of productive agents, increasing our revenue and profitability. We experienced agent losses during the downturn, but we returned to a period of net agent growth in 2012 and our growth in agent count accelerated in 2013. As the housing market recovers, we expect the growth in our agent count to continue.

Agent Count

Number of Agents at Quarter-End

We believe our high-performing agent network has led to higher than average growth in the number of closed transaction sides and that we will continue to capitalize on the performance of our network as the U.S. residential real estate market rebounds. For example, existing U.S. home transactions rose 9.2% in 2013 according to NAR, while U.S. RE/MAX agents increased closed residential transaction sides by 9.7%. We believe the RE/MAX network in the U.S. is well-positioned to continue to outpace U.S. existing home sales.

Drive Continuing Franchise Sales Growth and Agent Recruitment and Retention. Our business strategy is to continue to sell franchises and recruit and retain agents:

—

We sold 710 franchises in 2013 and intend to continue adding franchises in new and existing markets, and as a result, increase our global market share and brand awareness. In the U.S., we believe we will increase the sales of our franchises as the U.S. housing recovery continues. We believe we are also well-positioned to further grow the number of our franchises outside the U.S. and Canada, where the growth potential for the RE/MAX brand is substantial, particularly in faster growing international markets. In 2012 and 2013, we expanded into several new markets outside of the U.S. and Canada, including China and Hong Kong in 2012 and Japan and South Korea in 2013.

—

We intend to continue to focus on recruiting and retaining agents, as each incremental agent leverages our existing infrastructure, allowing us to drive additional revenue at little incremental cost. We intend to focus on recruitment and retention of agents through a range of new and existing programs and tools, including increased marketing and promotional efforts, additional hiring of franchise sales representatives, improved training and development programs for agents, and enhanced benefits to both agents and franchisees from our network infrastructure such as our high-traffic websites and lead referral system.

Reacquire Independent RE/MAX Regional Franchises. We intend to continue to pursue reacquisitions of the regional RE/MAX franchise rights in a number of Independent Regions in the U.S. and Canada. The reacquisition of a regional franchise substantially increases our revenue per agent and provides an opportunity for us to drive enhanced profitability, as we receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions. For example, we can establish operational efficiencies and improvements in financial performance of a reacquired region by leveraging our existing infrastructure and experience.

While both Company-owned Regions and Independent Regions charge relatively similar fees to their brokerages and agents, we receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-owned Regions, whereas we receive only a portion of these fees in Independent Regions. We generally receive 15%, 20% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each particular Independent Region established by the terms of the applicable regional franchise agreement. In 2013, the annual revenue per agent in our Company-owned Regions was approximately $2,404, whereas the average annual revenue per agent in Independent Regions was approximately $828. By reacquiring regional franchise rights, we can capture 100% of the fees referred to above and substantially increase the average revenue per agent for agents in the reacquired region, which, as a result of our low fixed-cost structure, further increases our overall margins.

Recent History of Acquiring Back Independent Regions
Year	Region	Current Agents*
1998	Western Canada	6,084
1999	Pennsylvania / Delaware	2,924
2007	California & Hawaii	5,381
2007	Florida	4,497
2007	Carolinas	1,737
2011	Mountain States	3,399
2012	Texas	4,694
2013	Central Atlantic	3,946
2013	Southwest	2,045
	* As of December 31, 2013

We currently franchise directly in Company-owned Regions representing 54% of our agents in the U.S. and Canada combined, while the remaining 46% of our U.S. and Canada combined agent count operate in 20 Independent Regions.

Franchise and Agent Fee Increases. Given the low fixed infrastructure cost of our franchise model, modest increases in aggregate fees per agent have a significant impact on our profitability. We are pursuing opportunities to increase our aggregate fees per agent over time in order to improve our results of operations.

Competition

The real estate brokerage franchise business is highly competitive. We primarily compete against other real estate franchisors seeking to grow their franchise system. Our largest national competitors in the U.S. include the brands operated by Realogy Holdings Corp. (which include Century 21, Coldwell Banker, ERA, Sothebys and Better Homes and Gardens), Berkshire Hathaway Home Services (which acquired Prudential Real Estate and Relocation Services in 2012), Keller Williams Realty, Inc. and Royal LePage. In most markets, we also compete against regional chains and against independently operating, non-franchise brokerages. In addition, we face competition from Internet-based and other brokers offering deeply discounted commissions. We believe that competition in the real estate brokerage franchise business is based principally upon the reputational strength of the brand, the quality of the services offered to franchises, and the amount of franchise-related fees to be paid by franchisees.

The ability of our franchisees to compete with other real estate brokerages, both franchised and unaffiliated, is an important aspect of our growth strategy. A franchisee’s ability to compete may be affected by a variety of factors, including the quality of the franchisee’s independent agents, the location of the franchisee’s offices and the number of competing offices in the area. A franchisee’s success may also be affected by general, regional and local housing conditions, as well as overall economic conditions.

Preferred Marketing and Supplier Arrangements

We have entered into preferred marketing arrangements providing various third parties, including mortgage lenders and other real estate service providers, with the opportunity to market their products and services to our franchisees and agents. Through these arrangements, we receive additional revenue in the form of fees paid for marketing access to our network of franchisees and agents.

In addition, with the collective buying power of company-owned and franchised brokerages, we have established a network of preferred suppliers whose products may be purchased directly by franchisees and agents. These relationships provide group discount prices, marketing materials that have been pre-vetted to comply with RE/MAX brand standards and higher quality materials that may not be cost-effective to procure on an individual office basis.

Marketing and Promotion

We believe that the strength of the RE/MAX brand and our iconic red, white and blue RE/MAX hot air balloon logo help to drive brand awareness. RE/MAX advertising, marketing and promotion campaigns increase the strength of our brand and generate leads for our agents. We believe the widespread recognition of our brand is a key aspect of our value proposition to agents and franchisees.

A variety of programs build our brand, including leading websites such as remax.com, media campaigns using television, print, billboards and signs, flyers, advertising inserts, Internet, email, social media and mobile applications. Event-based marketing programs, sponsorships, sporting activities and other similar functions also promote our brand. These include the RE/MAX World Long Drive Championship, which is currently in its nineteenth season.

Nearly all of the advertising, marketing and promotion to support the RE/MAX brand is funded by our agents and franchisees. In the U.S. and Canada, there are three primary levels of advertising and promotion of our brand based on the source of funding for the activity: (i) a national advertising fund that spearheads brand efforts on a national level, (ii) regional advertising funds that focus on regional activities, and (iii) local campaigns that are paid for directly by agents and franchisees within their local markets. The national and regional advertising funds are funded by our agents through fees that our brokers collect and pay to the regional advertising funds, which remit a portion to the national advertising fund.

—

National Advertising Fund. The national advertising fund builds and maintains brand awareness through national campaigns that drive real estate consumers to use RE/MAX agents. For the national advertising fund’s fiscal year ended January 31, 2014, aggregate U.S. franchisee contributions were $28.8 million.

—

Regional Advertising Funds. Regional advertising funds primarily support advertising campaigns focused on building and maintaining brand awareness at the regional level, in coordination with Company-owned Regions. For the fiscal year ended January 31, 2014, franchisee contributions to the regional advertising funds that promote the RE/MAX brand in Company-owned Regions were $38.0 million. The RE/MAX brand is promoted in Independent Regions by other regional advertising funds.

—

Local Campaigns. Our franchisees and agents engage in extensive promotional efforts within their local markets to attract customers and drive agent and brand awareness within the local market. These programs are subject to brand guidelines and quality standards that we establish for use of the RE/MAX brand, but we allow our franchisees and agents substantial flexibility to create advertising, marketing and promotion programs that are tailored to local market conditions. We believe that the marketing, advertising and promotion expenditures by our agents and franchisees at the local level substantially exceed the amounts allocated to the national and regional advertising funds each year.

Intellectual Property

We protect the RE/MAX brand through a combination of trademarks and copyrights. We have registered “RE/MAX” as a trademark in the U.S., Canada, and over 150 other countries and territories, and have registered various versions of the RE/MAX balloon logo and real estate yard sign design in numerous countries and territories as well. We also have filed other trademark applications in the U.S. and certain other jurisdictions, and will pursue additional trademark registrations and other intellectual property protection to the extent we believe it would be beneficial and cost effective. We also are the registered holder of a variety of domain names that include “remax” and similar variations.

History and Structure

RE/MAX Holdings

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) is a Delaware corporation formed on June 25, 2013 for the purpose of facilitating an IPO of its common equity and to become the sole managing member of RMCO, LLC (“RMCO”). Prior to October 7, 2013, RE/MAX Holdings had not engaged in any business or activities except in connection with its formation and negotiating to acquire the business assets of HBN, Inc. d/b/a RE/MAX Southwest Region (“HBN”) and Tails, Inc. d/b/a RE/MAX Central Atlantic Region (“Tails”).  Subsequent to October 7, 2013, we began to consolidate the financial position and results of operations of RMCO and its consolidated subsidiaries.

Pre-IPO Reorganization Transactions

Prior to the completion of the IPO, Weston Presidio V, L.P. (“Weston Presidio”) and RIHI, Inc. (“RIHI”)  (collectively, RMCO’s “Historical Owners”) held Class A preferred units and Class B common units in RMCO, respectively.  In connection with the IPO, the capital structure of RMCO was modified so that Weston Presidio’s Class A preferred membership interests were recapitalized into (i) preferred interests that reflected Weston Presidio’s liquidation preference of approximately $49.9 million and (ii) common interests that reflected Weston Presidio’s pro-rata share of the residual equity value of RMCO.  At the same time, the Class B common membership interests held by RIHI was reclassified, and the common interests in RMCO were split, such that each common unit of RMCO held by Weston Presidio and RIHI could be acquired with the net proceeds received in the IPO from the sale of one share of our Class A common stock, after the deduction of underwriting discounts and commissions and prior to the payment of estimated offering expenses.  RIHI also received a redemption right that entitles RIHI to have its remaining common units of RMCO redeemed at RIHI’s election in exchange for, at our option, newly issued shares of Class A common stock on a one-for-one basis (subject to customary adjustments, including conversion rate adjustments, underwriting discounts, commissions and adjustments for stock splits, stock dividends, and reclassifications) or a cash payment equal to the market price of one share of our Class A common stock.

Initial Public Offering

On October 7, 2013, we issued and sold 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share in our IPO and became a member and the sole manager of RMCO. The net offering proceeds to us from the IPO were approximately $224.9 million. We used approximately $27.3 million of the net proceeds to acquire the business assets of HBN and Tails. We used the remaining net proceeds to purchase common units of RMCO. RMCO used the proceeds it received to purchase all of the preferred and common units interest in RMCO held by Weston Presidio and to redeem a portion of the common units in RMCO held by RIHI. These sales and purchases of preferred and common units by RMCO were at a price per unit equal to the public offering price per share of our Class A common stock, less underwriting discounts and commissions.

Our Corporate Structure

We are a holding company and following the IPO and reorganization transactions described above, we own approximately 39.56% of the common units in RMCO. RIHI owns the remaining 60.44% of the common units in RMCO. Our only business is to act as the sole manager of RMCO and, in that capacity, we operate and control all of the business and affairs of RMCO. We conduct our business activities through the various domestic and international operating subsidiaries of RMCO. These operating subsidiaries include RE/MAX, LLC which, among other activities, owns the trademark and related intellectual property rights in the RE/MAX brand and operates the Company-owned Regions.  Due to RIHI’s approximately 60.44% equity interest in RMCO, our post-IPO corporate structure results reflect a significant non-controlling interest and our net income represents approximately 39.56% of RMCO’s net income.

The diagram below depicts our organizational structure.

For the purpose of calculating the voting power shown above of the Class A shareholders of RE/MAX Holdings, the total votes allocable to Class A shareholders includes vested restricted stock units, granted in connection with the IPO, which provide the right to receive shares of Class A common stock. Upon the delivery of such Class A common stock, the recipients will collectively have 0.23% of the voting power in RE/MAX Holdings (out of 24.66% held by Class A shareholders overall). Through its ownership of 100% of our outstanding Class B common stock, RIHI holds a majority of the voting power in RE/MAX Holdings. Shares of Class B common stock entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings that is equal to two times the aggregate number of common units of RMCO held by such holder. In addition, each common unit of RMCO held by RIHI is redeemable for, at RE/MAX Holdings’ option, newly issued shares of Class A common stock in RE/MAX Holdings on a one-for-one basis or a cash payment equal to the market price of one share of Class A common stock.  If RIHI redeemed all of its common units in RMCO for newly issued shares of Class A common stock, RIHI would own approximately 60.44% of the shares of RE/MAX Holdings Class A common stock, and RE/MAX Holdings would own all of the common units in RMCO. RIHI is a Delaware corporation that is majority owned and controlled by David Liniger, our Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder. Margaret Kelly, our Chief Executive Officer and a director, Vincent Tracey, our President and a director, and Daryl Jesperson, a director, hold minority ownership interests in RIHI.

Employees

As of December 31, 2013, we had approximately 443 employees, including 21 employees located in Western Canada, 322 in our corporate headquarters and 100 in our owned brokerage offices throughout the U.S. Other than with respect to our owned brokerage offices, our franchisees are independent businesses and their employees and independent contractor sales associates are therefore not included in our employee count. None of our employees are represented by a union. We believe our relations with our employees are good.

Seasonality

The residential housing market is seasonal with transactional activity in the U.S. and Canada peaking in the second and third quarter of each year. Our results of operations are somewhat affected by these seasonal trends. Our Adjusted EBITDA margins are often lower in the first and fourth quarters due primarily to the impact of lower broker fees and other revenue as a result of lower overall sales volume, as well as higher selling, operating and administrative expenses in the first quarter for expenses incurred in connection with our annual convention.

Government Regulation

Franchise Regulation. The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (“FTC”). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure by franchisors in connection with franchise offers and sales. Several states also have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. The states with relationship or other statutes governing the termination of franchises include Arkansas, California, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Virginia, Washington and Wisconsin. Some franchise relationship statutes require a mandated notice period for termination; some require a notice and cure period; and some require that the franchisor demonstrate good cause for termination. Although we believe that our franchise agreements comply with these statutory requirements, failure to comply with these laws could result in our company incurring civil liability. In addition, while historically our franchising operations have not been materially adversely affected by such regulation, we cannot predict the effect of any future federal or state legislation or regulation.

Real Estate Regulation. The Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws restrict payments which real estate brokers and other service providers in the real estate industry may receive or pay in connection with the sales of residences and referral of settlement services, such as mortgages, homeowners insurance and title insurance. Such laws may to some extent restrict preferred vendor programs involving our real estate franchise and real estate brokerage businesses. In addition, with respect to our company-owned real estate brokerages, RESPA and similar state laws require timely disclosure of certain relationships or financial interests with providers of real estate settlement services. Our company-owned real estate brokerage business is also subject to numerous federal, state and local laws and regulations that provide standards for and prohibitions on the conduct of real estate brokers and agents.

Available Information

RE/MAX Holdings is a Delaware corporation and its principal executive offices are located at 5075 South Syracuse Street, Denver, Colorado 80237, telephone (303) 770-5531. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of the Company’s web site, www.remax.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

ITEM 1A. RISK FACTORS

We could be adversely impacted by various risks and uncertainties. An investment in our Class A common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes thereto before making an investment decision. If any of these risks actually occur, our business, financial condition, operating results, cash flow and prospects may be materially and adversely affected. As a result, the trading price of our Class A common stock could decline and you could lose some or all of your investment.

Risks Related to Our Business and Industry

The residential real estate market is cyclical and we are negatively impacted by downturns in this market and general global economic conditions.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general condition of the U.S. and the global economy. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market, which in turn could materially and adversely affect our business, financial condition and results of operations.

For example, the U.S. residential real estate market has only recently shown signs of recovery after having been in a significant and prolonged downturn, which began in the second half of 2005. Due to the cyclicality of the real estate market, we cannot predict whether the recovery will continue or if and when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth. If the residential real estate market or the economy as a whole does not improve, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.

Any of the following could be associated with cyclicality in the housing market by halting or limiting a recovery in the housing market, and have a material adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or home prices which, in turn, could adversely affect our revenue and profitability:

·	continued high unemployment;
·	a period of slow economic growth or recessionary conditions;
·	weak credit markets;
·	a low level of consumer confidence in the economy and/or the residential real estate market;
·	instability of financial institutions;
·

legislative, tax or regulatory changes that would adversely impact the residential real estate market, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities (“GSEs”) that provide liquidity to the U.S. housing and mortgage markets;

·

increasing mortgage rates and down payment requirements and/or constraints on the availability of mortgage financing, including but not limited to the potential impact of various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) or other legislation and regulations that may be promulgated thereunder relating to mortgage financing, including restrictions imposed on mortgage originators as well as retention levels required to be maintained by sponsors to securitize certain mortgages;

·	excessive or insufficient regional home inventory levels;
·	renewed high levels of foreclosure activity, including but not limited to the release of homes already held for sale by financial institutions;
·	adverse changes in local or regional economic conditions;
·	the inability or unwillingness of homeowners to enter into home sale transactions due to negative equity in their existing homes;
·	a decrease in the affordability of homes;
·

local, state and federal government laws or regulations that burden residential real estate transactions or ownership, including but not limited to changes in the tax laws, such as potential limits on, or elimination of, the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, and real property taxes and employee relocation expense;

·	decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership; and/or
·	acts of God, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets.

The failure of the U.S. residential real estate market recovery to be sustained or a prolonged decline in the number of home sales and/or home sale prices could adversely affect our revenue and profitability.

The U.S. residential real estate market has recently shown signs of recovery after having been in a significant and prolonged downturn, which began in the second half of 2005. However, we do not know if this recovery will continue in the future or if and when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth. A lack of a continued recovery or a prolonged decline in existing home sales, a decline in home sale prices or a decline in commission rates charged by our franchisees/brokers could adversely affect our results of operations by reducing the ongoing monthly fees we receive from our franchisees and our company owned brokerages and reduce the management fees charged by our company owned brokerages.

The lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations.

Our business is significantly impacted by the availability of financing at favorable rates or on favorable terms for homebuyers, which may be affected by government regulations and policies. Certain potential reforms such as the U.S. federal government’s conservatorship of Fannie Mae and Freddie Mac, proposals to reform the U.S. housing market, attempts to increase loan modifications for homeowners with negative equity, monetary policy of the U.S. government, any rising interest rate environment and the Dodd-Frank Act may adversely impact the housing industry, including homebuyers’ ability to finance and purchase homes.

The monetary policy of the U.S. government, and particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S., significantly affects the availability of financing at favorable rates and on favorable terms, which in turn affects the domestic real estate market. Policies of the Federal Reserve Board can affect interest rates available to potential homebuyers. Further, we are affected by any rising interest rate environment. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict and could restrict the availability of financing on reasonable terms for homebuyers, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, the possibility of the elimination of the mortgage interest deduction could have an adverse effect on the housing market by reducing incentives for buying or refinancing homes and negatively affecting property values.

In addition, the reduction in government support for home financing, including the winding down of Fannie Mae and Freddie Mac, further reduces the availability of financing for homebuyers in the U.S. residential real estate market. In connection with the U.S. federal government’s conservatorship of Fannie Mae and Freddie Mac, it has provided billions of dollars of funding to these entities in the form of preferred stock investments to backstop shortfalls in their capital requirements. The U.S. Treasury announced that it would accelerate the winding down of these entities, but no consensus has emerged in Congress concerning a successor, if any. Given the current uncertainty with respect to the current and further potential reforms relating to Fannie Mae and Freddie Mac, we cannot predict either the short or long term effects of such regulation and its impact on homebuyers’ ability to finance and purchase homes. In an effort to assist recovery of the housing market, the U.S. government has also attempted to increase loan modifications for homeowners with negative equity, but there can be no assurance that such measures will be effective.

Furthermore, during the past several years, many lenders have significantly tightened their underwriting standards, and many subprime and other alternative mortgage products are no longer being made available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, including in the jumbo mortgage markets, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results.

The Federal Housing Administration (“FHA”) has recently increased loan guarantee fees, which may have contributed to a decline in FHA loan applications. Fannie Mae and Freddie Mac, the guarantors of many home loans, have proposed similar increases in guarantee fees. Such increases could lead to decreases in demand for certain mortgages, which could have a negative effect on our operating results.

The Dodd-Frank Act, which was passed to more closely regulate the financial services industry, created the Consumer Financial Protection Bureau (“CFPB”), an independent federal bureau, which enforces consumer protection laws, including mortgage finance. The Dodd-Frank Act also established new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. Rules enacted under the Dodd Frank Act relating to borrowers’ ability to repay loans took effect in January 2014. These rules create protection from liability for mortgages that meet the requirements for “qualified mortgages.” The rules place several restrictions on qualified mortgages, including caps on certain closing costs. These rules and other rules promulgated by the CFPB could have a significant impact on the availability of home mortgages. In addition, the Dodd-Frank Act contained provisions that require GSEs, including Fannie Mae and Freddie Mac, to retain an interest in the credit risk arising from the assets they securitize. This may serve to reduce GSEs’ interest in or demand for mortgage loans, which could have a material adverse effect on the mortgage industry, which may reduce the availability of mortgages to certain borrowers.

While we are continuing to evaluate all aspects of the current state of legislation, regulations and policies affecting the domestic real estate market, we cannot predict whether or not such legislation, regulation and policies may result in increased down payment requirements, increased mortgage costs, and result in increased costs and potential litigation for housing market participants, any of which could have a material adverse effect on our financial condition and results of operations.

We may fail to successfully execute our strategies to grow our business, including increasing our agent count, expanding our network of franchises and agents, pursuing reacquisitions of the regional franchise rights in a number of RE/MAX regions in the U.S. and Canada and increasing franchise and agent fees, or we may fail to manage our growth effectively, which could have a material adverse effect on our brand, our financial performance and results of operations.

We intend to pursue a number of different strategies to grow our revenue and earnings. However, we may not be able to successfully execute these strategies. We intend to pursue a strategy of increasing our agent count in correlation to overall transaction activity. Based on our experience, we believe gradually improving market conditions in the U.S. will enable us to sell more franchises and recruit and retain higher numbers of agents, increasing our revenue and profitability. As the housing market recovery continues, we expect the growth in our agent count to continue. However, competition for qualified and effective agents is intense, and we may be unable to recruit and retain enough qualified and effective agents to satisfy our growth strategies.

An additional key growth strategy is to expand our network of franchises and agents in the U.S., Canada and globally. However, we may face many challenges in adding franchises and attracting agents in new markets, such as:

·	selection and availability of suitable markets;
·	finding franchisees in these markets who are interested in opening franchises on terms that are favorable to us;
·	significant competition in new and existing markets;
·	increasing our local brand awareness in new markets;
·	attracting and training of qualified local agents;
·	impact of inclement weather, natural disasters and other acts of nature; and
·	general economic and business conditions.

We are also pursuing a key growth strategy of reacquiring select RE/MAX independent regional franchises in the U.S. and Canada. The reacquisition of a regional franchise increases our revenue and provides an opportunity for us to drive enhanced profitability. This growth strategy depends on our ability to find regional franchisees willing to sell the franchise rights in their regions on favorable terms and to finance and complete these transactions. In addition, we may encounter higher than expected integration costs associated with the reacquisitions of Independent Regions.

Integrating acquired regions involves complex operational and personnel-related challenges. Future acquisitions may present similar challenges and difficulties, including:

·	the possible departure of a significant number of key employees;
·	the possible defection of franchisees and agents to other brands or independent real estate companies;
·	the disruption of our respective ongoing business;
·	possible inconsistencies in standards, controls, procedures and policies, including accounting controls and procedures;
·	the failure to maintain important business relationships and contracts of the selling region;
·	impairment of acquired assets;
·	unanticipated expenses related to integration; and
·	potential unknown liabilities associated with acquired businesses.

A prolonged diversion of management’s attention and any delays or difficulties encountered in connection with the integration of any acquired region or region that we may acquire in the future could prevent us from realizing the anticipated cost savings and revenue growth from our acquisitions.

An additional key growth strategy is to pursue opportunities to increase our aggregate fees per agent over time. We may fail to pursue any such opportunities effectively or in a timely manner. If that occurs, we may not be able to realize any improved profitability from any increases in aggregate fees per agent.

With the anticipated recovery of the U.S. housing market, it is our objective to enter into another period of renewed growth in our business. If we do not effectively manage our growth, the maintenance of our brand equity could suffer. In order to successfully expand our business, we must effectively recruit, develop and motivate new franchisees, and we must maintain the beneficial aspects of our corporate culture. We may not be able to hire new employees and our franchisees may not be able to recruit new agents necessary to manage our growth quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully develop our franchisees, our franchisee and employee morale, productivity and retention could suffer, and our brand and results of operations could be harmed. We also need to continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. See “—We plan to implement a new information technology infrastructure for certain key aspects of our operations, which may be more costly than anticipated or take more time to complete and integrate than we expect, which could distract our management from our business and have an adverse impact on our results of operations.” These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our brand and results of operations could be adversely affected.

The failure to attract and retain highly qualified franchisees could compromise our ability to pursue our growth strategy.

Our most important asset is our people, and the success of our franchisees depends largely on the efforts and abilities of franchisees and their agents, which are subject to numerous factors, including the fees or sales commissions they receive, as applicable, and their perception of our brand value. If our franchisees do not continue to recognize or believe in the value proposition we offer with our brand, believe that our franchise fees are too high, or decide not to renew their franchise agreements with us for any other reason, our business may be materially adversely affected. Additionally, if our franchisees fail to attract and retain agents, they may fail to generate the revenue necessary to pay the contractual fees and dues owed to us.

Our financial results are affected by the ability of our franchisees to attract and retain agents.

Our financial results are heavily dependent upon the number of agents in our global network. The majority of our revenue is derived from recurring, contractual fees and dues paid by our agents and by our franchisees or regional franchise owners based on the number of agents within the franchisee’s or regional franchise owner’s network. If our franchisees are not able to attract and retain agents, our revenue may decline. In addition, our competitors may attempt to recruit the agents of our franchisees.

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to grow our business, particularly in new markets where we have limited brand recognition.

We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “RE/MAX” brand is critical to growing our business, particularly in new markets where we have limited brand recognition. If we do not successfully build and maintain a strong brand, our business could be materially harmed. Maintaining and enhancing the quality of our brand may require us to make substantial investments in areas such as marketing, community relations, outreach and employee training. We actively engage in television, print and online advertisements, targeted promotional mailings and email communications, and engage on a regular basis in public relations and sponsorship activities. These investments may be substantial and may not ultimately be successful.

Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies or the ordinary course of our business or our franchisees’ business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brand, such as actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare or other matters; litigation and claims; failure to maintain high ethical and social standards for all of our operations and activities; failure to comply with local laws and regulations; and illegal activity targeted at us or others. Our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us, which may result in a decrease in our total agent count and, ultimately, lower continuing franchise fees and annual dues, which in turn would materially and adversely affect our business and operating results.

Competition in the residential real estate franchising business is intense and may adversely affect our financial performance.

We generally face strong competition in the residential real estate services business. As a real estate brokerage franchisor, one of our primary assets is our brand name. Upon the expiration of a franchise agreement, a franchisee may choose to renew their franchise with us, operate as an independent broker or to franchise with one of our competitors. Competing franchisors may offer franchises monthly ongoing fees that are lower than those we charge, or that are more attractive in particular market environments.

Further, our largest competitors in this industry in the U.S. and Canada include the brands operated by Realogy Holdings, Corp., (which include Coldwell Banker, and Century 21, ERA, Sothebys and Better Homes and Gardens, among others), Berkshire Hathaway Home Services, (which acquired Prudential Real Estate and Relocation Services in 2012, and operates the Real Living brand), Keller Williams Realty, Inc. and Royal LePage. Some of these companies may have greater financial resources and larger budgets than we do. To remain competitive in the sale of franchises and to retain our existing franchisees at the time of the renewal of their franchise agreements, we may have to reduce the cost of renewals and/or the recurring monthly fees we charge our franchisees. Further, in certain areas, regional and local franchisors provide additional competitive pressure.

Our company owned brokerage business operates in the real estate brokerage business, which is highly competitive.

Our company owned brokerage business, like that of our franchisees, is generally subject to intense competition. We compete with other national and independent real estate organizations including our franchisees and those of other national real estate franchisors, franchisees of local and regional real estate franchisors, regional independent real estate organizations, discount brokerages, Internet-based brokerages and smaller niche companies competing in local areas. Competition is particularly intense in the densely populated metropolitan areas in which we operate. In addition, in the real estate brokerage industry, new participants face minimal barriers to entry into the market. We also compete for the services of qualified licensed agents, as well as franchisees. The ability of our company owned brokerage offices to retain agents is generally subject to numerous factors, including the sales commissions they receive and their perception of brand value.

Our franchisees or agents may become dissatisfied with their relationship with us.

Although we believe our relationship with our franchisees and agents is open and strong, the nature of such relationships can give rise to conflict. For example, franchisees or agents may become dissatisfied with the amount of contractual fees and dues owed under franchise or other applicable arrangements, particularly in the event that we decide to further increase fees and dues. They may disagree with certain network-wide policies and procedures, including policies such as those dictating brand standards, affecting their marketing efforts, or they may be disappointed with any national marketing campaigns designed to develop our brand. There are a variety of reasons why our franchisor franchisee relationship can give rise to conflict. If we experience any conflicts with our franchisees on a large scale, our franchisees may file lawsuits against us or they may seek to disaffiliate with us, which could also result in litigation. These events may, in turn, materially and adversely affect our business and operating results.

Regional master and broker franchisees, as independent business operators may, from time to time, disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under our franchise and other agreements. This may lead to disputes and we expect such disputes to occur from time to time in the future. To the extent we have such disputes, the attention of our management, regional master franchisees and broker franchisees will be diverted, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our financial results are affected directly by the operating results of franchisees and agents, over whom we do not have direct control.

Our real estate franchises generate revenue in the form of monthly ongoing fees, including monthly management fees and broker service fees (which are tied to gross commissions) charged by our franchisees. Our agents pay us dues out of their income from real estate transactions. Accordingly, our financial results depend upon the operational and financial success of our franchisees and their agents, whom we do not control, particularly in Independent Regions where we exercise less control over franchisees than in Company-owned Regions. If industry trends or economic conditions are not sustained or do not continue to improve, our franchisees’ financial results may worsen and our revenue may decline. We may also have to terminate franchisees more frequently in the future due to non-reporting and non-payment. Further, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our revenue from ongoing monthly fees may decrease, and profitability from new franchisees may be lower than in the past due to reduced ongoing monthly fees and other non-standard incentives we may need to provide.

Our franchisees and agents could take actions that could harm our business.

Our regional franchisees and brokerages are independent businesses and the agents who work with our company owned brokerage operations are independent contractors and, as such, neither are our employees, and we do not exercise control over their day-to-day operations. Broker franchisees may not operate real estate brokerage businesses in a manner consistent with industry standards, or may not attract and retain qualified independent contractor agents. If broker franchisees and agents were to provide diminished quality of service to customers, our image and reputation may suffer materially and adversely affect our results of operations.

Additionally, broker franchisees and agents may engage or be accused of engaging in unlawful or tortious acts such as violating the anti-discrimination requirements of the Fair Housing Act. Such acts or the accusation of such acts could harm our business and our brand, reputation and goodwill.

The failure of Independent Region owners to successfully develop or expand within their respective regions could adversely impact our revenue.

We have sold regional master franchises in the U.S. and Canada and have sold and continue to sell regional master franchises in our international locations outside of Canada. While in recent years, we have pursued a strategy to reacquire the regional franchise rights in a number of regions in the U.S., we still rely on independent regional master franchises in Independent Regions, and in all regions located outside the U.S. and Canada (except in Central America and the Caribbean). We derive only a limited portion of our revenue directly from master franchises. However, Independent Regions have the right to grant franchises within a particular region. The failure of any of these Independent Region owners to successfully develop or expand within their respective regions could result in the delay of the development of a particular region or an interruption in the operation of our brand in a particular market or markets. Any such delay or interruption would result in a delay in, or loss of, income to us, which would adversely impact our revenue, business and results of operations.

In addition, the termination of an agreement with a regional master franchisee could also result in the delay of the development of a franchised area, or an interruption in the operation of our brand in a particular market or markets, while we seek alternative methods to develop our franchises in the area. Such an event could result in lower revenue for us, which would adversely impact our business and results of operations.

We are subject to a variety of additional risks associated with our franchisees.

Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect recurring, contractual fees and dues from our franchisees, may harm the goodwill associated with our brand, and/or may materially and adversely impact our business and results of operations.

Bankruptcy of U.S. Franchisees. A franchisee bankruptcy could have a substantial negative impact on our ability to collect fees and dues owed under such franchisee’s franchise arrangements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise arrangements pursuant to Section 365 under the U.S. bankruptcy code, in which case there would be no further payments for fees and dues from such franchisee, and there can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Franchisee Insurance. The franchise arrangements require each franchisee to maintain certain insurance types and levels. Certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits or the franchisee could lack the required insurance at the time the claim arises, in breach of the insurance requirement, and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material and adverse effect on a franchisee’s ability to satisfy its obligations under its franchise arrangement, including its ability to make payments for contractual fees and dues or to indemnify us.

Franchise Arrangement Termination; Nonrenewal. Each franchise arrangement is subject to termination by us as the franchisor in the event of a default, generally after expiration of applicable cure periods, although under certain circumstances a franchise arrangement may be terminated by us upon notice without an opportunity to cure. The default provisions under the franchise arrangements are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten the licensed intellectual property.

In addition, each franchise agreement has an expiration date. Upon the expiration of the franchise arrangement, we or the franchisee may or may not elect to renew the franchise arrangement. If the franchisee arrangement is renewed, such renewal is generally contingent on the franchisee’s execution of the then-current form of franchise arrangement (which may include terms the franchisee deems to be more onerous than the prior franchise agreement), the satisfaction of certain conditions and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise arrangement will terminate upon expiration of the term of the franchise arrangement.

We may experience significant claims relating to our operations and losses resulting from fraud, defalcation, misconduct or negligence of our franchisees or agents.

Fraud, defalcation, misconduct and negligence by employees are risks inherent in our business. We may also, from time to time, be subject to liability claims based upon the fraud, misconduct or negligence of our franchisees and agents. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.

In addition, we rely on the collection and use of personally identifiable information from consumers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, consumer expectations, or the law. In the event we or the vendors with which we contract to provide services on behalf of our customers were to suffer a breach of personally identifiable information, our customers could terminate their business with us. Further, we may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to company policies and practices and such actions jeopardize any personally identifiable information.

The real estate brokerage business is highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

Our company owned real estate brokerage business and the businesses of our franchisees are highly regulated and must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which we and they do business. These laws and regulations contain general standards for and prohibitions on the conduct of real estate brokers and agents, including those relating to licensing of brokers and agents, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer disclosures. Under state law, the franchisees and our real estate brokers have certain duties to supervise and are responsible for the conduct of their brokerage business.

Our company owned real estate brokerage business and the businesses of our franchisees (excluding commercial brokerage transactions) must comply with RESPA. RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees and our company owned brokerage business. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. Pursuant to the Dodd-Frank Act, administration of RESPA has been moved from the Department of Housing and Urban Development (“HUD”) to the new CFPB and it is possible that the practice of HUD taking very expansive readings of RESPA will continue or accelerate at the CFPB, which creates an increased regulatory risk.

There is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect our business or our franchisees’ business.

Regulatory authorities also have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend our company owned brokerages or our franchisees from carrying on some or all of our activities or otherwise penalize them if their financial condition or our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could limit our ability to renew current franchisees or sign new franchisees or otherwise have a material adverse effect on our operations.

We are also, to a lesser extent, subject to various other rules and regulations such as:

·	the Gramm-Leach-Bliley Act which governs the disclosure and safeguarding of consumer financial information;
·	various state and federal privacy laws protecting consumer data;
·	the USA PATRIOT Act;
·	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;
·	federal and state “Do Not Call,” “Do Not Fax,” and “Do Not E-Mail” laws;
·	the Fair Housing Act;
·	laws and regulations, including the Foreign Corrupt Practices Act, that impose sanctions on improper payments;
·	laws and regulations in jurisdictions outside the U.S. in which we do business;
·	state and federal employment laws and regulations, including any changes that would require classification of independent contractors to employee status, and wage and hour regulations;
·	increases in state, local or federal taxes that could diminish profitability or liquidity; and
·	consumer fraud statutes that are broadly written.

Our failure to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions and/or potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations.

Our internal control over financial reporting may not be effective and, if required, our management and our independent registered public accounting firm may not be able to certify as to its effectiveness, which could have a significant and adverse effect on our business and reputation.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are required to comply with Section 404 of the Sarbanes-Oxley Act and related rules and regulations. Pursuant to Section 404, beginning with our Annual Report on Form 10-K for the year ending December 31, 2014, our management will be required to report on, and, if we cease to be an “emerging growth company,” our independent registered public accounting firm will have to attest to the effectiveness of, our internal control over financial reporting.

We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. In connection with the IPO, we hired additional finance and accounting personnel with certain skill sets to assist us with public company reporting requirements, and we may need to hire additional personnel in the future to implement our internal control over financial reporting and to support our anticipated growth. Additionally, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting, including but not limited to problems or delays resulting from our acquisitions. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. Implementing changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete.

Under rules of the SEC, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure you that material weaknesses will not be identified in the future.

If material weaknesses or other deficiencies occur in the future, or if we fail to fully maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could require a restatement, cause investors to lose confidence in our financial information or cause our stock price to decline.

Our franchising activities are subject to a variety of state and federal laws and regulations regarding franchises, and any failure to comply with such existing or future laws and regulations could adversely affect our business.

The sale of franchises is regulated by various state laws as well as by the FTC. The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. We believe that our franchising procedures, as well as any applicable state-specific procedures, comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we offer new franchise arrangements. However, noncompliance could reduce anticipated revenue, which in turn may materially and adversely affect our business and operating results.

Most of our domestic and international regional franchisees self-report their agent counts, agent commissions and fees due to us, and we have limited tools to validate or verify these reports and a few of our domestic and international master franchise agreements do not contain audit rights. If a material number of our regional master franchisees were to under report or erroneously report their agent counts, agent commissions or fees due to us, it could have a material adverse effect on our financial performance and results of operations.

Under our regional franchise agreements, owners in our Independent Regions report the number of agents, monthly management fees and broker service fees received by the brokers from the agents and the monthly ongoing fees (continuing franchise fees and broker fees) payable to us by the brokers. Generally, our regional agreements provide that the regional franchisee provide us with certain financial reports, including reports that we may reasonably request from time to time. Additionally, most of these agreements also provide us with audit rights. For those agreements that do not, we may have limited methods of validating the monthly ongoing fees due to us from these regions and must rely on reports submitted by such regional franchisees and our internal protocols for verifying agent counts. If such regional franchisees were to under report or erroneously report these amounts payable, even if unintentionally, we may not receive all of the annual agent dues or monthly ongoing fees due to us. In addition, to the extent that we were underpaid, we may not have a definitive method for determining such underpayment. If a material number of our regional franchisees were to under report or erroneously report their agent counts, agent commissions or fees due to us, it could have a material adverse effect on our financial performance and results of operations.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition.

Such litigation and other proceedings may include, but are not limited to, complaints from or litigation by franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements, actions relating to intellectual property, commercial arrangements, franchising arrangements, negligence and fiduciary duty claims arising from franchising arrangements or company owned brokerage operations, breaches of fiduciary duty by our licensed brokers, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and agents, antitrust claims, false advertising claims, general fraud claims and employment law claims, including claims challenging the classification of our agents as independent contractors, violations of state laws relating to business practices or consumer disclosures, and claims alleging violations of RESPA or state consumer fraud statutes. We may also be subject to employee claims based on, among other things, discrimination, harassment or wrongful termination.

Franchisees are subject to a variety of litigation risks, including, but not limited to, customer claims, personal injury claims, environmental claims, agent allegations of improper termination and discrimination, claims related to violations of the Fair Labor Standards Act, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and intellectual property claims. Litigation against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of the franchise relationship. In addition to increasing costs and limiting the funds available to pay contractual fees and dues and reducing the execution of new franchise arrangements, such claims divert our management resources and could cause adverse publicity which may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable.

Our international operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems and reduced or diminished protection of intellectual property. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business and operating results.

Our international operations, including Canada, are subject to risks not generally experienced by our U.S. operations.

We have international regional franchisees and master franchisees. For the year ended December 31, 2013, revenue from these operations represented approximately 21.5% of our total revenue. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and therefore affect our profitability include:

·	fluctuations in foreign currency exchange rates and foreign exchange restrictions;
·	exposure to local economic conditions and local laws and regulations, including those relating to the agents of our franchisees;
·	economic and/or credit conditions abroad;

·	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.;
·	restrictions on the withdrawal of foreign investment and earnings;
·	government policies against businesses owned by foreigners;
·	investment restrictions or requirements;
·	diminished ability to legally enforce our contractual rights in foreign countries;
·	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;
·	restrictions on the ability to obtain or retain licenses required for operation;
·	increased franchise regulations in foreign jurisdictions;
·	withholding and other taxes on remittances and other payments by subsidiaries; and
·	changes in foreign tax laws.

Our international operations outside Canada generally generate substantially lower average revenue per agent and therefore lower margins than our U.S. and Canadian operations.

Loss or attrition among our senior management or other key employees or the inability to hire additional qualified personnel could adversely affect our operations, our brand and our financial performance.

Our future success is largely dependent on the efforts and abilities of our Chief Executive Officer, Margaret Kelly, our Chairman and Co-Founder, David Liniger, our senior management and other key employees. The loss of the services of these two individuals and our other key employees could make it more difficult to successfully operate our business and achieve our business goals. In addition, we do not maintain key employee life insurance policies on either of these two individuals or our other key employees. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of these individuals.

Our ability to retain our employees is generally subject to numerous factors, including the compensation and benefits we pay, the mix between the fixed and variable compensation we pay our employees and prevailing compensation rates. As such, we could suffer significant attrition among our current key employees. Competition for qualified employees in the real estate franchising industry is intense. We may be unable to retain existing employees that are important to our business or hire additional qualified employees. The process of locating employees with the combination of skills and attributes required to carry out our goals is often lengthy. We cannot assure you that we will be successful in attracting and retaining qualified employees.

If we were to lose key employees and not promptly fill their positions with comparably qualified individuals, our business may be materially adversely affected.

We only have one primary facility, which serves as our corporate headquarters, and are in the process of implementing business continuity procedures. If we encounter difficulties associated with this facility, we could face management issues that could have a material adverse effect on our business operations.

We only have one primary facility, in Denver, Colorado, which serves as our corporate headquarters where most of our employees are located. A significant portion of our computer equipment and senior management, including critical resources dedicated to financial and administrative functions, is also located at our corporate headquarters. Our management and employees would need to find an alternative location if we were to encounter difficulties at our corporate headquarters, including by fire or other natural disaster, which would cause disruption and expense to our business and operations.

We recognize the need for, and are in the process of, developing disaster recovery, business continuity and document retention plans that would allow us to be operational despite casualties or unforeseen events impacting our corporate headquarters. If we encounter difficulties or disasters at our corporate headquarters without disaster recovery, business continuity and document retention plans in place, our critical systems, operations and information may not be restored in a timely manner, or at all, and this would have a material adverse effect on our business.

Infringement, misappropriation or dilution of our intellectual property could harm our business.

We regard our RE/MAX® trademark, balloon logo and yard sign design trademarks as having significant value and as being an important factor in the marketing of our brand. We believe that this and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, trademark, and other laws, to protect our intellectual property from infringement, misappropriation or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the U.S. and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries. Although we monitor trademark portfolios both internally and through external search agents and impose an obligation on franchisees to notify us upon learning of potential infringement, there can be no assurance that we will be able to adequately maintain, enforce and protect our trademarks or other intellectual property rights.

We are not aware of any challenges to our right to use any of our brand names or trademarks. We are commonly involved in numerous proceedings, generally on a small scale, to enforce our intellectual property and protect our brand. Unauthorized uses or other infringement of our trademarks or service marks, including ones that are currently unknown to us, could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market in which we have franchised or intend to franchise. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors may misappropriate our intellectual property. Defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results.

Although we monitor and restrict our franchisees’ activities through our franchise agreements, franchisees may refer to our brand improperly in writings or conversations, resulting in the dilution of our intellectual property. Franchisee noncompliance with the terms and conditions of our franchise agreements and our brand standards may reduce the overall goodwill of our brand, whether through the failure to meet the FTC guidelines or applicable state laws, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brand, resulting in consumer confusion or dilution. Any reduction of our brand’s goodwill, consumer confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and operating results.

We plan to implement a new information technology infrastructure for certain key aspects of our operations, which may be more costly than anticipated or take more time to complete and integrate than we expect, which could distract our management from our business and have an adverse impact on our results of operations.

We plan to implement a new information technology infrastructure for certain key aspects of our operations. In the process of designing, developing and integrating such infrastructure, we may experience cost overages, delays or other factors that may distract our management from our business, which could have an adverse impact on our results of operations.

Further, we may not be able to obtain such new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, and we may not be able to devote financial resources to new technologies and systems in the future.

We rely on traffic to our websites, including our flagship website, remax.com, directed from search engines like Google, Yahoo! and Bing. If our websites fail to rank prominently in unpaid search results, traffic to our websites could decline and our business would be adversely affected.

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of users we attract to our websites, including our flagship website, remax.com, from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites could adversely impact our business and results of operations.

A failure of our websites or website-based technology, including our lead referral system LeadStreet®, which are subject to factors beyond our control, could significantly disrupt our business and lead to reduced revenue and reputational damage.

We operate LeadStreet® which is a lead referral system that provides leads to our agents free of referral fees. LeadStreet® is supported by our websites, including, remax.com, global.remax.com, theremaxcollection.com and remaxcommercial.com. When a prospective buyer views a property listed on our websites by a specific RE/MAX agent, the agent gets this lead through LeadStreet® without a referral fee. However, we are vulnerable to certain additional risks and uncertainties associated with websites, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. Our failure to successfully address these risks and uncertainties could reduce our Internet presence, generate fewer leads for our agents and damage our brand.

Many of the risks relating to our website operations, such as governmental regulation of the Internet, increased competition from websites that facilitate private sales and online security breaches, are beyond our control.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our platform is accessible.

It is important to our success that users in all geographies be able to access our website at all times. We may experience, in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If our website is unavailable when users attempt to access it or it does not load as quickly as they expect, users may seek other services to obtain the information for which they are looking, and may not return to our website as often in the future, or at all. This would negatively impact our ability to attract customers and decrease the frequency with which they use our website. We expect to continue to make ongoing investments to maintain and improve the availability of our website and to enable rapid releases of new features. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Any disruption or reduction in our information technology capabilities or other threats to our cybersecurity could harm our business.

Our information technologies and systems and those of our suppliers are vulnerable to breach, damage or interruption from various causes, including: (i) natural disasters, war and acts of terrorism, (ii) power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events and (iii) computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security. We may not be able to successfully prevent a disruption to or material adverse effect on our business or operations in the event of a disaster, theft of data or other business interruption. Any extended interruption in our technologies or systems or significant breach could significantly curtail our ability to conduct our business and generate revenue. Additionally, our business interruption insurance may be insufficient to compensate us for losses that may occur.

A significant increase in private sales of residential property, including through the Internet, could have a material adverse effect on our business, prospects and results of operations.

A significant increase in the volume of private sales completed without the involvement of a real estate agent due to, for example, increased access to the Internet and the proliferation of websites that facilitate such sales, and a corresponding decrease in the volume of sales through real estate agents could have a material adverse effect on our business, prospects and results of operations.

The terms of RE/MAX, LLC’s senior secured credit facility restrict the current and future operations of RMCO, RE/MAX, LLC and their subsidiaries, which could adversely affect their ability to respond to changes in business and to manage operations.

RE/MAX, LLC’s senior secured credit facility includes a number of customary restrictive covenants. These covenants could impair the financing and operational flexibility of RMCO, RE/MAX, LLC and their subsidiaries and make it difficult for them to react to market conditions and satisfy their ongoing capital needs and unanticipated cash requirements. Specifically, such covenants may restrict their ability to, among other things:

·	incur additional debt;
·	make certain investments, acquisitions and joint ventures;
·	enter into certain types of transactions with affiliates;
·	pay dividends or make distributions or other payments to us;

·	use assets as security in certain transactions;
·	repurchase their equity interests;
·	sell certain assets or merge with or into other companies;
·	guarantee the debts of others;
·	enter into new lines of business; and
·	make certain payments on subordinated debt.

In addition, so long as any revolving loans are outstanding under the senior secured credit facility, RE/MAX, LLC is required to maintain specified financial ratios. As of December 31, 2013, there were no outstanding revolving loans.

The ability to comply with the covenants and other terms of the senior secured credit facility will depend on future operating performance of RE/MAX, LLC and its subsidiaries. If RE/MAX, LLC fails to comply with such covenants and terms, it would be required to obtain waivers from the lenders or agree with the lenders to an amendment of the facility’s terms to maintain compliance under the facility. If RE/MAX, LLC is unable to obtain any necessary waivers or amendments and the debt under our senior secured credit facility is accelerated or the lenders bring other remedies, it would likely have a material adverse effect on our financial condition and future operating performance.

We have significant debt service obligations and may incur additional indebtedness in the future which could adversely affect our financial health and our ability to react to changes to our business.

We have significant debt service obligations. Our currently existing indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. In 2013, we had total debt service obligations of $10.5 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue additional equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all. Our level of indebtedness has important consequences to you and your investment in our Class A common stock.

For example, our level of indebtedness may:

·

require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, capital expenditures and other general corporate purposes;

·	limit our ability to pay future dividends;
·	limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy;
·

heighten our vulnerability to downturns in our business, the housing industry or in the general economy and limit our flexibility in planning for, or reacting to, changes in our business and the housing industry; or

·	prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our franchise base and product offerings.

We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make payments on our indebtedness or to fund our operations.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Our ability to make payments to fund working capital, capital expenditures, debt service, and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

As of December 31, 2013, $228.4 million in term loans were outstanding under our senior secured credit facility net of unamortized discount, which was at variable rates of interest, thereby exposing us to interest rate risk. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. As such, if interest rates increase, our debt service obligations on our outstanding indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease.

Our operating results are subject to quarterly fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.

Historically, we have realized, and expect to continue to realize, lower Adjusted EBITDA margins in the first and fourth quarters due primarily to the impact of lower broker fees and other revenue as a result of lower overall home sale transactions, and higher selling, operating and administrative expenses in the first quarter for expenses incurred in connection with our annual convention. Accordingly, our results of operations may fluctuate on a quarterly basis, which would cause period to period comparisons of our operating results to not be necessarily meaningful and cannot be relied upon as indicators of future annual performance.

Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have a material adverse effect on our financial performance and results of operations.

Generally accepted accounting principles (GAAP) in the U.S. and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as revenue recognition, accounting for leases, equity-based compensation, asset impairments, valuation reserves, income taxes and fair value accounting, are highly complex and involve many subjective assumptions, estimates and judgments made by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments made by management could significantly change our reported results.

We have incurred and will continue to incur new costs as a result of becoming a public company, and such costs will likely increase when we are no longer an “emerging growth company.”

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase our legal and financial costs, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act, which reduces certain disclosure requirements for “emerging growth companies,” thereby decreasing related regulatory compliance costs, and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Further, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and, potentially, civil litigation.

Risks Related to Our Organizational Structure

RIHI has substantial control over us including over decisions that require the approval of stockholders, and its interest in our business may conflict with yours.

RIHI, an entity controlled by David and Gail Liniger, our Chairman and Co-Founder and Vice-Chair and Co-Founder, respectively, (with Margaret Kelly, our Chief Executive Officer and a director, Vincent Tracey, our President and a director, and Daryl Jesperson, a director, who hold minority ownership interests in RIHI), holds a majority of the combined voting power of the different classes of our capital stock through its ownership of 100% of our outstanding Class B common stock. Additionally, the shares of Class B common stock entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings that is equal to two times the aggregate number of common units of RMCO held by such holder.

Accordingly, RIHI, acting alone, has the ability to approve or disapprove substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. These voting and class approval rights may enable RIHI to consummate transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. In addition, although RIHI has voting control of us, RIHI’s entire economic interest in us is in the form of its direct interest in RMCO through the ownership of RMCO common units, the payments it may receive from us under its tax receivable agreement and the proceeds it may receive upon any redemption of its RMCO common units, including issuance of shares of our Class A common stock upon any such redemption and any subsequent sale of such Class A common stock. As a result, RIHI’s interests may conflict with the interests of our Class A common stockholders. For example, RIHI may have a different tax position from us which could influence its decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreements that we entered into in connection with our IPO, and whether and when we should terminate the tax receivable agreements and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration the tax or other considerations of our Historical Owners, even in situations where no similar considerations are relevant to us.

We are a “controlled company” within the meaning of the NYSE listing requirements and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Because of the voting power over our Company held by RIHI, we are considered a “controlled company” for the purposes of the New York Stock Exchange (“NYSE”) listing requirements. As such, we are exempt from certain corporate governance requirements, including:

·	the requirement that the majority of directors on our board be independent;
·

the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

·	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
·	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We are utilizing these exemptions afforded to a “controlled company.” As a result, the majority of directors on our board is not independent nor do our nominating and corporate governance and compensation committees consist entirely of independent directors. We also are not required to conduct an annual performance evaluation of the nominating and corporate governance and compensation committees. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We depend on distributions from RMCO to pay taxes and expenses, including payments under the tax receivable agreements, but RMCO’s ability to make such distributions may be subject to various limitations and restrictions.

We have no material assets other than our ownership of common units of RMCO and have no independent means of generating revenue.

RMCO is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of RMCO’s common units, including us. As a result, we incur income taxes on our allocable share of any net taxable income of RMCO. Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement, which became effective upon the completion of our IPO (the “RMCO, LLC agreement”), RMCO is obligated to make tax distributions to holders of its units, including us. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreements, which we expect will be significant. As RMCO’s managing member, we cause RMCO to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any payments due under the tax receivable agreements. However, RMCO’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which RMCO is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering RMCO insolvent. If RMCO does not have sufficient funds to pay tax or other liabilities to fund our operations, we may have to borrow funds, which could adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest until paid. If RMCO does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired. See “—Risks Related to Ownership of Our Class A Common Stock.”

Our tax receivable agreements with our Historical Owners require us to make cash payments to them in respect of future tax benefits to which we may become entitled, and the amounts that we may be required to pay could be significant.

In connection with our IPO, we entered into tax receivable agreements with our Historical Owners. Pursuant to the tax receivable agreements, we are required to make cash payments to our Historical Owners equal to 85% of the applicable cash savings, if any, in U.S. federal, state and local tax that we actually realize, or in some circumstances are deemed to realize, as a result of certain future tax benefits to which we may become entitled. The amount of the cash payments that we may be required to make under the tax receivable agreements could be significant and will depend, in part, upon facts and circumstances that are beyond our control. Any payments made by us to our Historical Owners under the tax receivable agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us and the first payments are expected to be made in the second half of 2014 and annually thereafter. To the extent that we are unable to make timely payments under the tax receivable agreements for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Furthermore, our future obligation to make payments under the tax receivable agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the tax receivable agreements. The payments under the tax receivable agreements are also not necessarily conditioned upon our Historical Owners maintaining a continued ownership interest in either RMCO or us.

The amounts that we may be required to pay to our Historical Owners under the tax receivable agreements may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.

The tax receivable agreements provide that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, or that if, at any time, we elect an early termination of the tax receivable agreements, then our obligations, or our successor’s obligations, to make payments under the tax receivable agreements would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the tax receivable agreements.

As a result, (i) we could be required to make cash payments to our Historical Owners that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the tax receivable agreements, and (ii) if we elect to terminate the tax receivable agreements early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the tax receivable agreements, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreements.

We will also not be reimbursed for any cash payments previously made to our Historical Owners pursuant to the tax receivable agreements if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to either of our Historical Owners will be netted against any future cash payments that we might otherwise be required to make under the terms of the tax receivable agreements. However, we might not determine that we have effectively made an excess cash payment to either of our Historical Owners for a number of years following the initial time of such payment. As a result, it is possible that we could make cash payments under the tax receivable agreements that are substantially greater than our actual cash tax savings.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) as a result of our ownership of RMCO, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole managing member of RMCO, we control and operate RMCO. On that basis, we believe that our interest in RMCO is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of RMCO, our interest in RMCO could be deemed an “investment security” for purposes of the 1940 Act.

We and RMCO intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risks Related to Ownership of Our Class A Common Stock

RIHI directly (through ownership of our Class B common stock) and indirectly (through ownership of RMCO common units) owns interests in us, and RIHI has the right to redeem and cause us to redeem, as applicable, such interests pursuant to the terms of the RMCO, LLC agreement. We may elect to issue shares of Class A common stock upon such redemption, and the issuance and sale of such shares may have a negative impact on the market price of our Class A common stock.

We have an aggregate of more than 168,392,029 shares of Class A common stock authorized but unissued, including approximately 17,734,600 shares of Class A common stock issuable upon redemption of RMCO common units that are held by RIHI. In connection with our IPO, RMCO entered into the RMCO, LLC agreement, and subject to certain restrictions set forth therein, RIHI is entitled to potentially redeem the RMCO common units it holds for an aggregate of up to 17,734,600 shares of our Class A common stock, subject to customary adjustments. We also have entered into a registration rights agreement pursuant to which the shares of Class A common stock issued upon such redemption are eligible for resale, subject to certain limitations set forth therein.

We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.

The dual class structure of our common stock has the effect of concentrating voting control with RIHI and our Chairman and Founder.

The Class B common stock has no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings that is equal to two times the aggregate number of common units of RMCO held by such holder. Our Class A common stock has one vote per share.

Based on the voting rights associated with our Class B common stock, and the number of common units of RMCO that RIHI currently owns, RIHI holds approximately 75.34% of the voting power of our outstanding capital stock. As a result, RIHI controls a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

RIHI is a Delaware corporation that is majority owned and controlled by David Liniger, our Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder. Margaret Kelly, our Chief Executive Officer and a director, Vincent Tracey, our President and a director, and Daryl Jesperson, a director, hold minority ownership interests in RIHI.

You may be diluted by future issuances of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2013, we had 1,336,439 reserved shares available for issuance under our 2013 Stock Incentive Plan. We have granted options to purchase 787,500 in substitution of options that were granted by RMCO. In addition, in connection with the IPO, we granted 107,971 restricted stock units to certain officers and employees that vested upon grant, but for which the underlying shares will not be delivered until May 20, 2014. We also granted 115,699 restricted stock units to certain officers and employees that vest over a three-year period beginning on December 1, 2014 and 18,184 restricted stock units to our directors that vest over a one-year period on December 1, 2014. Any Class A common stock that we issue, including under our 2013 Stock Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own Class A common stock.

Our Class A common stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the price you paid for them.

Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section, as well as the following:

·	our operating and financial performance and prospects;
·	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
·	conditions that impact demand for our services, including the condition of the U.S. residential housing market unrelated to our performance;
·	future announcements concerning our business or our competitors’ businesses;
·	the public’s reaction to our press releases, other public announcements and filings with the SEC;
·	the size of our public float;
·	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
·	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
·	strategic actions by us or our competitors, such as acquisitions or restructurings;
·	changes in government and environmental regulation;
·	housing and mortgage finance markets;
·	changes in accounting standards, policies, guidance, interpretations or principles;
·	changes in senior management or key personnel;
·	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
·	adverse resolution of new or pending litigation against us;
·

changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events; and

·	material weakness in our internal control over financial reporting.

Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price they paid for the stock. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment.

We cannot assure you that we will have the available cash to make dividend payments.

We recently declared a cash dividend of $0.0625 per share of Class A common stock. We intend to pay a cash dividend in this amount on a quarterly basis. Whether we will do so, however, and the timing and amount of those dividends, will be subject to approval and declaration by our board of directors and will depend upon on a variety of factors, including our financial results, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our board of directors. Any dividends declared and paid will not be cumulative.

Because we are a holding company with no material assets other than our ownership of common units of RMCO, we have no independent means of generating revenue or cash flow, and our ability to pay dividends is dependent upon the financial results and cash flows of RMCO and its subsidiaries and distributions we receive from RMCO. We expect to cause RMCO to make distributions to fund our expected dividend payments, subject to applicable law and any restrictions contained in RMCO’s or its subsidiaries’ current or future debt agreements.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

·	establish a classified board of directors so that not all members of our board of directors are elected at one time;
·

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;

·	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;
·	delegate the sole power to a majority of the board of directors to fix the number of directors;
·	provide the power of our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
·	eliminate the ability of stockholders to call special meetings of stockholders; and
·	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Our certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (“DGCL”), and prevents us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock unless board or stockholder approval is obtained prior to the acquisition, except that David and Gail Liniger are deemed to have been approved by our board of directors, and thereby not subject to these restrictions. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Our business and stock price may suffer as a result of our lack of public company operating experience.

Prior to the IPO, we were a privately-held company since we began operations in 1973. Our lack of public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our prospects, financial condition and results of operations may be harmed and our stock price may decline.

As an “emerging growth company,” we cannot be certain whether taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” makes our common stock less attractive to investors.

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things, be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

We take advantage of the reduced disclosure requirements regarding executive compensation. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions, or whether taking advantage of these exemptions would result in less active trading or more volatility in the price of our Class A common stock. Also, we intend to take advantage of some of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an “emerging growth company.”

The historical financial information in this Annual Report on Form 10-K may not be an accurate representation of our costs of operations in the future.

The historical financial information in this report does not reflect all of the added costs we expect to incur as a public company. For more information on our historical financial information, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in leased offices in Denver, Colorado. The lease consists of approximately 231,000 square feet and expires in April 2028. As of December 31, 2013, our company-owned real estate brokerage business leases approximately 172,081 square feet of office space in the U.S. and Canada under approximately 23 leases. These offices are generally located in shopping centers and small office parks, generally with lease terms of 1 to 10 years. We believe that all of our properties and facilities are well maintained.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in litigation, claims and other proceedings relating to the conduct of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of our control including franchisees and independent agents, and employment law claims. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liability and could also materially adversely affect our operations and our reputation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Class A common stock began trading on the NYSE under the symbol “RMAX” on October 2, 2013. Prior to that date, there was no public trading market for shares of our Class A common stock.

The table below shows the highest and lowest prices paid per share for our Class A common stock for the quarter since our initial public offering.

Quarter	Highest	Lowest
2013 – Fourth Quarter (from October 2, 2013)	$33.54	$25.40

As of March 19, 2014, we had four stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc., and there is no public market for these shares.

We did not pay any cash dividends on our Class A common shares during 2013. On March 21, 2014, we declared a dividend of $0.0625 per Class A common share to be paid on April 18, 2014 to shareholders of record as of April 4, 2014.We intend to pay a cash dividend in this amount on a quarterly basis.  Whether we will do so, however, and the timing and amount of those dividends, will be subject to approval and declaration by our board of directors and will depend upon on a variety of factors, including the financial results and cash flows of RMCO and its subsidiaries, distributions we receive from RMCO, our financial results, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our board of directors. Any dividends declared and paid will not be cumulative.

Performance Graph

The following graph and table depict the total return to shareholders from October 2, 2013 (the date our Class A common stock began trading on the NYSE) through December 31, 2013, relative to the performance of the S&P 500 Index, Russell 2000 (Total Return) Index and a peer group of real estate and franchise related companies. The graph and table assume $100 invested at the closing price of $27.00 on October 2, 2013 (rather than the IPO offering price of $22.00 per share) and that all dividends were reinvested.

The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act.

Other franchise and real estate related companies: Realogy Holding Corp., Dunkin Brands Group Inc., Domino’s Pizza Inc., Yum! Brands Inc., Choice Hotels International Inc., Marriott International Inc., CBRE Group Inc., Jones Lang LaSalle Inc. For purposes of the chart and table, the companies in this peer group are weighted according to their market capitalization.

	October 2, 2013	December 31, 2013
RE/MAX Holdings Inc	$100.00	$118.78
Other franchise and real estate related companies	100.00	110.46
S&P 500 Index	100.00	109.12
Russell 2000 (Total Return) Index	100.00	107.83

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial and other data as of the dates and for the periods indicated. The selected consolidated statements of income data for the years ended December 31, 2013, 2012 and 2011, and the consolidated statements of financial condition data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this report.

The selected consolidated statements of income data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this report.

After the completion of the IPO, RE/MAX Holdings’ owns 39.56% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO. As a result, RE/MAX Holdings consolidates RMCO, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented.  Our selected historical financial data does not reflect what our financial position, results of operations, and cash flows would have been had we been a separate, stand-alone public company during those periods.

Our selected historical financial data may not be indicative of our future results of operations or future cash flows.

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements and “Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts and agent data)
Consolidated Statements of Income Data:
Total revenue:
Continuing franchise fees	$64,465	$56,350	$57,200	$60,865	$62,623
Annual dues	29,524	28,909	28,922	30,472	31,627
Broker fees	24,811	19,579	16,764	16,021	16,010
Franchise sales and other franchise revenue	23,574	22,629	19,354	15,709	17,841
Brokerage revenue	16,488	16,210	16,062	17,150	21,569
Total revenue	158,862	143,677	138,302	140,217	149,670
Operating expenses:
Selling, operating and administrative expenses	96,243	84,337	85,291	81,353	78,882
Depreciation and amortization	15,166	12,090	14,473	16,735	20,861
Impairment of goodwill	-	-	-	-	17,137
Loss on sale or disposition of assets, net	373	1,704	67	3,719	2,686
Total operating expenses	111,782	98,131	99,831	101,807	119,566
Operating income	47,080	45,546	38,471	38,410	30,104
Other expenses, net:
Interest expense	(14,647)	(11,686)	(12,203)	(22,295)	(29,805)
Interest income	321	286	372	538	770
Foreign currency transaction (losses) gains, net	(764)	208	(266)	167	1,163
Loss on early extinguishment of debt	(1,798)	(136)	(384)	(18,161)	(2,833)
Equity in earnings of investees	904	1,244	431	643	1,428
Total other expenses, net	(15,984)	(10,084)	(12,050)	(39,108)	(29,277)
Income (loss) before provision for income taxes	31,096	35,462	26,421	(698)	827
Provision for income taxes	(2,844)	(2,138)	(2,172)	(2,049)	(2,278)
Net income (loss) to controlling and non-controlling interests	28,252	33,324	24,249	(2,747)	(1,451)
Less: net income (loss) attributable to non-controlling interests	26,746	33,324	24,249	(2,747)	(1,451)
Net income attributable to RE/MAX Holdings, Inc.	$1,506	-	-	-	-
Earnings per share data:
Basic (1)	$0.13
Diluted (1)	$0.12
Other data:
Agent count at period end (unaudited)	93,228	89,008	87,476	89,628	92,071

(1)

We consummated our initial public offering on October 7, 2013. Since that date, we have consolidated the results of RMCO due to our role as RMCO’s managing member. Therefore, all income for the period prior to October 7, 2013 is entirely attributable to the non-controlling interests which existed prior to the initial public offering. As a result, in the computation of U.S. generally accepted accounting principles (“GAAP”) earnings per share, only the net income attributable to our controlling interests from the period subsequent to the initial public offering is considered. Additionally, the computation of weighted average basic and diluted shares of Class A common stock outstanding considers the outstanding shares from the date our Class A common stock started trading on the New York Stock Exchange, October 2, 2013 through December 31, 2013.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheets Data:
Cash	$88,375	$68,501	$38,611	$44,569	$37,129
Franchise agreements, net	89,071	78,338	72,217	83,452	94,727
Goodwill	72,781	71,039	41,882	41,963	41,867
Total assets	352,823	251,416	186,465	206,160	292,838
Long-term debt, including current portion	228,404	232,326	195,340	211,366	297,075
Redeemable preferred units	-	78,400	66,500	62,200	-
Total stockholders' equity/members' deficit	15,539	(96,769)	(109,524)	(97,946)	(61,102)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Item 1A.—Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of RMCO and its consolidated subsidiaries prior to October 7, 2013 and RE/MAX Holdings and its consolidated subsidiaries, including RMCO, commencing on October 7, 2013 (collectively, the “Company,” “we,” “our” or “us”). Subsequent to the IPO, RE/MAX Holdings’ began to operate and control all of the business affairs of RMCO.  As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented.

Business Overview

We are one of the world’s leading franchisors of real estate brokerage services. Our business strategy is to recruit and retain agents and sell franchises. Our franchisees operate under the RE/MAX brand name which has held the number one market share in the U.S. and Canada since 1999 as measured by total residential transaction sides completed by our agents. We operate in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerage and Other. The Real Estate Franchise Services reportable segment comprises the operations of our owned and independent global franchising operations. The Brokerage and Other reportable segment contains the operations of our 21 owned brokerage offices in the U.S., the results of operations of a mortgage brokerage company in which we own a non-controlling interest, the elimination of intersegment revenue and other consolidation entities, as well as corporate and professional services expenses.

Our financial results are driven by the number of agents in our global network. The majority of our revenue is derived from fixed, contractual fees and dues paid to us based on the number of agents in our franchise network. We grew our total agent count at a CAGR of 30% from our founding to a peak of approximately 120,000 agents in 2006. Our agent count declined approximately 26.8% from 2006 through 2011 as real estate transaction activity declined during the U.S. and global real estate downturn and economic recession. We returned to growth with a net gain of 1,532 agents during 2012 (of which 651 agents were in the U.S.) and accelerated our growth in 2013 with a net gain of 4,220 agents (of which 2,688 agents were in the U.S.). We expect that our U.S. agent count will continue to increase as we attract productive agents who recognize the strength of the RE/MAX brand and our agent-centric value proposition.

As approximately 78.5% of our 2013 revenue came from the U.S., we believe that we are benefiting from the recovery in the U.S. housing market. Existing home sale transactions in the U.S. rose 9.4% in 2012 and 9.2% in 2013, according to NAR. NAR forecasts that existing home sale transactions will fall by 1.4% in 2014, but rise 5.3% in 2015. With approximately 15.8% of our 2013 revenue coming from Canada, where RE/MAX has the leading market share among residential brokerage firms, we also expect to benefit from a continuation of generally stable Canadian housing market trends.

Our current growth strategies include the following initiatives:

—	Capitalize on the U.S. housing recovery and increase our total agent count;
—	Continue to drive franchise sales growth and agent recruitment and retention;

—	Reacquire select RE/MAX regional franchises in the U.S. and Canada; and
—	Increase franchise and agent fees.

We function under the following franchise organizational model, with nearly all of the RE/MAX branded brokerage office locations being operated by franchisees:

Franchise Tier	Description
RE/MAX	Owns the right to the RE/MAX brand and sells franchises and franchising rights.
Regional Franchise Owner

Owns rights to sell brokerage franchises in a specified region. Current network of 162 regions globally. In the U.S. and Canada, RE/MAX owns 12 of 32 regional franchises, representing 54% of our U.S. and Canada agent count. The remaining 20 regional franchises, representing 46% of our U.S. and Canada agent count, are Independent Regions.

Franchisee (or Broker-Owner)	Owns right to operate a RE/MAX-branded brokerage office, list properties and recruit agents. 6,481 offices globally as of December 31, 2013.
Agent (or Sales Associate)	Branded independent contractors who operate out of local franchise brokerage offices. 93,228 agents globally as of December 31, 2013.

In the early years of our expansion in the U.S. and Canada, we sold regional franchise rights to independent owners for certain Independent Regions while retaining rights to other regions. In recent years, we have pursued a strategy to reacquire regional franchise rights, such as the California, Hawaii, Florida and Carolinas regions in 2007, the Mountain States region in 2011, the Texas region in 2012 and the Central Atlantic and Southwest regions in 2013.

As a franchisor (less than 1% of the brokerages in the U.S. RE/MAX system are owned by us), we maintain a low fixed-cost structure which enables us to generate high margins and helps us drive significant operating leverage through incremental revenue growth as reflected in our financial results.

We have multiple revenue streams, with the majority of our revenue derived from fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners. Our revenue consists of (i) continuing franchise fees from regional franchise owners and franchisees as a fixed amount per agent, (ii) fixed annual dues from agents, (iii) broker fees derived from a percentage of agent commissions, (iv) franchise fees from the sale or renewal of franchises and other franchise revenue and (v) brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents. Our revenue streams are illustrated in the following chart:

Our financial results for the years ended December 31, 2013, 2012 and 2011 were as follows:

Year Ended December 31,
	2013	2012	2011
Revenue	$158.9 million	$143.7 million	$138.3 million
Adjusted EBITDA*	$77.3 million	$ 66.7 million	$ 59.3 million
Net income	$28.3 million	$ 33.3 million	$ 24.2 million

* See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

Significant Transactions Impacting Our Operating Results

Incorporation of RE/MAX Holdings

RE/MAX Holdings was formed as a Delaware corporation on June 25, 2013 for the purpose of facilitating an IPO of its common equity and to become the sole managing member of RMCO. Prior to October 7, 2013, RE/MAX Holdings had not engaged in any business or activities except in connection with its formation and the negotiation of the acquisitions of the business assets of HBN and Tails.

Reorganization Transactions

In connection with the IPO, RMCO’s third amended and restated limited liability company agreement (the “third RMCO, LLC Agreement”), dated as of February 1, 2013, was amended and restated to, among other things, modify RMCO’s capital structure so that Weston Presidio’s Class A preferred membership interests were recapitalized into (i) preferred interests that reflected Weston Presidio’s liquidation preference of approximately $49.9 million and (ii) common interests that reflected Weston Presidio’s pro-rata share of the residual equity value of RMCO.  At the same time, the Class B common membership interest held by RIHI was reclassified, and the common interests in RMCO were split, such that each common unit of RMCO held by Weston Presidio and RIHI could be acquired with the net proceeds received in the IPO from the sale of one share of our Class A common stock, after the deduction of underwriting discounts and commissions and prior to the payment of estimated offering expenses.  RIHI also received a redemption right that entitles RIHI to have its remaining common units of RMCO redeemed, at RIHI’s election in exchange for, at our option, newly issued shares of Class A common stock on a one-for-one basis (subject to customary adjustments, including conversion rate adjustments, underwriting discounts, commissions and adjustments for stock splits, stock dividends and reclassifications) or a cash payment equal to the market price of one share of our Class A common stock.

Initial Public Offering

On October 7, 2013, we issued and sold 11,500,000 shares of our Class A common stock at a public offering price of $22.00 per share in our IPO and became a member and the sole manager of RMCO. The net offering proceeds to us from the IPO, after deducting underwriting discounts and commissions totaling approximately $17.1 million and offering expenses totaling approximately $11.0 million, were approximately $224.9 million. We used approximately $27.3 million of the net proceeds from the IPO to reacquire regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails and contributed these acquired assets to RMCO in exchange for common units. The remaining $197.6 million of net proceeds was used to purchase common units from RMCO. RMCO used the net proceeds it received to pay $49.9 million to Weston Presidio to redeem all of the preferred units in RMCO held by Weston Presidio, $76.9 million to redeem all common units in RMCO held by Weston Presidio and $70.8 million to redeem common units in RMCO held by RIHI, in each case at a price per common unit equal to the net proceeds received in the IPO from the sale of one share of our Class A common stock, after the deduction of underwriting discounts and commissions and prior to the payment of estimated offering expenses.

We are a holding company and own approximately 39.56% of the common units in RMCO. RIHI owns the remaining 60.44% of the common units in RMCO. Our only business is to act as the sole manager of RMCO and, in that capacity, we operate and control all of the business and affairs of RMCO. As a result, on October 7, 2013, we began to consolidate the financial results of RMCO and its subsidiaries. Due to RIHI’s approximate 60.44% equity interest in RMCO, our post-IPO results reflect a significant non-controlling interest and our net income represents approximately 39.56% of RMCO’s net income. Our only source of cash flow from operations is in the form of distributions from RMCO and management fees paid by RMCO pursuant to a management services agreement between us and RMCO.

Tax Impact of Reorganization Transactions and IPO

Following the IPO and related reorganization transactions described above, RE/MAX Holdings became subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.

At the time of the IPO, we entered into separate tax receivable agreements (collectively, the “TRAs”) with the Historical Owners that will provide for the payment by us to the Historical Owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the TRAs, and deductions attributable to imputed and actual interest that accrues in respect of such payments. These tax benefit payments are not necessarily conditioned upon one or more of the Historical Owners maintaining a continued ownership interest in either RMCO or us. We expect to benefit from the remaining 15% of cash savings, if any, that we may actually realize. The provisions of the TRAs that we entered into with the Historical Owners are substantially identical.

As of December 31, 2013, a net deferred tax asset of $69.2 million and amounts payable under the TRAs of $68.8 million have been recorded in the Consolidated Balance Sheets. As of December 31, 2013, no amounts had been paid pursuant to the TRAs.

Costs of Being a Public Company

Following the IPO, we expect to incur additional expenses as a result of becoming a public company, including expenses related to additional staffing, directors’ and officers’ liability insurance, directors fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. Further, we may incur significant legal, accounting and other fees and expenses associated with future offerings of Class A common stock. These additional expenses will increase our selling, operating and administrative expenses and reduce our net income.

Factors Affecting Our Operating Results

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the following:

Changes in Agent Count. The majority of our revenue is derived from fees and dues based on the number of agents in the RE/MAX network. Due to the low fixed cost structure of our franchise model, the addition of new agents generally requires little incremental investment in capital or infrastructure. Accordingly, the number of agents in our network (particularly in our owned U.S. and Canadian regions) is the most important factor affecting our results of operations and the addition of new agents can favorably impact our revenue and Adjusted EBITDA. Historically, the number of agents in the residential real estate industry has been highly correlated with overall home sale transaction activity. Our agent count decreased during the downturn in the U.S. housing sector, but has recently returned to growth as the market continues to recover. However, we do not use our overall home sale transaction activity on a per agent or aggregate basis in order to evaluate our results of operations. We believe that the number of agents in our network is the primary statistic that drives our revenue.

Cyclical Residential Real Estate Market. The residential real estate industry in which we operate is cyclical and, consequently, our revenue is affected by general conditions within the residential real estate market.

—

U.S. Real Estate Downturn. From the second half of 2005 through 2011, the U.S. real estate industry experienced a significant downturn, with existing home transactions declining by 40% from 7.1 million in 2005 to 4.3 million in 2011, according to NAR. The majority of our revenue is derived from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners, which we believe provides for a more stable revenue stream than a model based upon real estate transaction activity, which would be impacted more significantly during industry downturns. For example, during the downturn in the U.S. housing sector discussed above, our total revenue declined by approximately 20% between the peak level in 2007 and the recent low point in 2011, which represented our highest and lowest revenue periods during the most recent cycle.

—

U.S. Real Estate Recovery. The U.S. real estate industry experienced a rebound in 2012 and 2013, with 4.7 million and 5.1 million existing home sale transactions, respectively, increases of 9.4% and 9.2%, respectively. Historically, an increase in overall transaction activity is highly correlated with a subsequent increase in the number of agents in the residential real estate brokerage industry. NAR is forecasting that in 2014, existing home sales transactions will fall by 1.4% compared to 2013. NAR also forecasts 5.0 million existing home sales in 2014. We believe we are well-positioned to benefit from recent increases in our agent count as a result of our ability to attract productive agents who recognize the strength of the RE/MAX brand and our agent-centric value proposition.

Changes in Aggregate Fee Revenue Per Agent. A significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents, including annual dues, continuing franchise fees and certain transaction or service based fees. Our average annual revenue per agent for our Company-owned Regions in the U.S. and Canada is more than two times greater than for our Independent Regions. Our average revenue per agent in regions outside the U.S. and Canada is substantially lower than the average revenue per agent in the U.S. and Canada. We have expanded our owned regional franchising operations through acquisitions of Independent Regions in the U.S. and Canada. We reacquired the regional franchise rights for the Mountain States region in 2011 and for the Texas region in 2012. On October 7, 2013, we reacquired regional RE/MAX franchise rights in the Central Atlantic and Southwest regions, and intend to pursue reacquisition of other regions in the future. In addition, other changes in our aggregate revenue per agent are derived from changes in our fee arrangements with our franchisees and agents over time. Our revenue per agent also increases in other ways including when transaction sides and transaction sizes increase since a portion of our revenue comes from fees tied to the number and size of real estate transactions closed by our agents. Given the low fixed cost structure of our franchise model, modest increases in revenue per agent, including increases to our annual dues and continuing franchise fees charged in our U.S. owned regions, which occurred on January 1, 2014, could have a significant impact on our profitability.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our operating results, including agent count, franchise sales, revenue and Adjusted EBITDA.

Agent Count and Franchise Sales. Agent count reflects the number of licensed agents who have active, independent contractual relationships with RE/MAX offices at a particular time. The majority of our revenue is derived from recurring fixed fee streams we receive from our franchisees and agents that are closely correlated to our aggregate agent count.

The following table shows our agent count at the end of the periods indicated:

	As of December 31,
	2013		2012		2011
Agent Count:
U.S.
Company-owned regions	33,416	(1)	25,819	(2)	21,050
Independent regions	21,075		25,984		30,102
U.S. Total	54,491		51,803		51,152
Canada
Company-owned regions	6,084		6,070		5,976
Independent regions	12,838		12,796		12,594
Canada Total	18,922		18,866		18,570
Outside U.S. and Canada
Company-owned regions	338		336		1,276
Independent regions	19,477		18,003	(3)	16,478
Outside U.S. and Canada Total	19,815		18,339		17,754
Total	93,228		89,008		87,476
Net change in agent count compared to the prior period	4,220		1,532		(2,152)

(1)

As of December 31, 2013, U.S. Company-owned Regions include 5,991 agents in the Southwest and Central Atlantic regions which converted from Independent Regions to Company-owned regions in connection with the acquisitions of the business assets of HBN and Tails on October 7, 2013.  As of the acquisition date, the Southwest and Central Atlantic regions had 5,918 agents.

(2)

As of December 31, 2012, U.S. Company-owned Regions include 4,214 agents in the Texas region which converted from an Independent Region to a Company-owned Region in connection with the acquisition of RE/MAX of Texas on December 31, 2012.

(3)

As of December 31, 2012, Independent Regions outside of the U.S. and Canada include 863 agents in the Australia and New Zealand regions which converted from Company-owned Regions to Independent Regions in connection with the divestiture of the Australia and New Zealand regions during the fourth quarter of 2012.

Substantially all of our revenue is derived from the U.S. and Canada. Our agent count decreased during the U.S. housing sector downturn, but returned to growth as the market started to rebound in 2012 and continued to grow in 2013.

Franchise sales consist of sales of individual franchises from Company-owned Regions and Independent Regions in the U.S. and Canada, as well as regional and country master franchise sales in international markets.  Franchise sales activity enables us to recruit and retain agents and increase agent count and the related recurring fixed fee streams we receive.

The following table shows the number of franchise sales for the periods indicated:

	As of December 31,
	2013	2012	2011
U.S.	220	233	234
Canada	33	42	41
Outside U.S. and Canada	439	454	439
Office franchise sales total	692	729	714

Global regional franchise sales	17	9	11
Global master franchise sales	1	1	-
Global regional and master franchise sales total	18	10	11

Total	710	739	725

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, net and income taxes, each of which is presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss on sale or disposition of assets and sublease, loss on early extinguishment of debt, equity-based compensation, non-cash straight-line rent expense, salaries paid to David and Gail Liniger, our Chairman and Vice Chair, respectively, that we discontinued subsequent to the completion of the IPO, expenses incurred in connection with the IPO and acquisition transaction costs. See “—Non-GAAP Financial Measures.” Because Adjusted EBITDA omits certain non-cash items and other infrequent cash charges, we feel that it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and other infrequent cash charges and is more reflective of other factors that affect our operating performance.

The following table shows our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis and for our reportable segments for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(in thousands, except margin data)
Consolidated:
Adjusted EBITDA	$77,286	$66,744	$59,281
Adjusted EBITDA margins	48.6%	46.5%	42.9%

Real Estate Franchise Services:
Adjusted EBITDA	$78,024	$66,776	$60,590
Adjusted EBITDA margins	54.2%	51.8%	49.0%

Brokerage and Other:
Adjusted EBITDA	$(738)	$(32)	$(1,309)
Adjusted EBITDA margins	(4.9)%	(0.2)%	(9.0)%

We generally experience lower Adjusted EBITDA margins in the first and fourth quarters of the fiscal year primarily due to lower home sale transactions in the residential housing market in the U.S. and Canada, which result in lower broker fees in these quarters. Generally, our margins in the first quarter are lower also because of higher selling, operating and administrative expenses incurred in connection with our annual convention. See “Item 1A.—Risk Factors—Our operating results are subject to quarterly fluctuations and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.”

Our Adjusted EBITDA margins result from the high margin Real Estate Franchise Services segment, and are offset slightly by the owned real estate brokerage operations, which have much lower margins due primarily to higher fixed costs resulting from rent expense, which in turn adversely impacts our consolidated margins.

Components of Operating Results

Revenue

The majority of our revenue is derived from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners, with a smaller percentage of our revenue being based on transaction activity derived from a percentage of agent commissions.

—

Continuing Franchise Fees*. In the U.S. and Canada, continuing franchise fees are fixed contractual fees paid monthly by regional franchise owners in Independent Regions, or franchisees in Company-owned Regions, to RE/MAX based on the number of agents in the franchise region or the franchisee’s office. For the years ended December 31, 2013, 2012 and 2011, continuing franchise fees were typically approximately $120 per month per agent. Beginning January 1, 2014, continuing franchise fees increased by $3 per month per agent in our U.S. Company-owned Regions. In our Company-owned Regions, we receive the entire amount of the continuing franchise fee. In Independent Regions, we generally receive 15%, 20% or 30% of the continuing franchise fee established by the terms of the applicable contract with the Independent Region, which is a fixed rate.

—

Annual Dues*. Annual dues are the membership fees which agents pay to be a part of the RE/MAX network and brand, are due on the anniversary date of the agent joining RE/MAX and are recognized ratably over the following twelve-month period. Annual dues revenue may be impacted by the fact that annual dues are deferred and recognized over a twelve-month period from the agent’s anniversary date as well as the related timing of agent losses and agent gains during that period. For the years ended December 31, 2013, 2012 and 2011, annual dues were primarily derived by an annual flat fee of $390 for our U.S. and Canadian agents that were paid directly to us in their respective local currencies. Beginning January 1, 2014, annual dues membership fees increased $10 per agent annually for our U.S. and Canadian agents and continue to be paid directly to us. Annual dues revenue is driven by the number of agents in our network. We receive 100% of the annual dues fee, regardless of whether the agent is in a Company-owned Region or Independent Region.

—

Broker Fees*. Broker fees are assessed to the broker against real estate commissions paid by customers when an agent sells a home. Agents pay a negotiated percentage of these earned commissions to the broker in whose office they work. Broker-owners in turn pay a percentage of the commission to the regional franchisor. Generally the amount paid by broker-owners to the regional franchisor, which we refer to as the “broker fee,” is 1% of the total commission on the transaction. In our Company-owned Regions, we receive the entire amount of the broker fee. In Independent Regions, we generally receive 15%, 20% or 30% of the broker fee established by the terms of the applicable franchise agreement with the Independent Region, which is a fixed rate. The amount of commission collected by franchisees is based primarily on the sales volume of RE/MAX agents and real estate commissions earned by agents on these transactions. These broker fees therefore depend upon the overall home sales volume. Because there are little incremental variable costs associated with this revenue stream, increased home sales provide us with incremental upside during a real estate market recovery.

—	Franchise Sales and Other Franchise Revenue. Franchise sales and other franchise revenue is primarily comprised of:
—

Franchise Sales. Franchise sales revenue consists of revenue from sales and renewals of individual franchises from Company-owned Regions and Independent Regions, as well as regional and country master franchises in international markets. We receive only a portion of the revenue from the sales and renewals of individual franchises from Independent Regions.

—

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

* We base our continuing franchise fees, annual dues and broker fees outside the U.S. and Canada on generally the same structure as our U.S. and Canadian Independent Regions, but the amount we charge is lower. As a result, revenue earned by us in those regions is substantially lower than in our U.S. and Canadian Independent Regions.

Operating Expenses

Operating expenses include selling, operating and administrative expenses, depreciation and amortization and the gains and losses on sales and disposition of assets. Set forth below is a brief discussion of some of the key operating expenses that impact our results of operations:

—

Selling, operating and administrative expenses. Selling, operating and administrative expenses primarily consists of personnel costs comprised of salaries, benefits and other compensation expenses paid to our personnel, professional fee expenses, rent and related facility operations expense, and other expenses including certain marketing and production costs that are not paid by our related party advertising funds, including travel and entertainment costs, costs associated with our annual convention and other events.

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

—	Gains and losses on sale and disposition of assets. Gains and losses on sale of assets are recognized when assets are disposed of for amounts greater than or less than their carrying values.

Other Expenses, Net

Other expenses, net include interest expense, interest income, foreign currency transactions gains and losses, losses on the early extinguishment of debt and equity in earnings of investees.

The most significant items that are included in other expenses, net are interest expense and interest income, which consist primarily of interest on borrowings under our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto on July 31, 2013 (the “Senior Secured Credit Facility”) and income earned on our cash and cash equivalents. Our interest expense depends on the level of our outstanding indebtedness as well as the applicable interest rate with respect to outstanding indebtedness which is a variable rate in excess of any contractual interest rate floor, tied to prevailing interest rates. Lastly, fluctuations in exchange rates between the U.S. dollar and other currencies, primarily the Canadian dollar, impact our results of operations and are recorded in foreign currency transaction gains and losses.

Provision for Income Taxes

Prior to the formation of RE/MAX Holdings and the admission of RE/MAX Holdings as a partner of RMCO in connection with the IPO, our business was not generally subject to direct U.S. federal income tax and certain state income tax obligations because RMCO is classified as a partnership for U.S. federal income tax purposes and thus, is treated as a “flow through entity.” Our subsidiaries that operate in foreign jurisdictions were, and continue to be, however, taxable entities. Income taxes incurred by the subsidiaries that operate in foreign jurisdictions are recorded in the provision for income taxes. RE/MAX Holdings is organized as a corporation for tax purposes that is subject to direct U.S. federal corporate income tax and certain state corporate income tax obligations. Following the IPO, the corporate tax obligations of RE/MAX Holdings have generally arisen with respect to, and been payable in respect of, its allocable share of net income attributable to the business operations of RMCO.

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

Effective October 7, 2013, we used approximately $27.3 million of the proceeds from the IPO to reacquire regional franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails and contributed those assets to RMCO in exchange for an ownership interest in RMCO. We recorded $2.0 million of goodwill and $23.0 million of intangible assets related to reacquired franchise rights in connection with these acquisitions.

Effective December 31, 2012, we acquired certain assets of RE/MAX of Texas, including the regional franchise agreements permitting the sale of RE/MAX franchises in the state of Texas. The purchase price was $45.5 million and was paid in cash primarily using proceeds from borrowings. We recorded $30.2 million of goodwill and $15.2 million of intangible assets related to reacquired franchise rights in connection with this acquisition.

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

Effective December 31, 2011, we acquired the assets of RE/MAX of Colorado, Inc. (which we refer to as the Mountain States region) for consideration paid of $15.9 million, including the regional franchise agreement permitting the sale of RE/MAX franchises in the states of Colorado, Utah, Wyoming, North Dakota and South Dakota. We accounted for the transfer of assets as a combination of entities under common control. All acquired assets and liabilities recognized in the balance sheets of RE/MAX of Colorado, Inc. were carried forward to the balance sheet of RE/MAX, LLC, at their respective carrying amounts, and no other assets were recognized as a result of the combination. In addition, the combination of entities under common control was presented in the accompanying consolidated financial statements as if it had always been combined. The consideration paid was recognized at December 31, 2011, with an offsetting adjustment to equity.

Results of Operations

For comparability purposes, the following tables set forth our results of operations for the periods presented in our annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

Our consolidated results comprised the following:

	Year Ended December 31,		Change
	2013	2012	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$64,465	$56,350	$8,115	14.4%
Annual dues	29,524	28,909	615	2.1%
Broker fees	24,811	19,579	5,232	26.7%
Franchise sales and other franchise revenue	23,574	22,629	945	4.2%
Brokerage revenue	16,488	16,210	278	1.7%
Total revenue	158,862	143,677	15,185	10.6%
Operating expenses:
Selling, operating and administrative expenses	96,243	84,337	11,906	14.1%
Depreciation and amortization	15,166	12,090	3,076	25.4%
Loss on sale or disposition of assets, net	373	1,704	(1,331)	-78.1%
Total operating expenses	111,782	98,131	13,651	13.9%
Operating income	47,080	45,546	1,534	3.4%
Other expenses, net:
Interest expense	(14,647)	(11,686)	(2,961)	25.3%
Interest income	321	286	35	12.2%
Foreign currency transaction (losses) gains, net	(764)	208	(972)	-467.3%
Loss on early extinguishment of debt	(1,798)	(136)	(1,662)	1222.1%
Equity in earnings of investees	904	1,244	(340)	-27.3%
Total other expenses, net	(15,984)	(10,084)	(5,900)	58.5%
Income before provision for income taxes	31,096	35,462	(4,366)	-12.3%
Provision for income taxes	(2,844)	(2,138)	(706)	33.0%
Net income	$28,252	$33,324	$(5,072)	-15.2%

Adjusted EBITDA(1)	$77,286	$66,744	$10,542	15.8%

(1) See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

Total Revenue

A summary of the components of our revenue for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,		Change
	2013	2012	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$64,465	$56,350	$8,115	14.4%
Annual dues	29,524	28,909	615	2.1%
Broker fees	24,811	19,579	5,232	26.7%
Franchise sales and other franchise revenue	23,574	22,629	945	4.2%
Brokerage revenue	16,488	16,210	278	1.7%
Total revenue	$158,862	$143,677	$15,185	10.6%

Continuing Franchise Fees

Continuing franchise fees increased as a result of agent count growth with the acquisition and subsequent growth of RE/MAX of Texas and the acquisitions of HBN and Tails, which resulted in agents within Independent Regions being converted to agents within Company-owned Regions, and gave us the right to earn 100% of the fixed continuing franchise fee per agent. This resulted in an increase of $6.9 million in continuing franchise fee revenue. This increase was offset partially by a net decrease of $1.3 million in continuing franchise fees for the Australia and New Zealand regions, which were sold during the fourth quarter of 2012 and, as a result, the agents in Australia and New Zealand are no longer agents of a Company-owned Region. Excluding acquisition and divestiture activity, continuing franchise fees earned from Company-owned Regions in the U.S. and Canada, where we receive a higher continuing franchise fee per agent, increased $2.1 million due to an increase in agent count, primarily in the U.S.

Annual Dues

Revenue from annual dues increased due to an overall increase in total agent count of 4,220 for the year ended December 31, 2013, of which 2,744 agents were located in the U.S. and Canada as compared to an overall increase in total agent count of 1,532 agents for the year ended December 31, 2012, of which 947 agents were located in the U.S. and Canada. For the years ended December 31, 2013 and 2012, U.S. and Canadian agents paid us directly annual dues fees of $390 per agent in their respective local currencies.

Broker Fees

Revenue from broker fees increased during 2013, due to additional broker fees of $3.2 million that resulted from the acquisition of RE/MAX of Texas, HBN and Tails, which converted agents from Independent Regions to Company-owned Regions resulting in a higher portion of broker fees for these agents being retained by us. These increases were partially offset by a net decrease in broker fees of $2.0 million in Australia and New Zealand as these regions were sold during the fourth quarter of 2012, resulting in agents in those regions no longer being agents of a Company-owned Region. The increase in broker fees revenue for our Company-owned and Independent Regions in the U.S. and Canada was also due to the overall increase in home sales volume, which increased commissions earned by our U.S. and Canadian agents as well as increased agent count. Excluding acquisition and divestiture activity, revenue from broker fees earned from Company-owned Regions in the U.S. and Canada increased $3.1 million during 2013, while revenue from broker fees earned from Independent Regions in the U.S. and outside the U.S. and Canada increased $1.1 million during 2013.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue increased $0.9 million during 2013. We sold the franchise rights in 18 countries in 2013, including in Japan for $1.0 million, compared to the sale of regional and master franchise rights in 10 countries in 2012, including in China/Hong Kong/Macau for $2.1 million. During 2013, other franchise revenue increased $1.3 million, primarily due to an increase in registration revenue associated with the increased attendance at our annual convention, which occurs during the first quarter.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents, increased due to an increase in home sales volume.

Operating Expenses

A summary of the components of our operating expenses for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,		Change
	2013	2012	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$96,243	$84,337	$11,906	14.1%
Depreciation and amortization	15,166	12,090	3,076	25.4%
Loss on sale or disposition of assets, net	373	1,704	(1,331)	-78.1%
Total operating expenses	$111,782	$98,131	$13,651	13.9%
Percent of revenue	70.4%	68.3%

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses increased in 2013 as follows:

—

Personnel costs increased $3.3 million from $42.3 million for the year ended December 31, 2012 to $45.6 million for year ended December 31, 2013. The increase in personnel costs was primarily due to $1.9 million of additional equity-based compensation related to equity awards granted to certain officers and employees in connection with the IPO, $1.5 million of additional personnel costs associated with the acquisitions of RE/MAX of Texas, HBN and Tails and a $2.2 million increase in general personnel costs driven by increased headcount and employee incentives. These increases were offset by a decrease of $1.5 million resulting from the divestitures of the Australia and New Zealand regions in the fourth quarter of 2012 and a decrease in executive compensation of $0.8 million due to the discontinuance of salaries paid to David and Gail Liniger subsequent to the closing of the IPO.

—

Professional fees increased $6.1 million from $5.8 million for the year ended December 31, 2012 to $11.9 million for the year ended December 31, 2013 primarily due to $6.5 million of expenses incurred in connection with the IPO, offset by a reduction in professional fees incurred by the Australia and New Zealand regions which were sold during the fourth quarter of 2012.

—

Rent and related facility operations expense increased $0.6 million from $14.0 million for the year ended December 31, 2012 to $14.6 million for the year ended December 31, 2013 due to a $1.2 million loss recorded in 2013 on the sublease of a portion of our corporate headquarters office building that did not occur in 2012 offset by a decrease of $0.6 million for reductions in rent expense at our company-owned brokerage offices and acquisition and divestiture activities.

—

Other selling, operating and administrative expenses increased $1.9 million from $22.2 million for the year ended December 31, 2012 to $24.1 million for the year ended December 31, 2013. This increase is primarily due to an increase in total marketing expenses of $1.7 million driven both by increased attendance at our annual convention which occurs in the first quarter and expenses incurred associated with the acquisitions of certain assets of RE/MAX of Texas, HBN and Tails.

Depreciation and Amortization

Depreciation and amortization expense increased in 2013 as a result of the following:

—	an increase of $4.1 million of additional amortization expense related to intangible assets acquired from RE/MAX of Texas in December 2012 and HBN and Tails in October 2013;
—	an increase of $0.5 million of additional amortization expense related to other intangible assets acquired in the current year;
—	a decrease of $0.9 million related to certain intangible assets that became fully amortized; and
—	a net decrease in depreciation expense of $0.6 million related to assets that became fully depreciated.

Loss on Sale or Disposition of Assets, Net

Loss on sale or disposition of assets, net decreased in 2013 primarily due to the $1.7 million loss on the sale of the Australia and New Zealand regions in the fourth quarter of 2012 compared to a loss of $0.4 million related to assets disposed of during 2013.

Other Expenses, Net

A summary of the components of our other expenses, net for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,		Change
	2013	2012	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(14,647)	$(11,686)	$(2,961)	25.3%
Interest income	321	286	35	12.2%
Foreign currency transaction (losses) gains, net	(764)	208	(972)	-467.3%
Loss on early extinguishment of debt	(1,798)	(136)	(1,662)	1222.1%
Equity in earnings of investees	904	1,244	(340)	-27.3%
Total other expenses, net	$(15,984)	$(10,084)	$(5,900)	58.5%
Percent of revenue	-10.1%	-7.0%

Other expenses, net increased in 2013 primarily due to an increase in the loss on early extinguishment of debt of approximately $1.7 million associated with executing our new Senior Secured Credit Facility on July 31, 2013 (See “—Liquidity and Capital Resources—Senior Secured Credit Facility”). Additionally, interest expense increased $3.0 million due to a combination of additional interest expense on the incremental $45.0 million of long-term debt borrowed on December 31, 2012 to finance the acquisition of certain assets of RE/MAX of Texas and $2.0 million of interest expense associated with costs incurred upon entering into our new Senior Secured Credit Facility offset by a reduction in interest rates between our previous senior secured credit facility and our new Senior Secured Credit Facility. Lastly, foreign currency transaction (losses) gains, net decreased $1.0 million primarily as a result of the weakening of the Canadian dollar compared to the U.S. dollar.

Provision for Income Taxes

The provision for income taxes increased $0.7 million, or 33.0% during the year ended December 31, 2013. The increase in the provision for income taxes is related to U.S. federal and state income tax obligations related to RE/MAX Holdings’ allocable portion of the income of RMCO subsequent to the reorganization transactions and IPO (see additional information included in “—Tax Impact of Reorganization Transactions and IPO”). Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and thus, is treated as a “flow through entity.”

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins were $77.3 million and 48.6%, an increase of $10.5 million or 15.8% from the prior year. The increase in Adjusted EBITDA was principally the result of an increase in total revenue of $15.2 million arising from the acquisitions of RE/MAX of Texas, HBN and Tails, agent growth and higher broker fees. Selling, operating and administrative expenses adjusted for certain non-cash items such as the loss on sublease and equity-based compensation expense and other infrequent cash charges, including expenses incurred in preparation for the IPO, increased $3.4 million. These increases were offset by an increase in foreign currency transaction losses and a decrease in equity in earnings of investees of $1.0 million and $0.3 million, respectively.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Our consolidated results comprised the following:

	Year Ended December 31,		Change
	2012	2011	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$56,350	$57,200	$(850)	-1.5%
Annual dues	28,909	28,922	(13)	0.0%
Broker fees	19,579	16,764	2,815	16.8%
Franchise sales and other franchise revenue	22,629	19,354	3,275	16.9%
Brokerage revenue	16,210	16,062	148	0.9%
Total revenue	143,677	138,302	5,375	3.9%
Operating expenses:
Selling, operating and administrative expenses	84,337	85,291	(954)	-1.1%
Depreciation and amortization	12,090	14,473	(2,383)	-16.5%
Loss on sale or disposition of assets, net	1,704	67	1,637	*
Total operating expenses	98,131	99,831	(1,700)	-1.7%
Operating income	45,546	38,471	7,075	18.4%
Other expenses, net:
Interest expense	(11,686)	(12,203)	517	-4.2%
Interest income	286	372	(86)	-23.1%
Foreign currency transaction gains (losses), net	208	(266)	474	178.2%
Loss on early extinguishment of debt	(136)	(384)	248	-64.6%
Equity in earnings of investees	1,244	431	813	188.6%
Total other expenses, net	(10,084)	(12,050)	1,966	-16.3%
Income before provision for income taxes	35,462	26,421	9,041	34.2%
Provision for income taxes	(2,138)	(2,172)	34	-1.6%
Net income	$33,324	$24,249	$9,075	37.4%

Adjusted EBITDA(1)	$66,744	$59,281	$7,463	12.6%

*	Calculation is not meaningful.
(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

Total Revenue

A summary of the components of our revenue for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,		Change
	2012	2011	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$56,350	$57,200	$(850)	-1.5%
Annual dues	28,909	28,922	(13)	0.0%
Broker fees	19,579	16,764	2,815	16.8%
Franchise sales and other franchise revenue	22,629	19,354	3,275	16.9%
Brokerage revenue	16,210	16,062	148	0.9%
Total revenue	$143,677	$138,302	$5,375	3.9%

Continuing Franchise Fees

Revenue from continuing franchise fees decreased $0.9 million during 2012. For Company-owned Regions in the U.S., continuing franchise fees decreased $0.2 million primarily resulting from the full year impact of the loss of 1,115 U.S. agents that occurred in 2011 not being fully offset by 555 U.S. agent gains during 2012 reflecting the overall U.S. real estate market rebounding. For Independent Regions in the U.S., continuing franchise fees decreased $0.3 million primarily resulting from the full year impact of the loss of 2,381 U.S. agents that occurred in 2011 not being fully offset by 96 U.S. agent gains during 2012 reflecting the overall U.S. real estate market rebounding. Continuing franchise fees also decreased $0.4 million as a result of reduced continuing franchise fees for the Australia and New Zealand regions, which were sold during the fourth quarter of 2012 coupled with decreases in agent count and changes in foreign currency exchange rates in our other non-U.S. regions.

Annual Dues

Annual dues remained consistent for the year ended December 31, 2012 compared to the year ended December 31, 2011 at $28.9 million. While agent count increased from 87,476 as of December 31, 2011 to 89,008 as of December 31, 2012, annual dues remained flat due primarily to 3,496 U.S. agent losses that occurred in 2011 not being fully offset by 651 U.S. agent gains during 2012 as a result of the U.S. real estate market rebounding.

Broker Fees

Revenue from broker fees increased in 2012 due to an overall increase in the U.S. home sales volume, thereby increasing commissions earned by our U.S. agents from which we are paid a percentage. Revenue from broker fees earned from Company-owned Regions in the U.S. and Canada increased $2.4 million from the year ended December 31, 2011 to the year ended December 31, 2012, while revenue from broker fees earned from Independent Regions increased $0.4 million from the year ended December 31, 2011 to the year ended December 31, 2012.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue increased in 2012 primarily attributable to an incremental increase in franchise sales of $1.8 million, from the sale of master franchise rights for China/Hong Kong/Macau in 2012 and a $1.8 million increase in other franchise revenue from preferred marketing arrangements and approved supplier programs with two third parties. These increases were offset by decreases in franchise renewal revenue, training income and registration revenue resulting from a fewer number of events in 2012.

Brokerage Revenue

Brokerage revenue increased in 2012 driven by increased revenue from our owned brokerage offices due to an increase in real estate home sales volume.

Operating Expenses

A summary of the components of our operating expenses for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,		Change
	2012	2011	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$84,337	$85,291	$(954)	-1.1%
Depreciation and amortization	12,090	14,473	(2,383)	-16.5%
Loss on sale or disposition of assets, net	1,704	67	1,637	*
Total operating expenses	$98,131	$99,831	$(1,700)	-1.7%
Percent of revenue	68.3%	72.2%

*	Calculation is not meaningful.

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses decreased in 2012 as follows:

—

Personnel costs increased $2.5 million from $39.8 million for the year ended December 31, 2011 to $42.3 million for year ended December 31, 2012. The increase in personnel costs was primarily attributable to $1.1 million of severance payments for employees that were terminated in 2012 and $1.1 million of equity-based compensation expense recorded for equity awards granted in 2012.

—

Professional fees decreased $0.3 million from $6.1 million for the year ended December 31, 2011 to $5.8 million for the year ended December 31, 2012 due primarily a reduction in professional fees incurred by the Australia and New Zealand regions which were sold during the fourth quarter of 2012.

—

Rent and related facility operations expense decreased $2.0 million from $16.0 million for the year ended December 31, 2011 to $14.0 million for the year ended December 31, 2012 due to the loss recorded in 2011 as a result of the sublease in our corporate headquarters office building and higher sublease income partially offset by higher rent expense at some of our company-owned brokerage offices.

—

Other selling, operating and administrative expenses, decreased $1.2 million from $23.4 million for the year ended December 31, 2011 to $22.2 million for the year ended December 31, 2012. This decrease is primarily driven by a decrease in advertising and production expense driven by timing of events held by our regions and marketing publications, as well as a decrease in travel and entertainment due to a reduction in executive travel.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily as a result of certain franchise agreements that became fully amortized.

Loss on Sale or Disposition of Assets, Net

Loss on sale or disposition of assets, net increased in 2012 primarily due to the $1.7 million loss on the sale of the Australia and New Zealand regions in the fourth quarter of 2012.

Other Expenses, Net

A summary of the components of our other expenses, net for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,		Change
	2012	2011	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(11,686)	$(12,203)	$517	-4.2%
Interest income	286	372	(86)	-23.1%
Foreign currency transaction gains (losses), net	208	(266)	474	178.2%
Loss on early extinguishment of debt	(136)	(384)	248	-64.6%
Equity in earnings of investees	1,244	431	813	188.6%
Total other expenses, net	$(10,084)	$(12,050)	$1,966	-16.3%
Percent of revenue	-7.0%	-8.7%

Total other expenses, net increased in 2012 due to decreased interest expense of $0.5 million as a result of a declining debt balance during most of the year, a $0.2 million decrease in the loss on early extinguishment of debt because of differences in the timing and amount of loan repayments, an increase in foreign currency transaction gains of $0.5 million due to fluctuations in the exchange rates between the U.S. dollar and the Australian, Canadian and New Zealand dollars and an increase of $0.8 million in equity in earnings of investees.

Provision for Income Taxes

During 2012 and 2011, our provision for income taxes consisted only of income taxes on the net taxable earnings of our consolidated foreign subsidiaries. Income tax expense was $2.1 million and $2.2 million for the years ended December 31, 2012 and 2011, respectively. The slight reduction in income tax expense was the result of lower taxable earnings of our foreign subsidiaries in 2012, partially driven by the sale of the Australia and New Zealand operations in the fourth quarter of 2012.

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins were $66.7 million and 46.5%, and $59.3 million and 42.9% for the years ended December 31, 2012 and 2011, respectively. The increase in Adjusted EBITDA of $7.4 million, or 12.6%, was primarily the result of an increase in total revenue of $5.4 million principally due to increased broker fee revenue and the sale of master franchise rights for China/Hong Kong/Macau recorded in franchise sales and other franchise revenue. In addition, there was a $2.1 million reduction in selling, operating and administrative expenses, excluding $1.1 million of non-cash equity-based compensation expense. A reconciliation of Adjusted EBITDA to net income (loss) under GAAP is set forth below in “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of non-GAAP financial measures, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income (loss) before depreciation and amortization, interest expense, net and income taxes, each of which is presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss on sale or disposition of assets and sublease, loss on early extinguishment of debt, equity-based compensation, non-cash straight-line rent expense, salaries paid to David and Gail Liniger that we have not continued to pay subsequent to the completion of the IPO, expenses incurred in connection with the IPO and acquisition transaction costs.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider Adjusted EBITDA either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

—	this measure does not reflect changes in, or cash requirements for, our working capital needs;
—	this measure does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
—	this measure does not reflect our income tax expense or the cash requirements to pay our taxes;
—	this measure does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
—

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements; and

—	other companies may calculate this measure differently so they may not be comparable.

A reconciliation of Adjusted EBITDA to net income for our consolidated results and reportable segments for the periods presented is set forth in the following tables:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated:
Net income	$28,252	$33,324	$24,249
Depreciation and amortization	15,166	12,090	14,473
Interest expense	14,647	11,686	12,203
Interest income	(321)	(286)	(372)
Provision for income taxes	2,844	2,138	2,172
EBITDA	60,588	58,952	52,725
Loss on sale or disposition of assets and sublease (1)	971	1,352	1,595
Loss on early extinguishment of debt (2)	1,798	136	384
Equity-based compensation (3)	2,995	1,089	-
Non-cash straight-line rent expense (4)	1,183	1,879	1,577
Chairman executive compensation (5)	2,261	3,000	3,000
Acquisition integration costs (6)	495	336	-
Public offering related expenses (7)	6,995	-	-
Adjusted EBITDA	$77,286	$66,744	$59,281

Real Estate Franchise Services:
Net income	$29,046	$33,747	$26,583
Depreciation and amortization	14,791	11,575	13,574
Interest expense	14,641	11,677	12,189
Interest income	(321)	(284)	(372)
Provision for income taxes	2,915	2,138	2,172
EBITDA	61,072	58,853	54,146
Loss on sale or disposition of assets and sublease (1)	1,110	1,637	1,561
Loss on early extinguishment of debt (2)	1,798	136	384
Equity-based compensation (3)	2,995	1,089	-
Non-cash straight-line rent expense (4)	1,298	1,725	1,499
Chairman executive compensation (5)	2,261	3,000	3,000
Acquisition integration costs (6)	495	336	-
Public offering related expenses (7)	6,995	-	-
Adjusted EBITDA	$78,024	$66,776	$60,590

Brokerage and Other:
Net income (loss)	$(794)	$(423)	$(2,334)
Depreciation and amortization	375	515	899
Interest expense	6	9	14
Interest income	-	(2)	-
Provision for income taxes	(71)	-	-
EBITDA	(484)	99	(1,421)
Loss on sale or disposition of assets and sublease (1)	(139)	(285)	34
Non-cash straight-line rent expense (4)	(115)	154	78
Adjusted EBITDA	$(738)	$(32)	$(1,309)
(1)	Represents losses on the sale or disposition of assets as well as the loss on the sublease of a portion of our corporate headquarters office building.
(2)	Represents losses incurred on early extinguishment of debt on our Senior Secured Credit Facility.
(3)

Equity-based compensation includes non-cash compensation expense recorded related to unit options granted to employees pursuant to RMCO’s 2011 Unit Option Plan during the years ended December 31, 2013 and 2012 as well as the non-cash compensation expense recorded related to restricted stock units granted in connection with the IPO pursuant to our 2013 Stock Incentive Plan. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Represents the non-cash charge to appropriately record rent expense on a straight-line basis over the term of the lease agreement taking into consideration escalation in monthly cash payments.
(5)

Represents the annual salaries we paid to David Liniger, our Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder. Such salaries have not been paid subsequent to the IPO, and will not be paid in future periods.

(6)

Acquisition integration costs include fees incurred in connection with our acquisition of certain assets of RE/MAX of Texas in December 2012 and HBN and Tails in October 2013. Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

(7)	Represents costs incurred in connection with the IPO.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market, which have contributed to increasing annual operating cash flows. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of agents in the RE/MAX network. Historically, our liquidity position has been negatively affected by the principal payments and related interest expense on our Senior Secured Credit Facility.

We experienced an increase in the number of our agents during the year ended December 31, 2013; however, we cannot be certain agent growth will continue. Moreover, if the real estate market or the economy as a whole deteriorates, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.

Our primary liquidity needs historically have been to service our debt, finance our working capital and finance acquisition activity. We have historically satisfied these needs with cash flows from operations and funds available under our Senior Secured Credit Facility.

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

Sources and Uses of Cash

Years Ended December 31, 2013 and 2012

Cash and cash equivalents increased $19.9 million from $68.5 million as of December 31, 2012 to $88.4 million as of December 31, 2013. The following table summarizes our cash flows for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$50,069	$51,259	$(1,190)
Investing activities	(28,627)	(47,390)	18,763
Financing activities	(1,551)	25,953	(27,504)
Effect of exchange rate changes on cash	(17)	68	(85)
Net change in cash and cash equivalents	$19,874	$29,890	$(10,016)

For the year ended December 31, 2013, we generated $1.2 million less cash from operations compared to the year ended December 31, 2012. The decrease in cash provided by operating activities was primarily attributable to additional cash paid for interest of $3.1 million and an increase in foreign currency transaction losses of $1.0 million offset by an increase in operating income, excluding non-cash charges of $5.2 million. The increase in operating income, excluding non-cash charges, is the result of a net increase in revenue from acquisition activities offset by divestiture activities, increased agent count and higher broker fees revenue offset by increased operating expenses primarily related to expenses incurred in preparation for the IPO. Cash used in working capital also decreased by $2.3 million due to the timing of payments related to our current assets and liabilities and an increase in our receivables balance which is in line with our increase in revenue offset by improved collections on receivables.

Cash used in investing activities decreased $18.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily as a result of the acquisition of the business assets of HBN and Tails for $27.3 million in the fourth quarter of 2013 compared to the acquisition of certain assets of RE/MAX of Texas for $45.5 million on December 31, 2012.

For the year ended December 31, 2013, we generated $27.5 million less cash through financing activities compared to the year ended December 31, 2012. The decrease in cash provided by and used in financing activities was primarily attributable to a net decrease in the payments on and proceeds received from the issuance of debt of $41.9 million. During the twelve months ended December 31, 2013, we received proceeds of $5.8 million from our Senior Secured Credit Facility entered into in July 2013 compared to $45.0 million of proceeds received from the additional term loan borrowed under our old senior secured credit facility in 2012, which was used to acquire certain assets of RE/MAX of Texas. Cash used in financing activities also decreased $18.0 million as a result of increased tax distributions paid to RMCO’s non-controlling unitholders pursuant to the terms of the RMCO, LLC Agreement. The increase in tax distributions paid is primarily the result of an increase in taxable income in 2012 compared to 2011, which is the basis for determining the amount of tax distributions paid. In addition, in connection with the IPO that closed on October 7, 2013, we raised a total of $235.9 million in net proceeds. We used $208.6 million of the net proceeds to purchase 10,169,023 common units in RMCO, of which $11.0 million was used by RMCO to pay for expenses incurred in connection with the IPO, and $27.3 million to acquire the business assets of HBN and Tails as described above.

Years Ended December 31, 2012 and 2011

Cash and cash equivalents increased $29.9 million from $38.6 million as of December 31, 2011 to $68.5 million as of December 31, 2012. The following table summarizes our cash flows for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$51,259	$43,589	$7,670
Investing activities	(47,390)	(1,347)	(46,043)
Financing activities	25,953	(48,139)	74,092
Effect of exchange rate changes on cash	68	(61)	129
Net change in cash and cash equivalents	$29,890	$(5,958)	$35,848

For the year ended December 31, 2012, we generated $7.7 million more cash from operations compared to the year ended December 31, 2011. The increase in cash provided by operating activities was primarily the result of an increase in net income of $9.1 million offset by increases in working capital of $1.0 million. The increase in net income was primarily the result of a $5.4 million increase in revenue, a $1.7 million decrease in operating expenses, a $0.8 million increase in equity in earnings of investees and a $0.5 million decrease in interest expense. The reduction in cash used in working capital was primarily the result of an increase in other liabilities for the increase in deferred rent in 2011 from the loss recorded from the sublease of a portion of the corporate headquarters office building that did not recur in 2012. This reduction was partially offset by an increase in deferred revenue related to higher registration fees received and deferred in 2012 for our 2013 annual convention as compared to registration fees received and deferred in 2011.

Cash used in investing activities increased $46.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily as a result of the acquisition of certain assets of RE/MAX of Texas for $45.5 million on December 31, 2012.

For the year ended December 31, 2012, we generated $74.1 million more cash through financing activities compared to the year ended December 31, 2011. For the year ended December 31, 2012, $26.0 million of cash was provided by financing activities primarily due to proceeds from the additional term loan of $45.0 million borrowed under our old senior secured credit facility, which was used to acquire certain assets of RE/MAX of Texas, partially offset by payments made on the old senior secured credit facility of $8.4 million and distributions to members of $9.6 million. For the year ended December 31, 2011, $48.1 million of cash was used in financing activities due to payments made on the old senior secured credit facility of $16.5 million, distributions to members of $15.4 million and a distribution of $15.9 million to a member in connection with the acquisition of certain assets of the Mountain States region, which was an entity under common control.

Financing Resources

In July 2013, RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto. Under the Senior Secured Credit Facility, RE/MAX, LLC has a revolving line of credit available of up to $10.0 million. On the closing date of the Senior Secured Credit Facility, RE/MAX, LLC borrowed $230.0 million of term loans thereunder. The proceeds provided by these term loans were used to refinance and repay existing indebtedness and for working capital, capital expenditures, acquisitions and general corporate purposes.

Term loans are repaid in quarterly installments of $575,000, with the balance of the term loan due at maturity. The maturity date of all of the term loans under the Senior Secured Credit Facility is July 31, 2020. Term loans may be optionally prepaid by RE/MAX, LLC at any time. All amounts outstanding under the revolving line of credit must be repaid on July 31, 2018.

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50.0% of excess cash flow at the end of the applicable fiscal year, with such percentage decreasing as RE/MAX, LLC’s leverage ratio decreases.

The Senior Secured Credit Facility is guaranteed by RMCO and RE/MAX of Western Canada (1998), LLC, a subsidiary of RE/MAX, LLC, and is secured by a lien on substantially all of the assets of RMCO, RE/MAX, LLC and each guarantor.

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) adjusted LIBOR, provided that LIBOR shall be no less than 1.0% plus a maximum applicable margin of 3.0% or (b) alternative base rate (“ABR”), provided that ABR shall be no less than 2.0%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate plus 1.0%, plus a maximum applicable margin of 2.0%. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

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

At any time amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio.

As of December 31, 2013, we had $228.4 million of term loans outstanding, net of an unamortized discount, and no revolving loans outstanding under our Senior Secured Credit Facility.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure. We have existing cash balances, cash flows from operating activities and access to our revolving line of credit available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $1.1 million, $1.6 million and $0.9 million in 2013, 2012 and 2011, respectively. Amounts paid for purchases of property and equipment related to leasehold improvements and spending on purchased and developed software related to investments in our information technology infrastructure.

Acquisitions of Businesses

On October 7, 2013, we acquired the regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails for $27.3 million in aggregate.

On December 31, 2012, we acquired certain assets of RE/MAX of Texas, including the regional franchise agreements issued by us permitting the sale of RE/MAX franchises in the state of Texas for $45.5 million.

On December 31, 2011, we acquired certain assets of RE/MAX of Colorado, Inc. including the regional franchise agreements issued by us permitting the sale of RE/MAX franchises in the states of Colorado, Utah, Wyoming, North Dakota and South Dakota for $15.9 million. Our Chairman and Vice Chair were the sole stockholders of RE/MAX of Colorado, Inc., and as a result, we accounted for the transfer of net assets as a combination of entities under common control.

Dividends

As of December 31, 2013, we had not paid nor had we declared any dividends. On March 21, 2014, we declared a quarterly dividend of $0.0625 per share on all outstanding shares of Class A common stock. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and to the discretion of our board of directors.

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal or state and local income taxes, as these taxes are primarily the obligations of the members of RMCO, including us. As authorized by the RMCO, LLC Agreement, RMCO is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of RMCO earnings. RMCO makes such tax distributions to its members based off an estimated tax rate which is calculated at 46.2% for RMCO’s 2013 tax year and is based on the terms of the RMCO, LLC Agreement. Upon completion of its tax returns with respect to the prior year, RMCO may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

Other Distributions

Cash distributions are also made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement.  We expect that future other distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the holders of our Class A common stock.

Future Cash Needs

Our primary financing need has been to fund our growth. Our growth strategy includes recruiting and retaining experienced and productive agents and selling franchises. We may also pursue reacquisitions of regional franchise rights in Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complimentary businesses, services and technologies that would provide access to new markets or customers, or otherwise complement our existing operations. We intend to fund such growth over the next twelve months with cash on-hand, funds generated from operations and borrowings under our Senior Secured Credit Facility. We believe these funds will be adequate to fund future growth.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Long-term debt (including current portion) (1) (2)	$228,850	$17,300	$4,600	$4,600	$202,350
Interest payments on debt facilities (3)	43,063	8,788	15,370	11,404	7,501
Lease obligations (4)	130,942	9,915	19,679	16,808	84,540
Tax Receivable Agreements (5)	68,840	902	7,469	7,631	52,838
	$471,695	$36,905	$47,118	$40,443	$347,229

(1)

We are required to make quarterly principal payments on our Senior Secured Credit Facility of $0.6 million through July 2020. We have reflected full payment of long-term debt at maturity of our Senior Secured Credit Facility in 2020.

(2)

Final payment amount in 2020 of $202.4 million will be reduced by any excess cash flow principal payments and optional prepayments made subsequent to 2014. For purposes of this table, we have included the 2014 estimated excess cash flow payment of approximately $15.0 million. We did not include the excess cash flow payment for 2015 and thereafter as these amounts are conditioned on achieving future financial figures that are not determinable at this time.

(3)

The interest payments in the above table are determined assuming that principal payments on the debt are made on their scheduled dates and on the applicable maturity dates. The variable interest rate on the Senior Secured Credit Facility is assumed at the current interest rate of 4.2%.

(4)

We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $3.3 million in the aggregate, are included in the table above.

(5)

As described elsewhere in this Annual Report on Form 10-K, we entered into separate TRAs with RMCO’s Historical Owners, that will provide for the payment by us to those Historical Owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the TRAs, and deductions attributable to imputed and actual interest that accrues in respect of such payments.

Off Balance Sheet Arrangements

Other than the guarantee of a performance agreement and a line of credit agreement discussed in Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have no material off balance sheet arrangements as of December 31, 2013.

Critical Accounting Judgments and Estimates

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base estimates on historical experience and other assumptions believed to be reasonable under the circumstances and evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are discussed in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the accounting policies and estimates discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Allowances for Accounts and Notes Receivable

Trade accounts and notes receivables from our franchise operations are recorded at the time we are entitled to bill under the terms of the franchise agreements and other contractual arrangements. In circumstances where we have the contractual right to bill our franchisees, but where collectability is not sufficiently assured, we record a receivable and deferred revenue. We record reserves against our accounts and notes receivable balances. These reserves consist of allowances for doubtful accounts and notes receivables and reserves for accounts and notes receivables where collectability is remote.

Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables for which revenue has been recognized. The allowance for doubtful accounts and notes receivables represents our best estimate of the amount of probable credit losses, and is based on historical experience, industry and general economic conditions, and the attributes of specific accounts. Our reserve for accounts and notes receivable where collectability is remote is increased, with a corresponding reduction to deferred revenue, after we have determined that the potential for recovery is considered remote.

To the extent that actual loss experience differs significantly from historical trends, the required allowance amounts could differ from our estimate, which could have an adverse material effect on our financial condition and results of operations.

A hypothetical 10% increase in our allowances for accounts and notes receivable as of December 31, 2013 would have adversely affected net earnings by approximately $412,000 in fiscal 2013.

Goodwill Impairment Testing

We assess goodwill for impairment at least annually on August 31, or whenever an event occurs or circumstances change that would indicate an impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which management reviews operating results and are one level below the operating segment.

Our impairment assessment begins with a qualitative assessment to determine if it is more likely than not that a reporting unit’s fair value is less than the carrying amount. The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results as well as other factors which might indicate that the reporting unit’s value has declined since the last assessment date. If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the standard two-step quantitative impairment test is performed. First, the fair value of the reporting unit is calculated and is then compared to its carrying value. If the fair value is less than the carrying value, we would then determine the implied fair value of a reporting unit’s goodwill by allocating the determined fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The remaining fair value of the reporting unit, if any, is deemed to be the implied fair value of the goodwill and an impairment is recognized in an amount equal to the excess of the carrying amount of goodwill above its implied fair value, if any.

The determination of the reporting units and which reporting units to include in the qualitative assessment requires significant judgment. Also, all of the assumptions used in the qualitative assessment require judgment.

For the quantitative goodwill impairment test, we determine the fair value of our reporting units using an income-based approach (discounted cash flows) which requires management to make assumptions about a reporting unit’s long-range business plans. These assumptions require us to make judgments and estimates of future revenue, agent growth, operating expenses, cash flows, market and general economic conditions as well as assumptions that we believe marketplace participants would utilize, including discount rates, cost of capital and long term growth rates. When available and as appropriate, we use comparative market multiples and other factors in our analyses. Any changes in key assumptions about future cash flows, or changes in market conditions or other external events, could result in future impairment charges and such charges could have a material adverse effect on our consolidated financial statements.

We could be required to evaluate the recoverability of goodwill if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business, or other triggering events. In addition, as our business or the way we manage our business changes, our reporting units may also change.

The amount reflected as goodwill in the accompanying consolidated balance sheet as of December 31, 2013 was $72.8 million which represented approximately 20.6% of our consolidated assets. The fair value of our reporting units, all of which are included in the Real Estate Franchise Services operating segment, significantly exceeded their carrying values at our latest assessment date.

We have not recorded any goodwill impairments during the three years ended December 31, 2013, 2012 and 2011.

Franchise Agreements and Other Intangible Assets

Franchise agreements of reacquired regions are recorded initially based on the remaining contractual term and do not consider potential renewal periods in the determination of fair value. The franchise agreements are amortized on a straight-line basis over their remaining contractual term.

We also purchase and develop software for internal use. Software development costs are capitalized during the application development stage and upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Software development costs and purchased software licenses are generally amortized over a term of three years, their estimated useful lives.

We review our franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The value ascribed to the franchise agreements requires management to make assumptions and apply judgment in the initial determination, primarily through the use of a discounted cash flow analysis. With respect to the discounted cash flow analysis, the timing and amount of expected future cash flows requires estimates, among other items, of revenue and agent growth rates, operating expenses, and expected operating cash flow margins. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties.

The application development stage is established when we have completed all planning and design activities that are necessary to determine that the software can be produced to meet our design specifications, including functions, features and technical performance requirements. Such determination requires management to exercise its judgment.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated from such assets. Undiscounted cash flow analyses require us to make estimates and assumptions, including, among other things, revenue growth rates and operating margins based on our financial budgets and business plans.

Disruptions to contractual relationships, significant deterioration in the use of software capitalized for internal use, or other issues significantly impacting the future cash flows associated with our franchise agreements and other intangible assets would cause us to evaluate their recoverability.

If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge.

The net carrying value of our franchise agreements and other intangible assets as of December 31, 2013 was $89.1 million and $2.5 million, respectively.

Acquisitions – Purchase Price Allocation

We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the identifiable assets less liabilities is recorded as goodwill.

We engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets, primarily re-acquired franchise rights. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period of one year or less as we finalize valuations for the assets acquired and liabilities assumed.

Purchase price allocations require management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities primarily using discounted cash flow analyses.

During the last three years, we completed the following acquisitions:

- We acquired certain net assets of Tails for $20.2 million.

- We acquired certain net assets of HBN for $7.1 million.

- We acquired certain assets of RE/MAX of Texas for $45.5 million.

- We acquired the net assets of RE/MAX of Colorado, Inc. for $15.9 million.

Note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information related to the purchase price allocations for acquisitions completed during the last three years.

If estimates or assumptions used to complete the initial purchase price allocation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made in the final valuation, the allocation of purchase price between goodwill and intangibles could significantly differ. Such a difference would impact future earnings through amortization expense of these intangibles. In addition, if forecasts supporting the valuation of the intangible assets or goodwill are not achieved, impairments could arise, as discussed further in “Goodwill Impairment Testing” and “Franchise Agreements and Other Intangible Assets” above. For all of our acquisitions during the three years ended December 31, 2013, 2012 and 2011, goodwill of $32.2 million and franchise agreement intangible assets of $38.2 million were recognized.

Income Tax Accounting

We are required to estimate the amount of tax payable or refundable for the current year and the deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled.

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2013, we have not recorded a valuation allowance on deferred tax assets, which were primarily attributable to an increase in the tax basis of RMCO’s tangible and intangible assets resulting from RMCO’s election under Section 754 of the Internal Revenue Code. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we will recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.

We have recorded net deferred tax assets as we expect to realize future tax benefits related to the utilization of certain of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance and record it as a charge to income in the period the determination was made.

Payments Pursuant to the TRAs As of December 31, 2013, we recorded a liability of $68.8 million, representing the payments due to the Historical Owners under the TRAs.

Within the next 12 month period, we expect to pay $0.9 million of the total amount of the estimated TRA liability. To determine the current amount of the payments due to the Historical Owners pursuant to the TRAs, we estimated the amount of taxable income that RE/MAX Holdings generated from the date of the closing of the IPO on October 7, 2013 through December 31, 2013. Next, we estimated the amount of the specified deductions subject to the TRA which are expected to be realized by RE/MAX Holdings in its 2013 tax return. This amount was then used as a basis for determining the estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of December 31, 2013).

Payments are anticipated to be made under the TRAs indefinitely, with the first potential payment becoming due on the original due date of RE/MAX Holdings’ initial federal income tax return. The payments are to be made in accordance with the terms of the TRAs. The timing of the payments is subject to certain contingencies including RE/MAX Holdings having sufficient taxable income to utilize all of the tax benefits defined in the TRAs.

Obligations pursuant to the TRAs are obligations of RE/MAX Holdings. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. In general, items of income, gain, loss and deduction are allocated on the basis of member’s ownership interests pursuant to the RMCO, LLC Agreement after taking into consideration all relevant sections of the Internal Revenue Code.

Equity-Based Compensation

We recognize equity-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, Compensation – Stock Compensation, which requires the fair value of the unit option awards to be recognized in the consolidated financial statements as compensation expense over the requisite service period. We recognize compensation expense related to unit option awards as part of selling, operating and administrative expenses. On November 15, 2012, we granted unit option awards to purchase 31,500 Class B common units of RMCO to our employees at an exercise price of $90.08, which was determined to be the estimated fair value of the underlying unit on that date. In connection with the IPO and related transactions, the unit options were split 25 for 1 and then substituted for 787,500 options to acquire shares of our Class A common stock. We did not grant any unit option awards during the year ended December 31, 2011 and we did not grant any unit option awards or any stock option awards during the year ended December 31, 2013.

On October 1, 2013 we granted 107,971 restricted stock units with a weighted average grant-date fair value of $18.96, which reflects a discount for the lack of marketability of the restricted stock units, to certain employees in connection with the IPO that vested upon grant, but for which the underlying shares will not be issued until May 20, 2014.

In addition, on October 1, 2013, we granted 115,699 restricted stock units at a value of $22.00 per unit to certain of our officers and employees, which vest over a three year period on December 1st and 18,184 restricted stock units at a value of $22.00 per unit to our directors, which vest over a one year period on December 1st. As of December 31, 2013, there was $2,512,000 of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.6 years.

We granted unit option awards with an exercise price equal to the grant-date fair value of our Class B common units based on a valuation study performed by a third party valuation firm. The valuation methodology established an enterprise value using generally accepted valuation methodologies, including discounted cash flow analysis, comparable public company analysis and, when data deemed relevant was available, comparable acquisitions analysis. At the time of grant, our Class B common units were not publicly traded, and as a result, significant judgment and numerous objective and subjective factors were incorporated into the valuation methodology. Total equity value was determined by adding cash and deducting debt from the enterprise value. The equity value was allocated to the Class B common units after taking into account the liquidity preference of our Class A preferred units.

The discount for the lack of marketability related to the vested restricted stock units granted to certain officers and employees was based on a valuation study performed by a third party valuation firm. The valuation methodology utilized generally accepted valuation methodologies which required management to make judgments.

Had we utilized at different assumptions of exercise price, stock price volatility or expected term for unit option awards granted or had we utilized different assumptions to determine the impact of the lack of marketability related to the vested restricted stock units granted to certain of our officers and employees at the time of the IPO, our equity-based compensation expense and results of operations could have been different.

Recently Issued Accounting Pronouncements

The Company believes it meets the definition of an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”). The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05: Foreign Currency Matters (“Topic 830”)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification (“ASC”) Topic 830-30 to release any related cumulative translation adjustment into net earnings. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our senior secured credit facility which bear interest at variable rates. At December 31, 2013, $228.4 million in term loans were outstanding under our senior secured credit facility net of an unamortized discount. As of December 31, 2013, the undrawn borrowing availability under the revolving line of credit under our senior secured credit facility was $10.0 million. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. The interest rate on RE/MAX, LLC’s senior secured credit facility entered into in July 2013 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of international franchisees in Canada and 95 other countries. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in foreign exchange transaction gains and losses. We had foreign currency transaction (losses) and gains of approximately $(0.8) million, $0.2 million and $(0.3) million during the years ended December 31, 2013, 2012 and 2011, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. If exchange rates on such currencies were to fluctuate in excess of 10%, our consolidated financial position, results of operations and cash flows could be impacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

RE/MAX Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of RE/MAX Holdings, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, redeemable preferred units and stockholders’ equity/members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RE/MAX Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 28, 2014

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except units, shares and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$88,375	$68,501
Escrow cash - restricted	710	780
Accounts and notes receivable, current portion, less allowances of $4,122 and $3,913, respectively	15,980	15,034
Accounts receivable from affiliates	5	55
Other current assets	5,010	2,707
Total current assets	110,080	87,077

Property and equipment, net of accumulated depreciation of $19,400 and $20,426, respectively	2,583	3,332
Franchise agreements, net of accumulated amortization of $73,764 and $61,489, respectively	89,071	78,338
Other intangible assets, net of accumulated amortization of $7,912 and $7,053, respectively	2,486	2,821
Goodwill	72,781	71,039
Deferred tax assets, net	67,791	-
Investments in equity method investees	3,642	3,900
Debt issuance costs, net	2,353	2,930
Other assets	2,036	1,979
Total assets	$352,823	$251,416

Liabilities, redeemable preferred units and stockholders' equity/members' deficit
Current liabilities:
Accounts payable	$731	$530
Accounts payable to affiliates	1,017	2,385
Escrow liabilities	710	780
Accrued liabilities	9,344	9,397
Income taxes and tax distribution payable	3,000	400
Deferred revenue and deposits	15,821	15,996
Current portion of debt	17,300	10,600
Current portion of payable to related parties pursuant to tax receivable agreements	902	-
Other current liabilities	206	234
Total current liabilities	49,031	40,322

Debt, net of current portion	211,104	221,726
Payable to related parties pursuant to tax receivable agreements, net of current portion	67,938	-
Deferred revenue, net of current portion	234	514
Deferred tax liabilities, net	195	309
Other liabilities, net of current portion	8,782	6,914
Total liabilities	337,284	269,785

Commitments and contingencies

Redeemable preferred units:
Class A preferred units, at estimated redemption value (no par value, none authorized, issued or outstanding as of December 31, 2013; 150,000 units authorized, issued and outstanding as of December 31, 2012; liquidation preference of $0 and $49,500 as of December 31, 2013 and 2012, respectively)	-	78,400

Stockholders' equity/members' deficit:
Class B common units (no par value, none authorized, issued or outstanding as of December 31, 2013; 900,000 units authorized and 847,500 units issued and outstanding as of December 31, 2012)	-	(98,516)
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 11,607,971 shares issued and outstanding as of December 31, 2013; none authorized, issued or outstanding as of December 31, 2012	1	-
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2013; none authorized, issued or outstanding as of December 31, 2012	-	-
Additional paid-in capital	239,086	-
Retained earnings	1,506	-
Accumulated other comprehensive income	1,371	1,747
Total stockholders' equity attributable to RE/MAX Holdings, Inc./members' deficit	241,964	(96,769)
Non-controlling interest	(226,425)	-
Total stockholders' equity/members' deficit	15,539	(96,769)

Total liabilities, redeemable preferred units and stockholders' equity/members' deficit	$352,823	$251,416

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Continuing franchise fees	$64,465	$56,350	$57,200
Annual dues	29,524	28,909	28,922
Broker fees	24,811	19,579	16,764
Franchise sales and other franchise revenue	23,574	22,629	19,354
Brokerage revenue	16,488	16,210	16,062
Total revenue	158,862	143,677	138,302
Operating expenses:
Selling, operating and administrative expenses	96,243	84,337	85,291
Depreciation and amortization	15,166	12,090	14,473
Loss on sale or disposition of assets, net	373	1,704	67
Total operating expenses	111,782	98,131	99,831
Operating income	47,080	45,546	38,471
Other expenses, net:
Interest expense	(14,647)	(11,686)	(12,203)
Interest income	321	286	372
Foreign currency transaction (losses) gains, net	(764)	208	(266)
Loss on early extinguishment of debt	(1,798)	(136)	(384)
Equity in earnings of investees	904	1,244	431
Total other expenses, net	(15,984)	(10,084)	(12,050)
Income before provision for income taxes	31,096	35,462	26,421
Provision for income taxes	(2,844)	(2,138)	(2,172)
Net income	$28,252	$33,324	$24,249
Less: net income attributable to non-controlling interest	26,746	33,324	24,249
Net income attributable to RE/MAX Holdings, Inc.	$1,506	$-	$-

Comprehensive income:
Net income	$28,252	$33,324	$24,249
Change in cumulative translation adjustment	(376)	68	(156)
Reclassification of translation adjustment to loss on sale of assets	-	(223)	(107)
Other comprehensive loss	(376)	(155)	(263)
Comprehensive income	27,876	33,169	23,986
Less: comprehensive income attributable to non-controlling interest	26,446	33,169	23,986
Comprehensive income attributable to RE/MAX Holdings, Inc.	$1,430	$-	$-

	October 7, 2013 through December 31, 2013
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.13
Diluted	$0.12
Weighted average shares of Class A common stock outstanding
Basic	11,607,971
Diluted	12,234,905

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit

(In thousands, except unit and share amounts)

	RMCO, LLC					RE/MAX Holdings, Inc.
						Class A		Class B
						common stock		common stock
	Redeemable Class A preferred units	Preferred units	Class B common units	Common Units	Accumulated other comprehensive income	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interest	Total stockholders' equity/members' deficit
Balances, January 1, 2011	$62,200	$-	$(100,111)	$-	$2,165	-	$-	-	$-	$-	$-	$-	$-	$(97,946)
Distributions to non-controlling unitholders	(6,007)	-	(9,363)	-	-	-	-	-	-	-	-	-	-	(9,363)
Distribution to member in connection with combination of entity under common control	-	-	(15,894)	-	-	-	-	-	-	-	-	-	-	(15,894)
Net income attributable to and accretion of RMCO, LLC Class A preferred units to estimated redemption amounts	10,307	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income related to RMCO, LLC Class B common unitholders	-	-	13,942	-	-	-	-	-	-	-	-	-	-	13,942
Change in accumulated other comprehensive income	-	-	-	-	(263)	-	-	-	-	-	-	-	-	(263)
Balances, December 31, 2011	66,500	-	(111,426)	-	1,902	-	-	-	-	-	-	-	-	(109,524)
Distributions to non-controlling unitholders	(3,388)	-	(6,215)	-	-	-	-	-	-	-	-	-	-	(6,215)
Net income attributable to and accretion of RMCO, LLC Class A preferred units to estimated redemption amounts	15,288	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income related to RMCO, LLC Class B common unitholders	-	-	18,036	-	-	-	-	-	-	-	-	-	-	18,036
Change in accumulated other comprehensive income	-	-	-	-	(155)	-	-	-	-	-	-	-	-	(155)
Equity-based compensation awards issued	-	-	1,089	-	-	-	-	-	-	-	-	-	-	1,089
Balances, December 31, 2012	78,400	-	(98,516)	-	1,747	-	-	-	-	-	-	-	-	(96,769)
Distributions paid and payable to non-controlling unitholders	(13,672)	-	(13,662)	-		-	-	-	-	-	-	-	-	(13,662)
Equity-based compensation awards issued	-	-	701	-	-	-	-	-	-	-	-	-	-	701
Net income attributable to and accretion of RMCO, LLC Class A preferred units to estimated redemption amounts	67,622	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income related to RMCO, LLC Class B common unitholders	-	-	(44,346)	-	-	-	-	-	-	-	-	-	-	(44,346)
Change in accumulated other comprehensive income	-	-	-	-	(184)	-	-	-	-	-	-	-	-	(184)
Balance prior to Reorganization Transactions and Initial Public Offering	132,350	-	(155,823)	-	1,563	-	-	-	-	-	-	-	-	(154,260)
Effects of Reorganization Transactions and Initial Public Offering
Reorganization Transactions:
Conversion of RMCO, LLC Class B common units for Common Units	-	-	155,823	(155,823)	-	-	-	-	-	-	-	-	-	-

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit

(In thousands, except unit and share amounts)

	RMCO, LLC					RE/MAX Holdings, Inc.
						Class A		Class B
						common stock		common stock
	Redeemable Class A preferred units	Preferred units	Class B common units	Common Units	Accumulated other comprehensive income	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interest	Total stockholders' equity/members' deficit
Conversion of RMCO, LLC redeemable Class A preferred units for Preferred Units and Common Units	(132,350)	49,850	-	82,500	-	-	-	-	-	-	-	-	-	82,500
Initial Public Offering Transactions:
Issuance of Class A common stock, net of underwriters discount and expenses	-	-	-	(5,972)	-	11,500,000	1	-	-	235,921	-	-	-	229,950
Issuance of Class B common stock	-	-	-	-	-	-	-	1	-	-	-	-	-	-
Redemption of RMCO, LLC preferred units and Common Units	-	(49,850)	-	(147,768)	-	-	-	-	-	-	-	-	-	(147,768)
Initial allocation of non-controlling interest and accumulated other comprehensive income of RMCO, LLC effective on the initial public offering	-	-	-	227,063	(1,563)	-	-	-	-	-	-	1,563	(227,063)	-
Distributions paid and payable to non-controlling unitholders	-	-	-	-	-	-	-	-	-	-	-	-	(2,832)	(2,832)
Tax benefit from tax receivable agreements	-	-	-	-	-	-	-	-	-	(68,840)	-	-	-	(68,840)
Net benefit from step-up in tax basis	-	-	-	-	-	-	-	-	-	69,711	-	-	-	69,711
Equity-based compensation awards issued	-	-	-	-	-	107,971	-	-	-	2,294	-	-	-	2,294
Net income subsequent to October 6, 2013	-	-	-	-	-	-	-	-	-	-	1,506	-	3,470	4,976
Change in accumulated other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	(192)	-	(192)
Balances, December 31, 2013	$-	$-	$-	$-	$-	11,607,971	$1	1	$-	$239,086	$1,506	$1,371	$(226,425)	$15,539

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$28,252	$33,324	$24,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,166	12,090	14,473
Bad debt expense	604	611	728
Loss on sale or disposition of assets	373	1,704	67
Loss on early extinguishment of debt	1,798	136	384
Equity in earnings of investees	(904)	(1,244)	(431)
Distributions received from equity investees	1,162	861	469
Equity-based compensation	2,995	1,089	-
Non-cash interest expense	859	936	930
Deferred income tax expense	402	85	35
Changes in operating assets and liabilities:
Accounts and notes receivable	(585)	(1,041)	(976)
Advances to affiliates	57	252	313
Other current and noncurrent assets	(1,245)	(740)	(531)
Other current and noncurrent liabilities	1,574	2,238	3,754
Deferred revenue	(439)	958	125
Net cash provided by operating activities	50,069	51,259	43,589
Cash flows from investing activities:
Purchases of property, equipment and software	(1,108)	(1,610)	(918)
Proceeds from sale of property and equipment	18	32	57
Cost to sell assets	-	(106)	-
Capitalization of trademark costs	(232)	(206)	(486)
Acquisitions	(27,305)	(45,500)	-
Net cash used in investing activities	(28,627)	(47,390)	(1,347)
Cash flows from financing activities:
Proceeds from issuance of debt	230,000	45,000	-
Payments on debt	(234,658)	(8,386)	(16,484)
Debt issuance costs	(1,345)	(697)	-
Proceeds from issuance of Class A common stock in initial public offering	235,922	-	-
Payments of costs directly associated with issuance of Class A common stock	(5,972)	-	-
Purchase of Common Units from RMCO, LLC	(197,618)	-	-
Distributions to non-controlling unitholders	(27,614)	(9,603)	(15,370)
Payments on capital lease obligations	(266)	(361)	(391)
Distribution to member in connection with combination of entity under common control	-	-	(15,894)
Net cash used in financing activities	(1,551)	25,953	(48,139)
Effect of exchange rate changes on cash	(17)	68	(61)
Net increase in cash and cash equivalents	19,874	29,890	(5,958)
Cash and cash equivalents, beginning of year	68,501	38,611	44,569
Cash and cash equivalents, end of year	$88,375	$68,501	$38,611
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,769	$10,688	$11,245
Cash paid for income taxes	2,310	2,008	2,192
Schedule of non-cash activities:
Initial establishment of deferred tax assets	$69,711	$-	$-
Initial establishment of amounts payable under tax receivable agreements	68,840	-	-
Note receivable related to sale of assets of regional franchising operations	-	217	-
Capital leases for property and equipment	581	40	268
Tax distributions payable to non-controlling unitholders	2,552	-	-

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013 and was capitalized on July 8, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share. A portion of the proceeds received by RE/MAX Holdings from the IPO was used to acquire the business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) and the remaining proceeds were used to purchase common membership units in RMCO, LLC (“RMCO”) following the reorganization transactions described below. After the completion of the IPO, RE/MAX Holdings’ owns 39.56% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO. As a result, RE/MAX Holdings consolidates RMCO, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as “the Company.”

The Company is one of the world’s leading franchisors of residential and commercial real estate services throughout the United States (“U.S.”) and globally. The Company also operates real estate brokerage services businesses in the U.S. (“Company Owned Brokerages”). The Company’s revenue is derived from continuing franchise fees, annual dues from agents, broker fees, franchise sales and other franchise revenue (which consist of fees from initial sales of and renewals of franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs) and brokerage revenue (which consists of fees assessed by the Company’s owned brokerages for services provided to their affiliated real estate agents). A franchise grants the broker-owner a license to use the RE/MAX brand, trademark, promotional and operating materials and concepts.

Certain transactions and agreements associated with the IPO are set forth below:

Reorganization Transactions

In connection with the completion of the IPO, RMCO’s Third Amended and Restated Limited Liability Company Agreement (the “Old RMCO, LLC Agreement”), dated as of February 1, 2013 was amended and restated and RMCO’s Fourth Amended and Restated Limited Liability Company Agreement (the “New RMCO, LLC Agreement”) was executed. The New RMCO, LLC Agreement, among other things, modified RMCO’s capital structure as follows (collectively referred to hereinafter as the “Reorganization Transactions”):

—

RMCO’s existing Class A preferred membership interest was converted into (i) a new preferred membership interest that reflected RMCO’s preferred equity holder’s liquidation preference of $49,850,000 and (ii) a common interest in the form of new Common Units (“Common Units”) that reflected RMCO’s preferred equity holders pro-rata share of the residual equity value of RMCO on the IPO date. RMCO’s existing Class B common unitholders also exchanged their ownership interest in RMCO for Common Units on a one-for-one basis;

—

RMCO effectuated a 25 for 1 split of the then existing number of outstanding Common Units so that one Common Unit of RMCO could be acquired with the net proceeds received in the Company’s IPO from the sale of one share of RE/MAX Holdings’ Class A common stock, after the deduction of underwriting discounts and commissions and prior to the payment of estimated offering expenses;

—	RE/MAX Holdings became a member and the sole manager of RMCO following the purchase of Common Units of RMCO, as described below;
—

Previously outstanding and unexercised options to acquire Common Units of RMCO were split 25 for 1 and then substituted for 787,500 options to acquire shares of RE/MAX Holdings’ Class A common stock; and

—

RIHI was granted the right to redeem each of its Common Units of RMCO for, at RE/MAX Holdings’ option, newly issued shares of RE/MAX Holdings’ Class A common stock on a one-for-one basis or for a cash payment equal to the market price of one share of RE/MAX Holdings’ Class A common stock.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Initial Public Offering

The IPO closed on October 7, 2013, and RE/MAX Holdings raised a total of $253,000,000 in gross proceeds from the sale of 11,500,000 shares of Class A common stock at $22.00 per share, or $235,922,500 in net proceeds after deducting $17,077,500 of underwriting discounts and commissions.

RE/MAX Holdings used $27,305,000 of the proceeds from the IPO to reacquire regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails. Immediately following the acquisitions of the business assets of HBN and Tails, RE/MAX Holdings contributed such assets to RMCO in exchange for 1,330,977 Common Units of RMCO reflecting the $22.00 public offering price per share of RE/MAX Holdings’ Class A common stock, less underwriting discounts.

RE/MAX Holdings then used the remaining $208,617,500 of the proceeds received from the IPO to purchase 10,169,023 Common Units of RMCO. Of the $208,617,500 of proceeds received by RMCO from RE/MAX Holdings, $11,000,000 was reserved by RMCO to pay for expenses incurred related to the IPO transaction, including $5,972,000 directly related to the issuance of stock. RMCO used the remaining $197,617,500 of proceeds to pay a $49,850,000 liquidity preference associated with the preferred membership interest in RMCO held by Weston Presidio V, L.P. (“Weston Presidio”) and then to redeem common units of RMCO from Weston Presidio and RIHI, Inc. (“RIHI”) at a price per Common Unit equal to the public offering price per share of RE/MAX Holdings’ Class A common stock, less underwriting discounts.

Tax Receivable Agreements

RE/MAX Holdings entered into separate tax receivable agreements (“TRAs”) with Weston Presidio and RIHI (collectively, the “Historical Owners”), that provide for the payment by RE/MAX Holdings to the Historical Owners of RMCO of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RE/MAX Holdings actually realizes, or in some circumstances is deemed to realize, as a result of an increase in its share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the TRAs, and deductions attributable to imputed and actual interest that accrues in respect of such payments. These tax benefit payments are not necessarily conditioned upon one or more of the Historical Owners maintaining a continued ownership interest in either RMCO or RE/MAX Holdings. RE/MAX Holdings expects to benefit from the remaining 15% of cash savings, if any, that it may actually realize, which has been reflected as an increase in “Additional paid-in capital.” The provisions of the separate TRAs that RE/MAX Holdings entered into with each of its Historical Owners were substantially identical. As of December 31, 2013, no amounts had been paid pursuant to the TRAs.

Management Services Agreement

In connection with the completion of the IPO, RMCO entered into a management services agreement with RE/MAX Holdings pursuant to which RE/MAX Holdings agrees to provide certain specific management services to RMCO. In exchange for the services provided, RMCO reimburses RE/MAX Holdings for compensation and other expenses of RE/MAX Holdings’ officers and employees and for certain out-of-pocket costs. RMCO also provides administrative and support services to RE/MAX Holdings, such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement further provides that employees of RE/MAX Holdings may participate in RMCO’s benefit plans, and that RMCO’s employees may be entitled to compensation in the form of equity awards issued by RE/MAX Holdings. RMCO indemnifies RE/MAX Holdings for any losses arising from its performance under the management services agreement, except that RE/MAX Holdings indemnifies RMCO for any losses caused by willful misconduct or gross negligence.

Basis of Presentation

As RE/MAX Holdings and RMCO were under the common control of RIHI at the time of the Reorganization Transactions, the transfer of control to RE/MAX Holdings was accounted for as a transaction among entities under common control, which resulted in the following impacts to the consolidated financial statements:

—	Balance Sheets—The assets, liabilities and equity of RMCO and RE/MAX Holdings have been consolidated and carried forward at their historical carrying values;
—	Statements of Income—The Consolidated Statements of Income include the historical Consolidated Statements of Income of RMCO consolidated with the Statement of Income of RE/MAX Holdings;

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

—

Statements of Redeemable Preferred Units and Stockholders' Equity/Members’ Deficit—Prior to the Reorganization Transactions and IPO, RMCO and its subsidiaries were organized as a group of Limited Liabilities Companies. Weston Presidio’s and RIHI’s ownership interest in RMCO is reflected as redeemable preferred units and members’ deficit prior to the IPO.  As a result of the Reorganization Transactions and IPO, RIHI retained a portion of its interest in RMCO directly through the ownership of RMCO Common Units and these interests are included within non-controlling interest subsequent to the IPO; and

—	Statements of Cash Flows—The Statements of Cash Flows include the historical Statements of Cash Flows of RMCO consolidated with the Statement of Cash Flows of RE/MAX Holdings.

2. Summary of Significant Accounting Policies

Principles of Consolidation

On October 7, 2013, RE/MAX Holdings completed its IPO. Prior to the IPO, RMCO completed the Reorganization Transactions described in Note 1, Business and Organization, and RE/MAX Holdings and RMCO completed reorganization of entities under common control whereby RE/MAX Holdings became the sole managing member of RMCO. Following the Reorganization Transactions and IPO, RE/MAX Holdings held a 39.56% economic interest in RMCO, but as managing member controls the operations, management and activities of RMCO. As a result, RE/MAX Holdings consolidates the financial results of RMCO and records a non-controlling interest on its Consolidated Balance Sheets with respect to the remaining economic interest in RMCO held by RIHI. The Company’s accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas in which management uses assumptions include, among other things, the establishment of the allowance for doubtful trade accounts and notes receivable, the determination of the estimated lives of intangible assets, the estimates of the fair value of liabilities related to facility exit costs, equity-based compensation, the estimates of the fair value of reporting units used in the annual assessment of goodwill, the fair value of assets acquired and the amounts due to Historical Owners pursuant to the terms of the TRAs. Actual results could differ from those estimates.

Reclassifications

Certain items in the consolidated financial statements as of December 31, 2012 and for the years ended December 31, 2012 and 2011 have been reclassified to conform to the 2013 presentation.

Segment Reporting

The Company reports its operations in two reportable segments: (1) Real Estate Franchise Services and (2) Brokerage and Other. The Company’s Real Estate Franchise Services reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name. The Company’s Brokerage and Other reportable segment includes the operations of Company Owned Brokerages, reflects the elimination of intersegment revenue and other consolidation entries as well as corporate-wide professional services expenses.

Revenue Recognition

The Company generates revenue primarily from continuing franchise fees, annual dues, broker fees, franchise sales and other franchise revenue and brokerage revenue. Revenue is recognized when there is persuasive evidence of an arrangement, the service has been provided, the price is fixed or determinable and collection of the fees is sufficiently assured.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Continuing Franchise Fees

The Company provides an ongoing trademark license, operational, training and administrative services and systems to franchisees, which include systems and tools that are designed to help the Company’s franchisees and their agents serve their customers and attract new or retain existing independent agents. Continuing franchise fee revenue principally consists of fixed fees earned monthly from franchisees on a per agent basis. Continuing franchise fees are recognized in income when earned and become due and payable, as stipulated in the related franchise agreements.

Annual Dues

Annual dues revenue represents amounts assessed to agents for membership affiliation in the RE/MAX network. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the 12-month period to which it relates. As of December 31, 2013 and 2012, the Company had deferred annual dues revenue totaling approximately $12,344,000 and $11,599,000, respectively.

The activity in the Company’s annual dues deferred revenue consists of the following (in thousands):

	Balance at beginning of period	New Billings	Revenue recognized	Balance at end of period
Year ended December 31, 2013	$11,599	$30,269	$(29,524)	$12,344
Year ended December 31, 2012	11,874	28,634	(28,909)	11,599
Year ended December 31, 2011	12,212	28,584	(28,922)	11,874

Broker Fees

Broker fee revenue represents fees received from the Company’s franchise offices that are primarily based on a percentage of agents’ gross commission income. Broker fees are determined upon close of the home-sale transaction and recognized as revenue when the fees become due and payable, as stipulated in the related franchise agreements.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue is primarily comprised of revenue from the sale or renewal of franchises, as well as other revenue including revenue from preferred marketing arrangements and affinity programs with various suppliers.

Upon the sale of a real estate brokerage franchise, the Company recognizes revenue from franchise sales when it has no significant continuing operational obligations, substantially all of the initial services have been performed by the Company and other conditions affecting consummation of the sale have been met. In the event the franchisee fails to perform under the franchise agreement or defaults on the purchase obligations, the Company has the right to reacquire the franchise and to resell or operate that specific franchise. Franchise sales revenue recognized during the years ended December 31, 2013, 2012, and 2011 was $9,014,000, $9,392,000 and $7,369,000, respectively. Other franchise revenue is recognized when all revenue recognition criteria are met.

Brokerage Revenue

Brokerage revenue principally represents fees assessed by the Company-owned brokerages for services provided to their affiliated real estate agents. The Company recognizes brokerage revenue when all revenue recognition criteria are met.

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses primarily consist of personnel costs, including salaries, benefits and other compensation expenses, professional fees, rent and related facility operations expense, as well as other selling, operating and administrative expenses incurred in connection with marketing, expanding and supporting the Company’s franchise and brokerage operations.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits, money market funds and other highly liquid investments purchased with an original purchase maturity of three months or less.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Escrow Cash—Restricted and Escrow Liabilities

Escrow cash—restricted and escrow liabilities on the Consolidated Balance Sheets reflect cash deposits received and held in escrow on pending sales of real estate properties prior to closing.

Accounts and Notes Receivable

Trade accounts receivable from the Company’s franchise operations are recorded at the time the Company is entitled to bill under the terms of the franchise agreements and other contractual arrangements and do not bear interest. The Company provides limited financing of certain franchise sales through the issuance of notes receivable that either bear interest at a rate of prime plus 2% or at a stated amount, which is fixed at the inception of the note with the associated earnings recorded in “Interest income” in the accompanying Consolidated Statements of Income and Comprehensive Income. Amounts collected on notes receivable are included in “Net cash provided by operating activities” in the Consolidated Statements of Cash Flows.

In circumstances where the Company has the contractual right to bill its franchisees, but where collectability is not sufficiently assured, the Company records a receivable and deferred revenue, which amounted to $1,292,000 and $1,820,000 as of December 31, 2013 and 2012, respectively.

The Company records allowances against its accounts and notes receivable balances for estimated probable losses. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables for which revenue has been recognized and are included as a component of “Selling, operating and administrative expenses” in the Consolidated Statements of Income and Comprehensive Income. The allowance for doubtful accounts and notes receivable are the Company’s best estimate of the amount of probable credit losses, and is based on historical experience, industry and general economic conditions, and the attributes of specific accounts. The Company’s reserve for accounts and notes receivable where collectability is remote is related to accounts and notes receivable for which revenue has not been recognized and is increased, with a corresponding reduction to deferred revenue, after the Company has determined that the potential for recovery is considered remote. Subsequently, if amounts contractually due from such accounts are collected, revenue is recognized on a cash basis. During the years ended December 31, 2013, 2012 and 2011, the Company recognized revenue of $596,000, $628,000 and $376,000, respectively upon the receipt of cash payments related to amounts that were contractually billed but for which collectability was either not sufficiently assured or considered remote.

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

	Balance at beginning of period	Additions/ charges to cost and expense for allowances for doubtful accounts	Adjustments (to)/from deferred revenue, net, for accounts where collectability is remote	Deductions/ write-offs	Balance at end of period
Year ended December 31, 2013	$3,913	$604	$(160)	$(235)	$4,122
Year ended December 31, 2012	4,853	611	170	(1,721)	3,913
Year ended December 31, 2011	4,478	728	444	(797)	4,853

For the years ended December 31, 2013, 2012 and 2011, bad debt expense related to trade accounts and notes receivable was $604,000, $611,000 and $728,000, respectively, and is reflected in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income and Comprehensive Income.

Foreign Operations and Foreign Currency Translation

As of December 31, 2013, the Company, directly and through franchisees, conducted operations in the United States, Canada and 95 other countries. During 2012, the Company sold substantially all of the assets of its previously owned and operated regional franchising operations located in Eastern Australia and New Zealand. As a result, as of December 31, 2013 and 2012, the only consolidated foreign subsidiaries where the Company directly conducted franchise operations were in Western Canada, the Caribbean and Central America.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The functional currency for the Company’s consolidated foreign subsidiaries is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations and cash flows are translated at the average exchange rates in effect during the applicable period. Exchange rate fluctuations on translating consolidated foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a component of “Accumulated other comprehensive income,” a separate component of stockholders’ equity/member’s deficit, and periodic changes are included in comprehensive income. When the Company sells a part or all of its investment in a foreign entity resulting in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, it releases any related cumulative translation adjustment into net income.

Foreign currency denominated monetary assets and liabilities and transactions occurring in currencies other than the Company’s or the Company’s consolidated foreign subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the accompanying Consolidated Balance Sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in the accompanying Consolidated Statements of Income and Comprehensive Income as “Foreign currency transaction (losses) gains, net.”

Property and Equipment

Property and equipment (including leasehold improvements) are initially recorded at cost. Depreciation is provided for on a straight-line method over the estimated useful lives of each asset class and commences when the property is placed in service. Amortization of leasehold improvements is provided for on a straight-line method over the estimated benefit period of the related assets or the lease term, if shorter.

Franchise Agreements and Other Intangible Assets

The Company’s franchise agreements result from reacquired franchise rights, and are initially recorded based on the remaining contractual term of the franchise agreement and do not consider potential renewals in the determination of fair value. The Company amortizes the franchise agreements over their remaining contractual term on a straight-line basis.

The Company also purchases and develops software for internal use. Software development costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. Costs incurred during the preliminary project and post-implementation-operation stages are expensed as incurred. Software development costs are generally amortized over a term of three years, its estimated useful life. Purchased software licenses are amortized over their estimated useful lives.

In addition, the Company owns the principal trademarks, service marks and trade names that it uses in conjunction with operating its business. These intangible assets increase when the Company pays to file trademark applications in the U.S. and certain other jurisdictions globally. The Company’s trademarks are amortized on a straight-line basis over their estimated useful lives.

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated from such asset. Any excess of the carrying amount of an asset that exceeded its estimated cash flows would be charged to operations as an impairment loss. As of December 31, 2013, 2012 and 2011, there were no impairments indicated for such assets.

Goodwill

Goodwill is an asset representing the future economic benefits arising from the other assets acquired in a business combination that are not individually identified and separately recognized. The Company assesses goodwill for impairment at least annually or whenever an event occurs or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which management reviews operating results and are one level below the operating segment. The Company performs its required impairment testing annually on August 31.

The Company first performs a qualitative assessment to determine if it is more likely than not that a reporting unit’s fair value is less than its carrying amount and then performs the two-step quantitative goodwill impairment test if necessary.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Under the quantitative impairment test, the Company determines the fair value of its reporting units utilizing the Company’s best estimate of future revenue, operating expenses, cash flows, market and general economic conditions as well as assumptions that it believes marketplace participants would utilize, including discount rates, cost of capital and long term growth rates. When available and as appropriate, the Company uses comparative market multiples and other factors in its analyses. If the carrying value of a reporting unit were to exceed its fair value, the Company would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount would be charged to operations as an impairment loss. Any changes in key assumptions about future cash flows, or changes in market conditions or other external events, could result in future impairment charges and such charges could have a material adverse effect on the Company’s consolidated financial statements.

During 2013, 2012 and 2011, the Company performed its annual assessment of goodwill and the fair value of the Company’s reporting units significantly exceeded the carrying value. Thus, no indicators of impairment existed.

Investments in Equity-Method Investees

The investments in entities in which the Company does not have a controlling interest (financial or operating), but where it has the ability to exercise significant influence over operating and financial policies are accounted for using equity-method investment accounting.

The primary equity-method investment of the Company is a 50% interest in a residential mortgage operation and is recorded as “Investments in equity method investees” in the accompanying Consolidated Balance Sheets. As the Company exerts significant influence over this investment, but does not control it, the Company records its share of earnings and distributions from this investment using the equity method of accounting. The excess of cost of the investment over the Company’s share of the investee’s net assets at the acquisition date is considered to be goodwill. The Company would recognize an impairment loss when there is a loss in value in the equity-method investment, which is other than temporary. The Company’s investment in equity method investees and related equity in earnings of investees is entirely attributable to the Brokerage and Other reportable segment.

Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

—	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
—

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

—

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, escrow cash – restricted, accounts receivable and notes receivable, accounts payable and escrow liabilities approximate fair value due to their short maturities. The estimated fair value of the Company’s debt represents the amounts that would be paid to transfer or redeem the debt in an orderly transaction between market participants and maximizes the use of observable inputs. For disclosures related to the fair value measurement of the Company’s debt, see Note 9, Debt. No non-recurring fair value adjustments were recorded during the years ended December 31, 2013 and 2012, except those associated with acquisitions, as disclosed in Note 5, Acquisitions and Dispositions.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As a result of RE/MAX Holdings’ acquisition of Common Units from RMCO, RE/MAX Holdings expects to benefit from amortization and other tax deductions reflecting the step-up in tax basis in the acquired assets. Those deductions will be used by RE/MAX Holdings and will be taken into account in determining RE/MAX Holdings’ taxable income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset and changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s Consolidated Statements of Income and Comprehensive Income. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

RMCO complies with the requirements of the Internal Revenue Code that are applicable to limited liability companies that have elected to be treated as partnerships, which allow for the complete pass-through of taxable income or losses to RMCO’s unitholders, who are individually responsible for any federal tax consequences. Therefore, no federal tax provision is required in RMCO’s consolidated financial statements in the periods prior to October 7, 2013. Subsequently, the tax provision includes the federal income tax obligation related to RE/MAX Holdings’ allocated portion of RMCO’s income. RMCO is subject to certain state and local taxes, and its international subsidiaries are subject to tax in certain jurisdictions.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Equity-Based Compensation

The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income and Comprehensive Income. All equity-based compensation is required to be measured at fair value, is expensed over the requisite service period and requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Refer to Note 12, Equity-Based Compensation for additional discussion regarding details of the Company’s equity-based compensation plans.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company believes it meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In March 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB ASC Topic 830-30 to release any related cumulative translation adjustment into net earnings. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

3. Non-controlling Interest

The Reorganization Transactions and IPO resulted in RE/MAX Holdings becoming RMCO’s sole managing member. As a result, RE/MAX Holdings operates and controls all of the business and affairs of RMCO while owning a 39.56% minority economic interest in RMCO. Therefore, beginning on October 7, 2013, RE/MAX Holdings began to consolidate the financial results of RMCO and its subsidiaries and to record a non-controlling interest for the remaining 60.44% economic interest in RMCO held by RIHI. RE/MAX Holdings’ only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between RE/MAX Holdings and RMCO. Net income attributable to the non-controlling interest on the Consolidated Statement of Income and Comprehensive Income represents the portion of earnings attributable to the economic interest in RMCO held by the non-controlling unitholders. As of October 7, 2013, the non-controlling interest on the Consolidated Balance Sheets represents the carryover basis of RIHI’s capital account in RMCO. Prospectively, non-controlling interest on the Consolidated Balance Sheets is adjusted to reflect the distributions to and income allocated to the non-controlling unitholders. The ownership of the Common Units is summarized as follows:

	Non-controlling unitholders ownership of Common Units in RMCO	RE/MAX Holdings outstanding Class A common stock (equal to RE/MAX Holdings Common Units in RMCO)	Total
As of October 7, 2013 and December 31, 2013	17,734,600	11,607,971	29,342,571
	60.44%	39.56%	100.00%

The balance of the non-controlling interest as of October 7, 2013 and December 31, 2013 is as follows (in thousands):

Equity held by the non-controlling unitholders as of October 7, 2013 immediately prior to the Reorganization Transactions and IPO	$(155,823)
Reorganization Transactions whereby a portion of the Class A preferred units were converted to Common Units	82,500
Redemption of remaining Common Units held by Weston Presidio, and a portion of the Common Units held by RIHI	(147,768)
Offering expenses incurred by RMCO and deducted against proceeds received	(5,972)
RMCO equity held by the non-controlling unitholders as of October 7, 2013 immediately after the Reorganization Transactions and IPO	$(227,063)
Allocation of income subsequent to Reorganization Transactions and IPO	3,470
Distributions paid and payable to non-controlling unitholders	(2,832)
Balance of non-controlling interest as of December 31, 2013	$(226,425)

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal or state and local income taxes, as these taxes are primarily the obligations of the members of RMCO. As authorized by the New RMCO, LLC Agreement, RMCO is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of RMCO earnings. RMCO makes such tax distributions to its members based off an estimated tax rate which is calculated at 46.2% for RMCO’s 2013 tax year and is based on the terms of the New RMCO, LLC Agreement. Upon completion of its tax returns with respect to the prior year, RMCO may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. Distributions for taxes to RMCO’s non-controlling unitholders were also required in accordance with the Old RMCO, LLC Agreement and were $19,614,000, $3,479,500 and $10,370,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Other Distributions

Cash distributions are also made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the Old RMCO, LLC Agreement and the New RMCO, LLC Agreement.  Future cash distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the holders of the Company’s Class A common stock. Distributions of $8,000,000, $6,123,500 and $5,000,000 during the years ended December 31, 2013, 2012 and 2011, respectively, were made to non-controlling unitholders.

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2013, the Company recorded a liability of $68,840,000, representing the payments due to the Historical Owners under the TRAs (see current and non-current portion of “Payable to related parties pursuant to tax receivable agreements” on the Company’s Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $902,000 of the total amount of the estimated TRA liability. To determine the current amount of the payments due to the Historical Owners pursuant to the TRAs, the Company estimated the amount of taxable income that RE/MAX Holdings generated from the date of the closing of the IPO on October 7, 2013 through December 31, 2013. Next, the Company estimated the amount of the specified deductions subject to the TRA which are expected to be realized by RE/MAX Holdings in its 2013 tax return. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs.

Payments are anticipated to be made under the TRAs indefinitely, with the first potential payment becoming due on the original due date of RE/MAX Holdings’ initial federal income tax return. The payments are to be made in accordance with the terms of the TRAs. The timing of the payments is subject to certain contingencies including RE/MAX Holdings having sufficient taxable income to utilize all of the tax benefits defined in the TRAs.

Obligations pursuant to the TRAs are obligations of RE/MAX Holdings. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. In general, items of income, gain, loss and deduction are allocated on the basis of member’s ownership interests pursuant to the New RMCO, LLC Agreement after taking into consideration all relevant sections of the Internal Revenue Code.

4. Earnings Per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options and restricted stock units.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

Period from October 7 through December 31,
2013
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$1,506
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	11,607,971
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	11,607,971
Add dilutive effect of the following:
Stock options	597,895
Restricted stock units	29,039
Weighted average shares of Class A common stock outstanding, diluted	12,234,905
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.13
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.12

EPS information is not applicable for reporting periods prior to the completion of the IPO which became effective on October 7, 2013. The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

5. Acquisitions and Dispositions

Acquisitions

Acquisition of HBN and Tails

In connection with the IPO effective October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of HBN and Tails for consideration paid of $7,130,000 and $20,175,000, respectively and contributed the assets to RMCO in order to expand RMCO’s owned and operated regional franchising operations in the Southwest and Central Atlantic regions of the U.S. HBN and Tails were owned in part by related parties, but were not under common control with RE/MAX Holdings and RMCO. As a result, the assets acquired constitute businesses that were accounted for using the fair value acquisition method, and the total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the total purchase price over the fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized for HBN and Tails is attributable to expected synergies and projected long term revenue growth and relates entirely to the Real Estate Franchise Services segment.

Purchase Price Allocation

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	HBN	Tails	Total
Accounts and notes receivable, net	$354	$2,080	$2,434
Other current assets	17	12	29
Franchise agreements	6,515	16,493	23,008
Goodwill	321	1,711	2,032
Other assets	15	-	15
Accrued liabilities	(92)	(121)	(213)
Total purchase price	$7,130	$20,175	$27,305

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The valuation of acquired regional franchise agreements was derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation. The regional franchise agreements acquired were valued using an income approach and are being amortized over the remaining contractual term of approximately fourteen years using the straight-line method. For the remaining assets acquired, fair value approximated carrying value.

Acquisition of RE/MAX of Texas

Effective December 31, 2012, RMCO acquired certain assets of RE/MAX/KEMCO Partnership L.P. d/b/a RE/MAX of Texas (“RE/MAX of Texas”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of Texas. RMCO acquired these assets in order to expand its owned and operated regional franchising operations. The purchase price was $45,500,000 and was paid in cash using proceeds from borrowings. The assets acquired constitute a business that was accounted for using the fair value acquisition method. The total purchase price was allocated to the assets acquired based on their estimated fair values. The excess of the total purchase price over the fair value of the identifiable assets acquired was recorded as goodwill. The goodwill recognized for RE/MAX of Texas is attributable to expected synergies and projected long-term revenue growth and relates entirely to the Real Estate Franchise Services segment.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of HBN, Tails and RE/MAX of Texas had occurred on January 1, 2012. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisition, (2) factually supportable and (3) expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued to fund the acquisition as well as additional amortization expense associated with the valuation of the acquired franchise agreement. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2013	2012
	(unaudited)
	(in thousands)
Total revenue	$165,113	$158,995
Net income	30,486	33,454

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Acquisition of RE/MAX of Colorado, Inc.

Effective December 31, 2011, the Company acquired the net assets, excluding cash, of RE/MAX of Colorado, Inc. for consideration paid of $15,894,000. The Company acquired the net assets in order to expand its owned and operated regional franchising operations. The net assets acquired included the regional franchise agreement issued by the Company, permitting the sale of RE/MAX franchises in the states of Colorado, Utah, Wyoming, North Dakota and South Dakota. The Company’s Chairman and Vice Chair were the sole stockholders of RE/MAX of Colorado, Inc. Accordingly, the Company accounted for the transfer of net assets as a combination of entities under common control. All acquired assets and liabilities recognized in the balance sheets of each combining entity were carried forward to the balance sheet of the combined entity, at their respective carrying amounts, and no other assets were recognized as a result of the combination. In addition, the combination of entities under common control was presented in the accompanying consolidated financial statements as if it had always been combined. The consideration paid was recognized at December 31, 2011, with an offsetting adjustment to equity.

Dispositions

Disposition of RE/MAX Australia Franchising Pty Ltd. and RE/MAX New Zealand Ltd.

During 2012, the Company sold substantially all of the assets of its owned and operated regional franchising operations located in Eastern Australia and New Zealand for a net purchase price of approximately $217,000. The Company recognized losses on the sale of the assets of the two regions amounting to approximately $1,111,000 and $612,000, respectively, which are reflected in “Loss on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income and Comprehensive Income ended December 31, 2012. The losses recorded include approximately $1,149,000 related to goodwill derecognized upon the sale of the related assets. In connection with the sale of the assets, the Company entered into separate regional franchise agreements with the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue. The term of each of the regional franchise agreements is 20 years with an option by the Company to renew for an additional 20-year term.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable life	2013	2012
Leasehold improvements	Shorter of estimated useful life or life of lease	$2,559	$2,388
Office furniture, fixtures and equipment	3 - 10 years	17,749	19,274
Equipment under capital leases	3 - 5 years	1,675	2,096
		21,983	23,758
Less accumulated depreciation		(19,400)	(20,426)
		$2,583	$3,332

Depreciation expense was $2,181,000, $2,319,000 and $2,654,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands):

		December 31, 2013			December 31, 2012
	Initial Weighted Average Amortization Period (in years)	Initial Cost	Accumulated Amortization	Net Balance	Initial Cost	Accumulated Amortization	Net Balance
Franchise agreements	12.1	$162,835	$(73,764)	$89,071	$139,827	$(61,489)	$78,338
Other intangible assets:
Software	4.2	$7,463	$(6,633)	$830	$7,158	$(5,942)	$1,216
Trademarks	14.9	2,935	(1,279)	1,656	2,716	(1,111)	1,605
Total other intangible assets		$10,398	$(7,912)	$2,486	$9,874	$(7,053)	$2,821

Amortization expense was $12,985,000, $9,771,000 and $11,819,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated future amortization of intangible assets, other than goodwill, is as follows (in thousands):

Year ending December 31:
2014	$14,217
2015	14,006
2016	13,765
2017	9,868
2018	6,264
Thereafter	33,437
$91,557

Amounts recorded as goodwill in the Company’s accompanying Consolidated Balance Sheets are attributable to the Real Estate Franchise Services segment. The following table presents changes to goodwill for the years ended December 31, 2013 and 2012 (in thousands):

Balance, January 1, 2012	$41,882
Goodwill derecognized upon sale of related assets	(1,149)
Goodwill recognized in acquisition	30,178
Effect of changes in foreign currency exchange rates	128
Balance, December 31, 2012	71,039
Goodwill recognized in acquisitions	2,032
Effect of changes in foreign currency exchange rates	(290)
Balance, December 31, 2013	$72,781

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2013	2012
Accrued payroll and related employee costs	$4,746	$4,542
Accrued property taxes	1,159	1,609
Accrued professional fees	573	776
Lease-related accruals	853	693
Other	2,013	1,777
	$9,344	$9,397

9. Debt

Debt consists of the following (in thousands):

	As of December 31,
	2013	2012
2013 Senior Secured Credit Facility, principal of $575 payable quarterly, matures in July 2020, net of unamortized discount of $446 as of December 31, 2013	$228,404	$-
2010 Senior Secured Credit Facility, principal of $650 payable quarterly, matures in April 2016, net of unamortized discount of $1,192 as of December 31, 2012	-	232,326
Less current portion	(17,300)	(10,600)
	$211,104	$221,726

Maturities of debt are as follows (in thousands):

Year ending December 31:
2014	$17,300
2015	2,300
2016	2,300
2017	2,300
2018	2,300
Thereafter	202,350
$228,850

Senior Secured Credit Facility

On April 16, 2010, the Company entered into a credit agreement with several lenders and administered by a bank, collectively referred to herein as “The 2010 Senior Secured Credit Facility.” The 2010 Senior Secured Credit Facility consisted of a $215,000,000 term loan facility and a $10,000,000 revolving loan facility.

On December 31, 2012, the 2010 Senior Secured Credit Facility was amended providing for an additional term loan in an aggregate principal amount equal to $45,000,000. The proceeds were used to fund the acquisition of certain assets of RE/MAX of Texas. See Note 5, Acquisitions and Dispositions, for additional disclosures regarding this acquisition.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

On July 31, 2013, the Company entered into a new credit agreement with several lenders and administered by a bank, collectively referred to herein as the “2013 Senior Secured Credit Facility.” In connection therewith, proceeds received were used to repay existing indebtedness pursuant to the Company’s 2010 Senior Secured Credit Facility. The 2013 Senior Secured Credit Facility consists of a $230,000,000 term loan facility and a $10,000,000 revolving loan facility. The proceeds provided by the term loan were used to refinance and repay existing indebtedness and for working capital, capital expenditures and general corporate purposes. Interest rates with respect to the term and revolving loans are based, at the Company’s option, on (a) adjusted LIBOR, provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3% or (b) ABR, provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) the calculated Eurodollar Rate plus 1.0%, plus a maximum applicable margin of 2%. The applicable margin will be adjusted quarterly beginning in the first quarter of 2014 based on the Company’s total leverage ratio as defined in the 2013 Senior Secured Credit Facility. The 2010 Senior Secured Credit Facility was, and the 2013 Senior Secured Credit Facility is, structured as loan syndications, whereby several lenders individually loaned specific amounts to the Company and the Company is obligated to repay each individual lender. Therefore, in determining the appropriate accounting for the debt transaction, the Company evaluated if the terms of amounts owed to each lender under the 2010 Senior Secured Credit Facility were substantially different than the amounts owed to each lender under the 2013 Senior Secured Credit Facility. For amounts owed to lenders with terms that were substantially different or for lenders that did not participate in the 2013 Senior Secured Credit Facility, the Company accounted for the transaction as early extinguishments of debt and recorded a loss of $1,664,000 during the year ended December 31, 2013 related to unamortized debt discount and issuance costs. For amounts owed to lenders with terms that were not substantially different, the Company accounted for the transaction as a modification. In connection with the 2013 Senior Secured Credit Facility, the Company incurred costs of $3,327,000, of which $1,345,000 was recorded in “Debt issuance costs, net” in the accompanying Consolidated Balance Sheets and are being amortized to interest expense over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $1,982,000 was expensed as incurred.

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. As of December 31, 2013, the Company expects it will make an excess cash flow payment of approximately $15,000,000 in the second quarter of 2014. Mandatory principal payments of $575,000 are due quarterly until the facility matures on July 31, 2020. During the year ended December 31, 2013 and 2012, the Company made mandatory principal excess cash flow prepayments in accordance with the 2010 Senior Secured Credit Facility of $8,000,000 and $6,123,500, respectively. The Company accounted for these mandatory principal prepayments as early extinguishments of debt and accordingly recorded a loss on early extinguishment of debt of approximately $134,000 and $136,000 for the years ended December 31, 2013 and 2012, respectively, related to unamortized debt discount and issuance costs. The Company may make optional prepayments of the term loan at any time; however, no such optional prepayments were made during the years ended December 31, 2013 or 2012.

The 2013 Senior Secured Credit Facility requires compliance with certain operational and financial covenants to the extent the Company has an outstanding balance on its revolving loan facility at the end of each quarter. The Company did not have an outstanding balance on the revolving loan facility as of December 31, 2013 and as such, no covenants were required.

The Company had no borrowings drawn on the revolving loan facility during the years ended December 31, 2013 and 2012. The Company pays a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

The estimated fair value of the Company’s debt as of December 31, 2013 and 2012 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at that date and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of its 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the Company’s Senior Secured Credit Facility are included in the Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The carrying value of the Senior Secured Credit Facility was $228,404,000 and $232,326,000 as of December 31, 2013 and 2012, respectively. The fair value of the Senior Secured Credit Facility was $229,422,000 and $233,046,000 as of December 31, 2013 and 2012, respectively.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

10. Income Taxes

Income before the provision for income taxes as shown in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$23,729	$29,964	$19,358
Foreign	7,367	5,498	7,063
Total	$31,096	$35,462	$26,421

Components of the provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$348	$-	$-
Foreign	2,068	2,053	2,137
State and local	26	-	-
Total current expense	2,442	2,053	2,137
Deferred expense
Federal	366	-	-
Foreign	9	85	35
State and local	27	-	-
Total deferred expense	402	85	35
Provision for income tax expense	$2,844	$2,138	$2,172

Prior to October 7, 2013, the Company had not been subject to U.S. federal income taxes as RMCO is organized as a limited liability company; however, RMCO was, and continues to be, subject to certain other foreign, state and local taxes. As a result of the Reorganization Transactions and IPO, the portion of RMCO’s income attributable to RE/MAX Holdings is now subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. statutory tax rate	34.0%	34.0%	34.0%
Increase due to state and local taxes, net of federal benefit	2.6%	2.5%	2.3%
Effect of permanent differences	1.2%	0.0%	0.0%
Income attributable to non-controlling interests	(28.7)%	(30.5)%	(28.1)%
Effective tax rate	9.1%	6.0%	8.2%

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income.

Income taxes payable were $448,000 and $400,000 at December 31, 2013 and 2012, respectively.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2013	2012
Current deferred tax assets
Compensation and benefits	$557	$-
Allowance for doubtful accounts	456	-
Deferred revenue	239	-
Other	151	-
Total current deferred tax assets*	1,403	-
Long-term deferred tax assets
Goodwill and other intangibles	66,494	12
Rent liabilities	1,301	-
Other	516	84
Total long-term deferred tax assets	68,311	96
Long-term deferred tax liabilities
Property and equipment and other long-lived assets	(377)	(405)
Investments in equity method investees	(338)	-
Total long-term deferred tax liabilities	(715)	(405)
Net long-term deferred tax assets	67,596	(309)
Total deferred tax assets and liabilities	$68,999	$(309)

* Current deferred tax assets are included in “Other current assets” in the accompanying Consolidated Balance Sheets.

The increase in deferred tax assets was primarily due to an increase in the tax basis of certain intangible assets resulting from RE/MAX Holdings’ investment in RMCO. Net deferred tax assets are also recorded related to differences between the financial reporting basis and the tax basis of RE/MAX Holdings’ proportionate share of the net assets of RMCO. Based on the Company’s historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determined that the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income.

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the years ended December 31, 2013, 2012 and 2011. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the “Provision for income taxes.”

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. RE/MAX Holdings will file its initial income tax return for the period from October 7, 2013 through December 31, 2013 by September 15, 2014. RMCO is not subject to federal income taxes as it is a flow-through entity. With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for four to five years after the income tax returns have been filed.

11. Capital Structure

RE/MAX Holdings Capital Structure

Subsequent to the Reorganization Transactions and IPO as described in Note 1, Business and Organization, RE/MAX Holdings has two classes of common stock, Class A common stock and Class B common stock, which are described as follows:

Class A common stock

Holders of shares of Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Additionally, holders of shares of Class A common stock are entitled to receive dividends when and if declared by the Board of Directors, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Upon dissolution, liquidation or the sale of all or substantially all of the Company’s assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive the Company’s remaining assets available for distribution on pro rata basis.

Holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

Class B common stock

Holders of Class B common stock are entitled to two votes for each Common Unit in RMCO held by the holder, without regard to the number of shares of Class B common stock held. Accordingly, Common Unitholders of RMCO collectively have a number of votes in RE/MAX Holdings that is equal to two times the aggregate number of Common Units that they hold.

The voting rights of the Class B common stock will be reduced to one times the aggregate number of RMCO Common Units held after any of the following events: (i) October 7, 2018; (ii) the death of the Company’s Chairman and Founder David Liniger; or (iii) at such time as RIHI’s ownership of RMCO Common Units falls below 30%. Additionally, if any Common Units of RMCO are validly transferred in accordance with the terms of the New RMCO, LLC Agreement, the voting rights of the corresponding shares of Class B common stock transferred will also be reduced to one times the aggregate number of RMCO Common Units held by such transferee, unless the transferee is David Liniger.

Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law.

Holders of Class B common stock do not have any right to receive dividends or to receive a distribution upon a dissolution or liquidation or the sale of all or substantially all of the Company’s assets. Additionally, holders of shares of Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Dividends

As of December 31, 2013, RE/MAX Holdings had not paid nor had it declared any dividends. On March 21, 2014, RE/MAX Holdings declared a quarterly dividend of $0.0625 per share on outstanding shares of Class A common stock.

RMCO Capital Structure

The capital structure discussed below is reflective of RMCO’s structure as it existed at October 7, 2013, immediately prior to the Reorganization Transactions and as impacted by the Reorganization Transactions and the use of proceeds from the IPO.

General

During April 2010, RIHI transferred all of its ownership interests to RMCO in exchange for 847,500 Class B common units and 37,500 Class A preferred units. On April 16, 2010, RMCO issued 112,500 redeemable preferred units (“Class A preferred units”) to Weston Presidio for proceeds of $30,000,000 and sold 37,500 preferred units to Weston Presidio for proceeds of $10,000,000.

Redeemable Preferred Units

Prior to the Reorganization Transactions, RMCO’s Class A preferred units had an initial optional redemption date of April 16, 2014. The total number of authorized Class A preferred units was 150,000 and all authorized Class A preferred units were issued and outstanding with no par value. As the holder of the outstanding Class A preferred units, Weston Presidio had voting rights and was entitled to receive a cumulative preferential yield of 10% per annum. As described in Note 1, Business and Organization, in connection with the IPO, the Class A preferred units were converted into (i) a new preferred membership interest that reflected Weston Presidio’s liquidation preference and (ii) a common interest that reflected Weston Presidio’s pro-rata share of the residual equity value of RMCO. On October 7, 2013, RMCO used the proceeds it received from RE/MAX Holdings to pay Weston Presidio a $49,850,000 liquidity preference associated with its preferred membership interest and to fully redeem all 3,750,000 Common Units held by Weston Presidio at a price per Common Unit equal to the public offering price per share of RE/MAX Holdings’ Class A common stock, less underwriting discounts, totaling $76,931,250.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Common Units

Prior to the Reorganization Transactions, the total number of authorized RMCO Class B common units was 900,000 of which 52,500 were reserved for issuance under a unit option plan. As of October 7, 2013, the Company had granted options to purchase 31,500 Class B common units under its 2011 Unit Option Plan to certain employees of one of its wholly owned subsidiaries. See Note 12, Equity-Based Compensation, for further disclosure regarding the unit options granted by the Company during 2012. The remaining 847,500 authorized Class B common units were issued and outstanding with no par value and were held by RIHI. RIHI, in its capacity as a holder of Class B common units, had voting rights, was entitled to receive distributions subject to certain limitations as defined by the Old RMCO, LLC Agreement, and, upon liquidation or dissolution, was entitled to receive assets available for distribution. There were no mandatory redemption or sinking fund provisions with respect to such Class B common units. The Class B common units were subordinate to the Class A preferred units, to the extent of the preference associated with such Class A preferred units, with respect to distributions and rights upon liquidation, winding up and dissolution of the Company.

In connection with the Reorganization Transactions, all outstanding RMCO Class B common units were exchanged for newly issued Common Units of RMCO. Additionally, RMCO effectuated a 25 for 1 split of the then existing number of outstanding newly issued Common Units of RMCO so that one Common Unit could be acquired with the net proceeds received in the IPO from the sale of one share of RE/MAX Holdings’ Class A common stock, after the deduction of underwriting discounts and commissions. Previously outstanding and unexercised options to acquire Class B common units of RMCO were then substituted for 787,500 options to acquire shares of RE/MAX Holdings’ Class A common stock. On October 7, 2013, RMCO used the proceeds it received from RE/MAX Holdings to redeem 3,452,900 Common Units from RIHI at a price per Common Unit equal to the public offering price per share of RE/MAX Holdings’ Class A common stock, less underwriting discounts, totaling $70,836,244. Each Common Unit of RMCO can be redeemed for, at RE/MAX Holdings’ option, newly issued shares of RE/MAX Holdings’ Class A common stock on a one-for-one basis or for a cash payment equal to the market price of one share of RE/MAX Holdings’ Class A common stock.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with shareholders and is comprised of foreign currency translation adjustments. The assets and liabilities of the Company’s consolidated foreign subsidiaries whose functional currency is not the United States dollar are translated using the appropriate exchange rate as of the end of the year. Foreign currency translation adjustments represent unrealized gains and losses on assets and liabilities arising from the difference in the foreign country currency compared to the United States dollar. These gains and losses are accumulated in Comprehensive Income. When a foreign subsidiary is substantially liquidated, the cumulative translation gain or loss is removed from “Accumulated other comprehensive income” and is recognized as a component of the gain or loss on the sale of the subsidiary.

12. Equity-Based Compensation

On September 30, 2013, the Company’s Board of Directors adopted the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan became effective on September 30, 2013 and provides for the grant of incentive stock options to the Company’s employees, and for the grant of shares of the RE/MAX Holdings Class A common stock, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and any combination thereof to employees, directors and consultants of RE/MAX Holdings and RMCO.

RE/MAX Holdings Restricted Stock Units

On October 7, 2013 RE/MAX Holdings granted 107,971 restricted stock units with a weighted average grant-date fair value of $18.96, which reflects a discount for the lack of marketability of the restricted stock units, to certain employees in connection with the IPO that vested upon grant, but for which the underlying shares will not be issued until May 20, 2014. Non-cash compensation expense of $2,047,000 associated with these restricted stock units was recognized during the fourth quarter of 2013.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In addition, on October 7, 2013, RE/MAX Holdings granted 115,699 restricted stock units at a value of $22.00 per unit to certain employees, which vest over a three-year period beginning on December 1, 2014 and 18,184 restricted stock units at a value of $22.00 per unit to its directors, which vest over a one-year period on December 1, 2014. The grant-date fair value of $22.00 per unit equaled the public offering price of RE/MAX Holdings’ Class A common stock. As a result of the vesting requirements associated with these restricted stock units, $247,000 of non-cash compensation expense was recognized during the fourth quarter of 2013. As of December 31, 2013, no restricted stock units had been forfeited. Additionally, $2,512,000 of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units is expected to be recognized over a weighted-average period of 2.6 years. The total recorded tax benefit related to the restricted stock units granted by RE/MAX Holdings was approximately $345,000 for the period from October 7, 2013 to December 31, 2013.

At December 31, 2013, there were 1,336,439 additional shares available for the Company to grant under the 2013 Incentive Plan.

RMCO Common Unit Options

During 2012, RMCO adopted an equity-based compensation plan (the “Plan”) pursuant to which RMCO’s Board of Managers granted 31,500 RMCO Class B common unit options to certain employees. On October 1, 2013 and in connection with the IPO and the Reorganization Transactions, the aforementioned Class B common unit options were split 25 for 1 and then substituted for 787,500 options to acquire shares of RE/MAX Holdings’ Class A common stock. The options outstanding and exercisable as of December 31, 2013 to purchase shares of RE/MAX Holdings’ Class A common stock were fully vested, have an exercise price of $3.60 and a remaining contractual term of 8.9 years. No incremental compensation cost was recognized because the fair value of the RMCO Class B common unit options exchanged was equal to the fair value of RE/MAX Holdings’ Class A common stock options received.

The grant-date fair value of each Class B common unit option was estimated using the Black-Scholes-Merton option pricing model. At the grant date, RMCO did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term of the common unit options. As such, the “simplified” method as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 was used to derive the expected term. As the grant date was prior to the IPO, expected volatility was estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option was based on the U.S. Treasury yield curve at the date of grant.

2012
Valuation assumptions:
Expected dividend yield	0.0%
Expected volatility	78.0%
Expected term (years)	5.1
Risk-free interest rate	0.75%

A portion of the Class B common unit options granted in 2012 vested on the grant date, and the remaining options vested on June 15, 2013. Compensation expense of $701,000 and $1,089,000 was recognized during the years ended December 31, 2013 and 2012, respectively. The weighted average grant-date fair value of the Class B common unit options was $56.83. The total fair value of the Class B common unit options that vested during the years ended December 31, 2013 and 2012 was approximately $895,000 and $895,000, respectively. As of December 31, 2013, there was no unrecognized compensation cost related to Class B common unit options granted under the Plan.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

13. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable operating leases, subject to certain provisions for renewal options and escalation clauses. Future minimum payments (including those allocated to an affiliate) under these leases and commitments, net of payments under sublease agreements, are as follows (in thousands):

	Rent payments	Sublease receipts	Total cash outflows
Year ending December 31:
2014	$10,801	$(886)	$9,915
2015	10,901	(654)	10,247
2016	10,048	(616)	9,432
2017	9,244	(510)	8,734
2018	8,564	(490)	8,074
Thereafter	84,662	(122)	84,540
	$134,220	$(3,278)	$130,942

Minimum rent payments under noncancelable operating leases are recognized on a straight-line basis over the terms of the leases. Rent expense, excluding amounts related to loss on sublease, was $12,686,000, $12,268,000 and $12,560,000 for the years ended December 31, 2013, 2012 and 2011, respectively, net of amounts recorded under sublease agreements of $674,000, $773,000 and $1,041,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

In April 2010, the Company entered into an eighteen year lease for its corporate headquarters office building (the “Master Lease”). The Company may, at its option, extend the Master Lease for two renewal periods of 10 years. Under the terms of the Master Lease, the Company pays an annual base rent, which escalates 3% each year, including the first optional renewal period. The first year of the second optional renewal period is at a fair market rental value, and the rent escalates 3% each year until expiration. The Company pays for operating expenses in connection with the ownership, maintenance, operation, upkeep and repair of the leased space. The Company may assign or sublet an interest in the Master Lease only with the approval of the landlord.

Upon entering into the Master Lease, the Company became the primary lessee for all facilities located on the headquarter property and issued subleases to two retail tenants already established on the property. The subleases range from 4,000 square feet to 10,500 square feet, have initial lease terms ranging from 5 to 10 years and renewal options ranging from two 5-year renewal options to nine 5-year renewal options. Anticipated revenue from these subleases exceeds the expected costs that will be incurred by the Company.

During March 2011, the Company entered into a sublease agreement with an unrelated third party to lease up to 20,000 square feet of the office space under its Master Lease. The estimated costs the Company expected to incur related to the subleased space exceeded the anticipated revenues the Company expected to receive under the sublease agreement. As such, the Company recorded a liability with the related loss on the sublease of approximately $1,932,000 to “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income and Comprehensive Income during the year ended December 31, 2011. The aforementioned loss and associated liability was attributable to the Company’s Real Estate Franchise Services reportable segment. The liability was determined using a risk-free rate to discount the estimated future net cash flows, consisting of the minimum lease payments to the lessor under the Master Lease, estimated executory costs related to the subleased space and anticipated payments the Company expected to receive under the sublease agreement. In November 2012, the sublease was terminated prior to its expiration date. As a result, the Company commenced efforts to market the office space for sublease with a new tenant. On November 15, 2013, a sublease agreement was entered into with a new tenant with a sublease term of five years to lease up to 20,000 square feet of office space under its Master Lease. As such, the Company recorded an adjustment to the existing liability and recorded a loss related to the subleased office space of $1,179,000 during the year ended December 31, 2013. The aforementioned loss and associated liability was attributable to the Company’s Real Estate Franchise Services reportable segment. As of December 31, 2013 and 2012, the short-term portion of the liability was approximately $453,000 and $351,000, respectively, and is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets. As of December 31, 2013 and 2012, the long-term portion of the liability was approximately $1,494,000 and $972,000, respectively, and is included in “Other liabilities” in the accompanying Consolidated Balance Sheets.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

During 2008, the Company closed several real estate brokerage offices in the Pacific Northwest and Washington, DC areas of the U.S. Subsequent to 2008, the Company closed four additional real estate brokerage offices in the Pacific Northwest and Washington, DC areas. In connection with these office closures, the Company abandoned office leases with remaining lease terms of 11 months to eight years. The Company recorded a liability, initially measured at its estimated fair value, for costs that will continue to be incurred under these contracts for the remaining lease terms with the related charge recorded to “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income and Comprehensive Income. Further, during 2010, the Company agreed with the respective landlords to terminate four leases, which were previously abandoned and to reoccupy a previously abandoned office space after the expiration of an active lease. The liability recorded related to these offices was reversed with the related recovery recorded to “Selling, operating and administrative expenses” in the accompanying consolidated financial statements. At December 31, 2013 and 2012, total future cash payments were estimated to be $631,000 and $1,061,000, respectively. This liability will be increased by accreting charges over the terms of the leases via charges to rent expense, based on discount rates ranging from 2.75% to 18.03%, and will be reduced by the actual lease payments made. The following table presents a rollforward of the estimated fair value liability established for these costs, which are attributable to the Company’s Brokerage and Other operating segment, from January 1, 2012 to December 31, 2013 (in thousands):

Accruals at January 1, 2012	$1,175
Additional abandoned leases	-
Extinguishments	(301)
Accretion and adjustments	268
Payments	(722)
Accruals at December 31, 2012	420
Additional abandoned leases	99
Extinguishments	-
Accretion and adjustments	197
Payments	(505)
Accruals at December 31, 2013	$211

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

Other Contingencies

The Company maintains a self-insurance program for health benefits. As of December 31, 2013 and 2012, the Company recorded a liability of $195,000 and $360,000, respectively, related to this program.

14. Guarantees

In July 2012, a subsidiary of the Company entered into a guarantee of performance by Tails of all of the obligations under the franchise registration in the Commonwealth of Virginia, and all of the preopening obligations under the franchise agreements executed between July 23, 2012 and such time that this guarantee is no longer required by the Commonwealth of Virginia. The Company did not incur any payments under this guarantee during the twelve month periods ended December 31, 2013 or 2012. As disclosed in Note 1, Business and Organization, the Company acquired the franchise rights and operations of Tails on October 7, 2013, at which point, the Company began to consolidate the financial position and results of operations of Tails.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In May 2013, a subsidiary of the Company entered into a guarantee of the full and prompt payment and performance when due of all obligations due to a financial institution under a commercial line-of-credit agreement and note entered into by the Company’s equity-method investee, in which the Company has a 50% interest. The term of the line-of-credit agreement is twelve months and the total amount of advances requested and unpaid principal balance cannot exceed $12,500,000. The line of credit bears interest at 0.50% over the financial institution’s base rate with a floor of 4.0%. The outstanding balance on the line of credit was approximately $4,256,000 and $9,285,000 as of December 31, 2013 and 2012, respectively. The Company had entered into a similar guarantee during May 2012, which expired as of May 2013. The Company did not incur any payments under this guarantee in 2013 or 2012.

15. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2013, 2012 and 2011, the Company expensed $926,000, $462,000 and $397,000, respectively, for matching contributions to the 401(k) Plan.

16. Related-Party Transactions

The Company’s real estate brokerage operations pay advertising fees to regional and international advertising funds, which promote the RE/MAX brand. These advertising funds are companies owned by a majority stockholder of RIHI as trustee for RE/MAX agents. This stockholder does not receive any compensation from these companies, as all funds received by the companies are required to be spent on advertising for the respective regions. During the years ended December 31, 2013, 2012 and 2011, the Company’s real estate brokerage operations paid $1,148,000, $1,153,000 and $1,190,000, respectively, to these advertising funds. These payments are included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income and Comprehensive Income.

Prior to October 7, 2013, the Company’s real estate brokerage operations in the Washington, DC area paid regional continuing franchise fees, broker fees and franchise sales revenue, as do all other RE/MAX franchisees in the Central Atlantic region, to Tails. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of Tails, and as such, prior to October 7, 2013, Tails was a related party to the Company. As described in Note 5, Acquisitions and Dispositions a portion of the proceeds raised during the IPO was used to purchase certain assets of Tails. For the period from January 1, 2013 to October 7, 2013, the real estate brokerage operations expensed $244,000 in fees to Tails. During the years ended December 31, 2012 and 2011, the real estate brokerage operations expensed $267,000 and $227,000, respectively, in fees to Tails. These payments are included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income and Comprehensive Income. In addition, the Company’s owned real estate brokerage operations in the Washington, DC area recorded a corresponding payable to Tails and its affiliated regional advertising fund. As of December 31, 2012, the amount of the payable was $2,270,000 and is included in “Accounts payable to affiliates” in the accompanying Consolidated Balance Sheets. The Company began to consolidate the financial position of Tails on October 7, 2013 and therefore, no payable to Tails was recorded as of December 31, 2013; however a payable of $945,000 to the Central Atlantic regional advertising fund is included in “Accounts payable to affiliates” as of December 31, 2013.

The Company receives continuing franchise fees, broker fees, franchise sales and other franchise revenue from regional franchisors. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of two of these regional franchisors, HBN and Tails. The business assets of HBN and Tails were acquired by RE/MAX Holdings on October 7, 2013 as described in Note 5, Acquisitions and Dispositions. During the year ended December 31, 2012 and 2011, the Company received $3,364,000 and $3,299,000, respectively, in revenue from these entities. During the period from January 1, 2013 to October 7, 2013, the Company received $2,648,000 in revenue from these entities. These amounts are included in continuing franchise fees, broker fees and franchise sales and other franchise revenue in the accompanying Consolidated Statements of Income and Comprehensive Income.

Prior to 2013, the Company paid an annual sponsorship fee to Sanctuary, Inc., a private golf course owned by majority stockholders of RIHI. The Company was named as the presenting sponsor of all charity golf tournaments held at Sanctuary, Inc. Further, the majority stockholders make the golf course available to the Company for business purposes. During the years ended December 31, 2012 and 2011, the Company paid $709,000 and $960,000, respectively, in sponsorship fees and green fees to Sanctuary, Inc. These payments are included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income and Comprehensive Income.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company provides services to certain affiliated entities such as accounting, legal, marketing, technology, human resources and public relations as well as allows these companies to share its leased office space. During the years ended December 31, 2013, 2012 and 2011, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $3,064,000, $3,354,000 and $3,325,000, respectively. In these cases, the Company bills affiliated companies for their actual or pro rata share of such expenses. Such amounts are generally paid within 30 days and no such amounts were outstanding at December 31, 2013 and 2012. In addition, affiliated regional franchisors have current outstanding continuing franchise fees, broker fees and franchise sales revenue amounts due to the Company. Such amounts are included in “Accounts receivable from affiliates” and “Accounts payable to affiliates” in the accompanying Consolidated Balance Sheets and comprise the balances from the following entities (in thousands):

	As of December 31
	2013	2012
Accounts receivable from affiliates:
RE/MAX Southwest Region	$-	$11
RE/MAX Central Atlantic Region, Inc.	-	21
RE/MAX of Texas Advertising Fund	(6)	-
International Advertising Fund	(10)	-
Other	21	23
Total accounts receivable from affiliates	5	55
Accounts payable to affiliates:
Other	$(1,017)	$(2,385)
Total accounts payable to affiliates	(1,017)	(2,385)
Net accounts payable to affiliates	$(1,012)	$(2,330)

In February 2013, RMCO engaged Perella Weinberg Partners L.P. (“Perella Weinberg”), a FINRA member, to serve as its financial advisor in connection with the IPO. Two members of RMCO’s Board of Managers and the Company’s Board of Directors (collectively, the “Board”) are partners at an affiliate of Perella Weinberg. The engagement of Perella Weinberg as a financial advisor was approved by the independent members of the Company’s Board. For the services rendered during the year ended December 31, 2013, the Company paid Perella Weinberg $848,500. In addition, the Company paid Perella Weinberg a completion fee of $700,000 on October 7, 2013 upon closing of the IPO, and such completion fee was reimbursed entirely by the underwriters.

17. Segment Information

The Company has two reportable segments: Real Estate Franchise Services and Brokerage and Other. Management evaluates the operating results of its reportable segments based upon revenue and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Adjusted EBITDA for the reportable segments excludes depreciation, amortization, interest expense, net, taxes and is then adjusted for certain other non-cash and non-recurring cash charges. Adjusted EBITDA for the reportable segments is also a key factor that is used by the Company’s internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of management for purposes of annual and other incentive compensation plans. The additional items that are adjusted to determine Adjusted EBITDA for the reportable segments include losses on the sale or disposition of assets and sublease activity, losses on the early extinguishment of debt, equity-based compensation, non-cash straight-line rent expense, salaries paid to David and Gail Liniger that the Company discontinued subsequent to the IPO, professional fees and non-recurring expenses incurred in connection with the IPO and acquisition transaction costs. The Company’s Real Estate Franchise Services segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX® brand name. All of the Company’s brokerage offices in its Real Estate Franchise Services segment are franchised. The Company’s Brokerage and Other reportable segment includes the Company’s brokerage services business, the elimination of intersegment revenue and other consolidation entries as well as corporate-wide professional services expenses.

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following tables present the results of the Company’s reportable segments for the years ended December 31, 2013, 2012 and 2011, respectively:

	Revenue (a)
	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Real Estate Franchise Services:
Continuing franchise fees	$65,728	$57,599	$58,487
Annual dues	29,527	28,913	28,922
Broker fees	25,078	19,797	16,923
Franchise sales and other franchise revenue	23,577	22,636	19,364
Brokerage revenue	-	-	-
	$143,910	$128,945	$123,696
Brokerage and Other:
Continuing franchise fees	$(1,263)	$(1,249)	$(1,287)
Annual dues	(3)	(4)	-
Broker fees	(267)	(218)	(159)
Franchise sales and other franchise revenue	(3)	(7)	(10)
Brokerage revenue	16,488	16,210	16,062
	$14,952	$14,732	$14,606
Total segment reporting revenues	$158,862	$143,677	$138,302

(a)

Transactions between the Real Estate Franchise Services and the Brokerage and Other reportable segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany amounts paid from the Company’s Brokerage Services business of $1,536,000, $1,478,000 and $1,456,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Such amounts are eliminated through the Brokerage and Other reportable segment.

	Adjusted EBITDA
	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Real Estate Franchise Services	$78,024	$66,776	$60,590
Brokerage and Other	(738)	(32)	(1,309)
Total segment reporting adjusted EBITDA	$77,286	$66,744	$59,281

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A reconciliation of the Company’s Adjusted EBITDA for its reportable segments to the Company’s consolidated balances is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Segment Adjusted EBITDA	$77,286	$66,744	$59,281
Less:
Depreciation and amortization	15,166	12,090	14,473
Interest expense, net	14,326	11,400	11,831
Loss on sale or disposition of assets and sublease	971	1,352	1,595
Loss on early extinguishment of debt	1,798	136	384
Equity-based compensation	2,995	1,089	-
Non-cash straight-line rent expense	1,183	1,879	1,577
Chairman executive compensation	2,261	3,000	3,000
Acquisition integration costs	495	336	-
Public offering related expenses	6,995	-	-
Income before provision for income taxes	31,096	35,462	26,421
Provision for income taxes	2,844	2,138	2,172
Net income	$28,252	$33,324	$24,249

Segment long-lived and total assets are as follows:

	As of December 31,
	2013	2012
	(in thousands)
Long-lived assets:
Real Estate Franchise Services	$238,147	$159,646
Brokerage and Other	4,596	4,693
Total long-lived assets:	$242,743	$164,339

Total assets:
Real Estate Franchise Services	$344,723	$243,942
Brokerage and Other	8,100	7,474
Total assets	$352,823	$251,416

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Information concerning the Company’s principal geographic areas is as follows:

	As of and for the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue:
United States	$124,686	$106,282	$102,504
Canada	25,168	24,503	24,284
Other International	9,008	12,892	11,514
Total	$158,862	$143,677	$138,302

Total long-lived assets*:
United States	$170,922	$159,970
Canada	4,030	4,332
Other International	-	37
Total	$174,952	$164,339

Total assets:
United States	$345,461	$243,463
Canada	6,133	6,635
Other International	1,229	1,318
Total	$352,823	$251,416

* Excludes deferred tax assets, net

RE/MAX HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

18. Quarterly Financial Information (unaudited)

Summarized quarterly results for the years ended December 31, 2013 and 2012 were as follows:

	For the Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands)
Total revenue	$39,075	$39,241	$40,312	$40,234
Total operating expenses	29,715	25,744	25,758	30,565
Operating income	9,360	13,497	14,554	9,669
Total other expenses, net	(3,499)	(3,372)	(6,155)	(2,958)
Income before provision for income taxes	5,861	10,125	8,399	6,711
Provision for income taxes	(454)	(577)	(702)	(1,111)
Net income	5,407	9,548	7,697	5,600
Less: net income attributable to non-controlling interest	5,407	9,548	7,697	4,094
Net income attributable to RE/MAX Holdings, Inc.	$-	$-	$-	$1,506

				October 7, 2013 through December 31, 2013
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic				$0.13
Diluted				$0.12
Weighted average shares of Class A common stock outstanding
Basic				11,607,971
Diluted				12,234,905

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands)
Total revenue	$35,001	$35,167	$38,429	$35,080
Total operating expenses	27,074	22,565	23,400	25,092
Operating income	7,927	12,602	15,029	9,988
Total other expenses, net	(2,792)	(2,798)	(2,043)	(2,451)
Income before provision for income taxes	5,135	9,804	12,986	7,537
Provision for income taxes	(466)	(638)	(636)	(398)
Net income	4,669	9,166	12,350	7,139
Less: net income attributable to non-controlling interest	4,669	9,166	12,350	7,139
Net income attributable to RE/MAX Holdings, Inc.	$-	$-	$-	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officers and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on From 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Business Conduct and Ethics and a Supplemental Code of Ethics for Chief Executive Officer and Senior Financial Officers. Both of these codes apply to our chief executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Both of these codes are available on the Company’s website at www.remax.com.

The remaining information required by this Item 10 will be included in the Company’s definitive proxy statement for its annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2013 with respect to shares of our Class A common stock issuable under our equity compensation plan:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,029,354	(1)	$3.60	(2)	1,336,439
Equity compensation plans not approved by security holders	—		—		—
Total	1,029,354	(1)	$3.60	(2)	1,336,439

(1) Includes 787,500 shares issuable upon exercise of outstanding options, 107,971 shares issuable upon delivery of vested restricted stock units and 133,883 shares issuable upon vesting of unvested restricted stock units.

(2) The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

—	Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012
—	Consolidated Statements of Income and Comprehensive Income for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011
—	Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011
—	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011
—	Notes to Consolidated Financial Statements
—	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

Separate financial statement schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

3.	Exhibits

The exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	March 28, 2014	By:	/S/ David L. Liniger
David L. Liniger
Chairman and Co-Founder

Date:	March 28, 2014	By:	/S/ Margaret M. Kelly
Margaret M. Kelly
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David L. Liniger	Chairman and Co-Founder (Principal Executive Officer)	March 28, 2014
David L. Liniger

/s/ Margaret M. Kelly	Chief Executive Officer and Director (Principal Executive Officer	March 28, 2014
Margaret M. Kelly

/s/ David M. Metzger	Chief Operating Officer and Chief Financial Officer (Principal	March 28, 2014
David M. Metzger	Financial Officer and Principal Accounting Officer)

/s/ Gail A. Liniger	Vice Chair of the Board and Co-Founder	March 28, 2014
Gail A. Liniger

/s/ Vincent J. Tracey	President and Director	March 28, 2014
Vincent J. Tracey

/s/ Gilbert Baird III	Director	March 28, 2014
Gilbert Baird III

/s/Richard O. Covey	Director	March 28, 2014
Richard O. Covey

/s/ Kathleen J. Cunningham	Director	March 28, 2014
Kathleen J. Cunningham

/s/ Roger J. Dow	Director	March 28, 2014
Roger J. Dow

/s/ David L. Ferguson	Director	March 28, 2014
David L. Ferguson

/s/ Ronald E. Harrison	Director	March 28, 2014
Ronald E. Harrison

/s/ Daryl L. Jesperson	Director	March 28, 2014
Daryl L. Jesperson

/s/ Daniel J. Predovich	Director	March 28, 2014
Daniel J. Predovich

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Asset Purchase Agreement, dated as of December 31, 2012, by and among RE/MAX/KEMCO Partnership, L.P., d/b/a RE/MAX of Texas, RE/MAX, LLC and Richard Filip, Charles El-Moussa, Brian Parker and Philip Leung. (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request by the SEC.)	S-1	333-190699	9/19/2013	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Bylaws of RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	3.2
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
10.1	2013 Omnibus Incentive Plan and related documents.	S-8	333-191519	10/1/2013	4.2
10.2	Credit Agreement, dated as of July 31, 2013, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-190699	8/19/2013	10.4
10.3	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.4	Employment Agreement, dated as of March 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Margaret M. Kelly.	S-1	333-190699	9/19/2013	10.6
10.5	Employment Agreement, dated as of March 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and David M. Metzger.	S-1	333-190699	9/19/2013	10.7
10.6	Employment Agreement, dated as of July 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Geoffrey Lewis.	S-1	333-190699	9/19/2013	10.8
10.7	Employment Agreement, dated as of October 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Mike Ryan.	S-1	333-190699	9/19/2013	10.9
10.8	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.9	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.10	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-Q	001-36101	11/14/2013	10.10
10.11	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.12	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12
10.13	Plan of Reorganization and Purchase Agreement, dated as of August 9, 2013, by and among Buena Suerte Holdings Inc., HBN, Inc. and HBN Holdco, Inc.	S-1	333-190699	9/27/2013	10.19
10.14	Plan of Reorganization and Purchase Agreement, dated as of August 9, 2013, by and among Buena Suerte Holdings Inc., Tails, Inc. and Tails Holdco, Inc.	S-1	333-190699	9/27/2013	10.20
10.15	Form of Option Substitution Award.	S-1	333-190699	9/27/2013	10.2
10.16	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.	S-1	333-190699	9/27/2013	10.3

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.17	Form of Restricted Stock Unit Award.	S-1	333-190699	9/27/2013	10.14
10.18	Form of Restricted Stock Award (Directors and Senior Officers).	S-1	333-190699	9/27/2013	10.15
10.19	Form of Restricted Stock Award (General).	S-1	333-190699	9/27/2013	10.16
10.20	Form of Stock Option Award (Directors and Senior Officers).	S-1	333-190699	9/27/2013	10.17
10.21	Form of Stock Option Award (General).	S-1	333-190699	9/27/2013	10.18
10.22	Form of Restricted Stock Unit Award (Vested IPO Awards).	S-1	333-190699	9/27/2013	10.21
21.1	List of Subsidiaries	S-1	333-190699	9/10/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chairman of the Board and Co-Founder pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
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