Form 10-Q
period 2014-03-31
RE/MAX Holdings, Inc.
filed 2014-05-15
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of May 15, 2014 was 11,607,971 and 1, respectively.

TABLE OF CONTENTS

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2014 and March 31, 2013	4
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2014	5
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and March 31, 2013	6
	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	31

Item 4.	Controls and Procedures	31

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1a.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	Signatures	34

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$97,169	$88,375
Escrow cash - restricted	849	710
Accounts and notes receivable, current portion, less allowances of $4,149 and $4,122, respectively	17,607	15,980
Accounts receivable from affiliates	15	5
Other current assets	3,767	5,010
Total current assets	119,407	110,080
Property and equipment, net of accumulated depreciation of $19,733 and $19,400, respectively	2,595	2,583
Franchise agreements, net of accumulated amortization of $77,155 and $73,764, respectively	85,680	89,071
Other intangible assets, net of accumulated amortization of $8,095 and $7,912, respectively	2,355	2,486
Goodwill	72,650	72,781
Deferred tax assets, net	67,389	67,791
Investments in equity method investees	3,426	3,642
Debt issuance costs, net	2,277	2,353
Other assets	1,948	2,036
Total assets	$357,727	$352,823
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,924	$731
Accounts payable to affiliates	1,055	1,017
Escrow liabilities	849	710
Accrued liabilities	7,729	9,344
Income taxes and tax distributions payable	5,412	3,000
Dividends and other distributions payable	1,834	-
Deferred revenue and deposits	16,348	15,821
Current portion of debt	16,927	17,300
Current portion of payable to related parties pursuant to tax receivable agreements	902	902
Other current liabilities	205	206
Total current liabilities	53,185	49,031
Debt, net of current portion	210,915	211,104
Payable to related parties pursuant to tax receivable agreements, net of current portion	67,938	67,938
Deferred revenue, net of current portion	117	234
Deferred tax liabilities, net	194	195
Other liabilities, net of current portion	8,785	8,782
Total liabilities	341,134	337,284
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 11,607,971 shares issued and outstanding as of March 31, 2014 and December 31, 2013	1	1
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Additional paid-in capital	239,344	239,086
Retained earnings	3,189	1,506
Accumulated other comprehensive income	1,194	1,371
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	243,728	241,964
Non-controlling interest	(227,135)	(226,425)
Total stockholders' equity	16,593	15,539
Total liabilities and stockholders' equity	$357,727	$352,823

See notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
Continuing franchise fees	$17,704	$15,105
Annual dues	7,506	7,553
Broker fees	5,558	4,673
Franchise sales and other franchise revenue	7,909	8,153
Brokerage revenue	3,203	3,591
Total revenue	41,880	39,075
Operating expenses:
Selling, operating and administrative expenses	25,287	25,991
Depreciation and amortization	3,938	3,725
Gain on sale or disposition of assets, net	(1)	(1)
Total operating expenses	29,224	29,715
Operating income	12,656	9,360
Other expenses, net:
Interest expense	(2,466)	(3,514)
Interest income	81	74
Foreign currency transaction losses	(529)	(71)
Loss on early extinguishment of debt	-	(134)
Equity in (losses) earnings of investees	(59)	146
Total other expenses, net	(2,973)	(3,499)
Income before provision for income taxes	9,683	5,861
Provision for income taxes	(1,885)	(454)
Net income	$7,798	$5,407
Less: net income attributable to non-controlling interest	5,390	5,407
Net income attributable to RE/MAX Holdings, Inc.	$2,408	$-
Comprehensive income:
Net income	$7,798	$5,407
Change in cumulative translation adjustment	(177)	(108)
Other comprehensive loss	(177)	(108)
Comprehensive income	7,621	5,299
Less: comprehensive income attributable to non-controlling interest	5,283	5,299
Comprehensive income attributable to RE/MAX Holdings, Inc.	$2,338	$-
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.21
Diluted	$0.20
Weighted average shares of Class A common stock outstanding
Basic	11,607,971
Diluted	12,254,474
Cash dividends declared per share of Class A common stock	$0.0625

See notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A common stock		Class B common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non- controlling	Total stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	income	Interest	equity
Balances, December 31, 2013	11,607,971	$1	1	$-	$239,086	$1,506	$1,371	$(226,425)	$15,539
Net income	-	-	-	-	-	2,408	-	5,390	7,798
Distributions payable to non-controlling unitholders	-	-	-	-	-	-	-	(6,100)	(6,100)
Share-based compensation	-	-	-	-	258	-	-	-	258
Dividends payable to Class A common stockholders	-	-	-	-	-	(725)	-		(725)
Change in accumulated other comprehensive income	-	-	-	-	-	-	(177)	-	(177)
Balances, March 31, 2014	11,607,971	$1	1	$-	$239,344	$3,189	$1,194	$(227,135)	$16,593

See notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,798	$5,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,938	3,725
Bad debt expense	201	189
Loss on early extinguishment of debt	-	134
Equity-based compensation	258	380
Non-cash interest expense	89	288
Other	650	387
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,898)	(1,420)
Advances to affiliates	72	(108)
Other current and noncurrent assets	1,304	659
Other current and noncurrent liabilities	(333)	141
Deferred revenue	416	(675)
Net cash provided by operating activities	12,495	9,107
Cash flows from investing activities:
Purchases of property, equipment and software	(452)	(142)
Capitalization of trademark costs	(25)	(46)
Net cash used in investing activities	(477)	(188)
Cash flows from financing activities:
Payments on debt	(575)	(8,650)
Distributions to non-controlling unitholders	(2,552)	(10)
Payments on capital lease obligations	(54)	(73)
Deferred offering costs	-	(584)
Net cash used in financing activities	(3,181)	(9,317)
Effect of exchange rate changes on cash	(43)	34
Net increase (decrease) in cash and cash equivalents	8,794	(364)
Cash and cash equivalents, beginning of year	88,375	68,501
Cash and cash equivalents, end of period	$97,169	$68,137
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,324	$3,210
Cash paid for income taxes	1,097	832
Schedule of non-cash investing and financing activities:
Capital leases for property and equipment	$18	$73
Distributions payable to non-controlling unitholders	6,100	-
Dividends payable to Class A common stockholders	725	-

See notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013 and was capitalized on July 8, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share. A portion of the proceeds received by RE/MAX Holdings from the IPO was used to acquire the net business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”), which were subsequently contributed to RMCO, LLC and subsidiaries (“RMCO”), and the remaining proceeds were used to purchase common membership units in RMCO. After the completion of the IPO and as of March 31, 2014, RE/MAX Holdings owns 39.56% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  As a result, RE/MAX Holdings consolidates the financial position and results of operations of RMCO, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as “the Company.”

The Company is one of the world’s leading franchisors of residential and commercial real estate brokerage services throughout the United States (“U.S.”) and globally. The Company also operates real estate brokerages in the U.S. The Company’s revenue is derived from continuing franchise fees, annual dues from agents, broker fees, franchise sales and other franchise revenue (which consist of fees from initial sales and renewals of franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs) and brokerage revenue (which consists of fees assessed by the Company’s owned brokerages for services provided to their affiliated real estate agents). A franchise grants the broker-owner a license to use the RE/MAX brand, trademark, promotional and operating materials and concepts.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and comprise the condensed consolidated financial statements of the Company and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2014 and December 31, 2013, the results of its operations and cash flows for the three months ended March 31, 2014 and 2013, and changes in its stockholders’ equity for the three months ended March 31, 2014. Interim results may not be indicative of full year performance.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas in which management uses assumptions include, among other things, the establishment of the allowance for doubtful accounts and notes receivable, the determination of the estimated lives of intangible assets, equity-based compensation, the estimates of the fair value of reporting units used in the annual assessment of goodwill, the fair value of assets acquired and the amounts payable pursuant to the terms of the Tax Receivable Agreements (“TRAs”) discussed in more detail in Note 3, Non-controlling Interest. Actual results could differ from those estimates.

Principles of Consolidation

On October 7, 2013, RE/MAX Holdings completed its IPO and now holds a 39.56% economic interest in RMCO, but as managing member controls the operations, management and activities of RMCO. As a result, RE/MAX Holdings consolidates RMCO and records a non-controlling interest on its Condensed Consolidated Balance Sheets.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. There were no significant new accounting pronouncements that the Company adopted during the three months ended March 31, 2014.

Critical Accounting Judgments and Estimates

There have been no changes in the Company’s critical accounting judgments and estimates from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

3. Non-controlling Interest

The Company is the sole managing member of RMCO. As a result, the Company operates and controls all of the management, business and affairs of RMCO while owning a 39.56% minority economic interest in RMCO. Therefore, beginning on October 7, 2013, the Company began to consolidate the financial results of RMCO and its subsidiaries and recorded a non-controlling interest for the remaining 60.44% economic interest in RMCO held by RIHI, Inc. (“RIHI”). The Company’s only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between the Company and RMCO. Net income attributable to the non-controlling interest on the Condensed Consolidated Statements of Income and Comprehensive Income represents the portion of earnings attributable to the economic interest in RMCO held by the non-controlling unitholders. As of October 7, 2013, the non-controlling interest represented the carryover basis of RIHI’s capital account in RMCO. Prospectively, the non-controlling interest on the accompanying Condensed Consolidated Balance Sheets has been adjusted to reflect the distributions to and the income allocated to the non-controlling unitholders. The ownership of the common units in RMCO is summarized as follows:

	Non-controlling unitholders ownership of common units in RMCO	RE/MAX Holdings outstanding Class A common stock (equal to RE/MAX Holdings common units in RMCO)	Total
As of March 31, 2014 and December 31, 2013	17,734,600	11,607,971	29,342,571
	60.44%	39.56%	100.00%

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “New RMCO, LLC Agreement”), RMCO is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of RMCO earnings. RMCO makes such tax distributions to its members based on an estimated tax rate which is based on the terms of the New RMCO, LLC Agreement. Upon completion of its tax returns with respect to the prior year, RMCO may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. Distributions for taxes to RMCO’s non-controlling unitholders were also required, but calculated differently, in accordance with the Third Amended and Restated RMCO Limited Liability Company Agreement (the “Old RMCO, LLC Agreement”).  Distributions for taxes paid to non-controlling unitholders during the three months ended March 31, 2014 and 2013 were $2,552,000 and $0, respectively.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Distributions

Cash distributions are also made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the New RMCO, LLC Agreement.  Future cash distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the holders of the Company’s Class A common stock. The Company made a distribution of $1,108,000 to non-controlling unitholders on April 17, 2014.  On May 8, 2014, the Company declared a distribution to non-controlling unitholders of $1,108,000, which is payable on June 5, 2014. Cash distributions were also required to be made to non-controlling unitholders in an amount equal to the lesser of (1) the amount of excess cash flow payment required to be paid as a mandatory prepayment pursuant to the Company’s previous senior secured credit facility and (2) $8,000,000 in accordance with the Old RMCO, LLC Agreement. No other distributions were paid to non-controlling unitholders during the three months ended March 31, 2014 and 2013.

Payments Pursuant to the Tax Receivable Agreements

As of March 31, 2014, the Company recorded a liability of $68,840,000, representing the payments due to RMCO’s historical owners RIHI and Weston Presidio V., L.P. (“Weston Presidio”) under the TRAs (see current and non-current portion of “Payable to related parties pursuant to tax receivable agreements” on the Company’s accompanying Condensed Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $902,000 of the total amount of the estimated TRA liability. No amounts were paid pursuant to the terms of the TRAs during the three months ended March 31, 2014.

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

Obligations pursuant to the TRAs are obligations of RE/MAX Holdings. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. In general, items of income, gain, loss and deduction are allocated on the basis of the members’ ownership interests pursuant to the New RMCO, LLC Agreement after taking into consideration all relevant sections of the Internal Revenue Code.

4. Earnings Per Share and Dividends

Earnings Per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options and restricted stock units.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

Three months ended March 31, 2014
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$2,408
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	11,607,971
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	11,607,971
Add dilutive effect of the following:
Stock options	602,217
Restricted stock units	44,286
Weighted average shares of Class A common stock outstanding, diluted	12,254,474
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.21
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.20

EPS information is not applicable for reporting periods prior to the completion of the IPO which became effective on October 7, 2013. The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Dividends Declared

During the first quarter of 2014, the Company’s Board of Directors declared a quarterly dividend of $0.0625 per share on outstanding shares of Class A common stock, which was paid on April 18, 2014.  No dividends were declared or paid during the three months ended March 31, 2013.  On May 8, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.0625 per share on all outstanding shares of Class A common stock, which is payable on June 5, 2014 to shareholders of record at the close of business on May 22, 2014.

5. Acquisitions

Acquisition of HBN and Tails

In connection with the IPO effective October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of HBN and Tails for consideration paid of $7,130,000 and $20,175,000, respectively and contributed the assets to RMCO in order to expand RMCO’s owned and operated regional franchising operations in the Southwest and Central Atlantic regions of the U.S. HBN and Tails were owned in part by related parties, but were not under common control with RE/MAX Holdings and RMCO. As a result, the assets acquired constitute businesses that were accounted for using the fair value acquisition method, and the total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the total purchase price over the fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized for HBN and Tails is attributable to expected synergies and projected long term revenue growth and relates entirely to the Company’s Real Estate Franchise Services reportable segment.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of HBN and Tails had occurred on January 1, 2013. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisition, (2) factually supportable and (3) expected to have a continuing impact on the combined results. Such items include additional amortization expense associated with the valuation of the acquired franchise agreement. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

Three months ended March 31, 2013
(unaudited)
(in thousands)
Total revenue	$40,883
Net income	6,290

6.  Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands):

	Initial Weighted Average Amortization	March 31, 2014			December 31, 2013
	Period (in years)	Initial Cost	Accumulated Amortization	Net Balance	Initial Cost	Accumulated Amortization	Net Balance
Franchise agreements	12.0	$162,835	$(77,155)	$85,680	$162,835	$(73,764)	$89,071
Other intangible assets:
Software	4.2	$7,491	$(6,772)	$719	$7,463	$(6,633)	$830
Trademarks	14.9	2,959	(1,323)	1,636	2,935	(1,279)	1,656
Total other intangible assets		$10,450	$(8,095)	$2,355	$10,398	$(7,912)	$2,486

Amortization expense for the three months ended March 31, 2014 and 2013 was $3,576,000 and $3,328,000, respectively.

The estimated future amortization of intangible assets, other than goodwill, is as follows (in thousands):

Year ending December 31:
Remainder of 2014	$10,654
2015	14,022
2016	13,782
2017	9,877
2018	6,269
Thereafter	33,431
$88,035

Amounts recorded as goodwill in the Company’s accompanying Condensed Consolidated Balance Sheets are attributable to the Company’s Real Estate Franchise Services reportable segment. During 2013, the Company performed its annual assessment of goodwill and the fair value of the Company’s reporting units significantly exceeded the carrying value and no interim indicators of impairment have been identified. The following table presents changes to goodwill for the three months ended March 31, 2014 (in thousands):

Balance, January 1, 2014	$72,781
Effect of changes in foreign currency exchange rates	(131)
Balance, March 31, 2014	$72,650

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll and related employee costs	$3,586	$4,746
Accrued property taxes	731	1,159
Accrued professional fees	844	573
Lease-related accruals	747	853
Other	1,821	2,013
	$7,729	$9,344

8. Debt

Debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
2013 Senior Secured Credit Facility, principal of $575 payable quarterly, matures in July 2020, net of unamortized discount of $433 and $446 as of March 31, 2014 and December 31, 2013, respectively	$227,842	$228,404
Less current portion	(16,927)	(17,300)
	$210,915	$211,104

Maturities of debt are as follows (in thousands):

As of March 31:
Remainder of 2014	$16,352
2015	2,300
2016	2,300
2017	2,300
2018	2,300
Thereafter	202,723
$228,275

On July 31, 2013, the Company entered into a new credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.” In connection therewith, proceeds received were used to re-pay existing indebtedness pursuant to the Company’s previous credit facility. The 2013 Senior Secured Credit Facility consists of a $230,000,000 term loan facility and a $10,000,000 revolving loan facility. The proceeds provided by these term loans were used to refinance and repay existing indebtedness and for working capital, capital expenditures and general corporate purposes. Interest rates with respect to the term and revolving loans are based, at the Company’s option, on (a) adjusted LIBOR, provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3% or (b) ABR, provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate plus 1%, plus a maximum applicable margin of 2%.  The applicable margin is subject to quarterly adjustments beginning in the first quarter of 2014 based on the Company’s total leverage ratio as defined in the 2013 Senior Secured Credit Facility.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made an excess cash flow payment of $14,627,000 on April 9, 2014. Mandatory principal payments of $575,000 are due quarterly until the facility matures on July 31, 2020. During the three months ended March 31, 2013, the Company made a mandatory principal excess cash flow prepayment of $8,000,000 in accordance with the Company’s previous credit facility. The Company accounted for this mandatory principal prepayment as an early extinguishment of debt and recorded a loss during the three month period ended March 31, 2013 of approximately $134,000 related to unamortized debt discount and issuance costs. The Company may make optional prepayments of the term loan at any time; however, no such optional prepayments were made during the three months ended March 31, 2014 or 2013.

The estimated fair value of the Company’s debt as of March 31, 2014 and December 31, 2013 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at those dates and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of its 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the Company’s 2013 Senior Secured Credit Facility are included in the accompanying Condensed Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The carrying value of the Senior Secured Credit Facility was $227,842,000 and $228,404,000 as of March 31, 2014 and December 31, 2013, respectively. The fair value of the 2013 Senior Secured Credit Facility was $228,275,000 and $229,422,000 as of March 31, 2014 and December 31, 2013, respectively.

The Company had no borrowings drawn on the revolving loan facility during the three months ended March 31, 2014 or 2013 and had $10,000,000 available under the revolving loan facility as of March 31, 2014. The Company must pay a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

9. Income Taxes

RE/MAX Holdings is subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.  The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income. Prior to October 7, 2013, the Company had not been subject to U.S. federal income taxes as RMCO is organized as a limited liability company; however, RMCO was, and continues to be, subject to certain other foreign, state and local taxes. The provision for income taxes for the three months ended March 31, 2013 represents foreign income taxes of certain foreign corporate subsidiaries.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of March 31, 2014, the Company does not believe it has any significant uncertain tax positions.

10. Equity-Based Compensation

On September 30, 2013, the Company’s Board of Directors adopted the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) that provides for the grant of incentive stock options to the Company’s employees, and for the grant of shares of RE/MAX Holdings’ Class A common stock, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and any combination thereof to employees, directors and consultants of RE/MAX Holdings and RMCO.

For the three months ended March 31, 2014, the Company recognized equity-based compensation expense of $258,000 resulting from restricted stock units that were granted on the IPO date in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.  For the three months ended March 31, 2013, the Company recognized equity-based compensation expense of $380,000 related to 31,500 RMCO Class B common unit options that were granted to certain employees on November 15, 2012. On October 1, 2013 and in connection with the IPO, the Class B common unit options were split 25 for 1 and then substituted for 787,500 options to acquire shares of RE/MAX Holdings’ Class A common stock.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes equity-based compensation activity for the three months ended March 31, 2014:

	Restricted Stock Units	Options
Balance as of January 1, 2014	241,854	787,500
Granted	-	-
Exercised	-	-
Forfeited	(3,184)	-
Balance as of March 31, 2014	238,670	787,500

Vested	107,971	787,500
Unvested	130,699	-

At March 31, 2014, there were 1,642,282 additional shares available for the Company to grant under the 2013 Incentive Plan.

11. Commitments and Contingencies

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

12. Guarantees

In May 2013, the Company entered into a guarantee of the full and prompt payment and performance when due of all obligations due to a financial institution under a commercial line-of-credit agreement and note entered into by the Company’s equity-method investee, in which the Company has a 50% interest. The term of the line-of-credit agreement is twelve months and the total amount of advances requested and unpaid principal balance cannot exceed $12,500,000. The line of credit bears interest at 0.5% over the financial institution’s base rate with a floor of 4%. The Company had entered into a similar guarantee during May 2012, which expired as of May 2013. The outstanding balance on the line of credit was approximately $4,180,000 and $4,256,000 as of March 31, 2014 and December 31, 2013, respectively. The Company did not incur any payments under this guarantee in the three months ended March 31, 2014, or in any prior periods, and does not anticipate that it will incur any payments through the duration of the guarantee.

13.  Related-Party Transactions

The Company’s real estate brokerage operations pay advertising fees to regional and international advertising funds, which promote the RE/MAX brand. These advertising funds are corporations owned by a majority stockholder of RIHI as trustee for RE/MAX agents. This stockholder does not receive any compensation from these corporations, as all funds received by the corporations are required to be spent on advertising for the respective regions. During each of the three months ended March 31, 2014 and 2013, the Company’s real estate brokerage operations paid $283,000 to these advertising funds. These payments are included in “Selling, operating and administrative” expenses in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Prior to October 7, 2013, the Company’s real estate brokerage operations in the Washington, DC area paid regional continuing franchise fees, broker fees and franchise sales revenue, as do all other RE/MAX franchisees in the Central Atlantic region, to Tails. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of Tails, and as such, prior to October 7, 2013, Tails was a related party to the Company. As described in Note 5, Acquisitions, a portion of the proceeds raised during the IPO was used to purchase certain assets of Tails. For the three months ended March 31, 2013, the real estate brokerage operations expensed $71,000 in fees to Tails. These payments are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The Company’s owned real estate brokerage operations in the Washington, DC area recorded a payable to Tails’ affiliated regional advertising fund. As of March 31, 2014 and December 31, 2013, the amount of the payable was $988,000 and $945,000, respectively and is included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

The Company receives continuing franchise fees, broker fees, franchise sales and other franchise revenue from regional franchisors. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of two of these regional franchisors, HBN and Tails. The business assets of HBN and Tails were acquired by RE/MAX Holdings on October 7, 2013 as described in Note 5, Acquisitions. During the three months ended March 31, 2013, the Company received $803,000 in revenue from these entities. These amounts are included in continuing franchise fees, broker fees and franchise sales and other franchise revenue in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The Company’s majority stockholders have made and continue to make a golf course they own available to the Company for business purposes. During the three months ended March 31, 2014 and 2013, the Company used the golf course for business purposes at no charge.

The Company also provides services to certain affiliated entities such as accounting, legal, marketing, technology, human resources and public relations as it allows these companies to share its leased office space. During the three months ended March 31, 2014 and 2013, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $562,000 and $769,000, respectively. In these cases, the Company bills affiliated companies for their actual or pro rata share of such expenses. Such amounts are generally paid within 30 days and no such amounts were outstanding at March 31, 2014 or December 31, 2013.

The activity in the Company’s “Accounts receivable from affiliates” and “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable from affiliates:
RE/MAX of Texas Advertising Fund	$(1)	$(6)
International Advertising Fund	(1)	(10)
Other	17	21
Total accounts receivable from affiliates	15	5
Accounts payable to affiliates:
Other	$(1,055)	$(1,017)
Total accounts payable to affiliates	(1,055)	(1,017)
Net accounts payable to affiliates	$(1,040)	$(1,012)

14.  Segment Information

The Company has two reportable segments: Real Estate Franchise Services and Brokerage and Other. Management evaluates the operating results of its reportable segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and certain other non-cash and non-recurring cash charges (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Adjusted EBITDA for the reportable segments excludes depreciation, amortization, interest expense, net and the provision for income taxes and is then adjusted for certain other non-cash and non-recurring cash charges. Adjusted EBITDA for the reportable segments is also a key factor that is used by the Company’s internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of management for purposes of annual and other incentive compensation plans. The additional items that are adjusted to determine Adjusted EBITDA for the reportable segments include losses (gains) on the sale or disposition of assets and sublease activity, losses on the early extinguishment of debt, equity-based compensation, non-cash straight-line rent expense, salaries paid to David and Gail Liniger that the Company discontinued subsequent to the IPO, professional fees and non-recurring expenses incurred in connection with the IPO and acquisition integration costs. The Company’s Real Estate Franchise Services segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX® brand name. All of the Company’s brokerage offices in its Real Estate Franchise Services segment are franchised. The Company’s Brokerage and Other reportable segment includes the Company’s brokerage services business, the elimination of intersegment revenue and other consolidation entries as well as corporate-wide professional services expenses.

The following tables present the results of the Company’s reportable segments for the three months ended March 31, 2014 and 2013, respectively:

	Revenue (a)
	Three months ended March 31,
	2014	2013
	(in thousands)
Real Estate Franchise Services	$39,099	$35,650
Brokerage and Other	2,781	3,425
Total segment reporting revenues	$41,880	$39,075

(a)

Transactions between the Real Estate Franchise Services and the Brokerage and Other reportable segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany amounts paid from the Company’s brokerage services business of $422,000 and $353,000 for the three months ended March 31, 2014 and 2013, respectively. Such amounts are eliminated through the Brokerage and Other reportable segment.

	Adjusted EBITDA
	Three months ended March 31,
	2014	2013
	(in thousands)
Real Estate Franchise Services	$18,675	$16,246
Brokerage and Other	(2,424)	(813)
Total segment reporting adjusted EBITDA	$16,251	$15,433

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A reconciliation of the Company’s Adjusted EBITDA for its reportable segments to the Company’s consolidated balances is as follows:

	Three months ended March 31,
	2014	2013
	(in thousands)
Segment Adjusted EBITDA	$16,251	$15,433
Less:
Depreciation and amortization	3,938	3,725
Interest expense, net	2,385	3,440
Gain on sale or disposition of assets and sublease	(178)	(143)
Loss on early extinguishment of debt	-	134
Equity-based compensation	258	380
Non-cash straight-line rent expense	147	339
Chairman executive compensation	-	750
Acquisition integration costs	18	-
Public offering related expenses	-	947
Income before provision for income taxes	9,683	5,861
Provision for income taxes	1,885	454
Net income	$7,798	$5,407

Changes in Reportable Segments

As a result of changes in management’s process to assess performance and allocate resources, the Company implemented a new segment structure beginning in the second quarter of 2014.  The changes in the Company’s segment structure relate to certain corporate-wide professional services expenses, which were previously reflected in the Brokerage and Other reportable segment and, beginning in the second quarter of 2014, are being reflected in the Real Estate Franchise Services reportable segment.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in our most recent Annual Report on Form 10-K for the year ended December 31, 2013.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. For example, forward-looking statements include statements we make relating to:

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

Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K for the year ended December 31, 2013. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of RMCO, LLC (“RMCO”) and its consolidated subsidiaries prior to October 7, 2013 and RE/MAX Holdings, Inc. (“RE/MAX Holdings”) and its consolidated subsidiaries, including RMCO, commencing on October 7, 2013 (collectively, the “Company,” “we,” “our” or “us”), the effective date of our initial public offering (the “IPO”).  Subsequent to the IPO, RE/MAX Holdings began to operate and control all of the business affairs of RMCO.  As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented.

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

Our current growth strategies include the following initiatives:

•	Increase our total agent count.
•	Continue to drive franchise sales growth and agent recruitment and retention.
•	Reacquire select RE/MAX regional franchises in the U.S. and Canada.
•	Increase franchise and agent fees.

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

As a result of changes in management’s process to assess performance and allocate resources, we implemented a new segment structure beginning in the second quarter of 2014.  The changes in our segment structure relate to certain corporate-wide professional services expenses, which were previously reflected in the Brokerage and Other reportable segment and, beginning in the second quarter of 2014, are being reflected in the Real Estate Franchise Services reportable segment.

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

The following table shows our agent count at the end of the periods indicated:

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2014	2013	2013	2013	2013	2012
Agent Count:
U.S.
Company-owned regions (1)	33,911	33,416	27,343	26,846	26,189	25,819
Independent regions	21,375	21,075	26,879	26,482	26,030	25,984
U.S. Total	55,286	54,491	54,222	53,328	52,219	51,803
Canada
Company-owned regions	6,117	6,084	6,089	6,106	6,073	6,070
Independent regions	12,852	12,838	12,934	12,939	12,804	12,796
Canada Total	18,969	18,922	19,023	19,045	18,877	18,866
Outside U.S. and Canada
Company-owned regions	323	338	319	316	334	336
Independent regions	19,807	19,477	19,167	19,120	18,542	18,003
Outside U.S. and Canada Total	20,130	19,815	19,486	19,436	18,876	18,339
Total	94,385	93,228	92,731	91,809	89,972	89,008
Net change in agent count compared to the prior period	1,157	497	922	1,837	964
(1)

As of March 31, 2014 and December 31, 2013, U.S. Company-owned Regions includes agents in the Southwest and Central Atlantic regions which converted from Independent Regions to Company-owned Regions in connection with the acquisitions of the business assets of HBN and Tails on October 7, 2013.  As of the acquisition date, the Southwest and Central Atlantic regions had a total of 5,918 agents.

Revenue. The percentage of revenue from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners was 60.2% and 58.0% for the three months ended March 31, 2014 and 2013, respectively.  A smaller percentage of our revenue is based on transaction activity derived from a percentage of agent commissions and was 13.3% and 12.0% for the three months ended March 31, 2014 and 2013, respectively.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, net and the provision for income taxes, each of which is presented in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss (gain) on sale or disposition of assets and sublease, loss on early extinguishment of debt, equity-based compensation, non-cash straight-line rent expense, salaries paid to David and Gail Liniger, our Chairman and Vice Chair, respectively, that we discontinued subsequent to the completion of the IPO, expenses incurred in connection with the IPO and acquisition integration costs. See “—Non-GAAP Financial Measures.” Because Adjusted EBITDA omits certain non-cash items and other infrequent cash charges, we feel that it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and other infrequent cash charges and is more reflective of other factors that affect our operating performance.

The following table shows our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis and for our reportable segments for the periods presented:

	Three months ended March 31,
	2014	2013
	(in thousands, except margin data)
Consolidated:
Adjusted EBITDA	$16,251	$15,433
Adjusted EBITDA margins	38.8%	39.5%

Real Estate Franchise Services:
Adjusted EBITDA	$18,675	$16,246
Adjusted EBITDA margins	47.8%	45.6%

Brokerage and Other:
Adjusted EBITDA	$(2,424)	$(813)
Adjusted EBITDA margins	-87.2%	-23.7%

We generally experience lower Adjusted EBITDA margins in the first and fourth quarters of the fiscal year primarily due to lower home sale transactions in the residential housing market in the U.S. and Canada, which result in lower broker fees in these quarters. In addition, generally, our margins in the first quarter are lower because of higher selling, operating and administrative expenses incurred in connection with our annual convention and associated with year-end compliance activities.

Our Adjusted EBITDA margins result from the high margin Real Estate Franchise Services segment, and are offset slightly by the owned real estate brokerage operations, which have much lower margins due primarily to higher fixed costs resulting from rent expense and increased corporate-wide professional services expenses reflected in our Brokerage and Other segment, which in turn adversely impacts our consolidated margins.

Factors Affecting Our Consolidated Operating Results

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the following:

Initial Public Offering. On October 7, 2013, we issued and sold 11,500,000 shares of our Class A common stock at a public offering price of $22.00 per share in our IPO and became a member and the sole manager of RMCO. We are a holding company and own approximately 39.56% of the common units in RMCO. RIHI, Inc. (“RIHI”) owns the remaining 60.44% of the common units in RMCO. Our only business is to act as the sole manager of RMCO and, in that capacity, we operate and control all of the business and affairs of RMCO. As a result, on October 7, 2013, we began to consolidate the financial results of RMCO and its subsidiaries. Due to RIHI’s approximate 60.44% equity interest in RMCO, our post-IPO results reflect a significant non-controlling interest and our pre-tax income represents approximately 39.56% of RMCO’s net income. Our only source of cash flow from operations is in the form of distributions from RMCO and management fees paid by RMCO pursuant to a management services agreement between us and RMCO. Following the IPO, we became subject to U.S. federal and state income taxation on our allocable portion of the income of RMCO.

Acquisitions. Effective October 7, 2013, we used approximately $27.3 million of the proceeds from the IPO to reacquire regional franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) and contributed those assets to RMCO in exchange for an ownership interest in RMCO. As a result, the comparability of our operating results for the three months ended March 31, 2014 and 2013 is affected by these acquisitions.

Changes in Agent Count. The majority of our revenue is derived from fees and dues based on the number of agents in the RE/MAX network. Due to the low fixed cost structure of our franchise model, the addition of new agents generally requires little incremental investment in capital or infrastructure. Accordingly, the number of agents in our network (particularly in our owned U.S. and Canadian regions) is the most important factor affecting our results of operations and the addition of new agents can favorably impact our revenue and Adjusted EBITDA. Historically, the number of agents in the residential real estate industry has been highly correlated with overall home sale transaction activity. Our agent count decreased during the downturn in the U.S. housing sector, but has experienced growth for each quarter beginning in the first quarter of 2012. However, we do not use our overall home sale transaction activity on a per agent or aggregate basis in order to evaluate our results of operations. We believe that the number of agents in our network is the primary statistic that drives our revenue.

Changes in Aggregate Fee Revenue Per Agent. A significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents, including annual dues, continuing franchise fees and certain transaction or service-based fees. Our average annual revenue per agent for our Company-owned Regions in the U.S. and Canada is nearly three times greater than for our Independent Regions. Our average revenue per agent in regions outside the U.S. and Canada is substantially lower than the average revenue per agent in the U.S. and Canada. We have expanded our owned regional franchising operations through acquisitions of Independent Regions in the U.S. and Canada, and intend to pursue reacquisition of other regions in the future. In addition, other changes in our aggregate revenue per agent are derived from changes in our fee arrangements with our franchisees and agents over time. Our revenue per agent also increases in other ways including when transaction sides and transaction sizes increase since a portion of our revenue comes from fees tied to the number and size of real estate transactions closed by our agents. Due to the low fixed cost structure of our franchise model, modest increases in revenue per agent, such as the January 1, 2014 increases to the amount of annual dues billed to our U.S. and Canadian agents and the continuing franchise fees charged in our U.S. Company-owned Regions, impacts the comparability of our operating results.

Results of Operations

For comparability purposes, the following tables set forth our results of operations for the periods presented as dollars for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended March 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$17,704	$15,105	$2,599	17.2%
Annual dues	7,506	7,553	(47)	-0.6%
Broker fees	5,558	4,673	885	18.9%
Franchise sales and other franchise revenue	7,909	8,153	(244)	-3.0%
Brokerage revenue	3,203	3,591	(388)	-10.8%
Total revenue	41,880	39,075	2,805	7.2%
Operating expenses:
Selling, operating and administrative expenses	25,287	25,991	(704)	-2.7%
Depreciation and amortization	3,938	3,725	213	5.7%
Gain on sale or disposition of assets, net	(1)	(1)	-	0.0%
Total operating expenses	29,224	29,715	(491)	-1.7%
Operating income	12,656	9,360	3,296	35.2%
Other expenses, net:
Interest expense	(2,466)	(3,514)	1,048	-29.8%
Interest income	81	74	7	9.5%
Foreign currency transaction losses	(529)	(71)	(458)	645.1%
Loss on early extinguishment of debt	-	(134)	134	-100.0%
Equity in (losses) earnings of investees	(59)	146	(205)	-140.4%
Total other expenses, net	(2,973)	(3,499)	526	-15.0%
Income before provision for income taxes	9,683	5,861	3,822	65.2%
Provision for income taxes	(1,885)	(454)	(1,431)	315.2%
Net income	$7,798	$5,407	$2,391	44.2%

Adjusted EBITDA(1)	$16,251	$15,433	$818	5.3%
(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

Comparison of the Three Months Ended March 31, 2014 and 2013

Total Revenue

A summary of the components of our revenue for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$17,704	$15,105	$2,599	17.2%
Annual dues	7,506	7,553	(47)	-0.6%
Broker fees	5,558	4,673	885	18.9%
Franchise sales and other franchise revenue	7,909	8,153	(244)	-3.0%
Brokerage revenue	3,203	3,591	(388)	-10.8%
Total revenue	$41,880	$39,075	$2,805	7.2%

Continuing Franchise Fees

Continuing franchise fees increased $2.6 million from the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of the following:

—

an increase of $1.5 million due to the acquisitions and subsequent growth of HBN and Tails, which resulted in agents within Independent Regions being converted to agents within Company-owned Regions, and gave us the right to earn 100% of the fixed continuing franchise fees per agent;

—	an increase of $0.9 million and $0.2 million in our Company-owned Regions and Independent Regions in the U.S., respectively, due to an increase in agent count; and
—	an increase of $0.3 million due to the January 1, 2014 increase in continuing franchise fees of $3 per month per agent in our U.S. Company-owned Regions.

The aforementioned increases were offset by the weakening of the Canadian dollar compared to the U.S. dollar, which negatively impacted revenue by approximately $0.3 million.

Annual Dues

Revenue from annual dues increased $0.2 million due to an overall increase in total agent count of 4,413 from March 31, 2013 to March 31, 2014, of which 3,159 agents were located in the U.S. and Canada. The aforementioned increase was offset by the effect of an approximately comparable amount of revenue reflected in reported revenue for the three months ended March 31, 2013 related to a targeted program that was subsequently reversed during the three months ended June 30, 2013.  The weakening of the Canadian dollar against the U.S. dollar also adversely impacted annual dues revenue during the three months ended March 31, 2014 by approximately $0.1 million.  As a result of the revenue recognition pattern associated with annual dues, the impact of the increase in annual dues membership fees of $10 per agent annually for our U.S. and Canadian agents did not significantly impact the three months ended March 31, 2014.

Broker Fees

Revenue from broker fees increased $0.9 million due to additional broker fees of $0.4 million that resulted from the acquisitions and subsequent growth of HBN and Tails, which converted agents from Independent Regions to Company-owned Regions resulting in a higher portion of broker fees for these agents being retained by us. Excluding acquisition activity, revenue from broker fees earned from Company-owned Regions in the U.S. and Canada increased $0.5 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due primarily to an increase in agent count. The aforementioned increases in revenue from broker fees were offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted broker fees revenue during the three months ended March 31, 2014 by approximately $0.1 million.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue decreased $0.2 million primarily due to a $0.7 million decrease in revenue recognized due to lower attendance at our 2014 annual convention held in March.  The 2013 annual convention celebrated our fortieth anniversary and attendance was unusually high. This decrease was offset by an increase in franchise sales and renewals of $0.6 million driven by an overall increase in the total number of office franchise sales and an increase in franchise sales revenue related to global regional franchise sales during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents, decreased $0.4 million in part as a result of lower agent count and also due to reduced home sales volume in our owned brokerage offices.

Operating Expenses

A summary of the components of our operating expenses for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$25,287	$25,991	$(704)	-2.7%
Depreciation and amortization	3,938	3,725	213	5.7%
Gain on sale or disposition of assets, net	(1)	(1)	-	0.0%
Total operating expenses	$29,224	$29,715	$(491)	-1.7%
Percent of revenue	69.8%	76.0%

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses decreased $0.7 million as follows:

—

Personnel costs decreased $0.2 million from $11.2 million for the three months ended March 31, 2013 compared to $11.0 million for the three months ended March 31, 2014. The decrease in personnel costs was primarily driven by a decrease of $0.8 million due to the discontinuance of salaries paid to David and Gail Liniger subsequent to the closing of the IPO. This decrease was offset by additional personnel costs of $0.5 million associated with the acquisitions of HBN and Tails and an increase in general personnel costs of $0.2 million driven primarily by employee incentives.

—

Professional fees decreased $0.2 million from $2.5 million for the three months ended March 31, 2013 compared to $2.3 million for the three months ended March 31, 2014 due primarily to expenses incurred during the three months ended March 31, 2013 in connection with the IPO and related reorganization transactions offset by increases in professional fees incurred during the three months ended March 31, 2014 related to legal and compliance expenses incurred associated with being a public company.

—

Rent expense decreased $0.4 million from $3.5 million for the three months ended March 31, 2013 compared to $3.1 million for the three months ended March 31, 2014, due to increased sublease income received on our corporate headquarters and reductions in rent expense due to renegotiation of leases at our owned brokerages offices.

—

Other selling, operating and administrative expenses increased $0.1 million from $8.8 million for the three months ended March 31, 2013 compared to $8.9 million for the three months ended March 31, 2014. This increase was primarily driven by additional expenses incurred as a result of being a public company including directors’ and officers’ liability insurance, directors’ fees, transfer agent fees and other similar expenses, offset by a decrease in marketing expense incurred related to our 2014 annual convention in March.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of an increase of $0.4 million of additional amortization expense related to intangible assets acquired from HBN and Tails in October 2013 and a net decrease in depreciation expense of $0.2 million related to assets that became fully depreciated.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,466)	$(3,514)	$1,048	-29.8%
Interest income	81	74	7	9.5%
Foreign currency transaction losses	(529)	(71)	(458)	645.1%
Loss on early extinguishment of debt	-	(134)	134	-100.0%
Equity in (losses) earnings of investees	(59)	146	(205)	-140.4%
Total other expenses, net	$(2,973)	$(3,499)	$526	-15.0%
Percent of revenue	-7.1%	-9.0%

Other expenses, net decreased $0.5 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of reduced interest expense due to a reduction in interest rates between our previous senior secured credit facility and our new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto, entered into by RE/MAX, LLC, a wholly owned subsidiary of RMCO (the “Senior Secured Credit Facility”). The aforementioned reduction in interest expense was offset by an increase in foreign currency transaction losses of $0.5 million primarily as a result of the weakening of the Canadian dollar compared to the U.S. dollar.

Provision for Income Taxes

The provision for income taxes increased $1.4 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in the provision for income taxes is related to U.S. federal and state income tax obligations related to the Company’s allocable portion of the net income of RMCO subsequent to the IPO. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and thus, is treated as a “flow through entity.”

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins were $16.3 million and 38.8% for the three months ended March 31, 2014, an increase of $0.8 million or 5.3% from the comparable prior year period. The increase in Adjusted EBITDA was principally the result of an Adjusted EBITDA contribution of $1.4 million arising from the acquisitions of HBN and Tails and an increase in total revenue, excluding acquisition activity, of $0.9 million due primarily to agent growth and fee increases. Acquisition activity and revenue growth were offset by an increase of $0.8 million in selling, operating and administrative expenses, adjusted for certain non-cash items such as equity-based compensation expense, straight-line rent expense and certain non-recurring cash charges, including executive compensation costs and public offering related expenses incurred during the three months ended March 31, 2013 primarily related to increased costs associated with being a public company. Adjusted EBITDA was also negatively impacted by an increase in foreign currency transaction losses of $0.5 million as the Canadian dollar weakened against the U.S. dollar and a decrease in equity in (losses) earnings of investees of $0.2 million.

Non-GAAP Financial Measures

The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of non-U.S. generally accepted accounting principles (“GAAP”) financial measures, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, net and the provision for income taxes, each of which is presented in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss (gain) on sale or disposition of assets and sublease, loss on early extinguishment of debt, equity-based compensation, non-cash straight-line rent expense, salaries paid to David and Gail Liniger that we have not continued to pay subsequent to the completion of the IPO, expenses incurred in connection with the IPO and acquisition integration costs.

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

A reconciliation of Adjusted EBITDA to net income for our consolidated results and reportable segments for the three months ended March 31, 2014 and 2013 is set forth in the following table:

	Three months ended March 31,
	2014	2013
	(in thousands)
Consolidated:
Net income	$7,798	$5,407
Depreciation and amortization	3,938	3,725
Interest expense	2,466	3,514
Interest income	(81)	(74)
Provision for income taxes	1,885	454
EBITDA	16,006	13,026
Gain on sale or disposition of assets and sublease (1)	(178)	(143)
Loss on early extinguishment of debt (2)	-	134
Equity-based compensation (3)	258	380
Non-cash straight-line rent expense (4)	147	339
Chairman executive compensation (5)	-	750
Acquisition integration costs (6)	18	-
Public offering related expenses (7)	-	947
Adjusted EBITDA	$16,251	$15,433

Real Estate Franchise Services:
Net income	$9,797	$6,235
Depreciation and amortization	3,868	3,611
Interest expense	2,462	3,512
Interest income	(81)	(74)
Provision for income taxes	2,337	454
EBITDA	18,383	13,738
Gain on sale or disposition of assets and sublease (1)	(196)	(77)
Loss on early extinguishment of debt (2)	-	134
Equity-based compensation (3)	258	380
Non-cash straight-line rent expense (4)	212	374
Chairman executive compensation (5)	-	750
Acquisition integration costs (6)	18	-
Public offering related expenses (7)	-	947
Adjusted EBITDA	$18,675	$16,246

Brokerage and Other:
Net loss	$(1,999)	$(828)
Depreciation and amortization	70	114
Interest expense	4	2
Interest income	-	-
Provision for income taxes	(452)	-
EBITDA	(2,377)	(712)
Loss (gain) on sale or disposition of assets and sublease (1)	18	(66)
Non-cash straight-line rent expense (4)	(65)	(35)
Adjusted EBITDA	$(2,424)	$(813)
(1)	Represents losses (gains) on the sale or disposition of assets as well as the gain on the sublease of a portion of our corporate headquarters office building.
(2)	Represents losses incurred on early extinguishment of debt on our Senior Secured Credit Facility.

(3)

Equity-based compensation includes non-cash compensation expense recorded related to unit options granted to employees pursuant to RMCO’s 2011 Unit Option Plan during the three months ended March 31, 2013 as well as the non-cash compensation expense recorded related to restricted stock units granted in connection with the IPO pursuant to the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan during the three months ended March 31, 2014. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(4)	Represents the non-cash charge to appropriately record rent expense on a straight-line basis over the term of the lease agreement taking into consideration escalation in monthly cash payments.
(5)

Represents the salaries we paid to David Liniger, our Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder. Such salaries have not been paid subsequent to the IPO, and will not be paid in future periods.

(6)

Acquisition integration costs include fees incurred in connection with our acquisition of certain assets of HBN and Tails in October 2013. Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

(7)	Represents costs incurred in connection with the IPO.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market, which have contributed to increasing annual operating cash flows. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of agents in the RE/MAX network. Our primary sources of liquidity are our existing cash balances and availability under our Senior Secured Credit Facility. Our historical cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of selling, operating and administrative expenses, (iii) principal payments and related interest expense on our Senior Secured Credit Facility, (iv) distributions and other payments to non-controlling unitholders, (v) corporate tax payments paid by the Company and (vi) cash consideration for acquisitions and acquisition-related expenses.

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

Sources and Uses of Cash

Three Months Ended March 31, 2014 and 2013

As of March 31, 2014, we had cash and cash equivalents of $97.2 million, of which approximately $19.9 million was held by our foreign entities.  Cash and cash equivalents increased $8.8 million from $88.4 million as of December 31, 2013 to $97.2 million as of March 31, 2014. The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$12,495	$9,107	$3,388
Investing activities	(477)	(188)	(289)
Financing activities	(3,181)	(9,317)	6,136
Effect of exchange rate changes on cash	(43)	34	(77)
Net change in cash and cash equivalents	$8,794	$(364)	$9,158

For the three months ended March 31, 2014, we generated $3.4 million more cash from operations compared to the three months ended March 31, 2013. The increase in cash provided by operating activities was primarily attributable to an increase in net income of $2.4 million, adjusted for non-cash charges, primarily resulting from incremental income from acquisition activity and revenue growth from increased agent count and fee increases.  Cash used in working capital also increased by $1.0 million due primarily to fluctuations in deferred revenue resulting from the January 1, 2014 annual dues increase and from lower registration fees received and deferred as of December 31, 2013 for our 2014 annual convention as compared to registration fees received and deferred as of December 31, 2012.

Cash used in investing activities increased $0.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily as a result of an increase in the purchases of property, equipment and software.

For the three months ended March 31, 2014, we used $6.1 million less cash through financing activities compared to the three months ended March 31, 2013. The decrease in cash used in financing activities was primarily attributable to a mandatory excess cash flow prepayment of $8.0 million made on our previous senior secured credit facility during the three months ended March 31, 2013 compared to no such payment during the three months ended March 31, 2014 and a decrease of $0.6 million in capitalized costs incurred in connection with the IPO. We made an excess cash flow payment pursuant to the terms of our Senior Secured Credit Facility of $14.6 million in April 2014.  Cash used in financing activities also increased $2.5 million as a result of increased tax distributions paid to RMCO’s non-controlling unitholders pursuant to the terms of the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “New RMCO, LLC Agreement”).

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

Term loans are repaid in quarterly installments of $0.6 million, with the balance of the term loan due at maturity. The maturity date of all of the term loans under the Senior Secured Credit Facility is July 31, 2020. Term loans may be optionally prepaid by RE/MAX, LLC at any time. All amounts outstanding under the revolving line of credit must be repaid on July 31, 2018.

At any time amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio.

As of March 31, 2014, we had $227.8 million of term loans outstanding, net of an unamortized discount, had no revolving loans outstanding and had $10.0 million available under our Senior Secured Credit Facility.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure. We have existing cash balances, cash flows from operating activities and access to our revolving line of credit available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $0.5 million and $0.1 million during the three months ended March 31, 2014 and 2013, respectively. Amounts paid for purchases of property and equipment related to leasehold improvements and spending on purchased and developed software related to investments in our information technology infrastructure.

Acquisitions of Businesses

On October 7, 2013, we acquired the regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails for $27.3 million in the aggregate.

Dividends

As of March 31, 2014, we had not paid any dividends. On March 21, 2014, we declared a quarterly dividend of $0.0625 per share on all outstanding shares of Class A common stock, which was paid on April 18, 2014. On May 8, 2014, we declared a quarterly dividend of $0.0625 per share on all outstanding shares of Class A common stock, which is payable on June 5, 2014 to shareholders of record at the close of business on May 22, 2014.  The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and to the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the New RMCO, LLC Agreement, RMCO is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of RMCO earnings. RMCO makes such tax distributions to its members based on an estimated tax rate which is based on the terms of the New RMCO, LLC Agreement. Upon completion of its tax returns with respect to the prior year, RMCO may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. Distributions for taxes to RMCO’s non-controlling unitholders were also required, but calculated differently, in accordance with the Third Amended and Restated RMCO Limited Liability Company Agreement (the “Old RMCO, LLC Agreement”).  Distributions for taxes paid to non-controlling unitholders during the three months ended March 31, 2014 and 2013 were $2.6 million and $0, respectively.

Other Distributions

Cash distributions are also made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the New RMCO, LLC Agreement and the Old RMCO, LLC Agreement.  We made a distribution of $1.1 million to our non-controlling unitholders on April 18, 2014.  On May 8, 2014, we declared a pro rata distribution to our non-controlling unitholders of $1.1 million, which is payable on June 5, 2014.  We expect that future distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments made to the holders of our Class A common stock.

Off Balance Sheet Arrangements

Other than the guarantee of a performance agreement and a line of credit agreement disclosed in Note 12 of our unaudited condensed consolidated financial statements, we have no material off balance sheet arrangements as of March 31, 2014.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013, for which there were no material changes, included:

—	Allowance for Accounts and Notes Receivable
—	Goodwill Impairment Testing
—	Franchise Agreements and Other Intangible Assets
—	Acquisitions – Purchase Price Allocation
—	Income Tax Accounting
—	Payments Pursuant to the Tax Receivable Agreements
—	Equity-Based Compensation

Recently Issued Accounting Pronouncements

We meet the definition of an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”). We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. There were no significant new accounting pronouncements that we adopted during the three months ended March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large franchisees. In addition, our investment strategy has been to invest in financial instruments that are highly liquid, readily convertible into cash and mature within three months from the date of purchase. We do not use derivative instruments to mitigate the impact of our market risk exposures. We have also not used derivatives for trading or speculative purposes. We are exposed to financial market risks, primarily changes in interest rates and fluctuations in foreign currency.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At March 31, 2014, $227.8 million in term loans were outstanding under our Senior Secured Credit Facility net of an unamortized discount. As of March 31, 2014, the undrawn borrowing availability under the revolving line of credit under our Senior Secured Credit Facility was $10.0 million. The interest rate on our Senior Secured Credit Facility entered into in July 2013 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of international franchisees in Canada and 95 other countries. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. We had foreign currency transaction losses of approximately $0.5 million and $0.1 million during the three months ended March 31, 2014 and 2013, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. During the three months ended March 31, 2014, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $1.0 million.

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

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1a. Risk Factors

There have been no material changes in our risk factors since those published in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	May 15, 2014	By:	/S/ David L. Liniger
David L. Liniger Chairman and Co-Founder (Principal Executive Officer)

Date:	May 15, 2014	By:	/S/ David M. Metzger
David M. Metzger Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)