Form 10-Q
period 2014-06-30
RE/MAX Holdings, Inc.
filed 2014-08-14
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of August 13, 2014 was 11,577,452 and 1, respectively.

TABLE OF CONTENTS

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2014 and June 30, 2013	4
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2014	5
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and June 30, 2013	6
	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	36

Item 4.	Controls and Procedures	36

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1a.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

	Signatures	40

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$84,620	$88,375
Escrow cash - restricted	1,003	710
Accounts and notes receivable, current portion, less allowances of $4,413 and $4,122, respectively	19,228	15,980
Accounts receivable from affiliates	-	5
Income taxes receivable	1,194	-
Other current assets	3,244	5,010
Total current assets	109,289	110,080
Property and equipment, net of accumulated depreciation of $19,961 and $19,400, respectively	2,585	2,583
Franchise agreements, net of accumulated amortization of $80,547 and $73,764, respectively	82,288	89,071
Other intangible assets, net of accumulated amortization of $8,267 and $7,912, respectively	2,244	2,486
Goodwill	72,793	72,781
Deferred tax assets, net	66,564	67,791
Investments in equity method investees	3,611	3,642
Debt issuance costs, net	2,051	2,353
Other assets	1,941	2,036
Total assets	$343,366	$352,823
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$996	$731
Accounts payable to affiliates	1,059	1,017
Escrow liabilities	1,003	710
Accrued liabilities	7,501	9,344
Income taxes and tax distributions payable	162	3,000
Deferred revenue and deposits	17,483	15,821
Current portion of debt	10,877	17,300
Current portion of payable to related parties pursuant to tax receivable agreements	902	902
Other current liabilities	207	206
Total current liabilities	40,190	49,031
Debt, net of current portion	201,844	211,104
Payable to related parties pursuant to tax receivable agreements, net of current portion	67,938	67,938
Deferred revenue, net of current portion	117	234
Deferred tax liabilities, net	203	195
Other liabilities, net of current portion	8,914	8,782
Total liabilities	319,206	337,284
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 11,577,452 shares issued and outstanding as of June 30, 2014; 11,607,971 shares issued and outstanding as of December 31, 2013	1	1
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	238,725	239,086
Retained earnings	6,845	1,506
Accumulated other comprehensive income	1,380	1,371
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	246,951	241,964
Non-controlling interest	(222,791)	(226,425)
Total stockholders' equity	24,160	15,539
Total liabilities and stockholders' equity	$343,366	$352,823

See notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Continuing franchise fees	$18,024	$15,839	$35,728	$30,944
Annual dues	7,643	7,044	15,149	14,597
Broker fees	8,016	6,827	13,574	11,500
Franchise sales and other franchise revenue	4,554	4,594	12,463	12,747
Brokerage revenue	4,062	4,937	7,265	8,528
Total revenue	42,299	39,241	84,179	78,316
Operating expenses:
Selling, operating and administrative expenses	19,475	21,992	44,762	47,983
Depreciation and amortization	3,812	3,707	7,750	7,432
Loss (gain) on sale or disposition of assets, net	-	45	(1)	44
Total operating expenses	23,287	25,744	52,511	55,459
Operating income	19,012	13,497	31,668	22,857
Other expenses, net:
Interest expense	(2,286)	(3,411)	(4,752)	(6,925)
Interest income	66	68	147	142
Foreign currency transaction gains (losses)	836	(345)	307	(416)
Loss on early extinguishment of debt	(178)	-	(178)	(134)
Equity in earnings of investees	188	316	129	462
Total other expenses, net	(1,374)	(3,372)	(4,347)	(6,871)
Income before provision for income taxes	17,638	10,125	27,321	15,986
Provision for income taxes	(3,129)	(577)	(5,014)	(1,031)
Net income	$14,509	$9,548	$22,307	$14,955
Less: net income attributable to non-controlling interest	10,132	9,548	15,519	14,955
Net income attributable to RE/MAX Holdings, Inc.	$4,377	$-	$6,788	$-
Comprehensive income:
Net income	$14,509	$9,548	$22,307	$14,955
Change in cumulative translation adjustment	186	(190)	9	(298)
Other comprehensive income (loss)	186	(190)	9	(298)
Comprehensive income	14,695	9,358	22,316	14,657
Less: comprehensive income attributable to non-controlling interest	10,244	9,358	15,524	14,657
Comprehensive income attributable to RE/MAX Holdings, Inc.	$4,451	$-	$6,792	$-
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.38		$0.59
Diluted	$0.36		$0.55
Weighted average shares of Class A common stock outstanding
Basic	11,593,885		11,600,889
Diluted	12,230,014		12,238,189
Cash dividends declared per share of Class A common stock	$0.0625		$0.1250

See notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A common stock		Class B common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non- controlling	Total stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	income	interest	equity
Balances, December 31, 2013	11,607,971	$1	1	$-	$239,086	$1,506	$1,371	$(226,425)	$15,539
Net income	-	-	-	-	-	6,788	-	15,519	22,307
Distributions paid to non-controlling unitholders	-	-	-	-	-	-	-	(11,885)	(11,885)
Share-based compensation	-	-	-	-	332	-	-	-	332
Dividends paid to Class A common stockholders	-	-	-	-	-	(1,449)	-	-	(1,449)
Change in accumulated other comprehensive income	-	-	-	-	-	-	9	-	9
Excess tax benefit realized on delivery of vested restricted stock units	-	-	-	-	125	-	-	-	125
Cancellation of vested restricted stock units to satisfy statutory tax withholding requirements	(30,519)	-	-	-	(818)	-	-	-	(818)
Balances, June 30, 2014	11,577,452	$1	1	$-	$238,725	$6,845	$1,380	$(222,791)	$24,160

See notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$22,307	$14,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,750	7,432
Bad debt expense	305	265
Loss on early extinguishment of debt	178	134
Equity-based compensation	332	701
Non-cash interest expense	186	571
Other	1,312	246
Changes in operating assets and liabilities:
Accounts and notes receivable, current portion	(3,542)	(2,414)
Advances to/from affiliates	(12)	249
Other current and noncurrent assets	1,854	675
Other current and noncurrent liabilities	(2,777)	496
Deferred revenue and deposits	1,549	145
Net cash provided by operating activities	29,442	23,455
Cash flows from investing activities:
Purchases of property, equipment and software	(702)	(482)
Proceeds from sale of property and equipment	1	3
Capitalization of trademark costs	(58)	(91)
Net cash used in investing activities	(759)	(570)
Cash flows from financing activities:
Payments on debt	(15,740)	(9,300)
Distributions to non-controlling unitholders	(14,437)	(20,683)
Dividends to Class A common stockholders	(1,449)	-
Payments on capital lease obligations	(103)	(158)
Deferred offering costs	-	(2,511)
Excess tax benefit realized on delivery of vested restricted stock units	125	-
Tax withholding payment for vested restricted stock units upon delivery	(818)	-
Net cash used in financing activities	(32,422)	(32,652)
Effect of exchange rate changes on cash	(16)	(152)
Net decrease in cash and cash equivalents	(3,755)	(9,919)
Cash and cash equivalents, beginning of year	88,375	68,501
Cash and cash equivalents, end of period	$84,620	$58,582
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,507	$6,374
Cash paid for income taxes	4,197	1,149
Schedule of non-cash investing and financing activities:
Capital leases for property and equipment	$18	$160

See notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013 and was capitalized on July 8, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share. A portion of the proceeds received by RE/MAX Holdings from the IPO was used to acquire the net business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”), which were subsequently contributed to RMCO, LLC and subsidiaries (“RMCO”), and the remaining proceeds were used to purchase common membership units in RMCO. After completion of the IPO, RE/MAX Holdings owned 39.56% of the common membership units in RMCO and as of June 30, 2014, RE/MAX Holdings owns 39.50% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  As a result, RE/MAX Holdings consolidates the financial position and results of operations of RMCO, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is one of the world’s leading franchisors of residential and commercial real estate brokerage services throughout the United States (“U.S.”) and globally. The Company also operates a small number of real estate brokerages in the U.S. The Company’s revenue is derived from continuing franchise fees, annual dues from agents, broker fees, franchise sales and other franchise revenue (which consist of fees from initial sales and renewals of franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs) and brokerage revenue (which consists of fees assessed by the Company’s owned brokerages for services provided to their affiliated real estate agents). A franchise grants the broker-owner a license to use the RE/MAX brand, trademark, promotional and operating materials and concepts.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and comprise the condensed consolidated financial statements of the Company and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2014 and December 31, 2013, the results of its operations for the three and six months ended June 30, 2014 and 2013, changes in its stockholders’ equity for the six months ended June 30, 2014 and results of its cash flows for the six months ended June 30, 2014 and 2013. Interim results may not be indicative of full year performance.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas in which management uses assumptions include, among other things, the establishment of the allowance for doubtful accounts and notes receivable, the determination of the estimated lives of intangible assets, equity-based compensation, the estimates of the fair value of reporting units used in the annual assessment of goodwill, the fair value of assets acquired and the amounts payable pursuant to the terms of the Tax Receivable Agreements (“TRAs”) discussed in more detail in Note 3, Non-controlling Interest. Actual results could differ from those estimates.

Reclassifications

Certain items in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2013 have been reclassified to conform to the 2014 presentation.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

RE/MAX Holdings holds an approximate 40% economic interest in RMCO, but as its managing member, RE/MAX Holdings controls RMCO’s operations, management and activities. As a result, RE/MAX Holdings consolidates RMCO and records a non-controlling interest in the accompanying Condensed Consolidated Balance Sheets and records net income attributable to the non-controlling interest in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO. As a result, RE/MAX Holdings operates and controls all of the management, business and affairs of RMCO while owning a 39.50% and 39.56% minority economic interest in RMCO as of June 30, 2014 and December 31, 2013, respectively. Beginning on October 7, 2013, RE/MAX Holdings began to consolidate the financial results of RMCO and recorded a non-controlling interest for the remaining 60.50% and 60.44% economic interest in RMCO held by RIHI, Inc. (“RIHI”) as of June 30, 2014 and December 31, 2013, respectively. RE/MAX Holdings’ minority economic interest in RMCO decreased due to the cancellation of 30,519 common units in RMCO in May 2014 as discussed in more detail in Note 10, Equity-Based Compensation. RE/MAX Holdings’ only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between RE/MAX Holdings and RMCO. Net income attributable to the non-controlling interest in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income represents the portion of earnings attributable to the economic interest in RMCO held by the non-controlling unitholders. As of October 7, 2013, the non-controlling interest in the accompanying Condensed Consolidated Balance Sheets represented the carryover basis of RIHI’s capital account in RMCO. Prospectively, the non-controlling interest has been adjusted to reflect tax and other cash distributions made to, and the income allocated to, the non-controlling unitholders. The ownership of the common units in RMCO is summarized as follows:

	June 30, 2014		December 31, 2013
	Shares	Ownership %	Shares	Ownership %
Non-controlling unitholders ownership of common units in RMCO	17,734,600	60.50%	17,734,600	60.44%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	11,577,452	39.50%	11,607,971	39.56%
	29,312,052	100.00%	29,342,571	100.00%

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The aforementioned ownership percentages are used to calculate the net income attributable to RE/MAX Holdings. A reconciliation from “Income before provision for income taxes” to “Net income attributable to RE/MAX Holdings, Inc.” for the three and six months ended June 30, 2014 is detailed as follows (in thousands, except percentages):

	Three months ended June 30, 2014	Six months ended June 30, 2014
Income before provision for income taxes	$17,638	$27,321
Ownership percentage of controlling interest	39.53%	39.55%
Income before provision for income taxes attributable to RE/MAX Holdings, Inc.	6,972	10,805
Provision for income taxes attributable to RE/MAX Holdings, Inc.	(2,595)	(4,017)
Net income attributable to RE/MAX Holdings, Inc.	$4,377	$6,788

A reconciliation of the “Provision for income taxes” for the three and six months ended June 30, 2014 is detailed as follows (in thousands):

	Three months ended June 30, 2014	Six months ended June 30, 2014
Provision for income taxes attributable to RE/MAX Holdings, Inc. (a)	$(2,595)	$(4,017)
Provision for income taxes attributable to entities other than RE/MAX Holdings, Inc. (b)	(534)	(997)
Provision for income taxes	$(3,129)	$(5,014)
(a)

The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes as well as RE/MAX Holdings’ approximate 40% share of the taxes imposed directly on RE/MAX, LLC, a wholly-owned subsidiary of RMCO, related to tax liabilities in certain foreign jurisdictions of approximately $351,000 and $654,000 for the three and six months ended June 30, 2014, respectively.

(b)

The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “New RMCO, LLC Agreement”), RMCO is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover each members’ tax liabilities, if any, with respect to their allocable share of RMCO earnings. RMCO makes such tax distributions to its members based on an estimated tax rate in accordance with the terms of the New RMCO, LLC Agreement. Upon completion of its tax returns with respect to the prior year, RMCO may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. Distributions for taxes paid to or on behalf of non-controlling unitholders were $12,221,000 during the six months ended June 30, 2014, and are recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity. For the six months ended June 30, 2013, distributions for taxes to RMCO’s non-controlling unitholders were also required, but calculated differently, in accordance with the Third Amended and Restated RMCO Limited Liability Company Agreement (the “Old RMCO, LLC Agreement”).  Distributions for taxes paid to non-controlling unitholders during the six months ended June 30, 2013 were $12,683,000.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Distributions

Cash distributions are also made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the New RMCO, LLC Agreement.  Future cash distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the holders of the Company’s Class A common stock. The Company made distributions of $1,108,000 to non-controlling unitholders on each of April 17, 2014 and June 5, 2014, which are recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity. On August 6, 2014, the Company declared a distribution to non-controlling unitholders of $1,108,000, which is payable on September 3, 2014. Cash distributions were also required to be made to non-controlling unitholders in accordance with the Old RMCO, LLC Agreement in an amount equal to the lesser of (1) the amount of excess cash flow payment required to be paid as a mandatory prepayment pursuant to the Company’s previous senior secured credit facility and (2) $8,000,000. Other distributions paid to non-controlling unitholders during the six months ended June 30, 2013 were $8,000,000.

Payments Pursuant to the Tax Receivable Agreements

As of June 30, 2014, the Company recorded a liability of $68,840,000, representing the payments due to RMCO’s historical owners RIHI and Weston Presidio V., L.P. (“Weston Presidio”) under the terms of the TRAs (see current and non-current portion of “Payable to related parties pursuant to tax receivable agreements” in the Company’s accompanying Condensed Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $902,000 of the total amount of the estimated TRA liability. No amounts were paid pursuant to the terms of the TRAs during the six months ended June 30, 2014.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three months ended June 30, 2014	Six months ended June 30, 2014
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$4,377	$6,788
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	11,593,885	11,600,889
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	11,593,885	11,600,889
Add dilutive effect of the following:
Stock options	587,906	590,953
Restricted stock units	48,223	46,347
Weighted average shares of Class A common stock outstanding, diluted	12,230,014	12,238,189
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.38	$0.59
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.36	$0.55

EPS information is not applicable for reporting periods prior to the completion of the IPO which became effective on October 7, 2013. The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Dividends

During the six months ended June 30, 2014, the Company’s Board of Directors declared quarterly dividends of $0.0625 per share on outstanding shares of Class A common stock in both the first and second quarters of 2014, representing $1,449,000 in total dividends. Of this amount, $725,000 was paid on April 18, 2014 and $724,000 was paid on June 5, 2014.  No dividends were declared or paid during the six months ended June 30, 2013.  On August 6, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.0625 per share on all outstanding shares of Class A common stock, which is payable on September 3, 2014 to shareholders of record at the close of business on August 20, 2014.

5. Acquisitions

Acquisition of HBN and Tails

In connection with the IPO effective October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of HBN and Tails for consideration paid of $7,130,000 and $20,175,000, respectively, and contributed the assets to RMCO in order to expand RMCO’s owned and operated regional franchising operations in the Southwest and Central Atlantic regions of the U.S. HBN and Tails were owned in part by related parties, but were not under common control with RE/MAX Holdings and RMCO. As a result, the assets acquired constitute businesses that were accounted for using the fair value acquisition method, and the total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the total purchase price over the fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized for HBN and Tails is attributable to expected synergies and projected long term revenue growth and relates entirely to the Company’s Real Estate Franchise Services reportable segment.

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

Six months ended June 30, 2013
(unaudited)
(in thousands)
Total revenue	$82,262
Net income	17,157

6.  Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands):

	Initial Weighted Average Amortization	June 30, 2014			December 31, 2013
	Period (in years)	Initial Cost	Accumulated Amortization	Net Balance	Initial Cost	Accumulated Amortization	Net Balance
Franchise agreements	12.0	$162,835	$(80,547)	$82,288	$162,835	$(73,764)	$89,071
Other intangible assets:
Software	4.2	$7,502	$(6,900)	$602	$7,463	$(6,633)	$830
Trademarks	14.8	3,009	(1,367)	1,642	2,935	(1,279)	1,656
Total other intangible assets		$10,511	$(8,267)	$2,244	$10,398	$(7,912)	$2,486

Amortization expense for the three months ended June 30, 2014 and 2013 was $3,562,000 and $2,962,000, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $7,138,000 and $6,290,000, respectively.

The estimated future amortization of intangible assets, other than goodwill, is as follows (in thousands):

Year ending December 31:
Remainder of 2014	$7,102
2015	14,042
2016	13,801
2017	9,886
2018	6,272
Thereafter	33,429
$84,532

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amounts recorded as goodwill in the Company’s accompanying Condensed Consolidated Balance Sheets are attributable to the Company’s Real Estate Franchise Services reportable segment. During 2013, the Company performed its annual assessment of goodwill and the fair value of the Company’s reporting units significantly exceeded the carrying value and no interim indicators of impairment have been identified. The following table presents changes to goodwill for the six months ended June 30, 2014 (in thousands):

Balance, January 1, 2014	$72,781
Effect of changes in foreign currency exchange rates	12
Balance, June 30, 2014	$72,793

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll and related employee costs	$3,877	$4,746
Accrued property taxes	1,039	1,159
Accrued professional fees	778	573
Lease-related accruals	763	853
Other	1,044	2,013
	$7,501	$9,344

8. Debt

Debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
2013 Senior Secured Credit Facility, principal of $538 payable quarterly, matures in July 2020, net of unamortized discount of $390 and $446 as of June 30, 2014 and December 31, 2013, respectively	$212,721	$228,404
Less current portion	(10,877)	(17,300)
	$201,844	$211,104

Maturities of debt are as follows (in thousands):

As of June 30:
Remainder of 2014	$1,076
2015	2,152
2016	2,152
2017	2,152
2018	2,152
Thereafter	203,427
$213,111

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On July 31, 2013, the Company entered into a new credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.” In connection therewith, proceeds received were used to re-pay existing indebtedness pursuant to the Company’s previous credit facility. The 2013 Senior Secured Credit Facility consists of a $230,000,000 term loan facility and a $10,000,000 revolving loan facility. The proceeds provided by the term loan facility were used to refinance and repay existing indebtedness and for working capital, capital expenditures and general corporate purposes. Interest rates with respect to the term loan facility and revolving loan facility are based, at the Company’s option, on (a) adjusted London Interbank Offered Rate (“LIBOR”), provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3% or (b) Alternate Base Rate (“ABR”), provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate plus 1%, plus a maximum applicable margin of 2%.  The applicable margin is subject to quarterly adjustments beginning in the first quarter of 2014 based on the Company’s total leverage ratio as defined in the 2013 Senior Secured Credit Facility.

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made an excess cash flow payment of $14,627,000 on April 9, 2014. As of June 30, 2014, the Company expects to make an estimated mandatory principal excess cash flow prepayment of $8,725,000 pursuant to the terms of the 2013 Senior Secured Credit Facility within the next 12 month period. Mandatory principal payments of $538,000 are due quarterly until the facility matures on July 31, 2020 and will be reduced pro rata by the amount of any excess cash flow principal payments made. During the six months ended June 30, 2013, the Company made a mandatory principal excess cash flow prepayment of $8,000,000 in accordance with the terms of the Company’s previous credit facility. The Company accounted for the mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss during the six months ended June 30, 2014 and 2013 of approximately $178,000 and $134,000, respectively, related to unamortized debt discount and issuance costs. The Company may make optional prepayments on the term loan facility at any time; however, no such optional prepayments were made during the six months ended June 30, 2014 or 2013.

The estimated fair value of the Company’s debt as of June 30, 2014 and December 31, 2013 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at those dates and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of its 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the Company’s 2013 Senior Secured Credit Facility are included in the accompanying Condensed Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The carrying value of the 2013 Senior Secured Credit Facility was $212,721,000 and $228,404,000 as of June 30, 2014 and December 31, 2013, respectively. The fair value of the 2013 Senior Secured Credit Facility was $212,577,000 and $229,422,000 as of June 30, 2014 and December 31, 2013, respectively.

The Company had no borrowings drawn on the revolving loan facility during the six months ended June 30, 2014 or 2013 and had $10,000,000 available under the revolving loan facility as of June 30, 2014. The Company must pay a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

9. Income Taxes

RE/MAX Holdings is subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.  The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income. The “Provision for income taxes” is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings. The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes and RE/MAX Holdings’ approximate 40% share of taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions. The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC that are allocated to the non-controlling interest. Prior to October 7, 2013, the Company had not been subject to U.S. federal income taxes as RMCO is organized as a limited liability company; however, RMCO was, and continues to be, subject to certain other foreign, state and local taxes. The provision for income taxes for the three and six months ended June 30, 2013 represents foreign income taxes of certain foreign corporate subsidiaries.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of June 30, 2014, the Company does not believe it has any significant uncertain tax positions.

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

On October 7, 2013, the Company granted 107,971 restricted stock units to certain employees in connection with the IPO that vested upon grant. The underlying shares were issued on May 20, 2014, of which 30,519 shares were withheld and cancelled to cover the Company’s tax withholding obligation associated with the employees’ statutory income tax requirements. The estimated value of the withheld shares was $818,000. Concurrently, 30,519 common units in RMCO owned by RE/MAX Holdings were cancelled. The related corporate income tax benefit realized upon the issuance of the underlying shares was approximately $125,000 and recorded in “Additional paid-in capital” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity.

For the three and six months ended June 30, 2014, the Company recognized stock-based compensation expense of $74,000 and $332,000, respectively, in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income resulting from restricted stock units that were granted on October 7, 2013. For the three and six months ended June 30, 2013, the Company recognized equity-based compensation expense of $321,000 and $701,000, respectively, related to 31,500 RMCO Class B common unit options that were granted to certain employees on November 15, 2012. In connection with the IPO, the RMCO Class B common unit options were split 25 for 1 and then substituted for 787,500 options to acquire shares of RE/MAX Holdings’ Class A common stock.

The following table summarizes equity-based compensation activity for the six months ended June 30, 2014:

	Restricted Stock Units	Options
Balance as of January 1, 2014	241,854	787,500
Granted	-	-
Exercised	-	-
Forfeited	(9,550)	-
Delivered and exchanged for shares of Class A common stock	(77,452)	-
Cancelled	(30,519)	-
Balance as of June 30, 2014	124,333	787,500

Vested	-	787,500
Unvested	124,333	-

At June 30, 2014, there were 1,679,167 additional shares available for the Company to grant under the 2013 Incentive Plan.

11. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable operating leases, subject to certain provisions for renewal options and escalation clauses.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. Management of the Company believes such matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

12. Guarantees

In May 2014, the Company entered into a guarantee of the full and prompt payment and performance when due of all obligations due to a financial institution under a commercial line-of-credit agreement and note entered into by the Company’s equity-method investee, a residential mortgage operation in which the Company has a 50% interest. The term of the line-of-credit agreement is twelve months and the total amount of advances requested and unpaid principal balance cannot exceed $15,000,000. The line of credit bears interest at 0.5% over the financial institution’s base rate with a floor of 3.75%. The Company had entered into a similar guarantee during May 2013, which expired as of May 2014. The outstanding balance on the line of credit was approximately $5,445,000 and $4,256,000 as of June 30, 2014 and December 31, 2013, respectively. The Company did not incur any payments under this guarantee during the six months ended June 30, 2014, or in any prior periods, and does not anticipate that it will incur any payments through the duration of the guarantee.

13.  Related-Party Transactions

The Company’s real estate brokerage operations pay advertising fees to regional and international advertising funds, which promote the RE/MAX brand. These advertising funds are corporations owned by a majority stockholder of RIHI as trustee for RE/MAX agents. This stockholder does not receive any compensation from these corporations, as all funds received by the corporations are required to be spent on advertising for the respective regions. During the three months ended June 30, 2014 and 2013, the Company’s real estate brokerage operations paid $288,000 and $289,000, respectively, to these advertising funds. During the six months ended June 30, 2014 and 2013, the Company’s real estate brokerage operations paid $571,000 and $572,000, respectively, to these advertising funds. These payments are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Prior to October 7, 2013, the Company’s real estate brokerage operations in the Washington, DC area paid regional continuing franchise fees, broker fees and franchise sales revenue, as do all other RE/MAX franchisees in the Central Atlantic region, to Tails. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of Tails, and as such, prior to October 7, 2013, Tails was a related party to the Company. As described in Note 5, Acquisitions, a portion of the proceeds raised during the IPO was used to purchase certain assets of Tails. For the three and six months ended June 30, 2013, the real estate brokerage operations expensed $76,000 and $147,000, respectively, in fees to Tails. These payments are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The Company’s owned real estate brokerage operations in the Washington, DC area recorded a payable to Tails’ affiliated regional advertising fund. As of June 30, 2014 and December 31, 2013, the amount of the payable was $958,000 and $945,000, respectively, and is included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

The Company receives continuing franchise fees, broker fees, franchise sales and other franchise revenue from regional franchisors. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of two of these regional franchisors, HBN and Tails. The business assets of HBN and Tails were acquired by RE/MAX Holdings on October 7, 2013 as described in Note 5, Acquisitions. During the three and six months ended June 30, 2013, the Company received $933,000 and $1,736,000, respectively, in total revenue from these entities. These amounts are included in continuing franchise fees, broker fees and franchise sales and other franchise revenue in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The Company’s majority stockholders have made and continue to make a golf course they own available to the Company for business purposes. During the six months ended June 30, 2014 and 2013, the Company used the golf course for business purposes at no charge.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company also provides services to certain affiliated entities such as accounting, legal, marketing, technology, human resources and public relations services as it allows these companies to share its leased office space. During the three months ended June 30, 2014 and 2013, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $550,000 and $827,000, respectively. During the six months ended June 30, 2014 and 2013, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $1,112,000 and $1,596,000, respectively. In these cases, the Company bills affiliated companies for their actual or pro rata share of such expenses. Such amounts are generally paid within 30 days and no such amounts were outstanding at June 30, 2014 or December 31, 2013.

The activity in the Company’s “Accounts receivable from affiliates” and “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable from affiliates:
RE/MAX of Texas Advertising Fund	$-	$(6)
International Advertising Fund	-	(10)
Other	-	21
Total accounts receivable from affiliates	-	5
Accounts payable to affiliates:
RE/MAX Central Atlantic Region Advertising Fund	$(958)	$(945)
Other	(101)	(72)
Total accounts payable to affiliates	(1,059)	(1,017)
Net accounts payable to affiliates	$(1,059)	$(1,012)

14.  Segment Information

The Company has two reportable segments: Real Estate Franchise Services and Brokerages. Management evaluates the operating results of its reportable segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

As a result of changes in management’s process to assess performance and allocate resources, the Company implemented a new segment structure beginning in the second quarter of 2014.  The changes in the Company’s segment structure relate to certain corporate-wide professional services expenses, which were previously reflected in the Brokerage and Other reportable segment and, beginning in the second quarter of 2014, are being reflected in the Real Estate Franchise Services reportable segment. All prior segment information has been reclassified to reflect the Company’s new segment structure.

Adjusted EBITDA for the reportable segments excludes depreciation, amortization, interest expense, net and the provision for income taxes and is then adjusted for other non-cash and non-recurring cash charges or other items. Adjusted EBITDA for the reportable segments is also a key factor that is used by the Company’s internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of management for purposes of annual and other incentive compensation plans. The additional items that are adjusted to determine Adjusted EBITDA for the reportable segments include losses (gains) on the sale or disposition of assets and sublease activity, losses on the early extinguishment of debt, equity-based compensation, non-cash straight-line rent expense, salaries paid to David and Gail Liniger that the Company discontinued subsequent to the IPO, professional fees and non-recurring expenses incurred in connection with the IPO and acquisition integration costs. The Company’s Real Estate Franchise Services reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name and the Company’s corporate-wide professional services expenses. All of the Company’s brokerage offices in its Real Estate Franchise Services reportable segment are franchised. The Company’s Brokerages reportable segment includes the Company’s brokerage services business and reflects the elimination of intersegment revenue and other consolidation entries.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the results of the Company’s reportable segments for the three and six months ended June 30, 2014 and 2013, respectively:

	Revenue (a)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Real Estate Franchise Services	$38,699	$34,884	$77,798	$70,534
Brokerages	3,600	4,357	6,381	7,782
Consolidated revenue	$42,299	$39,241	$84,179	$78,316

(a)

Transactions between the Real Estate Franchise Services and the Brokerages reportable segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services reportable segment include intercompany amounts paid from the Company’s brokerage services business of $463,000 and $393,000 for the three months ended June 30, 2014 and 2013, respectively, and $885,000 and $746,000 for the six months ended June 30, 2014 and 2013, respectively. Such amounts are eliminated in the Brokerages reportable segment.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Adjusted EBITDA
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Real Estate Franchise Services:
Net income	$14,188	$8,431	$22,558	$14,214
Depreciation and amortization	3,742	3,610	7,610	7,221
Interest expense	2,283	3,410	4,745	6,922
Interest income	(66)	(68)	(147)	(142)
Provision for income taxes	3,073	577	5,056	1,031
EBITDA	23,220	15,960	39,822	29,246
Gain on sale or disposition of assets and sublease	(86)	(95)	(282)	(172)
Loss on early extinguishment of debt	178	-	178	134
Equity-based compensation	74	321	332	701
Non-cash straight-line rent expense	290	336	502	710
Chairman executive compensation	-	750	-	1,500
Acquisition integration costs	45	222	63	222
Public offering related expenses	-	2,533	-	3,480
Adjusted EBITDA	$23,721	$20,027	$40,615	$35,821

Brokerages:
Net income (loss)	$321	$1,117	$(251)	$741
Depreciation and amortization	70	97	140	211
Interest expense	3	1	7	3
Interest income	-	-	-	-
Provision for income taxes	56	-	(42)	-
EBITDA	450	1,215	(146)	955
Loss (gain) on sale or disposition of assets and sublease	39	(10)	57	(76)
Non-cash straight-line rent expense	(20)	35	(85)	-
Adjusted EBITDA	$469	$1,240	$(174)	$879

Consolidated:
Net income	$14,509	$9,548	$22,307	$14,955
Depreciation and amortization	3,812	3,707	7,750	7,432
Interest expense	2,286	3,411	4,752	6,925
Interest income	(66)	(68)	(147)	(142)
Provision for income taxes	3,129	577	5,014	1,031
EBITDA	23,670	17,175	39,676	30,201
Gain on sale or disposition of assets and sublease	(47)	(105)	(225)	(248)
Loss on early extinguishment of debt	178	-	178	134
Equity-based compensation	74	321	332	701
Non-cash straight-line rent expense	270	371	417	710
Chairman executive compensation	-	750	-	1,500
Acquisition integration costs	45	222	63	222
Public offering related expenses	-	2,533	-	3,480
Adjusted EBITDA	$24,190	$21,267	$40,441	$36,700

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. For example, forward-looking statements include statements we make relating to:

•	our expectations regarding consumer trends in residential real estate transactions;
•	our expectations regarding overall economic and demographic trends, including the continued recovery of the United States (“U.S.”) residential real estate market;
•	our expectations regarding our performance during future downturns in the housing sector;
•	our growth strategy of increasing our agent count;
•	our ability to expand our network of franchises at higher than average rates in both new and existing but underpenetrated markets;
•	our expectations regarding agent count and productivity;
•	our growth strategy of increasing our number of closed transaction sides and transaction sides per agent;
•	our expectations of the effects of the reacquisitions of the regional franchise rights in the Southwest and Central Atlantic regions of the U.S. on our results of operations;
•	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
•	the pursuit of future reacquisitions of Independent Regions;
•	our future financial performance;
•	our ability to forecast selling, operating and administrative expenses;
•	the effects of laws applying to our business;
•	our ability to retain our senior management and other key employees;
•	our intention to pursue additional intellectual property protections;
•	our future compliance with U.S. or state franchise regulations; and
•	other plans and objectives for future operations, growth, initiatives or strategies.

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

We operate in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprises the operations of our owned and independent global franchising operations and corporate-wide professional services expenses. The Brokerages reportable segment contains the operations of our 21 owned brokerage offices in the U.S. which represent less than 1% of RE/MAX brokerages in the U.S. and the results of operations of a mortgage brokerage company in which we own a non-controlling interest, and reflects the elimination of intersegment revenue and other consolidation entities. Our reportable segments represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess performance and to allocate resources.

As a result of changes in management’s process to assess performance and allocate resources, we implemented a new segment structure beginning in the second quarter of 2014.  The changes in our segment structure relate to certain corporate-wide professional services expenses, which were previously reflected in the Brokerage and Other reportable segment and, beginning in the second quarter of 2014, are being reflected in the Real Estate Franchise Services reportable segment. All prior segment information has been reclassified to reflect our new segment structure.

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

The following table shows our agent count at the end of the periods indicated:

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2014	2014	2013	2013	2013	2013	2012
Agent Count:
U.S.
Company-owned regions (1)	34,686	33,911	33,416	27,343	26,846	26,189	25,819
Independent regions (1)	21,576	21,375	21,075	26,879	26,482	26,030	25,984
U.S. Total	56,262	55,286	54,491	54,222	53,328	52,219	51,803
Canada
Company-owned regions	6,212	6,117	6,084	6,089	6,106	6,073	6,070
Independent regions	12,818	12,852	12,838	12,934	12,939	12,804	12,796
Canada Total	19,030	18,969	18,922	19,023	19,045	18,877	18,866
Outside U.S. and Canada
Company-owned regions	301	323	338	319	316	334	336
Independent regions	20,496	19,807	19,477	19,167	19,120	18,542	18,003
Outside U.S. and Canada Total	20,797	20,130	19,815	19,486	19,436	18,876	18,339
Total	96,089	94,385	93,228	92,731	91,809	89,972	89,008
Net change in agent count compared to the prior period	1,704	1,157	497	922	1,837	964
(1)

As of June 30, 2014, March 31, 2014 and December 31, 2013, U.S. Company-owned Regions include agents in the Southwest and Central Atlantic regions which converted from Independent Regions to Company-owned Regions in connection with the acquisitions of the business assets of HBN and Tails on October 7, 2013.  As of the acquisition date, the Southwest and Central Atlantic regions had a total of 5,918 agents.

Revenue. The percentage of revenue from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners was 60.7% and 58.3% for the three months ended June 30, 2014 and 2013, respectively, and was 60.4% and 58.2% for the six months ended June 30, 2014 and 2013, respectively.  A smaller percentage of our revenue is based on transaction activity derived from a percentage of agent commissions and was 19.0% and 17.4% for the three months ended June 30, 2014 and 2013, respectively, and was 16.1% and 14.7% for the six months ended June 30, 2014 and 2013, respectively.

Adjusted EBITDA. We present Adjusted EBITDA because we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Our management uses Adjusted EBITDA as a factor in evaluating the performance of our business. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. See below under “—Non-GAAP Financial Measures” for further discussion of our presentation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income on a consolidated basis and for our reportable segments.

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, net and the provision for income taxes, each of which is presented in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: losses (gains) on sale or disposition of assets and sublease, losses on early extinguishment of debt, equity-based compensation, non-cash straight-line rent expense, salaries paid to David and Gail Liniger, our Chairman and Vice Chair, respectively, that we discontinued subsequent to the completion of the IPO, professional fees and non-recurring expenses incurred in connection with the IPO and acquisition integration costs. See “—Non-GAAP Financial Measures.” Because Adjusted EBITDA omits certain non-cash items and other non-recurring cash charges or other items, we feel that it is less susceptible to variances that affect our operating performance resulting from depreciation, amortization and other non-cash and non-recurring cash charges or other items and is more reflective of other factors that affect our operating performance.

The following table shows our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis and for our reportable segments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except margin data)
Consolidated:
Adjusted EBITDA	$24,190	$21,267	$40,441	$36,700
Adjusted EBITDA margins	57.2%	54.2%	48.0%	46.9%

Real Estate Franchise Services:
Adjusted EBITDA	$23,721	$20,027	$40,615	$35,821
Adjusted EBITDA margins	61.3%	57.4%	52.2%	50.8%

Brokerages:
Adjusted EBITDA	$469	$1,240	$(174)	$879
Adjusted EBITDA margins	13.0%	28.5%	-2.7%	11.3%

We generally experience lower Adjusted EBITDA margins in the first and fourth quarters of the fiscal year primarily due to lower home sale transactions in the residential housing market in the U.S. and Canada, which result in lower broker fee revenue in these quarters. In addition, generally, our margins in the first quarter are lower because of higher selling, operating and administrative expenses incurred in connection with our annual convention and associated with year-end compliance activities.

Our Adjusted EBITDA margins result from the high margin Real Estate Franchise Services reportable segment, and are offset slightly by the owned real estate brokerage operations, which have much lower margins due primarily to higher fixed costs resulting from rent expense and increased personnel costs reflected in our Brokerages reportable segment, which in turn adversely impacts our consolidated margins.

Factors Affecting Our Consolidated Operating Results

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the following:

Initial Public Offering. On October 7, 2013, we issued and sold 11,500,000 shares of our Class A common stock at a public offering price of $22.00 per share in our IPO and became a member and the sole manager of RMCO. We are a holding company and own 39.50% of the common units in RMCO as of June 30, 2014. RIHI, Inc. (“RIHI”) owns the remaining 60.50% of the common units in RMCO. Our only business is to act as the sole manager of RMCO and, in that capacity, we operate and control all of the business and affairs of RMCO. As a result, on October 7, 2013, we began to consolidate the financial results of RMCO and its subsidiaries. Due to RIHI’s approximate 60% equity interest in RMCO, our post-IPO results reflect a significant non-controlling interest and our pre-tax income represents approximately 40% of RMCO’s net income for the three and six months ended June 30, 2014. Our only source of cash flow from operations is in the form of distributions from RMCO and management fees paid by RMCO pursuant to a management services agreement between us and RMCO. Following the IPO, we became subject to U.S. federal and state income taxation on our allocable portion of the income of RMCO.

Acquisitions. Effective October 7, 2013, we used approximately $27.3 million of the proceeds from the IPO to reacquire regional franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) and contributed those assets to RMCO in exchange for an ownership interest in RMCO. As a result, the comparability of our operating results for the three and six months ended June 30, 2014 and 2013 is affected by these acquisitions.

Changes in Agent Count. The majority of our revenue is derived from fees and dues based on the number of agents in the RE/MAX network. Due to the low fixed cost structure of our franchise model, the addition of new agents generally requires little incremental investment in capital or infrastructure. Accordingly, the number of agents in our network (particularly in our Company-owned Regions in the U.S. and Canada) is the most important factor affecting our results of operations and the addition of new agents can favorably impact our revenue and Adjusted EBITDA. Historically, the number of agents in the residential real estate industry has been highly correlated with overall home sale transaction activity. Our agent count decreased during the downturn in the U.S. housing sector, but has experienced growth for each quarter beginning in the first quarter of 2012. However, we do not use our overall home sale transaction activity on a per agent or aggregate basis in order to evaluate our results of operations. We believe that the number of agents in our network is the primary statistic that drives our revenue.

Changes in Aggregate Fee Revenue Per Agent. A significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents, including annual dues, continuing franchise fees and certain transaction or service-based fees. Our average annual revenue per agent for our Company-owned Regions in the U.S. and Canada is nearly three times greater than for our Independent Regions. Our average revenue per agent in regions outside the U.S. and Canada is substantially lower than the average revenue per agent in the U.S. and Canada. We have expanded our owned regional franchising operations through acquisitions of Independent Regions in the U.S. and Canada, and intend to pursue reacquisition of other regions in the future. In addition, other changes in our aggregate revenue per agent are derived from changes in our fee arrangements with our franchisees and agents over time. Our revenue per agent also increases in other ways including when transaction sides and transaction sizes increase. This is because a portion of our revenue comes from fees tied to the number and size of real estate transactions closed by our agents. Due to the low fixed cost structure of our franchise model, modest increases in revenue per agent, such as the January 1, 2014 increases to the amount of annual dues billed to our U.S. and Canadian agents and the continuing franchise fees charged in our U.S. Company-owned Regions, impact the comparability of our operating results.

Results of Operations

The following tables set forth our results of operations for the periods presented as dollars for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$18,024	$15,839	$35,728	$30,944
Annual dues	7,643	7,044	15,149	14,597
Broker fees	8,016	6,827	13,574	11,500
Franchise sales and other franchise revenue	4,554	4,594	12,463	12,747
Brokerage revenue	4,062	4,937	7,265	8,528
Total revenue	42,299	39,241	84,179	78,316
Operating expenses:
Selling, operating and administrative expenses	19,475	21,992	44,762	47,983
Depreciation and amortization	3,812	3,707	7,750	7,432
Loss (gain) on sale or disposition of assets, net	-	45	(1)	44
Total operating expenses	23,287	25,744	52,511	55,459
Operating income	19,012	13,497	31,668	22,857
Other expenses, net:
Interest expense	(2,286)	(3,411)	(4,752)	(6,925)
Interest income	66	68	147	142
Foreign currency transaction gains (losses)	836	(345)	307	(416)
Loss on early extinguishment of debt	(178)	-	(178)	(134)
Equity in earnings of investees	188	316	129	462
Total other expenses, net	(1,374)	(3,372)	(4,347)	(6,871)
Income before provision for income taxes	17,638	10,125	27,321	15,986
Provision for income taxes	(3,129)	(577)	(5,014)	(1,031)
Net income	$14,509	$9,548	$22,307	$14,955

Adjusted EBITDA(1)	$24,190	$21,267	$40,441	$36,700
(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

Comparison of the Three Months Ended June 30, 2014 and 2013

Total Revenue

A summary of the components of our revenue for the three months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$18,024	$15,839	$2,185	13.8%
Annual dues	7,643	7,044	599	8.5%
Broker fees	8,016	6,827	1,189	17.4%
Franchise sales and other franchise revenue	4,554	4,594	(40)	-0.9%
Brokerage revenue	4,062	4,937	(875)	-17.7%
Total revenue	$42,299	$39,241	$3,058	7.8%

Continuing Franchise Fees

Continuing franchise fees increased $2.2 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of the following:

•

an increase of $1.5 million due to the acquisitions and subsequent growth of HBN and Tails, which resulted in agents within Independent Regions being converted to agents within Company-owned Regions, and gave us the right to earn 100% of the fixed continuing franchise fees per agent;

•	an increase of $0.6 million and $0.1 million in our Company-owned Regions and Independent Regions in the U.S., respectively, due to an increase in agent count; and
•	an increase of $0.3 million due to the January 1, 2014 increase in continuing franchise fees of $3 per month per agent in our U.S. Company-owned Regions.

The aforementioned increases were partially offset by the weakening of the Canadian dollar compared to the U.S. dollar, which negatively impacted revenue during the three months ended June 30, 2014 by approximately $0.2 million.

Annual Dues

Revenue from annual dues increased $0.6 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the following:

•	an increase of $0.2 million due to the overall increase in total agent count of 4,280 from June 30, 2013 to June 30, 2014, of which 2,919 agents were located in the U.S. and Canada;
•	an increase of $0.1 million due to the January 1, 2014 increase in annual dues membership fees of $10 per agent for our U.S. and Canadian agents billed in their respective local currencies; and
•

an increase of $0.3 million due to the effect of reported revenue for the three months ended March 31, 2013 related to a targeted program that was subsequently reversed during the three months ended June 30, 2013.

The aforementioned increases were partially offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted annual dues revenue during the three months ended June 30, 2014 by approximately $0.1 million.

Broker Fees

Revenue from broker fees increased $1.2 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to additional broker fees of $0.6 million from the acquisitions and subsequent growth of HBN and Tails, which converted agents from Independent Regions to Company-owned Regions resulting in a higher portion of broker fees being retained by us for these agents. Excluding acquisition activity, revenue from broker fees earned from Company-owned and Independent Regions in the U.S. and Canada increased $0.6 million due primarily to an increase in agent count. The aforementioned increases in broker fee revenue were partially offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted broker fee revenue during the three months ended June 30, 2014 by approximately $0.1 million.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue remained flat at $4.6 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Franchise sales and other franchise revenue increased $0.2 million primarily due to an increase in other franchise revenue recognized from our preferred marketing arrangements. This increase was offset by a reduction in revenue of $0.2 million driven primarily by a decrease in franchise sales revenue related to global regional franchise sales.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents, decreased $0.9 million as a result of reduced management fee revenue recognized by our owned brokerage offices and a reduction in the number of closed transaction sides and home sales volume.

Operating Expenses

A summary of the components of our operating expenses for the three months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$19,475	$21,992	$(2,517)	-11.4%
Depreciation and amortization	3,812	3,707	105	2.8%
Loss on sale or disposition of assets, net	-	45	(45)	-100.0%
Total operating expenses	$23,287	$25,744	$(2,457)	-9.5%
Percent of revenue	55.1%	65.6%

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses decreased $2.5 million as follows:

•

Personnel costs decreased $0.1 million from $10.4 million for the three months ended June 30, 2013 compared to $10.3 million for the three months ended June 30, 2014. Personnel costs decreased $0.8 million due to the discontinuance of salaries paid to David and Gail Liniger subsequent to the closing of the IPO. The aforementioned decrease was partially offset by additional personnel costs of $0.5 million associated with the acquisitions of HBN and Tails and increased severance charges of $0.3 million for certain employees that were terminated in 2014.

•

Professional fees decreased $2.1 million from $3.6 million for the three months ended June 30, 2013 compared to $1.5 million for the three months ended June 30, 2014 due primarily to expenses incurred during the three months ended June 30, 2013 in connection with the IPO and related reorganization transactions offset by increases in professional fees incurred during the three months ended June 30, 2014 related to legal and compliance expenses associated with being a public company.

•

Rent expense decreased $0.4 million from $3.5 million for the three months ended June 30, 2013 compared to $3.1 million for the three months ended June 30, 2014, due to increased sublease income recognized on our corporate headquarters and reductions in rent expense due to renegotiation of leases and a reduction in the number of owned brokerage offices.

•

Other selling, operating and administrative expenses increased $0.1 million from $4.5 million for the three months ended June 30, 2013 compared to $4.6 million for the three months ended June 30, 2014. This increase was primarily driven by additional expenses incurred as a result of acquiring HBN and Tails and becoming a public company, including directors’ and officers’ liability insurance, directors’ fees, transfer agent fees and other similar expenses, offset by a decrease of $0.3 million of foreign withholding tax expense recorded in selling, operating and administrative expenses in 2013, which is recorded in the provision for income taxes in 2014 as a result of the changes in our structure upon becoming a public company.

Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of an increase of $0.4 million of additional amortization expense related to intangible assets acquired from HBN and Tails in October 2013, offset by a net decrease in depreciation expense of $0.3 million related to assets that became fully depreciated.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,286)	$(3,411)	$1,125	-33.0%
Interest income	66	68	(2)	-2.9%
Foreign currency transaction gains (losses)	836	(345)	1,181	-342.3%
Loss on early extinguishment of debt	(178)	-	(178)	*
Equity in earnings of investees	188	316	(128)	-40.5%
Total other expenses, net	$(1,374)	$(3,372)	$1,998	-59.3%
Percent of revenue	-3.2%	-8.6%

* Calculation not meaningful

Other expenses, net decreased $2.0 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of reduced interest expense due to a reduction in interest rates between our previous senior secured credit facility and our new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto, entered into by RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO (the “2013 Senior Secured Credit Facility”). Additionally, the impact of foreign currency transactions reduced other expenses, net by $1.2 million as a result of fluctuations in exchange rates of the U.S. dollar against primarily the Canadian dollar and an increase in cash held in Canadian dollars during the three months ended June 30, 2014. The aforementioned reductions in other expenses, net were offset by the loss on early extinguishment of debt of $0.2 million recorded during the three months ended June 30, 2014 as a result of the mandatory principal excess cash flow prepayment made in April 2014 pursuant to the terms of our 2013 Senior Secured Credit Facility. We made a mandatory principal excess cash flow prepayment on our previous senior secured credit facility in March 2013.

Provision for Income Taxes

The provision for income taxes increased $2.6 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in the provision for income taxes is primarily related to U.S. federal and state income tax obligations on our allocable portion of the net income of RMCO subsequent to the IPO. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity.”

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins were $24.2 million and 57.2% for the three months ended June 30, 2014, an increase of $2.9 million or 13.7% from the comparable prior year period. The increase in Adjusted EBITDA was principally the result of an Adjusted EBITDA contribution of $1.5 million arising from the acquisitions of HBN and Tails and an increase in total revenue, excluding acquisition activity, of $1.0 million due primarily to agent growth and fee increases. Acquisition activity and revenue growth were partially offset by an increase of $0.6 million in selling, operating and administrative expenses, adjusted for certain non-cash items such as equity-based compensation expense, straight-line rent expense and certain non-recurring cash charges, including executive compensation costs and public offering related expenses incurred during the three months ended June 30, 2013. Adjusted EBITDA was also positively impacted by $1.2 million from the comparable prior year period related to foreign currency transaction gains.

Comparison of the Six Months Ended June 30, 2014 and 2013

Total Revenue

A summary of the components of our revenue for the six months ended June 30, 2014 and 2013 is as follows:

	Six months ended June 30,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$35,728	$30,944	$4,784	15.5%
Annual dues	15,149	14,597	552	3.8%
Broker fees	13,574	11,500	2,074	18.0%
Franchise sales and other franchise revenue	12,463	12,747	(284)	-2.2%
Brokerage revenue	7,265	8,528	(1,263)	-14.8%
Total revenue	$84,179	$78,316	$5,863	7.5%

Continuing Franchise Fees

Continuing franchise fees increased $4.8 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of the following:

•

an increase of $3.0 million due to the acquisitions and subsequent growth of HBN and Tails, which resulted in agents within Independent Regions being converted to agents within Company-owned Regions, and gave us the right to earn 100% of the fixed continuing franchise fees per agent;

•	an increase of $1.5 million and $0.3 million in our Company-owned Regions and Independent Regions in the U.S., respectively, due to an increase in agent count; and
•	an increase of $0.6 million due to the January 1, 2014 increase in continuing franchise fees of $3 per month per agent in our U.S. Company-owned Regions.

The aforementioned increases were partially offset by the weakening of the Canadian dollar compared to the U.S. dollar, which negatively impacted revenue during the six months ended June 30, 2014 by approximately $0.5 million.

Annual Dues

Revenue from annual dues increased $0.6 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to an overall increase in total agent count of 4,280 from June 30, 2013 to June 30, 2014 and as a result of the January 1, 2014 increase in annual dues membership fees of $10 per agent for our U.S. and Canadian agents billed in their respective local currencies. The aforementioned increases were partially offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted annual dues revenue during the six months ended June 30, 2014 by approximately $0.2 million.

Broker Fees

Revenue from broker fees increased $2.1 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to additional broker fees of $1.0 million from the acquisitions and subsequent growth of HBN and Tails, which converted agents from Independent Regions to Company-owned Regions resulting in a higher portion of broker fees being retained by us for these agents. Excluding acquisition activity, revenue from broker fees earned from Company-owned and Independent Regions in the U.S. and Canada increased $1.1 million due primarily to an increase in agent count. The aforementioned increases in broker fee revenue were partially offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted broker fee revenue during the six months ended June 30, 2014 by approximately $0.2 million.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue decreased $0.3 million primarily due to a $0.7 million decrease in revenue recognized due to lower attendance at our 2014 annual convention held in March. The 2013 annual convention celebrated our fortieth anniversary and attendance was unusually high. This decrease was offset by an increase in revenue from franchise sales and renewals of $0.4 million driven by an overall increase in the total number of office franchise sales and an increase in franchise sales revenue related to global regional franchise sales as well as a net increase of $0.1 million of other franchise revenue recognized from our preferred marketing arrangements and approved supplier programs.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents, decreased $1.3 million as a result of reduced management fee revenue recognized by our owned brokerages and a reduction in home sales volume.

Operating Expenses

A summary of the components of our operating expenses for the six months ended June 30, 2014 and 2013 is as follows:

	Six months ended June 30,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$44,762	$47,983	$(3,221)	-6.7%
Depreciation and amortization	7,750	7,432	318	4.3%
(Gain) loss on sale or disposition of assets, net	(1)	44	(45)	-102.3%
Total operating expenses	$52,511	$55,459	$(2,948)	-5.3%
Percent of revenue	62.4%	70.8%

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses decreased $3.2 million as follows:

•

Personnel costs decreased $0.2 million from $21.5 million for the six months ended June 30, 2013 compared to $21.3 million for the six months ended June 30, 2014. Personnel costs decreased $1.5 million due to the discontinuance of salaries paid to David and Gail Liniger subsequent to the closing of the IPO. This decrease was partially offset by additional personnel costs of $1.0 million associated with the acquisitions of HBN and Tails.

•

Professional fees decreased $2.3 million from $6.1 million for the six months ended June 30, 2013 compared to $3.8 million for the six months ended June 30, 2014 due primarily to expenses incurred during the six months ended June 30, 2013 in connection with the IPO and related reorganization transactions offset by increases in professional fees incurred during the six months ended June 30, 2014 related to legal and compliance expenses associated with being a public company.

•

Rent expense decreased $0.8 million from $7.0 million for the six months ended June 30, 2013 compared to $6.2 million for the six months ended June 30, 2014, due to increased sublease income of $0.2 million recognized on our corporate headquarters and reductions in rent expense of $0.4 million due to renegotiation of leases and a reduction in the number of owned brokerage offices.

•

Other selling, operating and administrative expenses increased $0.1 million from $13.4 million for the six months ended June 30, 2013 compared to $13.5 million for the six months ended June 30, 2014. This increase was primarily driven by additional expenses incurred as a result of being a public company, including directors’ and officers’ liability insurance, directors’ fees, transfer agent fees and other similar expenses, offset by $0.6 million of foreign withholding tax expense recorded in selling, operating and administrative expenses in 2013, which is recorded in the provision for income taxes in 2014 as a result of the changes in our structure upon becoming a public company.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of an increase of $0.8 million of additional amortization expense related to intangible assets acquired from HBN and Tails in October 2013, offset by a net decrease in depreciation expense of $0.5 million related to assets that became fully depreciated.

Other Expenses, Net

A summary of the components of our other expenses, net for the six months ended June 30, 2014 and 2013 is as follows:

	Six months ended June 30,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(4,752)	$(6,925)	$2,173	-31.4%
Interest income	147	142	5	3.5%
Foreign currency transaction gains (losses)	307	(416)	723	-173.8%
Loss on early extinguishment of debt	(178)	(134)	(44)	32.8%
Equity in earnings of investees	129	462	(333)	-72.1%
Total other expenses, net	$(4,347)	$(6,871)	$2,524	-36.7%
Percent of revenue	-5.2%	-8.8%

Other expenses, net decreased $2.5 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of reduced interest expense due to a reduction in interest rates between our previous senior secured credit facility and our 2013 Senior Secured Credit Facility. Additionally, the impact of foreign currency transactions reduced other expenses, net by $0.7 million as a result of fluctuations in exchange rates of the U.S. dollar against primarily the Canadian dollar and an increase in cash held in Canadian dollars during the six months ended June 30, 2014. The aforementioned decreases in other expenses, net were offset by a decrease in equity in earnings of investees of $0.3 million as a result of reduced income recognized from our investment in a mortgage brokerage company primarily as a result of reduced mortgage refinancing activity.

Provision for Income Taxes

The provision for income taxes increased $4.0 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in the provision for income taxes is primarily related to U.S. federal and state income tax obligations on our allocable portion of the net income of RMCO subsequent to the IPO. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity.”

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins were $40.4 million and 48.0% for the six months ended June 30, 2014, an increase of $3.7 million or 10.2% from the comparable prior year period. The increase in Adjusted EBITDA was principally the result of an Adjusted EBITDA contribution of $2.9 million arising from the acquisitions of HBN and Tails and an increase in total revenue, excluding acquisition activity, of $1.8 million due primarily to agent growth and fee increases. Acquisition activity and revenue growth were partially offset by an increase of $1.7 million in selling, operating and administrative expenses, adjusted for certain non-cash items such as equity-based compensation expense, straight-line rent expense and certain non-recurring cash charges, including executive compensation costs and public offering related expenses incurred during the six months ended June 30, 2013. Adjusted EBITDA was also positively impacted by $0.7 million related to foreign currency transaction gains and adversely impacted by a decrease in equity in earnings of investees of $0.3 million from the comparable prior year period.

Non-GAAP Financial Measures

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, net and the provision for income taxes, each of which is presented in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: losses (gains) on sale or disposition of assets and sublease, losses on early extinguishment of debt, equity-based compensation, non-cash straight-line rent expense, salaries paid to David and Gail Liniger that we discontinued subsequent to the completion of the IPO, professional fees and non-recurring expenses incurred in connection with the IPO and acquisition integration costs.

Because Adjusted EBITDA omits certain non-cash items and other non-recurring cash charges or other items, we believe that it is less susceptible to variances that affect our operating performance resulting from depreciation, amortization and other non-cash and non-recurring cash charges or other items and is more reflective of other factors that affect our operating performance. We present Adjusted EBITDA because we believe it is useful as a supplemental measure in evaluating the performance of our operating businesses and provides greater transparency into our results of operations. Our management uses Adjusted EBITDA as a factor in evaluating the performance of our business.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider Adjusted EBITDA either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	this measure does not reflect changes in, or cash requirements for, our working capital needs;
•	this measure does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	this measure does not reflect our income tax expense or the cash requirements to pay our taxes;
•	this measure does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•	this measure does not reflect the cash requirements to pay dividends and distributions to non-controlling unitholders;
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements; and

•	other companies may calculate this measure differently so they may not be comparable.

A reconciliation of Adjusted EBITDA to net income for our consolidated results and reportable segments for the three and six months ended June 30, 2014 and 2013 is set forth in the following table:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Consolidated:
Net income	$14,509	$9,548	$22,307	$14,955
Depreciation and amortization	3,812	3,707	7,750	7,432
Interest expense	2,286	3,411	4,752	6,925
Interest income	(66)	(68)	(147)	(142)
Provision for income taxes	3,129	577	5,014	1,031
EBITDA	23,670	17,175	39,676	30,201
Gain on sale or disposition of assets and sublease (1)	(47)	(105)	(225)	(248)
Loss on early extinguishment of debt (2)	178	-	178	134
Equity-based compensation (3)	74	321	332	701
Non-cash straight-line rent expense (4)	270	371	417	710
Chairman executive compensation (5)	-	750	-	1,500
Acquisition integration costs (6)	45	222	63	222
Public offering related expenses (7)	-	2,533	-	3,480
Adjusted EBITDA	$24,190	$21,267	$40,441	$36,700

Real Estate Franchise Services:
Net income	$14,188	$8,431	$22,558	$14,214
Depreciation and amortization	3,742	3,610	7,610	7,221
Interest expense	2,283	3,410	4,745	6,922
Interest income	(66)	(68)	(147)	(142)
Provision for income taxes	3,073	577	5,056	1,031
EBITDA	23,220	15,960	39,822	29,246
Gain on sale or disposition of assets and sublease (1)	(86)	(95)	(282)	(172)
Loss on early extinguishment of debt (2)	178	-	178	134
Equity-based compensation (3)	74	321	332	701
Non-cash straight-line rent expense (4)	290	336	502	710
Chairman executive compensation (5)	-	750	-	1,500
Acquisition integration costs (6)	45	222	63	222
Public offering related expenses (7)	-	2,533	-	3,480
Adjusted EBITDA	$23,721	$20,027	$40,615	$35,821

Brokerages:
Net income (loss)	$321	$1,117	$(251)	$741
Depreciation and amortization	70	97	140	211
Interest expense	3	1	7	3
Interest income	-	-	-	-
Provision for income taxes	56	-	(42)	-
EBITDA	450	1,215	(146)	955
Loss (gain) on sale or disposition of assets and sublease (1)	39	(10)	57	(76)
Non-cash straight-line rent expense (4)	(20)	35	(85)	-
Adjusted EBITDA	$469	$1,240	$(174)	$879
(1)	Represents losses (gains) on the sale or disposition of assets as well as the gain on the sublease of a portion of our corporate headquarters office building.
(2)	Represents losses incurred on early extinguishment of debt on our 2013 Senior Secured Credit Facility.

(3)

Equity-based compensation includes non-cash compensation expense recorded related to restricted stock units granted in connection with the IPO pursuant to the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan during the three and six months ended June 30, 2014 as well as the non-cash compensation expense recorded related to unit options granted to employees pursuant to RMCO’s 2011 Unit Option Plan during the three and six months ended June 30, 2013. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

(6)

Acquisition integration costs include fees incurred in connection with our acquisitions of certain assets of HBN and Tails in October 2013. Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

(7)	Represents costs incurred in connection with the IPO.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market, which have contributed to increasing annual operating cash flows. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of agents in the RE/MAX network. Our primary sources of liquidity are our existing cash balances and availability under our 2013 Senior Secured Credit Facility. Our historical cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of selling, operating and administrative expenses, (iii) principal payments and related interest expense on our 2013 Senior Secured Credit Facility, (iv) distributions and other payments to non-controlling unitholders, (v) corporate tax payments paid by the Company and (vi) cash consideration for acquisitions and acquisition-related expenses.

We will continue to evaluate potential financing transactions, including refinancing our 2013 Senior Secured Credit Facility and extending maturities. There can be no assurance that financing or refinancing will be available to us on acceptable terms or at all. Future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Our ability to make payments to fund debt service and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors that are beyond our control.

Sources and Uses of Cash

Six Months Ended June 30, 2014 and 2013

As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $84.6 million and $88.4 million, respectively, of which approximately $25.4 million and $16.6 million were held by our foreign entities, respectively. Cash and cash equivalents decreased $3.8 million from $88.4 million as of December 31, 2013. The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$29,442	$23,455	$5,987
Investing activities	(759)	(570)	(189)
Financing activities	(32,422)	(32,652)	230
Effect of exchange rate changes on cash	(16)	(152)	136
Net change in cash and cash equivalents	$(3,755)	$(9,919)	$6,164

For the six months ended June 30, 2014, we generated $6.0 million more cash from operations compared to the six months ended June 30, 2013. The increase in cash provided by operating activities was primarily attributable to an increase in cash provided by revenue activities of $6.0 million as a result of the acquisitions of HBN and Tails, increased agent count and fee increases and a decrease in cash used in selling, operating and administrative activities of $0.7 million driven primarily by a reduction of costs incurred in 2013 in connection with the IPO. Cash provided by operating activities also increased due to less cash paid for interest of $1.9 million resulting from a reduction in interest rates on our 2013 Senior Secured Credit Facility compared to our previous senior secured credit facility.  Cash provided by operating activities was negatively impacted by additional cash paid for income taxes of $3.0 million primarily related to U.S. federal and state income tax obligations on our allocable portion of the net income of RMCO subsequent to the IPO.

Cash used in investing activities increased $0.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily as a result of an increase in the purchases of property, equipment and software.

For the six months ended June 30, 2014, we used $0.2 million less cash in financing activities compared to the six months ended June 30, 2013. The decrease in cash used in financing activities was primarily attributable to a reduction in tax and other distributions of $6.2 million paid to RMCO’s non-controlling unitholders pursuant to the terms of the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “New RMCO, LLC Agreement”) which were also required in the comparable prior year period, but calculated differently, pursuant to the Third Amended and Restated RMCO Limited Liability Company Agreement (the “Old RMCO, LLC Agreement”) and a decrease of $2.5 million in capitalized costs incurred in 2013 in connection with the IPO. The aforementioned decreases were partially offset by an increase in cash used in financing activities of $6.6 million as a result of a mandatory excess cash flow prepayment of $14.6 million made on our 2013 Senior Secured Credit Facility in April 2014 compared to a similar payment of $8.0 million made on our previous senior secured credit facility in March 2013. Cash used in financing activities also increased due to quarterly cash dividends of $0.0625 per share of Class A common stock in both the first and second quarters of 2014, representing $1.4 million in total dividends, and withholding tax payments of $0.8 million paid to satisfy statutory tax requirements of certain employees upon delivery of vested restricted stock units in May 2014. No similar payments were made during the six months ended June 30, 2013.

Financing Resources

In July 2013, RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into the 2013 Senior Secured Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto. Under the 2013 Senior Secured Credit Facility, RE/MAX, LLC has a revolving line of credit available of up to $10.0 million. On the closing date of the 2013 Senior Secured Credit Facility, RE/MAX, LLC borrowed $230.0 million of term loans thereunder. The proceeds provided by these term loans were used to refinance and repay existing indebtedness and for working capital, capital expenditures and general corporate purposes.

Term loans are repaid in quarterly installments of $0.5 million, with the balance of the term loan due at maturity. The quarterly installments will be reduced pro rata by the amount of any excess cash flow principal payments made. The maturity date of all of the term loans under the 2013 Senior Secured Credit Facility is July 31, 2020. Term loans may be optionally prepaid by RE/MAX, LLC at any time. All amounts outstanding under the revolving line of credit must be repaid on July 31, 2018.

At any time amounts are drawn under the revolving line of credit, the 2013 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio.

As of June 30, 2014, we had $212.7 million of term loans outstanding, net of an unamortized discount, had no revolving loans outstanding and had $10.0 million in revolving loans available under our 2013 Senior Secured Credit Facility.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure. We have existing cash balances, cash flows from operating activities and access to our revolving line of credit available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $0.7 million and $0.5 million during the six months ended June 30, 2014 and 2013, respectively. Amounts paid for purchases of property and equipment relate to leasehold improvements and spending on purchased and developed software relate to investments in our information technology infrastructure.

Acquisitions of Businesses

On October 7, 2013, we acquired the regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails for $27.3 million in the aggregate.

Dividends

During the six months ended June 30, 2014, our Board of Directors declared quarterly dividends of $0.0625 per share on outstanding shares of Class A common stock in both the first and second quarters of 2014, representing $1.4 million in total dividends. Of this amount, $0.7 million was paid on each of April 18, 2014 and June 5, 2014. On August 6, 2014, we declared a quarterly dividend of $0.0625 per share on all outstanding shares of Class A common stock, which is payable on September 3, 2014 to shareholders of record at the close of business on August 20, 2014.  The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and to the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the New RMCO, LLC Agreement, RMCO is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover each members’ tax liabilities, if any, with respect to their allocable share of RMCO earnings. RMCO makes such tax distributions to its members based on an estimated tax rate in accordance with the terms of the New RMCO, LLC Agreement. Upon completion of its tax returns with respect to the prior year, RMCO may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. Distributions for taxes paid to or on behalf of non-controlling unitholders were $12.2 million during the six months ended June 30, 2014. For the six months ended June 30, 2013, distributions for taxes to RMCO’s non-controlling unitholders were also required, but calculated differently, in accordance with the Old RMCO, LLC Agreement.  Distributions for taxes paid to non-controlling unitholders during the six months ended June 30, 2013 were $12.7 million.

Other Distributions

Cash distributions are also made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the New RMCO, LLC Agreement and the Old RMCO, LLC Agreement.  We made distributions of $1.1 million to our non-controlling unitholders on each of April 18, 2014 and June 5, 2014. In accordance with the Old RMCO, LLC Agreement, other distributions paid to non-controlling unitholders during the six months ended June 30, 2013 were $8.0 million. On August 6, 2014, we declared a pro rata distribution to our non-controlling unitholders of $1.1 million, which is payable on September 3, 2014. We expect that future distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments made to the holders of our Class A common stock.

Off Balance Sheet Arrangements

Other than the guarantee of a performance agreement and a line-of-credit agreement each disclosed in Note 12 of our unaudited condensed consolidated financial statements, we have no material off balance sheet arrangements as of June 30, 2014.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013, for which there were no material changes, included:

•	Allowance for Accounts and Notes Receivable
•	Goodwill Impairment Testing
•	Franchise Agreements and Other Intangible Assets
•	Acquisitions – Purchase Price Allocation
•	Income Tax Accounting
•	Payments Pursuant to the Tax Receivable Agreements
•	Equity-Based Compensation

Recently Issued Accounting Pronouncements

We meet the definition of an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”). We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large franchisees. In addition, our investment strategy has been to invest in financial instruments that are highly liquid, readily convertible into cash and mature within three months from the date of purchase. We do not use derivative instruments to mitigate the impact of our market risk exposures. We have also not used derivatives for trading or speculative purposes. We are exposed to financial market risks, primarily changes in interest rates and fluctuations in foreign currency.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2013 Senior Secured Credit Facility which bear interest at variable rates. At June 30, 2014, $212.7 million in term loans were outstanding under our 2013 Senior Secured Credit Facility, net of an unamortized discount. As of June 30, 2014, the undrawn borrowing availability under the revolving line of credit under our 2013 Senior Secured Credit Facility was $10.0 million. The interest rate on our 2013 Senior Secured Credit Facility entered into in July 2013 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of global franchisees in Canada and 94 other countries. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. We had foreign currency transaction gains (losses) of approximately $0.8 million and ($0.3) million during the three months ended June 30, 2014 and 2013, respectively, and $0.3 million and ($0.4) million during the six months ended June 30, 2014 and 2013, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. During the three and six months ended June 30, 2014, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $1.2 million and $1.1 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	August 13, 2014	By:	/S/ David L. Liniger
David L. Liniger Chairman and Co-Founder (Principal Executive Officer)

Date:	August 13, 2014	By:	/S/ Margaret M. Kelly
Margaret M. Kelly Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 13, 2014	By:	/S/ David M. Metzger
David M. Metzger Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)