Form 10-Q
period 2014-09-30
RE/MAX Holdings, Inc.
filed 2014-11-14
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of November 7, 2014 was 11,632,452 and 1, respectively.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$98,128	$88,375
Escrow cash - restricted	731	710
Accounts and notes receivable, current portion, less allowances of $4,288 and $4,122, respectively	17,645	15,980
Accounts receivable from affiliates	-	5
Income taxes receivable	1,187	-
Other current assets	3,715	5,010
Total current assets	121,406	110,080
Property and equipment, net of accumulated depreciation of $20,185 and $19,400, respectively	2,628	2,583
Franchise agreements, net of accumulated amortization of $83,938 and $73,764, respectively	78,897	89,071
Other intangible assets, net of accumulated amortization of $8,394 and $7,912, respectively	1,976	2,486
Goodwill	72,616	72,781
Deferred tax assets, net	66,387	67,791
Investments in equity method investees	3,750	3,642
Debt issuance costs, net	1,974	2,353
Other assets	1,952	2,036
Total assets	$351,586	$352,823
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$849	$731
Accounts payable to affiliates	1,089	1,017
Escrow liabilities	731	710
Accrued liabilities	7,931	9,344
Income taxes and tax distributions payable	215	3,000
Deferred revenue and deposits	17,159	15,821
Current portion of debt	8,568	17,300
Current portion of payable to related parties pursuant to tax receivable agreements	902	902
Other current liabilities	206	206
Total current liabilities	37,650	49,031
Debt, net of current portion	203,629	211,104
Payable to related parties pursuant to tax receivable agreements, net of current portion	67,938	67,938
Deferred revenue, net of current portion	117	234
Deferred tax liabilities, net	197	195
Other liabilities, net of current portion	8,945	8,782
Total liabilities	318,476	337,284
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 11,592,452 shares issued and outstanding as of September 30, 2014; 11,607,971 shares issued and outstanding as of December 31, 2013	1	1
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	239,033	239,086
Retained earnings	10,396	1,506
Accumulated other comprehensive income	1,135	1,371
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	250,565	241,964
Non-controlling interest	(217,455)	(226,425)
Total stockholders' equity	33,110	15,539
Total liabilities and stockholders' equity	$351,586	$352,823

See notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Continuing franchise fees	$18,523	$16,093	$54,251	$47,037
Annual dues	7,697	7,455	22,846	22,052
Broker fees	8,279	7,204	21,853	18,704
Franchise sales and other franchise revenue	5,472	5,076	17,935	17,823
Brokerage revenue	4,269	4,484	11,534	13,012
Total revenue	44,240	40,312	128,419	118,628
Operating expenses:
Selling, operating and administrative expenses	20,559	22,105	65,321	70,088
Depreciation and amortization	3,767	3,656	11,517	11,088
(Gain) loss on sale or disposition of assets, net	-	(3)	(1)	41
Total operating expenses	24,326	25,758	76,837	81,217
Operating income	19,914	14,554	51,582	37,411
Other expenses, net:
Interest expense	(2,255)	(5,128)	(7,007)	(12,053)
Interest income	58	82	205	224
Foreign currency transaction (losses) gains	(811)	281	(504)	(135)
Loss on early extinguishment of debt	-	(1,664)	(178)	(1,798)
Equity in earnings of investees	265	274	394	736
Total other expenses, net	(2,743)	(6,155)	(7,090)	(13,026)
Income before provision for income taxes	17,171	8,399	44,492	24,385
Provision for income taxes	(3,116)	(702)	(8,130)	(1,733)
Net income	$14,055	$7,697	$36,362	$22,652
Less: net income attributable to non-controlling interest	9,780	7,697	25,299	22,652
Net income attributable to RE/MAX Holdings, Inc.	$4,275	$-	$11,063	$-
Comprehensive income:
Net income	$14,055	$7,697	$36,362	$22,652
Change in cumulative translation adjustment	(245)	114	(236)	(184)
Other comprehensive (loss) income	(245)	114	(236)	(184)
Comprehensive income	13,810	7,811	36,126	22,468
Less: comprehensive income attributable to non-controlling interest	9,632	7,811	25,156	22,468
Comprehensive income attributable to RE/MAX Holdings, Inc.	$4,178	$-	$10,970	$-
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.37		$0.95
Diluted	$0.35		$0.90
Weighted average shares of Class A common stock outstanding
Basic	11,579,669		11,593,738
Diluted	12,229,010		12,235,160
Cash dividends declared per share of Class A common stock	$0.0625		$0.1875

See notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A common stock		Class B common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non- controlling	Total stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	income	interest	equity
Balances, December 31, 2013	11,607,971	$1	1	$-	$239,086	$1,506	$1,371	$(226,425)	$15,539
Net income	-	-	-	-	-	11,063	-	25,299	36,362
Distributions paid to non-controlling unitholders	-	-	-	-	-	-	-	(16,329)	(16,329)
Share-based compensation	-	-	-	-	532	-	-	-	532
Dividends paid to Class A common stockholders	-	-	-	-	-	(2,173)	-	-	(2,173)
Change in accumulated other comprehensive income	-	-	-	-	-	-	(236)	-	(236)
Excess tax benefit realized on delivery of vested restricted stock units and exercise of stock options	-	-	-	-	179	-	-	-	179
Cancellation of vested restricted stock units to satisfy statutory tax withholding requirements	(30,519)	-	-	-	(818)	-	-	-	(818)
Exercise of stock options	15,000	-	-	-	54	-	-	-	54
Balances, September 30, 2014	11,592,452	$1	1	$-	$239,033	$10,396	$1,135	$(217,455)	$33,110

See notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$36,362	$22,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,517	11,088
Bad debt expense	289	289
Loss on early extinguishment of debt	178	1,798
Equity-based compensation	532	701
Non-cash interest expense	273	723
Other	1,321	232
Changes in operating assets and liabilities:
Accounts and notes receivable, current portion	(1,991)	(1,678)
Advances from/to affiliates	34	(126)
Other current and noncurrent assets	1,394	(30)
Other current and noncurrent liabilities	(2,136)	1,927
Deferred revenue and deposits	1,225	(686)
Net cash provided by operating activities	48,998	36,890
Cash flows from investing activities:
Purchases of property, equipment and software	(1,017)	(676)
Proceeds from sale of property and equipment	2	8
Capitalization of trademark costs	(91)	(174)
Net cash used in investing activities	(1,106)	(842)
Cash flows from financing activities:
Proceeds from issuance of debt	-	230,000
Payments on debt	(16,278)	(234,083)
Debt issuance costs	-	(1,301)
Distributions to non-controlling unitholders	(18,881)	(20,684)
Dividends to Class A common stockholders	(2,173)	-
Payments on capital lease obligations	(156)	(211)
Deferred offering costs	-	(4,816)
Excess tax benefit realized on delivery of vested restricted stock units and exercise of stock options	179	-
Tax withholding payment for vested restricted stock units upon delivery	(818)	-
Proceeds from exercise of stock options	54	-
Net cash used in financing activities	(38,073)	(31,095)
Effect of exchange rate changes on cash	(66)	28
Net increase in cash and cash equivalents	9,753	4,981
Cash and cash equivalents, beginning of year	88,375	68,501
Cash and cash equivalents, end of period	$98,128	$73,482
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,692	$11,443
Cash paid for income taxes	6,824	1,632
Schedule of non-cash investing and financing activities:
Capital leases for property and equipment	$18	$236
Distributions payable to non-controlling unitholders	-	6,650
Increase in accounts payable for capitalization of trademark costs	155	15

See notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013 and was capitalized on July 8, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share. A portion of the proceeds received by RE/MAX Holdings from the IPO was used to acquire the net business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) in the Southwest and Central Atlantic regions of the United States (“U.S.”), respectively, which were subsequently contributed to RMCO, LLC and subsidiaries (“RMCO”), and the remaining proceeds were used to purchase common membership units in RMCO. After completion of the IPO, RE/MAX Holdings owned 39.56% of the common membership units in RMCO and as of September 30, 2014, RE/MAX Holdings owns 39.53% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  As a result, RE/MAX Holdings consolidates the financial position and results of operations of RMCO, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is one of the world’s leading franchisors of residential and commercial real estate brokerage services throughout the U.S. and globally. The Company also operates a small number of real estate brokerages in the U.S. The Company’s revenue is derived from continuing franchise fees, annual dues from agents, broker fees, franchise sales and other franchise revenue (which consist of fees from initial sales and renewals of franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs) and brokerage revenue (which consists of fees assessed by the Company’s owned brokerages for services provided to their affiliated real estate agents). The Company, as a franchisor, grants the broker-owner a license to use the RE/MAX brand, trademark, promotional and operating materials and concepts.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and comprise the condensed consolidated financial statements of the Company and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2014 and December 31, 2013, the results of its operations for the three and nine months ended September 30, 2014 and 2013, changes in its stockholders’ equity for the nine months ended September 30, 2014 and results of its cash flows for the nine months ended September 30, 2014 and 2013. Interim results may not be indicative of full year performance.

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

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

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

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and subsequent to the IPO, began to operate and control all of the business affairs of RMCO. As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013 and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented. RE/MAX Holdings owns a 39.53% and 39.56% minority economic interest in RMCO as of September 30, 2014 and December 31, 2013, respectively, and records a non-controlling interest for the remaining 60.47% and 60.44% economic interest in RMCO held by RIHI, Inc. (“RIHI”) as of September 30, 2014 and December 31, 2013, respectively. RE/MAX Holdings’ minority economic interest in RMCO decreased due to the cancellation of 30,519 common units in RMCO in May 2014, offset by the increase in common units from the issuance of shares of Class A common stock upon the exercise of 15,000 stock options in September 2014, as referenced in Note 10, Equity-Based Compensation. RE/MAX Holdings’ only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between RE/MAX Holdings and RMCO. Net income attributable to the non-controlling interest in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income represents the portion of earnings attributable to the economic interest in RMCO held by the non-controlling unitholders. As of October 7, 2013, the non-controlling interest in the accompanying Condensed Consolidated Balance Sheets represented the carryover basis of RIHI’s capital account in RMCO. Prospectively, the non-controlling interest has been adjusted to reflect tax and other cash distributions made to, and the income allocated to, the non-controlling unitholders. The ownership of the common units in RMCO is summarized as follows:

	September 30, 2014		December 31, 2013
	Shares	Ownership %	Shares	Ownership %
Non-controlling unitholders ownership of common units in RMCO	17,734,600	60.47%	17,734,600	60.44%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	11,592,452	39.53%	11,607,971	39.56%
	29,327,052	100.00%	29,342,571	100.00%

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The aforementioned ownership percentages are used to calculate the net income attributable to RE/MAX Holdings. A reconciliation from “Income before provision for income taxes” to “Net income attributable to RE/MAX Holdings, Inc.” for the three and nine months ended September 30, 2014 is detailed as follows (in thousands, except percentages):

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Income before provision for income taxes	$17,171	$44,492
Weighted average ownership percentage of controlling interest	39.50%	39.53%
Income before provision for income taxes attributable to RE/MAX Holdings, Inc.	6,783	17,588
Provision for income taxes attributable to RE/MAX Holdings, Inc.	(2,508)	(6,525)
Net income attributable to RE/MAX Holdings, Inc.	$4,275	$11,063

A reconciliation of the “Provision for income taxes” for the three and nine months ended September 30, 2014 is detailed as follows (in thousands):

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Provision for income taxes attributable to RE/MAX Holdings, Inc. (a)	$(2,508)	$(6,525)
Provision for income taxes attributable to entities other than RE/MAX Holdings, Inc. (b)	(608)	(1,605)
Provision for income taxes	$(3,116)	$(8,130)
(a)

The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes as well as RE/MAX Holdings’ approximate 40% share of the taxes imposed directly on RE/MAX, LLC, a wholly-owned subsidiary of RMCO, related to tax liabilities in certain foreign jurisdictions of approximately $395,000 and $1,049,000 for the three and nine months ended September 30, 2014, respectively.

(b)

The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “New RMCO, LLC Agreement”), RMCO is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover each members’ tax liabilities, if any, with respect to their allocable share of RMCO earnings. RMCO makes such tax distributions to its members based on an estimated tax rate in accordance with the terms of the New RMCO, LLC Agreement. Upon completion of its tax returns with respect to the prior year, RMCO may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. Distributions for taxes paid to or on behalf of non-controlling unitholders under the New RMCO, LLC Agreement were $15,557,000 during the nine months ended September 30, 2014, and are recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity. For the nine months ended September 30, 2013, distributions for taxes to RMCO’s non-controlling unitholders were also required, but calculated differently, in accordance with the Third Amended and Restated RMCO Limited Liability Company Agreement (the “Old RMCO, LLC Agreement”).  Distributions for taxes paid to non-controlling unitholders under the Old RMCO, LLC Agreement during the nine months ended September 30, 2013 were $12,684,000.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Distributions

Cash distributions are also made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the New RMCO, LLC Agreement.  Future cash distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the holders of the Company’s Class A common stock. The Company made distributions of $1,108,000 to non-controlling unitholders on each of April 17, 2014, June 5, 2014 and September 3, 2014, which are recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity. On November 6, 2014, the Company declared a distribution to non-controlling unitholders of $1,108,000, which is payable on December 4, 2014. Cash distributions were also required to be made to non-controlling unitholders in accordance with the Old RMCO, LLC Agreement in an amount equal to the lesser of (1) the amount of excess cash flow payment required to be paid as a mandatory prepayment pursuant to the Company’s previous senior secured credit facility and (2) $8,000,000. Other distributions paid to non-controlling unitholders during the nine months ended September 30, 2013 were $8,000,000.

Payments Pursuant to the Tax Receivable Agreements

As of September 30, 2014, the Company recorded a liability of $68,840,000, representing the payments due to RMCO’s historical owners, RIHI and Weston Presidio V., L.P. (“Weston Presidio”), under the terms of the TRAs (see current and non-current portion of “Payable to related parties pursuant to tax receivable agreements” in the accompanying Condensed Consolidated Balance Sheets).

The Company estimates that amounts payable pursuant to the TRAs within the next twelve months will be approximately $902,000. No amounts were paid pursuant to the terms of the TRAs during the nine months ended September 30, 2014.

Payments are anticipated to be made under the TRAs indefinitely, with the first payment due no later than January 20, 2015. The payments are to be made in accordance with the terms of the TRAs. The timing of the payments is subject to certain contingencies including RE/MAX Holdings having sufficient taxable income to utilize all of the tax benefits defined in the TRAs.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$4,275	$11,063
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	11,579,669	11,593,738
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	11,579,669	11,593,738
Add dilutive effect of the following:
Stock options	590,285	590,736
Restricted stock units	59,056	50,686
Weighted average shares of Class A common stock outstanding, diluted	12,229,010	12,235,160
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.37	$0.95
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.35	$0.90

EPS information is not applicable for reporting periods prior to the completion of the IPO which became effective on October 7, 2013. The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Dividends

During the nine months ended September 30, 2014, the Company’s Board of Directors declared quarterly dividends of $0.0625 per share on all outstanding shares of Class A common stock in the first, second and third quarters of 2014, representing $2,173,000 in total dividends. Of this amount, $725,000 was paid on April 18, 2014 and $724,000 was paid on each of June 5, 2014 and September 3, 2014.  No dividends were declared or paid during the nine months ended September 30, 2013.  On November 6, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.0625 per share on all outstanding shares of Class A common stock, which is payable on December 4, 2014 to shareholders of record at the close of business on November 20, 2014.

5. Acquisitions

Acquisition of HBN and Tails

In connection with the IPO effective October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of HBN and Tails for consideration paid of $7,130,000 and $20,175,000, respectively, and contributed the assets to RMCO in order to expand RMCO’s owned and operated regional franchising operations in the Southwest and Central Atlantic regions of the U.S. Prior to the acquisitions, HBN and Tails were owned in part by related parties, but were not under common control with RE/MAX Holdings and RMCO. As a result, the assets acquired constitute businesses that were accounted for using the fair value acquisition method, and the total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the total purchase price over the fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized for HBN and Tails is attributable to expected synergies and projected long term revenue growth and relates entirely to the Company’s Real Estate Franchise Services reportable segment.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of HBN and Tails had occurred on January 1, 2013. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisition, (2) factually supportable and (3) expected to have a continuing impact on the combined results. Such items include additional amortization expense associated with the valuation of the acquired franchise agreements. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

Nine months ended September 30, 2013
(unaudited)
(in thousands)
Total revenue	$124,878
Net income	26,038

6.  Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands):

	Initial Weighted Average Amortization	September 30, 2014			December 31, 2013
	Period (in years)	Initial Cost	Accumulated Amortization	Net Balance	Initial Cost	Accumulated Amortization	Net Balance
Franchise agreements	12.0	$162,835	$(83,938)	$78,897	$162,835	$(73,764)	$89,071
Other intangible assets:
Software	4.2	$7,500	$(7,014)	$486	$7,463	$(6,633)	$830
Trademarks	14.8	2,870	(1,380)	1,490	2,935	(1,279)	1,656
Total other intangible assets	7.1	$10,370	$(8,394)	$1,976	$10,398	$(7,912)	$2,486

Amortization expense for the three months ended September 30, 2014 and 2013 was $3,518,000 and $3,141,000, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $10,656,000 and $9,431,000, respectively.

The estimated future amortization of intangible assets, other than goodwill, is as follows (in thousands):

Year ending December 31:
Remainder of 2014	$3,548
2015	14,034
2016	13,794
2017	9,879
2018	6,264
Thereafter	33,354
$80,873

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company performs its annual impairment analysis of goodwill as of August 31 each year or more often if there are indicators of impairment present. The Company tests each reporting unit for goodwill impairment. Reporting units are driven by the level at which management reviews operating results and are one level below the operating segment.  The Company’s impairment assessment begins with a qualitative assessment to determine if it is more likely than not that a reporting unit’s fair value is less than the carrying amount.  The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results as well as other factors which might indicate that the reporting unit’s value has declined since the last assessment date.  If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the standard two-step quantitative impairment test is performed.  The first step of the quantitative impairment test consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. If the first step of the quantitative impairment test indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step of the quantitative impairment test is performed to measure the amount of goodwill impairment. Goodwill impairment exists when the estimated implied fair value of a reporting unit’s goodwill is less than its carrying value.

The Company performed the qualitative impairment assessment for all of its reporting units by evaluating, among other things, market and general economic conditions, entity-specific events, events affecting a reporting unit and the Company’s results of operations and key performance measures. The results of the qualitative assessment determined it is not more likely than not that the carrying values of any of the Company’s reporting units exceed their respective fair values. As the fair values of the Company’s reporting units significantly exceed their respective carrying values, the Company did not perform the quantitative test, and no indicators of impairment existed.

Amounts recorded as goodwill in the accompanying Condensed Consolidated Balance Sheets are attributable to the Company’s Real Estate Franchise Services reportable segment. The following table presents changes to goodwill for the nine months ended September 30, 2014 (in thousands):

Balance, January 1, 2014	$72,781
Effect of changes in foreign currency exchange rates	(165)
Balance, September 30, 2014	$72,616

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll and related employee costs	$4,050	$4,746
Accrued property taxes	1,294	1,159
Accrued professional fees	313	573
Lease-related accruals	775	853
Other	1,499	2,013
	$7,931	$9,344

8. Debt

Debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
2013 Senior Secured Credit Facility, principal of $538 payable quarterly, matures in July 2020, net of unamortized discount of $375 and $446 as of September 30, 2014 and December 31, 2013, respectively	$212,197	$228,404
Less current portion	(8,568)	(17,300)
	$203,629	$211,104

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Maturities of debt are as follows (in thousands):

As of September 30:
Remainder of 2014	$538
2015	2,152
2016	2,152
2017	2,152
2018	2,152
Thereafter	203,426
$212,572

On July 31, 2013, the Company entered into a new credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.” In connection therewith, proceeds received were used to re-pay existing indebtedness pursuant to the Company’s previous senior secured credit facility. The 2013 Senior Secured Credit Facility consists of a $230,000,000 term loan facility and a $10,000,000 revolving loan facility. The proceeds provided by the term loan facility were used to refinance and repay existing indebtedness and for working capital, capital expenditures and general corporate purposes. Interest rates with respect to the term loan facility and revolving loan facility are based, at the Company’s option, on (a) adjusted London Interbank Offered Rate (“LIBOR”), provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3% or (b) Alternate Base Rate (“ABR”), provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate plus 1%, plus a maximum applicable margin of 2%.  The applicable margin is subject to quarterly adjustments beginning in the first quarter of 2014 based on the Company’s total leverage ratio as defined in the 2013 Senior Secured Credit Facility. The 2013 Senior Secured Credit Facility is structured as a loan syndication, whereby several lenders individually loaned specific amounts to the Company and the Company is obligated to repay each individual lender. Therefore, the Company evaluated if the terms of amounts owed to each lender under the previous senior secured credit facility were substantially different than the amounts owed to each lender under the 2013 Senior Secured Credit Facility. For amounts owed to lenders with terms that were substantially different than the 2013 Senior Secured Credit Facility or for lenders that did not participate in the 2013 Senior Secured Credit Facility, the Company accounted for the transaction as early extinguishments of debt and recorded a loss of $1,664,000 related to unamortized debt discount and issuance costs during the three and nine months ended September 30, 2013. For amounts owed to lenders with terms that were not substantially different, the Company accounted for the transaction as a modification. In connection with the 2013 Senior Secured Credit Facility, the Company incurred costs of $3,219,000, of which $1,301,000 was recorded in “Debt issuance costs, net” in the accompanying Condensed Consolidated Balance Sheets and are being amortized to interest expense over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $1,918,000 was expensed as incurred.

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made an excess cash flow payment of $14,627,000 on April 9, 2014. As of September 30, 2014, the Company expects to make an estimated mandatory principal excess cash flow prepayment of $6,416,000 pursuant to the terms of the 2013 Senior Secured Credit Facility within the next twelve month period. Mandatory principal payments of $538,000 are due quarterly until the facility matures on July 31, 2020 and will be reduced pro rata by the amount of any excess cash flow principal payments made. During the nine months ended September 30, 2013, the Company made a mandatory principal excess cash flow prepayment of $8,000,000 in accordance with the terms of the Company’s previous senior secured credit facility. The Company accounted for the mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss during the nine months ended September 30, 2014 and 2013 of $178,000 and $134,000, respectively, related to unamortized debt discount and issuance costs. The Company may make optional prepayments on the term loan facility at any time; however, no such optional prepayments were made during the nine months ended September 30, 2014 or 2013.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated fair value of the Company’s debt as of September 30, 2014 and December 31, 2013 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at those dates and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of its 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the Company’s 2013 Senior Secured Credit Facility are included in the accompanying Condensed Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The carrying value of the 2013 Senior Secured Credit Facility was $212,197,000 and $228,404,000 as of September 30, 2014 and December 31, 2013, respectively. The fair value of the 2013 Senior Secured Credit Facility was $211,243,000 and $229,422,000 as of September 30, 2014 and December 31, 2013, respectively.

The Company had no borrowings drawn on the revolving loan facility during the nine months ended September 30, 2014 or 2013 and had $10,000,000 available under the revolving loan facility as of September 30, 2014. The Company must pay a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

9. Income Taxes

RE/MAX Holdings is subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.  The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income. The “Provision for income taxes” is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings. The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes and RE/MAX Holdings’ approximate 40% share of taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions. The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC that are allocated to the non-controlling interest. Prior to October 7, 2013, the Company had not been subject to U.S. federal income taxes as RMCO is organized as a limited liability company; however, RMCO was, and continues to be, subject to certain other foreign, state and local taxes. The provision for income taxes for the three and nine months ended September 30, 2013 represents foreign income taxes of certain foreign corporate subsidiaries.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of September 30, 2014, the Company does not believe it has any significant uncertain tax positions.

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

On October 7, 2013, the Company granted 107,971 restricted stock units to certain employees in connection with the IPO that vested upon grant. The underlying shares were issued on May 20, 2014, of which 30,519 shares were withheld and cancelled to cover the Company’s tax withholding obligation associated with the employees’ statutory income tax requirements. The estimated value of the withheld shares was $818,000. Concurrently, 30,519 common units in RMCO owned by RE/MAX Holdings were cancelled. The related corporate income tax benefit realized upon the issuance of the underlying shares was approximately $125,000 and was recorded in “Additional paid-in capital” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2014, the Company recognized equity-based compensation expense of $200,000 and $532,000, respectively, in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income resulting from restricted stock units that were granted on October 7, 2013. For the nine months ended September 30, 2013, the Company recognized equity-based compensation expense of $701,000 related to 31,500 RMCO Class B common unit options that were granted to certain employees on November 15, 2012. In connection with the IPO, the RMCO Class B common unit options were split 25 for 1 and then substituted for 787,500 options to acquire shares of RE/MAX Holdings’ Class A common stock.

The following table summarizes equity-based compensation activity for the nine months ended September 30, 2014:

	Restricted Stock Units	Options
Balance as of January 1, 2014	241,854	787,500
Granted	-	-
Exercised (a)	-	(15,000)
Forfeited	(9,550)	-
Delivered and exchanged for shares of Class A common stock	(77,452)	-
Cancelled	(30,519)	-
Balance as of September 30, 2014	124,333	772,500

Vested	-	772,500
Unvested	124,333	-
(a)

Cash received from stock option exercises for the three and nine months ended September 30, 2014 was $54,000. The Company recorded a corporate income tax benefit relating to the options exercised during the three and nine months ended September 30, 2014 of $54,000 in “Additional paid-in capital” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity.

At September 30, 2014, there were 1,679,167 additional shares available for the Company to grant under the 2013 Incentive Plan.

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

In connection with the Company’s acquisition of the net assets of HBN on October 7, 2013 (as described in Note 5, Acquisitions), several shareholders of HBN dissented from the transaction alleging the Company purchased the net assets of HBN below fair value and demanded payment for their shares in excess of consideration paid. Pursuant to the dissenters’ rights statute in the State of Colorado, on February 11, 2014, HBN petitioned the District Court of Denver County, Colorado to determine the fair value of HBN. Discovery is ongoing and a trial date is currently scheduled for April 2015. Based on both the plaintiff’s and the defendants’ expert valuation reports produced to date, the Company believes that the potential impact to its financial position and results of operations could range from a de minimis amount to approximately $2,656,000. The Company has determined that no amount within this range is a better estimate than any other amount. Accordingly, the Company currently has not recorded an accrual in the accompanying Condensed Consolidated Balance Sheets. HBN intends to vigorously defend its position that the consideration paid for the net assets of HBN was the fair value.

Except for the ongoing litigation concerning the acquisition of the net assets of HBN, management of the Company believes other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Guarantees

In May 2014, the Company entered into a guarantee of the full and prompt payment and performance when due of all obligations due to a financial institution under a commercial line-of-credit agreement and note entered into by the Company’s equity-method investee, a residential mortgage operation in which the Company has a 50% interest. The term of the line-of-credit agreement is twelve months and the total amount of advances requested and unpaid principal balance cannot exceed $15,000,000. The line of credit bears interest at 0.5% over the financial institution’s base rate with a floor of 3.75%. The Company had entered into a similar guarantee during May 2013, which expired as of May 2014. The outstanding balance on the line of credit was approximately $5,479,000 and $4,256,000 as of September 30, 2014 and December 31, 2013, respectively. The Company did not incur any payments under this guarantee during the nine months ended September 30, 2014, or in any prior periods, and does not anticipate that it will incur any payments through the duration of the guarantee.

13.  Related-Party Transactions

The Company’s real estate brokerage operations pay advertising fees to regional and international advertising funds, which promote the RE/MAX brand. These advertising funds are corporations owned by a majority stockholder of RIHI as trustee for RE/MAX agents. This stockholder does not receive any compensation from these corporations, as all funds received by the corporations are required to be spent on advertising for the respective regions and on national advertising in the U.S. During the three months ended September 30, 2014 and 2013, the Company’s real estate brokerage operations paid $291,000 and $286,000, respectively, to these advertising funds. During the nine months ended September 30, 2014 and 2013, the Company’s real estate brokerage operations paid $862,000 and $859,000, respectively, to these advertising funds. These payments are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

Prior to October 7, 2013, the Company’s real estate brokerage operations in the Washington, DC area paid regional continuing franchise fees, broker fees and franchise sales revenue, as do all other RE/MAX franchisees in the Central Atlantic region, to Tails. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of Tails, and as such, prior to October 7, 2013, Tails was a related party to the Company. As described in Note 5, Acquisitions, a portion of the proceeds raised during the IPO was used to purchase certain assets of Tails. For the three and nine months ended September 30, 2013, the real estate brokerage operations expensed $97,000 and $244,000, respectively, in fees to Tails. These payments are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the Company’s owned real estate brokerage operations in the Washington, DC area recorded a payable to Tails’ affiliated regional advertising fund. As of September 30, 2014 and December 31, 2013, the amount of the payable was $988,000 and $945,000, respectively, and is included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

The Company receives continuing franchise fees, broker fees, franchise sales and other franchise revenue from regional franchisors. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of two of these regional franchisors, HBN and Tails. The business assets of HBN and Tails were acquired by RE/MAX Holdings on October 7, 2013 as described in Note 5, Acquisitions. During the three and nine months ended September 30, 2013, the Company received $912,000 and $2,648,000, respectively, in total revenue from these entities. These amounts are included in continuing franchise fees, broker fees and franchise sales and other franchise revenue in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.

The Company’s majority stockholders have made and continue to make a golf course they own available to the Company for business purposes. During the nine months ended September 30, 2014 and 2013, the Company used the golf course for business purposes at no charge.

The Company also provides services to certain affiliated entities such as accounting, legal, marketing, technology, human resources and public relations services as it allows these companies to share its leased office space. During the three months ended September 30, 2014 and 2013, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $549,000 and $838,000, respectively. During the nine months ended September 30, 2014 and 2013, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $1,661,000 and $2,459,000, respectively. In these cases, the Company bills affiliated companies for their actual or pro rata share of such expenses. Such amounts are generally paid within 30 days and no such amounts were outstanding at September 30, 2014 or December 31, 2013.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The activity in the Company’s “Accounts receivable from affiliates” and “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable from affiliates:
RE/MAX of Texas Advertising Fund	$-	$(6)
International Advertising Fund	-	(10)
Other	-	21
Total accounts receivable from affiliates	-	5
Accounts payable to affiliates:
RE/MAX Central Atlantic Region Advertising Fund	$(988)	$(945)
Other	(101)	(72)
Total accounts payable to affiliates	(1,089)	(1,017)
Net accounts payable to affiliates	$(1,089)	$(1,012)

In February 2013, the Company engaged Perella Weinberg Partners L.P. (“Perella Weinberg”), a Financial Industry Regulatory Authority member, to serve as its financial advisor in connection with the IPO. Two members of the Company’s Board of Directors are partners at an affiliate of Perella Weinberg. The engagement of Perella Weinberg as a financial advisor was approved by the independent members of RMCO’s Board of Managers prior to the IPO. For the services rendered during the three and nine months ended September 30, 2013, the Company paid Perella Weinberg $76,000 and $216,000, respectively. In addition, on October 7, 2013, the Company paid Perella Weinberg a completion fee of $632,500 when the IPO closed. No amounts were paid to Perella Weinberg during the nine months ended September 30, 2014.

14.  Segment Information

The Company has two reportable segments: Real Estate Franchise Services and Brokerages. Management evaluates the operating results of its reportable segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

As a result of changes in management’s process to assess performance and allocate resources, the Company implemented a new segment structure beginning in the second quarter of 2014.  The changes in the Company’s segment structure relate to certain corporate-wide professional services expenses, which were previously reflected in the Brokerage and Other reportable segment and, beginning in the second quarter of 2014, are being reflected in the Real Estate Franchise Services reportable segment. All prior segment information has been reclassified to reflect the Company’s new segment structure and current presentation.

Adjusted EBITDA for the reportable segments excludes depreciation, amortization, interest expense, net and the provision for income taxes and is then adjusted for other non-cash and non-recurring cash charges or other items. Adjusted EBITDA for the reportable segments is also a key factor that is used by the Company’s internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of management for purposes of annual and other incentive compensation plans. The additional items that are adjusted to determine Adjusted EBITDA for the reportable segments include losses (gains) on the sale or disposition of assets and sublease activity, losses on the early extinguishment of debt, non-recurring equity-based compensation, non-cash straight-line rent expense, salaries paid to David and Gail Liniger that the Company discontinued subsequent to the IPO, professional fees and non-recurring expenses incurred in connection with the IPO and acquisition integration costs. The Company’s Real Estate Franchise Services reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name and the Company’s corporate-wide professional services expenses. All of the Company’s brokerage offices in its Real Estate Franchise Services reportable segment are franchised. The Company’s Brokerages reportable segment includes the Company’s brokerage services business and reflects the elimination of intersegment revenue and other consolidation entries.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the results of the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013, respectively:

	Revenue (a)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Real Estate Franchise Services	$40,456	$36,211	$118,254	$106,746
Brokerages	3,784	4,101	10,165	11,882
Consolidated revenue	$44,240	$40,312	$128,419	$118,628

(a)

Transactions between the Real Estate Franchise Services and the Brokerages reportable segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services reportable segment include intercompany amounts paid from the Company’s brokerage services business of $485,000 and $383,000 for the three months ended September 30, 2014 and 2013, respectively, and $1,369,000 and $1,130,000 for the nine months ended September 30, 2014 and 2013, respectively. Such amounts are eliminated in the Brokerages reportable segment.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Adjusted EBITDA
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Real Estate Franchise Services:
Net income	$13,459	$6,754	$36,017	$20,968
Depreciation and amortization	3,695	3,571	11,305	10,792
Interest expense	2,252	5,128	6,997	12,050
Interest income	(58)	(82)	(205)	(224)
Provision for income taxes	3,014	702	8,070	1,733
EBITDA	22,362	16,073	62,184	45,319
Gain on sale or disposition of assets and sublease	(87)	(94)	(369)	(266)
Loss on early extinguishment of debt	-	1,664	178	1,798
Non-recurring equity-based compensation	-	-	-	701
Non-cash straight-line rent expense	271	321	773	1,031
Chairman executive compensation	-	750	-	2,250
Acquisition integration costs	87	27	150	249
Public offering related expenses	-	2,436	-	5,916
Adjusted EBITDA	$22,633	$21,177	$62,916	$56,998

Brokerages:
Net income	$596	$943	$345	$1,684
Depreciation and amortization	72	85	212	296
Interest expense	3	-	10	3
Interest income	-	-	-	-
Provision for income taxes	102	-	60	-
EBITDA	773	1,028	627	1,983
Loss (gain) on sale or disposition of assets and sublease	35	(70)	92	(145)
Non-cash straight-line rent expense	(74)	(60)	(159)	(61)
Adjusted EBITDA	$734	$898	$560	$1,777

Consolidated:
Net income	$14,055	$7,697	$36,362	$22,652
Depreciation and amortization	3,767	3,656	11,517	11,088
Interest expense	2,255	5,128	7,007	12,053
Interest income	(58)	(82)	(205)	(224)
Provision for income taxes	3,116	702	8,130	1,733
EBITDA	23,135	17,101	62,811	47,302
Gain on sale or disposition of assets and sublease	(52)	(164)	(277)	(411)
Loss on early extinguishment of debt	-	1,664	178	1,798
Non-recurring equity-based compensation	-	-	-	701
Non-cash straight-line rent expense	197	261	614	970
Chairman executive compensation	-	750	-	2,250
Acquisition integration costs	87	27	150	249
Public offering related expenses	-	2,436	-	5,916
Adjusted EBITDA	$23,367	$22,075	$63,476	$58,775

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

As a result of changes in management’s process to assess performance and allocate resources, we implemented a new segment structure beginning in the second quarter of 2014.  The changes in our segment structure relate to certain corporate-wide professional services expenses, which were previously reflected in the Brokerage and Other reportable segment and, beginning in the second quarter of 2014, are being reflected in the Real Estate Franchise Services reportable segment. All prior segment information has been reclassified to reflect our new segment structure and current presentation.

Marketing and Promotion

Nearly all of the advertising, marketing and promotion to support the RE/MAX brand is funded by our agents and franchisees.  In the U.S. and Canada, there are currently three primary levels of advertising and promotion of our brand based on the source of funding for the activity: (i) a national advertising fund that spearheads brand efforts on a national level, (ii) regional advertising funds that focus on regional activities and (iii) local campaigns that are paid for directly by agents and franchisees within their local markets.

The national and regional advertising funds (collectively, the “Advertising Funds”) are funded by our agents through fees that our brokers collect and pay to the regional advertising funds, which remit a portion to the national advertising fund. These Advertising Funds are corporations owned by our controlling stockholder as trustee for RE/MAX agents and their activities are directed by our regional franchise owners.

During the third quarter of 2014, our regional franchise owners adopted a change in the marketing strategy for the Advertising Funds. Beginning in January 2015, the RE/MAX advertising strategy will focus on targeted, regional and local marketing. The amount of fees paid by our agents will not change, but advertising dollars traditionally used for national television campaigns will be retained for use in regional programs, presenting valuable marketing opportunities at the regional and local level. These regional advertising funds will continue to be funded by our agents and franchisees through fees that our brokers collect and pay to the regional advertising funds. We are currently evaluating the impact that this change in advertising strategy may have on our future results of operations, if any.

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

The following table shows our agent count at the end of the periods indicated:

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2013	2013	2013	2013	2012
Agent Count:
U.S.
Company-owned regions (1)	35,377	34,686	33,911	33,416	27,343	26,846	26,189	25,819
Independent regions (1)	21,804	21,576	21,375	21,075	26,879	26,482	26,030	25,984
U.S. Total	57,181	56,262	55,286	54,491	54,222	53,328	52,219	51,803
Canada
Company-owned regions	6,258	6,212	6,117	6,084	6,089	6,106	6,073	6,070
Independent regions	12,849	12,818	12,852	12,838	12,934	12,939	12,804	12,796
Canada Total	19,107	19,030	18,969	18,922	19,023	19,045	18,877	18,866
Outside U.S. and Canada
Company-owned regions	312	301	323	338	319	316	334	336
Independent regions	21,047	20,496	19,807	19,477	19,167	19,120	18,542	18,003
Outside U.S. and Canada Total	21,359	20,797	20,130	19,815	19,486	19,436	18,876	18,339
Total	97,647	96,089	94,385	93,228	92,731	91,809	89,972	89,008
Net change in agent count compared to the prior period	1,558	1,704	1,157	497	922	1,837	964

(1)

As of September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, U.S. Company-owned Regions include agents in the Southwest and Central Atlantic regions which converted from Independent Regions to Company-owned Regions in connection with the acquisitions of the business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) on October 7, 2013.  As of the acquisition date, the Southwest and Central Atlantic regions had a total of 5,918 agents.

Revenue. The percentage of revenue from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners was 59.3% and 58.4% for the three months ended September 30, 2014 and 2013, respectively, and was 60.0% and 58.2% for the nine months ended September 30, 2014 and 2013, respectively.  A smaller percentage of our revenue is based on transaction activity derived from a percentage of agent commissions and was 18.7% and 17.9% for the three months ended September 30, 2014 and 2013, respectively, and was 17.0% and 15.8% for the nine months ended September 30, 2014 and 2013, respectively.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, net and the provision for income taxes, each of which is presented in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: losses (gains) on sale or disposition of assets and sublease, losses on early extinguishment of debt, non-recurring equity-based compensation, non-cash straight-line rent expense, salaries paid to David and Gail Liniger, our Chairman and Vice Chair, respectively, that we discontinued subsequent to the completion of the IPO, professional fees and non-recurring expenses incurred in connection with the IPO and acquisition integration costs. During the third quarter of 2014, we revised our definition of Adjusted EBITDA to no longer adjust for recurring equity-based compensation expense. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. See “—Non-GAAP Financial Measures.” Because Adjusted EBITDA omits certain non-cash items and other non-recurring cash charges or other items, we feel that it is less susceptible to variances that affect our operating performance resulting from depreciation, amortization and other non-cash and non-recurring cash charges or other items and is more reflective of other factors that affect our operating performance.

The following table shows our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis and for our reportable segments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except margin data)
Consolidated:
Adjusted EBITDA	$23,367	$22,075	$63,476	$58,775
Adjusted EBITDA margins	52.8%	54.8%	49.4%	49.5%

Real Estate Franchise Services:
Adjusted EBITDA	$22,633	$21,177	$62,916	$56,998
Adjusted EBITDA margins	55.9%	58.5%	53.2%	53.4%

Brokerages:
Adjusted EBITDA	$734	$898	$560	$1,777
Adjusted EBITDA margins	19.4%	21.9%	5.5%	15.0%

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

Our Adjusted EBITDA margins result from the high margin Real Estate Franchise Services reportable segment, and are offset slightly by the owned real estate brokerage operations, which have much lower margins due primarily to higher fixed costs resulting from rent and personnel expenses reflected in our Brokerages reportable segment, which in turn adversely impacts our consolidated margins.

Factors Affecting Our Consolidated Operating Results

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the following:

Initial Public Offering. On October 7, 2013, we issued and sold 11,500,000 shares of our Class A common stock at a public offering price of $22.00 per share in our IPO and became a member and the sole manager of RMCO. We are a holding company and own 39.53% of the common units in RMCO as of September 30, 2014. RIHI, Inc. (“RIHI”) owns the remaining 60.47% of the common units in RMCO. Our only business is to act as the sole manager of RMCO and, in that capacity, we operate and control all of the business and affairs of RMCO. As a result, on October 7, 2013, we began to consolidate the financial results of RMCO and its subsidiaries. Due to RIHI’s approximate 60% equity interest in RMCO, our post-IPO results reflect a significant non-controlling interest and our pre-tax income represents approximately 40% of RMCO’s net income for the three and nine months ended September 30, 2014. Our only source of cash flow from operations is in the form of distributions from RMCO and management fees paid by RMCO pursuant to a management services agreement between us and RMCO. Following the IPO, we became subject to U.S. federal and state income taxation on our allocable portion of the income of RMCO.

Acquisitions. Effective October 7, 2013, we used approximately $27.3 million of the proceeds from the IPO to reacquire regional franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails and contributed those assets to RMCO in exchange for an ownership interest in RMCO.  The comparability of our operating results for the three and nine months ended September 30, 2014 and 2013 is affected by these acquisitions.

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

Changes in Aggregate Fee Revenue Per Agent. A significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents, including annual dues, continuing franchise fees and certain transaction or service-based fees. Our average annual revenue per agent for our Company-owned Regions in the U.S. and Canada is nearly three times greater than for our Independent Regions in the U.S. and Canada. Our average revenue per agent in regions outside of the U.S. and Canada is substantially lower than the average revenue per agent in the U.S. and Canada. We have expanded our owned regional franchising operations through acquisitions of Independent Regions in the U.S. and Canada, and intend to pursue reacquisition of other regions in the future. In addition, other changes in our aggregate revenue per agent are derived from changes in our fee arrangements with our franchisees and agents over time. Our revenue per agent also increases in other ways including when transaction sides and transaction sizes increase. This is because a portion of our revenue comes from fees tied to the number and size of real estate transactions closed by the agents in our network. Due to the low fixed cost structure of our franchise model, modest increases in revenue per agent, such as the January 1, 2014 increases to the amount of annual dues billed to our U.S. and Canadian agents and the continuing franchise fees charged in our U.S. Company-owned Regions, impact the comparability of our operating results.

Results of Operations

The following tables set forth our results of operations for the periods presented as dollars for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$18,523	$16,093	$54,251	$47,037
Annual dues	7,697	7,455	22,846	22,052
Broker fees	8,279	7,204	21,853	18,704
Franchise sales and other franchise revenue	5,472	5,076	17,935	17,823
Brokerage revenue	4,269	4,484	11,534	13,012
Total revenue	44,240	40,312	128,419	118,628
Operating expenses:
Selling, operating and administrative expenses	20,559	22,105	65,321	70,088
Depreciation and amortization	3,767	3,656	11,517	11,088
(Gain) loss on sale or disposition of assets, net	-	(3)	(1)	41
Total operating expenses	24,326	25,758	76,837	81,217
Operating income	19,914	14,554	51,582	37,411
Other expenses, net:
Interest expense	(2,255)	(5,128)	(7,007)	(12,053)
Interest income	58	82	205	224
Foreign currency transaction (losses) gains	(811)	281	(504)	(135)
Loss on early extinguishment of debt	-	(1,664)	(178)	(1,798)
Equity in earnings of investees	265	274	394	736
Total other expenses, net	(2,743)	(6,155)	(7,090)	(13,026)
Income before provision for income taxes	17,171	8,399	44,492	24,385
Provision for income taxes	(3,116)	(702)	(8,130)	(1,733)
Net income	$14,055	$7,697	$36,362	$22,652

Adjusted EBITDA(1)	$23,367	$22,075	$63,476	$58,775

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

Comparison of the Three Months Ended September 30, 2014 and 2013

Total Revenue

A summary of the components of our revenue for the three months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$18,523	$16,093	$2,430	15.1%
Annual dues	7,697	7,455	242	3.2%
Broker fees	8,279	7,204	1,075	14.9%
Franchise sales and other franchise revenue	5,472	5,076	396	7.8%
Brokerage revenue	4,269	4,484	(215)	-4.8%
Total revenue	$44,240	$40,312	$3,928	9.7%

Continuing Franchise Fees

Revenue from continuing franchise fees increased $2.4 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of the following:

•

an increase of $1.7 million due to the acquisitions and subsequent growth of HBN and Tails, which resulted in agents within Independent Regions being converted to agents within Company-owned Regions, and gave us the right to earn 100% of the fixed continuing franchise fees per agent;

•	an increase of $0.6 million and $0.1 million in our Company-owned Regions and Independent Regions in the U.S. and Canada, respectively, due to an increase in agent count; and
•	an increase of $0.3 million due to the January 1, 2014 increase in continuing franchise fees of $3 per month per agent in our U.S. Company-owned Regions.

The aforementioned increases were partially offset by the weakening of the Canadian dollar compared to the U.S. dollar, which negatively impacted revenue during the three months ended September 30, 2014 by approximately $0.1 million.

Annual Dues

Revenue from annual dues increased $0.2 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to additional annual dues revenue of $0.2 million from the overall increase in total agent count of 4,916 from September 30, 2013 to September 30, 2014, of which 3,043 agents were located in the U.S. and Canada and $0.1 million as a result of the January 1, 2014 increase in annual dues membership fees of $10 per agent for our U.S. and Canadian agents billed in their respective local currencies. The aforementioned increases were partially offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted annual dues revenue.

Broker Fees

Revenue from broker fees increased $1.1 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to additional broker fees of $0.6 million from the acquisitions and subsequent growth of HBN and Tails, which converted agents from Independent Regions to Company-owned Regions resulting in a higher portion of broker fees being retained by us for these agents. Excluding acquisition activity, revenue from broker fees earned from Company-owned and Independent Regions in the U.S. and Canada increased $0.6 million due primarily to an increase in agent count. The aforementioned increases in broker fee revenue were partially offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted broker fee revenue.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue increased $0.4 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of the following:

•	an increase of $0.3 million in revenue from franchise sales and renewals driven primarily by an increase in the total number of office sales in our Company-owned Regions in the U.S. and Canada;
•	an increase of $0.3 million in other franchise revenue recognized from national and regional events held for the franchisees and agents in our network; and
•	a net increase of $0.1 million in other franchise revenue recognized from our preferred marketing arrangements and approved supplier programs.

The aforementioned increases were offset by a reduction in franchise sales revenue of $0.3 million related to global regional franchise sales.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents, decreased $0.2 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of a reduction in the number of closed transaction sides and home sales volume.

Operating Expenses

A summary of the components of our operating expenses for the three months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$20,559	$22,105	$(1,546)	-7.0%
Depreciation and amortization	3,767	3,656	111	3.0%
Gain on sale or disposition of assets, net	-	(3)	3	-100.0%
Total operating expenses	$24,326	$25,758	$(1,432)	-5.6%
Percent of revenue	55.0%	63.9%

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses decreased $1.5 million as follows:

•

Personnel costs decreased $0.2 million from $10.5 million for the three months ended September 30, 2013 compared to $10.3 million for the three months ended September 30, 2014. The decrease in personnel costs was attributable to a decrease of $0.8 million due to the discontinuance of salaries paid to David and Gail Liniger subsequent to the closing of the IPO and a net decrease in other personnel costs of $0.2 million driven primarily by a reduction in employee incentives. The aforementioned decreases were partially offset by additional personnel costs of $0.5 million associated with the acquisitions of HBN and Tails and increased salaries of $0.3 million primarily related to additional personnel hired to support our operations as a public company.

•

Professional fees decreased $1.5 million from $3.5 million for the three months ended September 30, 2013 compared to $2.0 million for the three months ended September 30, 2014 due primarily to approximately $2.4 million of expenses incurred during the three months ended September 30, 2013 in connection with the IPO and related reorganization transactions, offset primarily by increases in professional fees incurred during the three months ended September 30, 2014 related to legal and compliance expenses associated with being a public company.

•	Rent expense remained flat at $3.2 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2014.
•

Other selling, operating and administrative expenses increased $0.2 million from $4.9 million for the three months ended September 30, 2013 compared to $5.1 million for the three months ended September 30, 2014. Other selling, operating and administrative expenses increased due to additional expenses incurred of $0.2 million as a result of acquiring HBN and Tails, $0.2 million of costs incurred in connection with becoming a public company, including directors’ and officers’ liability insurance, directors’ fees, transfer agent fees and other similar expenses and additional expenses incurred in connection with our national and regional events held for the franchisees and agents in our network. The aforementioned increases were partially offset by $0.4 million due to foreign withholding tax expense recorded in selling, operating and administrative expenses in 2013, which is recorded in the provision for income taxes in 2014 as a result of the changes in our corporate structure upon becoming a public company.

Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of an increase of $0.4 million of additional amortization expense related to intangible assets acquired from HBN and Tails in October 2013, offset by a net decrease in depreciation expense of $0.3 million related to assets that became fully depreciated.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,255)	$(5,128)	$2,873	-56.0%
Interest income	57	82	(25)	-30.5%
Foreign currency transaction (losses) gains	(811)	281	(1,092)	-388.6%
Loss on early extinguishment of debt	-	(1,664)	1,664	*
Equity in earnings of investees	256	274	(18)	-6.6%
Total other expenses, net	$(2,753)	$(6,155)	$3,402	-55.3%
Percent of revenue	-6.2%	-15.3%

* Calculation not meaningful

Other expenses, net decreased $3.4 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of  a decrease in interest expense of $2.9 million comprised of $1.9 million of costs incurred during the three months ended September 30, 2013 associated with the execution of our new credit agreement on July 31, 2013 with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto, entered into by RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO (the “2013 Senior Secured Credit Facility”) and a reduction in interest rates pursuant to the terms of the 2013 Senior Secured Credit Facility. Additionally, a loss on early extinguishment of debt of $1.7 million associated with executing our 2013 Senior Secured Credit Facility was recorded during the three months ended September 30, 2013. The aforementioned reductions to other expenses, net was partially offset by the impact of foreign currency transactions which increased other expenses, net by $1.1 million as a result of fluctuations in exchange rates of the U.S. dollar against primarily the Canadian dollar, which negatively impacted cash balances held in Canadian dollars during the three months ended September 30, 2014.

Provision for Income Taxes

The provision for income taxes increased $2.4 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in the provision for income taxes is primarily related to U.S. federal and state income tax obligations on our allocable portion of the net income of RMCO subsequent to the IPO. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity.”

Adjusted EBITDA

Adjusted EBITDA was $23.4 million for the three months ended September 30, 2014, an increase of $1.3 million or 5.9% from the comparable prior year period. The increase in Adjusted EBITDA was principally the result of an Adjusted EBITDA contribution of $1.7 million arising from the acquisitions of HBN and Tails and an increase in total revenue, excluding acquisition activity, of $1.7 million due primarily to agent growth and fee increases. Acquisition activity and revenue growth were partially offset by an increase of $1.0 million in selling, operating and administrative expenses, adjusted for certain non-cash items such as straight-line rent expense and certain non-recurring cash charges, including executive compensation costs and public offering related expenses incurred during the three months ended September 30, 2013. Adjusted EBITDA was also negatively impacted by $1.1 million in foreign currency transaction losses primarily related to the weakening of the Canadian dollar against the U.S. dollar during the three months ended September 30, 2014 resulting in a reduction in Adjusted EBITDA margin to 52.8% during the three months ended September 30, 2014 compared to 54.8% during the three months ended September 30, 2013.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Total Revenue

A summary of the components of our revenue for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine months ended September 30,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$54,251	$47,037	$7,214	15.3%
Annual dues	22,846	22,052	794	3.6%
Broker fees	21,853	18,704	3,149	16.8%
Franchise sales and other franchise revenue	17,935	17,823	112	0.6%
Brokerage revenue	11,534	13,012	(1,478)	-11.4%
Total revenue	$128,419	$118,628	$9,791	8.3%

Continuing Franchise Fees

Revenue from continuing franchise fees increased $7.2 million during the nine months September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of the following:

•

an increase of $4.7 million due to the acquisitions and subsequent growth of HBN and Tails, which resulted in agents within Independent Regions being converted to agents within Company-owned Regions, and gave us the right to earn 100% of the fixed continuing franchise fees per agent;

•	an increase of $2.1 million and $0.2 million in our Company-owned Regions and Independent Regions in the U.S. and Canada, respectively, due to an increase in agent count; and
•	an increase of $0.9 million due to the January 1, 2014 increase in continuing franchise fees of $3 per month per agent in our U.S. Company-owned Regions.

The aforementioned increases were partially offset by the weakening of the Canadian dollar compared to the U.S. dollar, which negatively impacted revenue during the nine months ended September 30, 2014 by approximately $0.6 million.

Annual Dues

Revenue from annual dues increased $0.8 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to additional annual dues revenue of $0.7 million from the overall increase in total agent count of 4,916 from September 30, 2013 to September 30, 2014 and $0.2 million as a result of the January 1, 2014 increase in annual dues membership fees of $10 per agent for our U.S. and Canadian agents billed in their respective local currencies. The aforementioned increases were partially offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted annual dues revenue during the nine months ended September 30, 2014 by approximately $0.2 million.

Broker Fees

Revenue from broker fees increased $3.1 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to additional broker fees of $1.6 million from the acquisitions and subsequent growth of HBN and Tails, which converted agents from Independent Regions to Company-owned Regions resulting in a higher portion of broker fees being retained by us for these agents. Excluding acquisition activity, revenue from broker fees earned from Company-owned and Independent Regions in the U.S. and Canada increased $1.7 million due primarily to an increase in agent count. The aforementioned increases in broker fee revenue were partially offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted broker fee revenue during the nine months ended September 30, 2014 by approximately $0.2 million.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue increased $0.1 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of the following:

•

an increase of $0.6 million in revenue from franchise sales and renewals driven primarily by an increase in the total number of office franchise sales in our U.S. Company-owned Regions due primarily to the acquisitions of HBN and Tails; and

•	a net increase of $0.3 million in other franchise revenue recognized from our preferred marketing arrangements and approved supplier programs.

The aforementioned increases were offset by a reduction in franchise sales revenue of $0.2 million related to global regional franchise sales and a decrease in other franchise revenue of $0.5 million driven primarily by reduced registration revenue mainly due to lower attendance at our 2014 annual convention held in March. The 2013 annual convention celebrated our fortieth anniversary and attendance was unusually high.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents, decreased $1.5 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of reduced management fee revenue recognized by our owned brokerages, a reduction in the number of owned brokerage offices and a reduction in the number of closed transaction sides and home sales volume.

Operating Expenses

A summary of the components of our operating expenses for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine months ended September 30,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$65,321	$70,088	$(4,767)	-6.8%
Depreciation and amortization	11,517	11,088	429	3.9%
(Gain) loss on sale or disposition of assets, net	(1)	41	(42)	-102.4%
Total operating expenses	$76,837	$81,217	$(4,380)	-5.4%
Percent of revenue	59.8%	68.5%

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses decreased $4.8 million as follows:

•

Personnel costs decreased $0.4 million from $32.1 million for the nine months ended September 30, 2013 compared to $31.7 million for the nine months ended September 30, 2014. The decrease in personnel costs is attributable to a decrease of $2.3 million due to the discontinuance of salaries paid to David and Gail Liniger subsequent to the closing of the IPO and a net decrease in other personnel costs of $0.5 million driven primarily by a reduction in employee incentives. The aforementioned decreases were partially offset by additional personnel costs of $1.5 million associated with the acquisitions of HBN and Tails, increased salaries of $0.7 million primarily related to additional personnel hired to support our operations as a public company and increased severance charges of $0.2 million for certain employees that were terminated in 2014.

•

Professional fees decreased $3.8 million from $9.6 million for the nine months ended September 30, 2013 compared to $5.8 million for the nine months ended September 30, 2014 due primarily to approximately $5.9 million of expenses incurred during the nine months ended September 30, 2013 in connection with the IPO and related reorganization transactions offset primarily by increases in professional fees incurred during the nine months ended September 30, 2014 related to legal and compliance expenses associated with being a public company.

•

Rent expense decreased $0.8 million from $10.2 million for the nine months ended September 30, 2013 compared to $9.4 million for the nine months ended September 30, 2014, due to increased sublease income of $0.2 million recognized on our corporate headquarters and reductions in rent and related facility operations expense of $0.5 million due to renegotiations of leases and a reduction in the number of owned brokerage offices.

•

Other selling, operating and administrative expenses increased $0.2 million from $18.2 million for the nine months ended September 30, 2013 compared to $18.4 million for the nine months ended September 30, 2014. This increase was primarily driven by additional expenses of $0.8 million incurred as a result of acquiring HBN and Tails as well as $0.7 million of costs incurred in connection with becoming a public company, including directors’ and officers’ liability insurance, directors’ fees, transfer agent fees and other similar expenses. The aforementioned increases were partially offset by $1.0 million of foreign withholding tax expense recorded in selling, operating and administrative expenses in 2013, which is recorded in the provision for income taxes in 2014 as a result of the changes in our corporate structure upon becoming a public company and a reduction in property tax expense associated with our corporate headquarters of $0.2 million.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of an increase of $1.3 million of additional amortization expense related to intangible assets acquired from HBN and Tails in October 2013, offset by a net decrease in depreciation expense of $0.8 million related to assets that became fully depreciated.

Other Expenses, Net

A summary of the components of our other expenses, net for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine months ended September 30,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(7,007)	$(12,053)	$5,046	-41.9%
Interest income	205	224	(19)	-8.5%
Foreign currency transaction losses	(504)	(135)	(369)	273.3%
Loss on early extinguishment of debt	(178)	(1,798)	1,620	-90.1%
Equity in earnings of investees	394	736	(342)	-46.5%
Total other expenses, net	$(7,090)	$(13,026)	$5,936	-45.6%
Percent of revenue	-5.5%	-11.0%

Other expenses, net decreased $5.9 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of a decrease in interest expense of $5.0 million comprised of a reduction in interest rates between our previous senior secured credit facility and our 2013 Senior Secured Credit Facility and $1.9 million of costs incurred during the nine months ended September 30, 2013 associated with the execution of the 2013 Senior Secured Credit Facility. Additionally, a loss on early extinguishment of debt of $1.7 million associated with executing our 2013 Senior Secured Credit Facility was recorded during the nine months ended September 30, 2013. The aforementioned decreases in other expenses, net were offset by an increase in foreign currency transaction losses of $0.4 million as a result of fluctuations in exchange rates of the U.S. dollar against primarily the Canadian dollar and an increase in cash held in Canadian dollars during the nine months ended September 30, 2014 and a decrease in equity in earnings of investees of $0.3 million due to reduced income recognized from our investment in a mortgage brokerage company primarily as a result of reduced mortgage refinancing activity.

Provision for Income Taxes

The provision for income taxes increased $6.4 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in the provision for income taxes is primarily related to U.S. federal and state income tax obligations on our allocable portion of the net income of RMCO subsequent to the IPO. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity.”

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins were $63.5 million and 49.4% for the nine months ended September 30, 2014, an increase of $4.7 million or 8.0% from the comparable prior year period. The increase in Adjusted EBITDA was principally the result of an Adjusted EBITDA contribution of $4.6 million arising from the acquisitions of HBN and Tails and an increase in total revenue, excluding acquisition activity, of $3.5 million due primarily to agent growth and fee increases. Acquisition activity and revenue growth were partially offset by an increase of $2.8 million in selling, operating and administrative expenses, adjusted for certain non-cash items such as non-recurring equity-based compensation expense, straight-line rent expense and certain non-recurring cash charges, including executive compensation costs and public offering related expenses incurred during the nine months ended September 30, 2013. Adjusted EBITDA was also adversely impacted by $0.4 million related to foreign currency transaction losses and by a decrease in equity in earnings of investees of $0.3 million from the comparable prior year period.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, net and the provision for income taxes, each of which is presented in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: losses (gains) on sale or disposition of assets and sublease, losses on early extinguishment of debt, non-recurring equity-based compensation, non-cash straight-line rent expense, salaries paid to David and Gail Liniger that we discontinued subsequent to the completion of the IPO, professional fees and non-recurring expenses incurred in connection with the IPO and acquisition integration costs. During the third quarter of 2014, we revised our definition of Adjusted EBITDA to no longer adjust for recurring equity-based compensation expense. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation.

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

A reconciliation of Adjusted EBITDA to net income for our consolidated results and reportable segments for the three and nine months ended September 30, 2014 and 2013 is set forth in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Consolidated:
Net income	$14,055	$7,697	$36,362	$22,652
Depreciation and amortization	3,767	3,656	11,517	11,088
Interest expense	2,255	5,128	7,007	12,053
Interest income	(58)	(82)	(205)	(224)
Provision for income taxes	3,116	702	8,130	1,733
EBITDA	23,135	17,101	62,811	47,302
Gain on sale or disposition of assets and sublease (1)	(52)	(164)	(277)	(411)
Loss on early extinguishment of debt (2)	-	1,664	178	1,798
Non-recurring equity-based compensation (3)	-	-	-	701
Non-cash straight-line rent expense (4)	197	261	614	970
Chairman executive compensation (5)	-	750	-	2,250
Acquisition integration costs (6)	87	27	150	249
Public offering related expenses (7)	-	2,436	-	5,916
Adjusted EBITDA	$23,367	$22,075	$63,476	$58,775

Real Estate Franchise Services:
Net income	$13,459	$6,754	$36,017	$20,968
Depreciation and amortization	3,695	3,571	11,305	10,792
Interest expense	2,252	5,128	6,997	12,050
Interest income	(58)	(82)	(205)	(224)
Provision for income taxes	3,014	702	8,070	1,733
EBITDA	22,362	16,073	62,184	45,319
Gain on sale or disposition of assets and sublease (1)	(87)	(94)	(369)	(266)
Loss on early extinguishment of debt (2)	-	1,664	178	1,798
Non-recurring equity-based compensation (3)	-	-	-	701
Non-cash straight-line rent expense (4)	271	321	773	1,031
Chairman executive compensation (5)	-	750	-	2,250
Acquisition integration costs (6)	87	27	150	249
Public offering related expenses (7)	-	2,436	-	5,916
Adjusted EBITDA	$22,633	$21,177	$62,916	$56,998

Brokerages:
Net income	$596	$943	$345	$1,684
Depreciation and amortization	72	85	212	296
Interest expense	3	-	10	3
Interest income	-	-	-	-
Provision for income taxes	102	-	60	-
EBITDA	773	1,028	627	1,983
Loss (gain) on sale or disposition of assets and sublease (1)	35	(70)	92	(145)
Non-cash straight-line rent expense (4)	(74)	(60)	(159)	(61)
Adjusted EBITDA	$734	$898	$560	$1,777

(1)	Represents losses (gains) on the sale or disposition of assets as well as the gain on the sublease of a portion of our corporate headquarters office building.

(2)

Represents losses incurred on early extinguishment of debt on our 2013 Senior Secured Credit Facility and our previous senior secured credit facility for the nine months ended September 30, 2014 and 2013 as well as losses incurred related to the entire repayment of our previous senior secured credit facility during the three and nine months ended September 30, 2013.

(3)

Non-recurring equity-based compensation includes non-cash compensation expense recorded related to Class B Common Unit options granted to certain employees pursuant to RMCO’s 2011 Unit Option Plan during the nine months ended September 30, 2013. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market, which have contributed to increasing annual operating cash flows. In this regard, our short-term liquidity position has been, and will continue to be, affected by the number of agents in the RE/MAX network. Our primary sources of liquidity are our existing cash balances and availability under our 2013 Senior Secured Credit Facility. Our historical cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of selling, operating and administrative expenses, (iii) principal payments and related interest expense on our 2013 Senior Secured Credit Facility, (iv) distributions and other payments to non-controlling unitholders, (v) corporate tax payments paid by the Company and (vi) cash consideration for acquisitions and acquisition-related expenses.

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

Sources and Uses of Cash

Nine Months Ended September 30, 2014 and 2013

As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $98.1 million and $88.4 million, respectively, of which approximately $19.5 million and $16.6 million were held by our foreign entities, respectively. Cash and cash equivalents increased $9.8 million from $88.4 million as of December 31, 2013. The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$48,998	$36,890	$12,108
Investing activities	(1,106)	(842)	(264)
Financing activities	(38,073)	(31,095)	(6,978)
Effect of exchange rate changes on cash	(66)	28	(94)
Net change in cash and cash equivalents	$9,753	$4,981	$4,772

For the nine months ended September 30, 2014, we generated $12.1 million more cash from operations compared to the nine months ended September 30, 2013. The increase in cash provided by operating activities was primarily attributable to an increase in cash provided by revenue activities of $11.4 million as a result of the acquisitions of HBN and Tails, increased agent count and fee increases and less cash paid for interest of $4.8 million resulting from a reduction in interest rates on our 2013 Senior Secured Credit Facility compared to our previous senior secured credit facility. Cash provided by operating activities also increased due to a decrease in cash used in selling, operating and administrative activities of $1.7 million primarily as a result of costs incurred in connection with the IPO in 2013, partially offset by increased public company costs in 2014. Cash provided by operating activities was negatively impacted by additional cash paid for income taxes of $5.2 million primarily related to U.S. federal and state income tax obligations on our allocable portion of the net income of RMCO subsequent to the IPO and a decrease in distributions received from our equity method investee of $0.6 million.

Cash used in investing activities increased $0.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily as a result of an increase in the purchases of property, equipment and software.

For the nine months ended September 30, 2014, we used $7.0 million more cash in financing activities compared to the nine months ended September 30, 2013. The increase in cash used in financing activities was primarily attributable to the $14.6 million mandatory excess cash flow prepayment required pursuant to the terms of our 2013 Senior Secured Credit Facility paid in April 2014 compared to a similar prepayment of $8.0 million paid in March 2013 pursuant to the terms of our previous senior secured credit facility. Excluding mandatory excess cash flow prepayments, cash used in financing activities increased $5.6 million due to the net reduction of payments on debt and the proceeds received from our 2013 Senior Secured Credit Facility. Cash used in financing activities also increased due to quarterly cash dividends of $0.0625 per share of Class A common stock paid in the first three quarters of 2014, representing $2.2 million in total dividends, and withholding tax payments of $0.8 million paid to satisfy statutory tax requirements of certain employees upon delivery of vested restricted stock units in May 2014. No similar payments were made during the nine months ended September 30, 2013. The aforementioned increases in cash used in financing activities were partially offset by a decrease of $4.8 million in capitalized costs incurred in 2013 in connection with the IPO, a reduction in tax and other distributions of $1.8 million paid to RMCO’s non-controlling unitholders pursuant to the terms of the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “New RMCO, LLC Agreement”), which were also required in the comparable prior year period but calculated in a different manner pursuant to the Third Amended and Restated RMCO Limited Liability Company Agreement (the “Old RMCO, LLC Agreement”), and a decrease of $1.3 million in costs incurred in connection with executing the 2013 Senior Secured Credit Facility.

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

As of September 30, 2014, we had $212.2 million of term loans outstanding, net of an unamortized discount, had no revolving loans outstanding and had $10.0 million in revolving loans available under our 2013 Senior Secured Credit Facility.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity and a capital structure. We have existing cash balances, cash flows from operating activities and access to our revolving line of credit available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $1.0 million and $0.7 million during the nine months ended September 30, 2014 and 2013, respectively. Amounts paid for purchases of property and equipment relate to leasehold improvements and spending on purchased and developed software relate to investments in our information technology infrastructure.

Acquisitions of Businesses

On October 7, 2013, we acquired the regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails for $27.3 million in the aggregate.

Dividends

During the nine months ended September 30, 2014, our Board of Directors declared quarterly dividends of $0.0625 per share on all outstanding shares of Class A common stock in the first, second and third quarters of 2014, representing $2.2 million in total dividends. Of this amount, $0.7 million was paid on each of April 18, 2014, June 5, 2014 and September 3, 2014. On November 6, 2014, we declared a quarterly dividend of $0.0625 per share on all outstanding shares of Class A common stock, which is payable on December 4, 2014 to shareholders of record at the close of business on November 20, 2014.  The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and to the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the New RMCO, LLC Agreement, RMCO is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover each members’ tax liabilities, if any, with respect to their allocable share of RMCO earnings. RMCO makes such tax distributions to its members based on an estimated tax rate in accordance with the terms of the New RMCO, LLC Agreement. Upon completion of its tax returns with respect to the prior year, RMCO may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. Distributions for taxes paid to or on behalf of non-controlling unitholders were $15.6 million during the nine months ended September 30, 2014. For the nine months ended September 30, 2013, distributions for taxes to RMCO’s non-controlling unitholders were also required, but calculated differently, in accordance with the Old RMCO, LLC Agreement.  Distributions for taxes paid to non-controlling unitholders during the nine months ended September 30, 2013 were $12.7 million.

Other Distributions

Cash distributions are also made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the New RMCO, LLC Agreement and the Old RMCO, LLC Agreement.  We made distributions of $1.1 million to our non-controlling unitholders on each of April 18, 2014, June 5, 2014 and September 3, 2014. In accordance with the Old RMCO, LLC Agreement, other distributions paid to non-controlling unitholders during the nine months ended September 30, 2013 were $8.0 million. On November 6, 2014, we declared a pro rata distribution to our non-controlling unitholders of $1.1 million, which is payable on December 4, 2014. We expect that future distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments made to the holders of our Class A common stock.

Off Balance Sheet Arrangements

Other than the guarantee of a performance agreement and a line-of-credit agreement each disclosed in Note 12 of our unaudited condensed consolidated financial statements, we have no material off balance sheet arrangements as of September 30, 2014.

Commitments and Contingencies

Except for the ongoing litigation concerning our acquisition of the net assets of HBN as disclosed in Note 11 of our unaudited condensed consolidated financial statements, our management does not believe there are any other litigation matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2013 Senior Secured Credit Facility which bears interest at variable rates. At September 30, 2014, $212.2 million in term loans were outstanding under our 2013 Senior Secured Credit Facility, net of an unamortized discount. As of September 30, 2014, the undrawn borrowing availability under the revolving line of credit under our 2013 Senior Secured Credit Facility was $10.0 million. The interest rate on our 2013 Senior Secured Credit Facility entered into in July 2013 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of global franchisees in Canada and 95 other countries. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. As the U.S. dollar has strengthened compared to most foreign currencies, including the Canadian dollar during 2014, our financial position and results of operations have been adversely affected. We had foreign currency transaction (losses) gains of approximately ($0.8) million and $0.3 million during the three months ended September 30, 2014 and 2013, respectively, and ($0.5) million and ($0.1) million during the nine months ended September 30, 2014 and 2013, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. During the three and nine months ended September 30, 2014, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $0.9 million and $1.3 million, respectively.

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

Our management, with the participation of our principal executive officers and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive officers and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	3.2

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

31.1	Certification of Chairman of the Board and Co-Founder pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1

Certification of Chairman of the Board and Co-Founder and Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

RE/MAX Holdings, Inc. (Registrant)

Date:	November 13, 2014	By:	/S/ David L. Liniger
David L. Liniger Chairman and Co-Founder (Principal Executive Officer)

Date:	November 13, 2014	By:	/S/ Margaret M. Kelly
Margaret M. Kelly Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)