Form 10-K
period 2014-12-31
RE/MAX Holdings, Inc.
filed 2015-03-13
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $342.6 million, based on the number of shares held by non-affiliates as of June 30, 2014 and the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2014.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of March 6, 2015 was 11,798,041 and 1, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

RE/MAX HOLDINGS, INC.

2014 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, forward-looking statements include statements we make relating to:

●	our expectations regarding consumer trends in residential real estate transactions;
●	our expectations regarding overall economic and demographic trends, including the continued recovery of the U.S. residential real estate market;
●	our expectations regarding our performance during future downturns in the housing sector;
●	our growth strategy of increasing our agent count;
●	our ability to expand our network of franchises at higher than average rates in both new and existing but underpenetrated markets;
●	our expectations regarding agent count and productivity;
●	our growth strategy of increasing our number of closed transaction sides and transaction sides per agent;
●	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
●	the pursuit of future reacquisitions of Independent Regions;
●	our intention to pay dividends;
●	our future financial performance;
●	the effects of laws applying to our business;
●	our ability to retain our senior management and other key employees;
●	our intention to pursue additional intellectual property protections;
●	our future compliance with U.S. or state franchise regulations;
●	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our information technology infrastructure; and
●	the anticipated benefits of our advertising strategy.

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

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS

Our Company

We are one of the world’s leading franchisors of real estate brokerage services. Our business strategy is to recruit and retain agents and sell franchises. Our franchisees operate under the RE/MAX brand name, which has held the number one market share in the U.S. and Canada since 1999, as measured by total residential transaction sides completed by our agents. Accordingly, our company slogan is “Nobody sells more real estate than RE/MAX.” The RE/MAX brand has the highest level of unaided brand awareness in real estate in the U.S. and Canada according to a 2014 consumer survey by MMR Strategy Group, and our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world.

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

98,010 Agents	6,751 Offices	97 Countries
Number of Agents	Number of Offices	Number of Countries

As of December 31, 2014.

We grew our total agent count at a compound annual growth rate (“CAGR”) of 30% from our founding to a peak of approximately 120,000 agents in 2006. Our agent count declined approximately 26.8% from 2006 through 2011 as real estate transaction activity declined during the U.S. and global real estate downturn and economic recession. We returned to growth starting in 2012, resulting in a net gain of 10,534 agents between 2012 and 2014 (of which 5,953 were in the U.S.). We gained 4,782 agents (of which 2,614 were in the U.S.) in 2014 as the upturn has continued. We expect that our U.S. agent count will continue to increase as we continue to attract agents who recognize the strength of the RE/MAX brand and our agent-centric value proposition.

As approximately 81% of our 2014 revenue came from the U.S., we believe that we are benefiting from an improving U.S. housing market.  After rising by more than 9% per year in 2012 and 2013, existing home sale transactions fell by 2.9% in 2014, according to the National Association of Realtors (“NAR”).  However, NAR forecasts that existing home sale transactions will rise 6.4% in 2015. With approximately 14% of our 2014 revenue coming from Canada, where RE/MAX has the leading market share among residential brokerage firms, we also expect to benefit from generally stable Canadian housing market trends, where home sales were up 5.1% in 2014, but are forecasted to rise 0.8% in 2015, according to the Canadian Real Estate Association (“CREA”).

The RE/MAX network extends to commercial real estate brokerage as well, with approximately 2,800 RE/MAX Commercial® practitioners in over 45 countries. RE/MAX Commercial® is perennially named one of the top 25 commercial brokerage networks by National Real Estate Investor magazine.

As a franchisor with less than 1% owned brokerage offices in the U.S., we maintain a low fixed-cost structure, which enables us to generate high margins and helps us drive significant operating leverage through incremental revenue growth.

(1)

Adjusted EBITDA includes adjustments to EBITDA for loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, non-recurring equity-based compensation, non-cash straight-line rent expense, salaries paid to David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder, that we discontinued subsequent to our initial public offering (the “IPO”), professional fees and certain non-recurring expenses incurred in connection with the IPO, acquisition transaction costs and non-recurring severance and other related charges incurred in connection with the restructuring plan designed to improve efficiencies at our corporate headquarters and the retirement of our former Chief Executive Officer on December 31, 2014. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

(2)	Excludes adjustments attributable to the non-controlling interest.

We operate in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprises the operations of our owned and independent global franchising operations and corporate-wide professional services expenses. The Brokerages reportable segment contains the operations of our 21 owned brokerage offices in the U.S. (which represent less than 1% of RE/MAX brokerages in the U.S.), the results of operations of a mortgage brokerage company in which we own a non-controlling interest and reflects the elimination of intersegment revenue and other consolidation entities. Our reportable segments represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess performance and to allocate resources. For additional financial information about our business by segment, see Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Market Opportunity

We operate in the real estate brokerage franchise industry in the U.S., Canada and 95 other countries.

U.S. and Canadian Real Estate Brokerage Industry Overview. Based upon U.S. Census Bureau data and existing home sales information from NAR, the U.S. residential real estate industry is an approximately $1.41 trillion market based on 2014 sales volume. Residential real estate represents the largest single asset class in the U.S. with a value of approximately $20.0 trillion, according to the Federal Reserve.

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

We believe that the traditional agent-assisted business model compares favorably to alternative channels of the residential brokerage industry, such as discount brokers and “for sale by owner,” because full-service brokerages are the best-suited to address many of the key characteristics of real estate transactions, including: (i) the complexity and large monetary value involved in home sale transactions, (ii) the infrequency of home sale transactions, (iii) the high price variability in the home market, (iv) the unique nature of each home and (v) the consumer’s need for a high degree of personalized advice and support in light of these factors. For these reasons, we believe that consumers will continue to use the agent-assisted model for residential real estate transactions. In addition, although listings are available for viewing on a wide variety of real estate websites, we believe an agent’s local market expertise provides the ability to better understand the inventory of for-sale homes and the interests of potential buyers. This knowledge allows the agent to customize the pool of potential homes they show to a buyer, as well as help sellers to present their home professionally to best attract potential buyers. According to NAR, 88% of sellers of existing homes used an agent or broker in 2014 compared to 82% in 2004, and 88% of buyers used an agent or broker, compared with 77% in 2004.

Cyclical Nature. The residential real estate industry is cyclical in nature, but has shown strong long-term growth. From the second half of 2005 through 2011, the U.S. real estate industry experienced a significant downturn, with existing home sale transactions declining by 40% from 7.1 million in 2005 to 4.3 million in 2011, according to NAR. Since then, the U.S. real estate industry has improved, with 4.7 million existing home sale transactions in 2012, 5.1 million in 2013, and 4.9 million in 2014. NAR forecasts 5.3 million existing home sales in 2015.

Similarly, the median home sale price declined by 24% from 2005 to 2011, but increased by 6.4% in 2012, and another 11.5% in 2013, according to NAR. Median price increases moderated to 5.7% in 2014, leaving prices at the end of 2014 5.1% below the end of 2005.  NAR forecasts that the rate of home price increases will moderate further in 2015.  Furthermore, according to CoreLogic, Inc., between October 2012 and September 2014, the number of homes with mortgages larger than their estimated fair value fell by more than 50%, and the percentage of homes with a loan-to-value ratio of less than 80% increased from 55% to more than 70%. We believe the strengthened equity position of a substantial number of homeowners, who may previously have been unable to sell their houses because doing so would not bring a high enough price to pay off the mortgages, will unlock pent-up market demand for sales of existing homes in 2015 and beyond.

While this price recovery has meant that home affordability has fallen somewhat from record highs in 2012, it has still remained substantially above its ten- and twenty-year averages, as measured by NAR’s Home Affordability Index.  This means homes continue to be affordable for the median consumer. The extent to which home affordability remains high will depend on the extent of any future interest rate changes, changes in home prices, and changes in the job market and/or wage growth.

Favorable Long-term Demand. We believe that long-term demand for housing in the U.S. is primarily driven by the economic health of the domestic economy, and local factors such as demand relative to supply. We also believe that the residential real estate market in the U.S. will benefit from fundamental demographic shifts over the long term. These include an increase in household formations, including as a result of immigration and population growth. According to the 2014 State of the Nation’s Housing Report compiled by the Joint Center for Housing Studies, U.S. household formation increased by only 600,000 to 800,000 formations in each of the past several years, well below historic levels, but is projected to grow by 11.6 million to 13.2 million between 2015 and 2025. Likewise, the U.S. Census Bureau projects that the U.S. will continue to experience long-term population growth and predicts total net immigration of 49.0 million individuals between 2015 and 2050. We believe that there is also pent-up selling demand from generational shifts, such as many retirement age homeowners who are likely to take advantage of improving housing market conditions in order to sell their existing residences and retire in new areas of the country or purchase smaller homes. Similarly, we believe there is also pent-up buying demand among adult children, particularly in the large millennial generation, currently living in their parents’ homes or renting with others, who are likely to take advantage of an improving economy and good home affordability, driving household formation back to historical levels.

Our Market Position. We attribute our success to our ability to recruit and retain experienced agents and sell franchises. Our approach to sustained agent recruiting and retention and franchise sales depends upon two key elements of our unique business model: (i) creating and maintaining a premier market presence in the real estate brokerage industry worldwide, and (ii) creating and maintaining the unique RE/MAX “growth engine.”

Premier Market Presence. The strength of our brand worldwide in the real estate brokerage industry is the result of our ability to successfully create and maintain “Premier Market Presence.” We believe that we offer agents and franchisees a compelling market presence in the real estate brokerage industry through the combination of the following six attributes:

●	leading unaided brand awareness;
●	highly experienced and productive agents;
●	leading market share;
●	high traffic web presence;

●	high level of customer satisfaction; and
●	strong community citizenship.

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

The RE/MAX Growth Engine leads to the following unique benefits for our franchisees and agents and RE/MAX:

RE/MAX Franchisee and Agent Benefits	RE/MAX Benefits
● Affiliation with the best brand in the real estate industry	● Network effect drives brand awareness
● Entrepreneurial culture	● Franchise fee structure provides recurring revenue streams
● High agent commission split and low franchise fees	● Franchise model—highly profitable with low capital requirements—leads to strong cash flow generation and high margins
● Access to our lead referral system which is supported by our high traffic websites
● Comprehensive, award-winning training programs

Our Franchise Structure

Franchise Organizational Model. We function under the following franchise organizational model, with nearly all of the RE/MAX branded brokerage office locations being operated by franchisees:

Franchise Tier	Description
RE/MAX	Owns the right to the RE/MAX brand and sells franchises and franchising rights.
Regional Franchise Owner

Owns rights to sell brokerage franchises in a specified region. Current network of 162 regions globally. In the U.S. and Canada, RE/MAX owns 12 of 32 regional franchises, representing 55% of our U.S. and Canada agent count. The remaining 20 regional franchises, representing 45% of our U.S. and Canada agent count, are Independent Regions.

Franchisee (or Broker-Owner)	Owns right to operate a RE/MAX-branded brokerage office, list properties and recruit agents. 6,751 offices globally, as of December 31, 2014.
Agent (or Sales Associate)	Branded independent contractors who operate out of local franchise brokerage offices. 98,010 agents globally, as of December 31, 2014.

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

Franchise Agreements and Relationship Terms. In those regions that are owned by us in the U.S. and Canada, we typically enter into a five-year renewable franchise agreement with franchisees covering a standard set of terms and conditions. For those regions that are independently owned, we enter into a long-term agreement (typically between 15 and 20 years, with up to three renewal periods of equal length) with the Independent Region owner, pursuant to which the regional franchise owner is authorized to enter into franchise agreements with individual franchisees in that region.

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

Revenue Streams as Percentage of 2014 Total Revenue

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

Annual Dues. Annual dues are the membership fees that agents pay directly to RE/MAX to be a part of the RE/MAX network and use the RE/MAX brand. In 2013 and 2012, annual dues were a flat fee of US$390 for U.S. agents and CA$390 for Canadian agents. Beginning January 1, 2014, annual dues membership fees increased to US$400/CA$400 per agent annually for our U.S. and Canadian agents.

Broker Fees. Broker fees are assessed to the broker against real estate commissions paid by customers when an agent sells a home. Agents pay a negotiated percentage of these earned commissions to the broker in whose office they work. Broker-owners in turn pay a percentage of the commission to the regional franchisor. Generally, the amount paid by broker-owners to the regional franchisor, which we refer to as the “broker fee,” is 1% of the total commission on the transaction. The amount of commission collected by brokers is based primarily on the sales volume of RE/MAX agents, home sale prices in such sales and real estate commissions earned by agents on these transactions. Broker fees therefore vary based upon the overall health of the real estate industry and the volume of existing home sales in particular. This revenue stream is based on sales volume and provides us with incremental upside during a real estate market recovery.

Franchise Sales and Other Franchise Revenue. Franchise sales and other franchise revenue is primarily comprised of:

•

Franchise Sales. Franchise sales revenue consists of revenue from sales and renewals of individual franchises from Company-owned Regions and Independent Regions, as well as regional and country master franchises in global markets outside of North America. We receive only a portion of the revenue from the sales and renewals of individual franchises from Independent Regions.

•

Other Franchise Revenue. Other franchise revenue includes revenue from preferred marketing arrangements and approved supplier programs with third parties, including mortgage lenders and other real estate service providers, as well as event-based revenue from training and other programs, including our annual convention in the U.S.

Brokerage Revenue. Brokerage revenue principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents. Our owned brokerage offices are solely in the U.S. and represent less than 1% of the over 3,400 real estate brokerage offices that operate under the RE/MAX brand name in the U.S.

Revenue per Agent in U.S. and Canada Owned and Independent Regions. We receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions. While both Company-owned Regions and Independent Regions charge relatively similar fees to RE/MAX brokerages and agents, we receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-owned Regions, whereas we receive only a portion of these fees in Independent Regions. We generally receive 15%, 20% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each particular Independent Region established by the terms of the applicable regional franchise agreement. In 2014, the annual revenue per agent in our Company-owned Regions was approximately $2,449, whereas the average annual revenue per agent in Independent Regions was approximately $821.

Franchise and Agent Fee Increases. Given the low fixed infrastructure cost of our franchise model, modest increases in aggregate fees per agent positively affect our profitability. Although we may pursue future opportunities to increase our aggregate fees per agent over time, our strategic focus is to grow agent count through recruiting programs and retention initiatives.

International Revenue. We base our continuing franchise fees, agent dues and broker fees outside the U.S. and Canada on the same structure as our Independent Regions, except that the aggregate level of such fees is substantially lower in these markets than in the U.S. and Canada.

Our revenue and agent count by geography are illustrated in the following charts:

Revenue by Geography Percent of 2014 Revenue	Agents by Geography As of Year-end 2014

For additional financial information about our business by geographic area, see Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Agent-Centric Approach

We believe that our agent-centric approach enables us to attract and retain highly effective agents and motivated franchisees to our network and drive growth in our business and profitability. We have built a franchise model designed to provide the following unique combination of benefits to our franchisees and agents:

•

Affiliation with the Best Brand in Residential Real Estate. We believe buyers and sellers of real estate are most comfortable doing business with an entity and brand with which they are familiar. We drive brand awareness through transaction activity and visibility in the market. The RE/MAX brand has held number one market share as measured by total residential transaction sides completed by our agents in both the U.S. and Canada since 1999. We reinforce brand awareness through marketing and advertising programs that are supported by promotional campaigns of our franchisees and agents in their local markets. RE/MAX has surpassed all U.S. real estate franchises in television advertising every year from 2002 to 2014, according to Nielsen Monitor-Plus total unequivalized ad impressions among adults of ages from 25 to 54 for ads purchased through nationwide buys (not including Spanish-language television).

•

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

•

High Agent Commission Fee Split and Low Franchise Fees. In the RE/MAX franchise network, we recommend to our franchisees an agent-favorable commission split of 95%/5% (with the agent receiving 95%). In exchange for the agent generally retaining a high percentage of commissions, our agents pay the franchise broker a pre-agreed sum to share the overhead and other fixed costs of the brokerage. This model is highly attractive to high-producing agents because it allows them to earn a higher commission compared to traditional brokerages where the broker typically takes 30% to 40% of the agent’s commission.

•

Lead Referral Systems Supported by High Traffic Websites. We provide an attractive lead referral system to our agents free of referral fees. We believe that this system is attractive to our agents and franchisees and that no other national real estate brand provides their real estate agents comparable access to free leads. Our websites, including remax.com, global.remax.com, theremaxcollection.com and remaxcommercial.com, collectively were visited over 70.0 million times in 2014. In addition, the traffic across our websites provides listed properties additional exposure to potential buyers. When a prospective buyer inquires about a property displayed on our websites, or the websites of certain of our regions, offices, and agents, a RE/MAX agent receives this lead through our lead referral system, LeadStreet®, without a referral fee. Our LeadStreet® system has sent over 14.0 million free leads to our agents since 2006. Our expansive global network of agents also generates traditional agent-to-agent leads, such as when a relocating home seller wants their RE/MAX agent’s referral for an agent to help them buy in their new area, or a customer’s business needs the specialized assistance of a RE/MAX Commercial® practitioner.

•

RE/MAX University® Training Programs. RE/MAX is an industry leader in providing comprehensive education programs for franchisees and agents. RE/MAX agents and brokers have enrolled in more than 90,000 professional designations, certifications or other courses through our proprietary education systems. In 1994, RE/MAX created the revolutionary RE/MAX Satellite Network, which was the only real estate related educational and training system of its kind for over a decade. In 2007, RE/MAX introduced RE/MAX University®, or RU, which offers worldwide, 24/7, on-demand access to the latest information on key industry topics and is aimed at helping our global network of agents deliver the best service possible to their existing and potential new customers. RE/MAX University further enhances our agent expertise by equipping agents with advanced training in areas such as distressed properties, luxury properties, senior clients, buyer agency and many other specialty areas of real estate. For example, 34% of the 46,000 real estate agents in the U.S. who hold the Certified Distressed Property Expert (“CDPE”) designation are RE/MAX agents, while the closest competitor comprises only 11% of the total CDPE designees. Among Certified Residential Specialists (“CRS”), which is often considered the premier advanced education designation in the residential real estate space, RE/MAX has more designees than the next two national franchise brands combined.

Our Growth Strategy

We intend to leverage our market leadership in the residential real estate brokerage industry in the U.S. and Canada through various growth initiatives. The key elements of our growth strategy include:

Capitalize on Recovery in the U.S. Residential Real Estate Market and Increase Our Agent Count. Since 2006, the residential real estate industry across the globe, and especially in the U.S., experienced a historic downturn, including a significant decline in the number of agents in the business. The residential real estate market in the U.S. is in a recovery and we are well positioned to capitalize on this trend due, in large part, to our leading brand and the quality of our agent and franchise network. Based on our experience, we believe gradually improving market conditions in the U.S. will enable us to continue to sell franchises and recruit and retain higher numbers of agents, increasing our revenue and profitability. We experienced agent losses during the downturn, but we returned to a period of net agent growth in 2012 and our growth in agent count accelerated in 2013 and 2014. As the housing market continues to improve, we expect the growth in our agent count to continue.

Agent Count

Number of Agents at Quarter-End

120,000
110,000
100,000
90,000
80,000
119,459
89,025
88,798
87,898
87,476
87,684
88,487
88,903
89,008
89,972
91,809
92,731
93,228
94,385
96,089
97,647
98,010
+10,534 Agents
since Q4 2011
Q4 2006
Q1 2011
Q2 2011
Q3 2011
Q4 2011
Q1 2012
Q2 2012
Q3 2012
Q4 2012
Q1 2013
Q2 2013
Q3 2013
Q4 2013
Q1 2014
Q2 2014
Q3 2014
Q4 2014

We believe our high-performing agent network has led to better performance in the number of closed transaction sides than the industry as a whole. For example, while existing U.S. home transactions fell 2.9% in 2014 according to NAR, U.S. RE/MAX agents’ closed residential transaction sides decreased by only 1.5%. In an improving market, a continuation of above-average performance would provide us with an opportunity for incremental upside in increased Broker Fees, and helps us tout the productivity of the RE/MAX network in our efforts to recruit and retain agents. We believe we are well positioned to capitalize on any improvement in the U.S. residential real estate market.

Drive Continuing Franchise Sales Growth and Agent Recruitment and Retention. Our business strategy is to continue to sell franchises and recruit and retain agents:

●

We sold 767 franchises in 2014 and intend to continue adding franchises in new and existing markets, and as a result, increase our global market share and brand awareness. In the U.S., we believe we will increase the sales of our franchises as the U.S. housing recovery continues. We believe we are also well-positioned to further grow the number of our franchises outside the U.S. and Canada, where the growth potential for the RE/MAX brand is substantial, particularly in faster growing international markets. In the last five years, the number of RE/MAX agents outside the U.S. and Canada increased at a CAGR of 9%.

●

We intend to continue to focus on recruiting and retaining agents, as each incremental agent leverages our existing infrastructure, allowing us to drive additional revenue at little incremental cost. We intend to focus on recruitment and retention of agents through a range of new and existing programs and tools, including increasingly targeted marketing and promotional efforts, additional hiring of franchise sales representatives, improved training and development programs for franchisees and agents, and benefits to both agents and franchisees from our network infrastructure such as our high-traffic websites and lead referral system.

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

While both Company-owned Regions and Independent Regions charge relatively similar fees to their brokerages and agents, we receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-owned Regions, whereas we receive a fixed percentage (generally 15%, 20% or 30%) of such fees in Independent Regions, according to the terms of the applicable regional franchise agreement. In 2014, the annual revenue per agent in our Company-owned Regions was approximately $2,449, whereas the average annual revenue per agent in Independent Regions was approximately $821. By reacquiring regional franchise rights, we can capture 100% of the fees referred to above and substantially increase the average revenue per agent for agents in the reacquired region, which, as a result of our low fixed-cost structure, further increases our overall margins.

				Recent History of Re-Acquiring Independent Regional Rights
				Year*	Region	Current Agents**
				1998	Western Canada	6,261
				1999	Pennsylvania / Delaware	3,056
				2007	California & Hawaii	5,684
				2007	Florida	4,916
				2007	Carolinas	1,875
				2011	Mountain States	3,507
				2012	Texas	5,097
				2013	Central Atlantic	4,093
				2013	Southwest	2,031
				* Year of Acquisition** As of December 31, 2014

Owned Regions	12 regions	55%	of US/CA agents
Independent Regions	20 regions	45%

We currently franchise directly in Company-owned Regions representing 55% of our agents in the U.S. and Canada combined, while the remaining 45% of our U.S. and Canada combined agent count operate in 20 Independent Regions.

Competition

The real estate brokerage franchise business is highly competitive. We primarily compete against other real estate franchisors seeking to grow their franchise system. Our largest national competitors in the U.S. include the brands operated by Realogy Holdings Corp. (which include Century 21, Coldwell Banker, ERA, Sothebys and Better Homes and Gardens), Berkshire Hathaway Home Services, Keller Williams Realty, Inc. and Royal LePage. In most markets, we also compete against regional chains and against independently operating, non-franchise brokerages. In addition, we face competition from Internet-based and other brokers offering deeply discounted commissions, and our targeted efforts to consumers in order to connect them with a RE/MAX agent via our web sites faces competition from major real estate portals. We believe that competition in the real estate brokerage franchise business is based principally upon the reputational strength of the brand, the quality of the services offered to franchises, and the amount of franchise-related fees to be paid by franchisees.

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

A variety of programs build our brand, including leading websites such as remax.com, advertising campaigns using television, print, billboards and signs, flyers, advertising inserts, Internet, email, social media and mobile applications. Event-based marketing programs, sponsorships, sporting activities and other similar functions also promote our brand. These include our support, since 1992 for Children's Miracle Network Hospitals in the U.S. and Children's Miracle Network in Canada, to help sick and injured children. Through the Miracle Home® program, participating RE/MAX agents make a donation to Children's Miracle Network Hospitals once a home sale transaction is complete.

Nearly all of the advertising, marketing and promotion to support the RE/MAX brand is funded by our agents and franchisees. In the U.S. and Canada, there are two primary levels of advertising and promotion of our brand based on the source of funding for the activity: (i) regional advertising funds build and maintain brand awareness and drive real estate consumers to use RE/MAX agents through regional activities and media buys, including placement of RE/MAX’s advertising on a regional or pan-regional basis, and (ii) local campaigns that are paid for directly by agents and franchisees within their local markets. The regional advertising funds are funded by our agents through fees that our brokers collect and pay to the regional advertising funds.

●

Regional Advertising Funds. Regional advertising funds primarily support advertising campaigns focused on building and maintaining brand awareness at the regional level. These regional advertising funds in Company-owned Regions are corporations owned by our controlling stockholder as trustee for RE/MAX agents. Their activities are directed by our Company-owned Regions. For the fiscal year ended January 31, 2015, franchisee contributions to the regional advertising funds that promote the RE/MAX brand in Company-owned Regions were $40.8 million. The RE/MAX brand is promoted in Independent Regions by other regional advertising funds. On occasion, the advertising funds in Company-owned Regions, together with some or all of the advertising funds in Independent Regions, may contribute to national or pan-regional creative development and media purchases.

●

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

●

National Advertising Fund. Through 2014, a portion of agents’ contributions to regional advertising funds in Company-owned and Independent Regions were remitted to a national advertising fund that centralized some national expenditures.  For the national advertising fund’s fiscal year ended January 31, 2015, aggregate U.S. franchisee contributions were $28.8 million. During the third quarter of 2014, our regional franchise owners adopted a change in the marketing strategy for the regional and national advertising funds. Beginning in January 2015, the national advertising fund was discontinued and the RE/MAX advertising strategy focuses on targeted, regional and local marketing. The amount of fees paid by each agent has not changed, but advertising dollars traditionally remitted to the national advertising fund and used for national television campaigns prospectively will be retained and managed by the regional advertising funds for use in regional programs, presenting valuable marketing opportunities at the regional and local level. Notwithstanding the discontinuance of the national advertising fund, on occasion, the advertising funds in Company-owned Regions, together with some or all of the advertising funds in Independent Regions, may contribute to national or pan-regional creative development and media purchases. We expect this transition to be completed during 2015. We are currently evaluating the impact that this change in advertising strategy may have on our future results of operations, if any.

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

History and Structure

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) is a Delaware corporation formed on June 25, 2013 for the purpose of facilitating an IPO of its common equity and to become the sole managing member of RMCO, LLC (“RMCO”).  Prior to October 7, 2013, RE/MAX Holdings had not engaged in any substantial business or activities.

On October 7, 2013, we issued and sold 11,500,000 shares of our Class A common stock at a public offering price of $22.00 per share in our IPO and became a member and the sole manager of RMCO.  We are a holding company and, as of December 31, 2014, we own 39.89% of the common units in RMCO, while RIHI, Inc. (“RIHI”), one of RMCO’s historical owners, owns the remaining 60.11% of common units in RMCO.  Our only business is to act as the sole manager of RMCO and, in that capacity, we operate and control all of the business and affairs of RMCO.  As a result, on October 7, 2013, we began to consolidate the financial results of RMCO and its subsidiaries. Due to RIHI’s approximate 60% equity interest in RMCO, our post-IPO results reflect a significant non-controlling interest and our pre-tax income represents approximately 40% of RMCO’s net income.  Our only source of cash flow from operations is in the form of distributions from RMCO and management fees paid by RMCO pursuant to a management services agreement between us and RMCO.

The diagram below depicts our organizational structure (and percentages of voting power and Common Unit ownership, as of December 31, 2014).

Through its ownership of 100% of our outstanding Class B common stock, RIHI holds a majority of the voting power in RE/MAX Holdings. Shares of Class B common stock entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings that is equal to two times the aggregate number of common units of RMCO held by such holder. In addition, each common unit of RMCO held by RIHI is redeemable for, at RE/MAX Holdings’ option, newly issued shares of Class A common stock in RE/MAX Holdings on a one-for-one basis or a cash payment equal to the market price of one share of Class A common stock.  If RIHI redeemed all of its common units in RMCO for newly issued shares of Class A common stock on December 31, 2014, RIHI would own approximately 60.11% of the shares of RE/MAX Holdings Class A common stock, and RE/MAX Holdings would own all of the common units in RMCO. RIHI is a Delaware corporation that is majority owned and controlled by David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder.  Vincent Tracey, our President, and Daryl Jesperson, a director, hold minority ownership interests in RIHI.

Employees

As of December 31, 2014, we had approximately 399 employees, including 22 employees located in Western Canada, 283 in our corporate headquarters and 94 in our owned brokerage offices (which includes office staff, but not independent contractor sales associates affiliated with our owned brokerages) throughout the U.S.  Other than with respect to our owned brokerage offices, our franchisees are independent businesses and their employees and independent contractor sales associates are therefore not included in our employee count. None of our employees are represented by a union. We believe our relations with our employees are good.

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

ITEM 1A. RISK FACTORS

RE/MAX Holdings, Inc. and its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “us”) could be adversely impacted by various risks and uncertainties. An investment in our Class A common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes thereto before making an investment decision. If any of these risks actually occur, our business, financial condition, operating results, cash flow and prospects may be materially and adversely affected. As a result, the trading price of our Class A common stock could decline and you could lose some or all of your investment.

We have grouped our risks according to:

•	Risks Related to Our Business and Industry;
•	Risks Related to Our Organizational Structure; and
•	Risks Related to Ownership of Our Class A Common Stock.

Risks Related to Our Business and Industry

The residential real estate market is cyclical and we are negatively impacted by downturns in this market and general global economic conditions.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general condition of the U.S. and the global economy. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic and regulatory environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market, which in turn could materially and adversely affect our business, financial condition and results of operations.

For example, the U.S. residential real estate market has shown signs of recovery in recent years after having been in a significant and prolonged downturn, which began in the second half of 2005. Due to the cyclicality of the real estate market, we cannot predict whether the recovery will continue or if and when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth. If the residential real estate market or the economy as a whole does not continue to improve, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.

Any of the following could cause a decline in the housing market and have a material adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or home prices which, in turn, could adversely affect our revenue and profitability:

•	an increase in the unemployment rate;
•	a decrease in the affordability of homes due to changes in interest rates, home sale prices, and rates of wage and job growth;
•	slow economic growth or recessionary conditions;
•	weak credit markets;
•	a low level of consumer confidence in the economy and/or the residential real estate market;
•	instability of financial institutions;
•

legislative, tax or regulatory changes that would adversely impact the residential real estate market, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities (“GSEs”) that provide liquidity to the U.S. housing and mortgage markets;

•

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

•	excessive or insufficient regional home inventory levels;

•	high levels of foreclosure activity, including but not limited to the release of homes already held for sale by financial institutions;
•	adverse changes in local or regional economic conditions;
•	the inability or unwillingness of homeowners to enter into home sale transactions due to negative equity in their existing homes;
•	a decrease in family formations;
•	a decrease in immigration;
•

local, state and federal government laws or regulations that burden residential real estate transactions or ownership, including but not limited to changes in the tax laws, such as potential limits on, or elimination of, the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, and real property taxes and employee relocation expense;

•	a decrease in home ownership rates, declining demand for real estate and changing social attitudes toward home ownership; and/or
•	acts of nature, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets.

The failure of the U.S. residential real estate market recovery to be sustained or a prolonged decline in the number of home sales and/or home sale prices could adversely affect our revenue and profitability.

The U.S. residential real estate market has shown signs of recovery after having been in a significant and prolonged downturn, which began in the second half of 2005. However, we do not know if this recovery will continue in the future or if and when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth. A lack of a continued recovery or a prolonged decline in existing home sales, a decline in home sale prices or a decline in commission rates charged by our franchisees/brokers could adversely affect our results of operations by reducing the recurring fees we receive from our franchisees, our agents and our company-owned brokerages and reduce the management fees charged by our company-owned brokerages.

A lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations.

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

In addition, the reduction in government support for home financing, including the possible winding down of Fannie Mae and Freddie Mac, further reduces the availability of financing for homebuyers in the U.S. residential real estate market. In connection with the U.S. federal government’s conservatorship of Fannie Mae and Freddie Mac, it has provided billions of dollars of funding to these entities in the form of preferred stock investments to backstop shortfalls in their capital requirements. The U.S. Treasury has indicated it may accelerate the winding down of these entities, but no consensus has emerged in Congress concerning a successor, if any. Given the current uncertainty with respect to the current and further potential reforms relating to Fannie Mae and Freddie Mac, we cannot predict either the short or long term effects of such regulation and its impact on homebuyers’ ability to finance and purchase homes. In an effort to assist recovery of the housing market, the U.S. government has also attempted to increase loan modifications for homeowners with negative equity, but there can be no assurance that such measures will be effective.

Furthermore, in the wake of the recent downturn in the housing industry, many lenders have significantly tightened their underwriting standards, and many subprime and other alternative mortgage products are no longer common in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, including in the jumbo mortgage markets, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results.

Due to diminished cash reserves, the Federal Housing Administration (“FHA”) has, in recent years, been increasing mortgage insurance premium and loan guarantee fees.  This has likely contributed to a significant decline in FHA loan applications.  Fannie Mae and Freddie Mac, the guarantors of many home loans, have considered similar fee increases. If implemented, such increases could lead to lower demand for certain mortgages, which could have a negative effect on our operating results.

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

An additional key growth strategy is to expand our network of franchises and agents in the U.S., Canada and globally. However, we may face many challenges in adding franchises and attracting agents in new and existing markets, such as:

•	selection and availability of suitable markets;
•	finding qualified franchisees in these markets who are interested in opening franchises on terms that are favorable to us;
•	significant competition in new and existing markets;
•	increasing our local brand awareness in new markets;
•	attracting and training of qualified local agents;
•	impact of inclement weather, natural disasters and other acts of nature; and
•	general economic and business conditions.

We are also pursuing a key growth strategy of reacquiring select RE/MAX independent regional franchises in the U.S. and Canada. The reacquisition of a regional franchise increases our revenue and provides an opportunity for us to drive enhanced profitability. This growth strategy depends on our ability to find regional franchisees willing to sell the franchise rights in their regions on favorable terms and to finance and complete these transactions. While we intend to conduct due diligence and implement controls and procedures as we integrate a reacquired region, we may not be able to achieve the expected returns on our acquisition.

Integrating acquired regions involves complex operational and personnel-related challenges and we may encounter higher than expected integration costs associated with the reacquisitions of Independent Regions.

Future acquisitions may present similar challenges and difficulties, including:

•	the possible departure of a significant number of key employees;
•	regulatory constraints and costs of executing our growth strategy may vary by geography;
•	the possible defection of franchisees and agents to other brands or independent real estate companies;
•	the disruption of our respective ongoing business;
•	problems we may discover post-closing with the operations, including the internal controls and procedures of the regions we reacquire;
•	the failure to maintain important business relationships and contracts of the selling region;
•	impairment of acquired assets;
•	unanticipated expenses related to integration; and
•	potential unknown liabilities associated with acquired businesses.

A prolonged diversion of management’s attention and any delays or difficulties encountered in connection with the integration of any acquired region or region that we may acquire in the future could prevent us from realizing the anticipated cost savings and revenue growth from our acquisitions.

In order to successfully expand our business, we must effectively recruit, develop and motivate new franchisees, and we must maintain the beneficial aspects of our corporate culture. We may not be able to hire new employees and our franchisees may not be able to recruit new agents necessary to manage our growth quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully develop our franchisees, our franchisee and employee morale, productivity and retention could suffer, and our brand and results of operations could be harmed. Effectively managing our potential growth could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our brand and results of operations could be adversely affected.

The failure to attract and retain highly qualified franchisees could compromise our ability to pursue our growth strategy.

Our most important asset is our people, and the success of our franchisees depends largely on the efforts and abilities of franchisees and their agents, which are subject to numerous factors, including the fees or sales commissions they receive, as applicable, and their perception of our brand value. If our franchisees do not continue to recognize or believe in the value proposition we offer with our brand, believe that our franchise fees are too high, or decide not to renew their franchise agreements with us for any other reason, our business may be materially adversely affected. Additionally, if our franchisees fail to attract and retain agents, they may fail to generate the revenue necessary to pay the contractual fees owed to us.

Our financial results are affected by the ability of our franchisees to attract and retain agents.

Our financial results are heavily dependent upon the number of agents in our global network. The majority of our revenue is derived from recurring dues paid by our agents and contractual fees paid by our franchisees or regional franchise owners based on the number of agents within the franchisee’s or regional franchise owner’s network. If our franchisees are not able to attract and retain agents, our revenue may decline. In addition, our competitors may attempt to recruit the agents of our franchisees.

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

We have recently adopted a change in strategy that will focus our advertising efforts in the U.S. on regional and local advertising.  As part of this approach, we are in the process of shifting advertising expenditures away from our national advertising fund to our regional advertising funds.  We expect this transition to be completed during 2015.  In 2016, funds previously allocated to the RE/MAX national advertising fund will be managed and invested by the separate RE/MAX regional advertising funds.   These regional advertising funds will continue to be funded by our agents through fees that our brokers collect and pay to the regional advertising funds.  Local advertising and promotion campaigns are paid directly by agents and franchisees within their local markets. Our change in strategy to focus on regional and local advertising in the U.S. may not be successful and the decrease of national advertising may have an adverse impact on our business and results of operation in future periods. We are currently evaluating the impact that this change in advertising strategy may have on our future results of operations, if any.

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

We generally face strong competition in the residential real estate services business. As a real estate brokerage franchisor, one of our primary assets is our brand name. Upon the expiration of a franchise agreement, a franchisee may choose to renew their franchise with us, operate as an independent broker or to franchise with one of our competitors. Competing franchisors may offer franchises monthly ongoing fees that are lower than those we charge, or that are more attractive in particular market environments. Further, our largest competitors in this industry in the U.S. and Canada include the brands operated by Realogy Holdings, Corp., (which include Coldwell Banker, Century 21, ERA, Sothebys and Better Homes and Gardens, among others), Berkshire Hathaway Home Services, Keller Williams Realty, Inc. and Royal LePage. Some of these companies may have greater financial resources and larger budgets than we do. To remain competitive in the sale of franchises and to retain our existing franchisees at the time of the renewal of their franchise agreements, we may have to reduce the cost of renewals and/or the recurring monthly fees we charge our franchisees. Further, in certain areas, regional and local franchisors provide additional competitive pressure.

Our company-owned brokerage business operates in the real estate brokerage business, which is highly competitive.

Our company-owned brokerage business, like that of our franchisees, is generally subject to intense competition. We compete with other national and independent real estate organizations including our franchisees and those of other national real estate franchisors, franchisees of local and regional real estate franchisors, regional independent real estate organizations, discount brokerages, Internet-based brokerages and smaller niche companies competing in local areas. Competition is particularly intense in the densely populated metropolitan areas in which we operate. In addition, in the real estate brokerage industry, new participants face minimal barriers to entry into the market. We also compete for the services of qualified licensed agents, as well as franchisees. The ability of our company-owned brokerage offices to retain agents is generally subject to numerous factors, including the sales commissions they receive and their perception of brand value.

Our franchisees or agents may become dissatisfied with their relationship with us.

Although we believe our relationship with our franchisees and agents is open and strong, the nature of such relationships can give rise to conflict. For example, franchisees or agents may become dissatisfied with the amount of contractual fees and dues owed under franchise or other applicable arrangements, particularly in the event that we decide to further increase fees and dues. They may disagree with certain network-wide policies and procedures, including policies such as those dictating brand standards or affecting their marketing efforts. They may also be disappointed with any marketing campaigns designed to develop our brand. There are a variety of reasons why our franchisor franchisee relationship can give rise to conflict. If we experience any conflicts with our franchisees on a large scale, our franchisees may file lawsuits against us or they may seek to disaffiliate with us, which could also result in litigation. These events may, in turn, materially and adversely affect our business and operating results.

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

Our real estate franchises generate revenue in the form of monthly ongoing fees, including monthly management fees and broker fees (which are tied to agent gross commissions) charged by our franchisees to our agents. Our agents pay us annual dues to have access to our network and utilize our services. Accordingly, our financial results depend upon the operational and financial success of our franchisees and their agents, whom we do not control, particularly in Independent Regions where we exercise less control over franchisees than in Company-owned Regions. If industry trends or economic conditions are not sustained or do not continue to improve, our franchisees’ financial results may worsen and our revenue may decline. We may also have to terminate franchisees more frequently in the future due to non-reporting and non-payment. Further, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our revenue from ongoing monthly fees may decrease, and profitability from new franchisees may be lower than in the past due to reduced ongoing monthly fees and other non-standard incentives we may need to provide.

Our franchisees and agents could take actions that could harm our business.

Our regional franchisees and brokerages are independent businesses and the agents who work with our company-owned brokerage operations are independent contractors and, as such, neither are our employees, and we do not exercise control over their day-to-day operations. Broker franchisees may not operate real estate brokerage businesses in a manner consistent with industry standards, or may not attract and retain qualified independent contractor agents. If broker franchisees and agents were to provide diminished quality of service to customers, our image and reputation may suffer materially and adversely affect our results of operations.

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

We have sold regional master franchises in the U.S. and Canada and have sold and continue to sell regional master franchises in our global locations outside of Canada. While in recent years, we have pursued a strategy to reacquire the regional franchise rights in a number of regions in the U.S., we still rely on independent regional master franchises in Independent Regions, and in all regions located outside the U.S. and Canada. We derive only a limited portion of our revenue directly from master franchises. However, Independent Regions have the right to grant franchises within a particular region. The failure of any of these Independent Region owners to successfully develop or expand within their respective regions could result in the delay of the development of a particular region or an interruption in the operation of our brand in a particular market or markets. Any such delay or interruption would result in a delay in, or loss of, income to us, which would adversely impact our revenue, business and results of operations.

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

Fraud, defalcation, misconduct and negligence by employees are risks inherent in our business. We may also, from time to time, be subject to liability claims based upon the fraud, misconduct or negligence of our franchisees and agents. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected and divert management’s attention.

In addition, we rely on the collection and use of personally identifiable information from franchisees, agents and consumers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, consumer expectations, or the law. In the event we or the vendors with which we contract to provide services on behalf of our customers were to suffer a breach of personally identifiable information, our customers could terminate their business with us. Further, we may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to company policies and practices and such actions jeopardize any personally identifiable information.

The real estate brokerage business is highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

Our company-owned real estate brokerage business and the businesses of our franchisees are highly regulated and must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which we and they do business. These laws and regulations contain general standards for and prohibitions on the conduct of real estate brokers and agents, including those relating to licensing of brokers and agents, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer disclosures. Under state law, the franchisees and our real estate brokers have certain duties to supervise and are responsible for the conduct of their brokerage business.

Our company-owned real estate brokerage business and the businesses of our franchisees (excluding commercial brokerage transactions) must comply with RESPA. RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees and our company-owned brokerage business. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. Pursuant to the Dodd-Frank Act, administration of RESPA has been moved from the Department of Housing and Urban Development (“HUD”) to the new CFPB and it is possible that the practice of HUD taking very expansive readings of RESPA will continue or accelerate at the CFPB, which creates an increased regulatory risk.

There is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect our business or our franchisees’ business.

Regulatory authorities also have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend our company-owned brokerages or our franchisees from carrying on some or all of our activities or otherwise penalize them if their financial condition or our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could limit our ability to renew current franchisees or sign new franchisees or otherwise have a material adverse effect on our operations.

We, and our franchisees, are also, to a lesser extent, subject to various other rules and regulations such as:

•	the Gramm-Leach-Bliley Act which governs the disclosure and safeguarding of consumer financial information;
•	various state and federal privacy laws protecting consumer data;
•	the USA PATRIOT Act;
•	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;
•	federal and state “Do Not Call,” “Do Not Fax,” and “Do Not E-Mail” laws;
•	the Fair Housing Act;
•	compliance with Affiliated Business Agreement regulations;
•	laws and regulations, including the Foreign Corrupt Practices Act, that impose sanctions on improper payments;
•	laws and regulations in jurisdictions outside the U.S. in which we do business;
•	state and federal employment laws and regulations, including any changes that would require classification of independent contractors to employee status, and wage and hour regulations;
•	increases in state, local or federal taxes that could diminish profitability or liquidity; and
•	consumer fraud statutes that are broadly written.

Our failure to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions and/or potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

Under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the end of our 2018 fiscal year.

Because we have not yet engaged an independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting, we cannot conclude that such an audit would not uncover a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. Under rules of the SEC, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure you that material weaknesses will not be identified in the future.

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

The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (“FTC”). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. We believe that our franchising procedures, as well as any applicable state-specific procedures, comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we offer new franchise arrangements. However, noncompliance could reduce anticipated revenue, which in turn may materially and adversely affect our business and operating results.

Most of our domestic and global regional franchisees self-report their agent counts, agent commissions and fees due to us, and we have limited tools to validate or verify these reports and a few of our domestic and global master franchise agreements do not contain audit rights. If a material number of our regional master franchisees were to under report or erroneously report their agent counts, agent commissions or fees due to us, it could have a material adverse effect on our financial performance and results of operations.

Under our regional franchise agreements, owners in our Independent Regions report the number of agents, monthly management fees and broker service fees received by the brokers from the agents and the monthly ongoing fees (continuing franchise fees and broker fees) payable to us by the brokers. Generally, our regional agreements require that the regional franchisee provide us with certain financial reports, including reports that we may reasonably request from time to time. Additionally, many of these agreements also provide us with audit rights. For those agreements that do not, we may have limited methods of validating the monthly ongoing fees due to us from these regions and must rely on reports submitted by such regional franchisees and our internal protocols for verifying agent counts. If such regional franchisees were to under report or erroneously report these amounts payable, even if unintentionally, we may not receive all of the annual agent dues or monthly ongoing fees due to us. In addition, to the extent that we were underpaid, we may not have a definitive method for determining such underpayment. If a material number of our regional franchisees were to under report or erroneously report their agent counts, agent commissions or fees due to us, it could have a material adverse effect on our financial performance and results of operations.

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

Such litigation and other proceedings may include, but are not limited to, complaints from or litigation by franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements, actions relating to intellectual property, commercial arrangements, franchising arrangements, negligence and fiduciary duty claims arising from franchising arrangements or company-owned brokerage operations, breaches of fiduciary duty by our licensed brokers, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and agents, antitrust claims, false advertising claims, general fraud claims and employment law claims, including claims challenging the classification of our agents as independent contractors, violations of state laws relating to business practices or consumer disclosures, and claims alleging violations of RESPA or state consumer fraud statutes. We may also be subject to employee claims based on, among other things, discrimination, harassment or wrongful termination.

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

Our global operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems and reduced or diminished protection of intellectual property. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business and operating results.

Our global operations, including Canada, are subject to risks not generally experienced by our U.S. operations.

We have global regional franchisees and master franchisees. For the year ended December 31, 2014, revenue from these operations represented approximately 19% of our total revenue, of which 14% is from our Canadian operations. Our global operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our global operations and relationships that could result in losses against which we are not insured and therefore affect our profitability include:

•	fluctuations in foreign currency exchange rates primarily related to changes in the Canadian dollar to U.S. dollar exchange rates as well as foreign exchange restrictions;
•	exposure to local economic conditions and local laws and regulations, including those relating to the agents of our franchisees;
•	economic and/or credit conditions abroad;
•	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.;
•	restrictions on the withdrawal of foreign investment and earnings;
•	government policies against businesses owned by foreigners;
•	investment restrictions or requirements;
•	diminished ability to legally enforce our contractual rights in foreign countries;
•	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;
•	restrictions on the ability to obtain or retain licenses required for operation;
•	increased franchise regulations in foreign jurisdictions;
•	withholding and other taxes on remittances and other payments by subsidiaries; and
•	changes in foreign tax laws.

Our global operations outside Canada generally generate substantially lower average revenue per agent and therefore lower margins than our U.S. and Canadian operations.

Loss or attrition among our senior management or other key employees or the inability to hire additional qualified personnel could adversely affect our operations, our brand and our financial performance.

Our future success is largely dependent on the efforts and abilities of our Chief Executive Officer, Chairman and Co-Founder, David Liniger, our senior management and other key employees. Our former Chief Executive Officer, Margaret Kelly, recently retired and the loss of the services of David Liniger and our other key employees could make it more difficult to successfully operate our business and achieve our business goals. In addition, we do not maintain key employee life insurance policies on David Liniger or our other key employees. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of these individuals.

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

We recognize the need for, and are in the process of, developing business continuity and document retention plans that would allow us to be operational despite casualties or unforeseen events impacting our corporate headquarters. If we encounter difficulties or disasters at our corporate headquarters without business continuity and document retention plans in place, our operations and information may not be available in a timely manner, or at all, and this would have a material adverse effect on our business.

Infringement, misappropriation or dilution of our intellectual property could harm our business.

We regard our RE/MAX trademark, balloon logo and yard sign design trademarks as having significant value and as being an important factor in the marketing of our brand. We believe that this and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, trademark, and other laws, to protect our intellectual property from infringement, misappropriation or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the U.S. and other jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries. Although we monitor trademark portfolios both internally and through external search agents and impose an obligation on franchisees to notify us upon learning of potential infringement, there can be no assurance that we will be able to adequately maintain, enforce and protect our trademarks or other intellectual property rights.

We are commonly involved in numerous proceedings, generally on a small scale, to enforce our intellectual property and protect our brand. Unauthorized uses or other infringement of our trademarks or service marks, including ones that are currently unknown to us, could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market in which we have franchised or intend to franchise. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors may misappropriate our intellectual property, and in the course of litigation, such competitors occasionally attempt to challenge the breadth of our ability to prevent others from using similar marks or designs. If such challenges were to be successful, less ability to prevent others from using similar marks or designs may ultimately result in a reduced distinctiveness of our brand in the minds of consumers. Defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results. Even though competitors occasionally attempt to challenge our ability to prevent infringers from using our marks, we are not aware of any challenges to our right to use, and to authorize our franchisees to use, any of our brand names or trademarks.

Although we monitor and restrict our franchisees’ activities through our franchise agreements, franchisee noncompliance with the terms and conditions of our franchise agreements and our brand standards may reduce the overall goodwill of our brand, whether through diminished consumer perception of our brand, dilution of our intellectual property, the failure to meet the FTC guidelines or applicable state laws, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brand, resulting in consumer confusion or dilution. Any reduction of our brand’s goodwill, consumer confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and operating results.

We are implementing a new information technology infrastructure for certain key aspects of our operations, which may be more costly than anticipated or take more time to complete and integrate than we expect, which could distract our management from our business and have an adverse impact on our results of operations.

We are implementing a new information technology infrastructure for certain key aspects of our operations. In the process of designing, developing and integrating such infrastructure, we may experience cost overages, delays or other factors that may distract our management from our business, which could have an adverse impact on our results of operations.

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

It is important to our success that users in all geographies be able to access our website at all times. We may experience, in the future, service disruptions, outages and other performance problems due to a variety of factors, including reliance on our third-party hosted services, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If our website is unavailable when users attempt to access it or it does not load as quickly as they expect, users may seek other services to obtain the information for which they are looking, and may not return to our website as often in the future, or at all. This would negatively impact our ability to attract customers and decrease the frequency with which they use our website. We expect to continue to make ongoing investments to maintain and improve the availability of our website and to enable rapid releases of new features. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Any disruption or reduction in our information technology capabilities or other threats to our cybersecurity could harm our business.

Our information technologies and systems and those of our third-party hosted services are vulnerable to breach, damage or interruption from various causes, including: (i) natural disasters, war and acts of terrorism, (ii) power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events and (iii) computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security. We may not be able to successfully prevent a disruption to or material adverse effect on our business or operations in the event of a disaster, theft of data or other business interruption. Any extended interruption in our technologies or systems or significant breach could significantly curtail our ability to conduct our business and generate revenue. Additionally, our business interruption insurance may be insufficient to compensate us for losses that may occur.

A significant increase in private sales of residential property, including through the Internet, could have a material adverse effect on our business, prospects and results of operations.

A significant increase in the volume of private sales completed without the involvement of a full-service real estate agent or using a low cost provider due to, for example, increased access to the Internet and the proliferation of companies’ websites that facilitate such sales, and a corresponding decrease in the volume of sales through real estate agents could have a material adverse effect on our business, prospects and results of operations.

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

RE/MAX, LLC’s senior secured credit facility includes a number of customary restrictive covenants. These covenants could impair the financing and operational flexibility of RMCO, RE/MAX, LLC and their subsidiaries and make it difficult for them to react to market conditions and satisfy their ongoing capital needs and unanticipated cash requirements. Specifically, such covenants may restrict their ability to, among other things:

•	incur additional debt;
•	make certain investments, acquisitions and joint ventures;
•	enter into certain types of transactions with affiliates;

•	pay dividends or make distributions or other payments to us;
•	use assets as security in certain transactions;
•	repurchase their equity interests;
•	sell certain assets or merge with or into other companies;
•	guarantee the debts of others;
•	enter into new lines of business; and
•	make certain payments on subordinated debt.

In addition, so long as any revolving loans are outstanding under the senior secured credit facility, RE/MAX, LLC is required to maintain specified financial ratios. As of December 31, 2014, there were no outstanding revolving loans.

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

We have significant debt service obligations, including principal, interest and commitment fee payments due quarterly pursuant to RE/MAX, LLC’s senior secured credit facility. Our currently existing indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. In 2014, we had total debt service obligations of $11.0 million, excluding our required principal excess cash flow prepayment of $14.6 million made in April 2014 pursuant to the terms of RE/MAX, LLC’s senior secured credit facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue additional equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all. Our level of indebtedness has important consequences to you and your investment in our Class A common stock.

For example, our level of indebtedness may:

•

require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to pay future dividends;
•	limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy;
•

heighten our vulnerability to downturns in our business, the housing industry or in the general economy and limit our flexibility in planning for, or reacting to, changes in our business and the housing industry; or

•	prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our franchise base and product offerings.

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

As of December 31, 2014, $211.7 million in term loans were outstanding under our senior secured credit facility, net of unamortized discount, which was at variable rates of interest, thereby exposing us to interest rate risk. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. As such, if interest rates increase, our debt service obligations on our outstanding indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease.

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

Generally accepted accounting principles in the U.S. and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as revenue recognition, accounting for leases, equity-based compensation, asset impairments, valuation reserves, income taxes and fair value accounting, are highly complex and involve many subjective assumptions, estimates and judgments made by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments made by management could significantly change our reported results.

We have incurred and will continue to incur new costs as a result of becoming a public company, and such costs will likely increase when we are no longer an “emerging growth company.”

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase our legal and financial costs, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. The JOBS Act reduces certain disclosure requirements for “emerging growth companies,” thereby decreasing related regulatory compliance costs and to make some activities less time-consuming and costly. We are currently unable to estimate these costs. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Further, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and, potentially, civil litigation.

Risks Related to Our Organizational Structure

RIHI, Inc. (“RIHI”) has substantial control over us including over decisions that require the approval of stockholders, and its interest in our business may conflict with yours.

RIHI, an entity controlled by David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, our Vice-Chair and Co-Founder, respectively, (with Vincent Tracey, our President, and Daryl Jesperson, a director, who hold minority ownership interests in RIHI), holds a majority of the combined voting power of the different classes of our capital stock through its ownership of 100% of our outstanding Class B common stock. Additionally, the shares of Class B common stock entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings that is equal to two times the aggregate number of common units of RMCO held by such holder.

Accordingly, RIHI, acting alone, has the ability to approve or disapprove substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. These voting and class approval rights may enable RIHI to consummate transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. In addition, although RIHI has voting control of us, RIHI’s entire economic interest in us is in the form of its direct interest in RMCO through the ownership of RMCO common units, the payments it may receive from us under its tax receivable agreement and the proceeds it may receive upon any redemption of its RMCO common units, including issuance of shares of our Class A common stock upon any such redemption and any subsequent sale of such Class A common stock. As a result, RIHI’s interests may conflict with the interests of our Class A common stockholders. For example, RIHI may have a different tax position from us which could influence its decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreements that we entered into in connection with our IPO, and whether and when we should terminate the tax receivable agreements and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration the tax or other considerations of RIHI and Weston Presidio V., L.P. (collectively, the “Historical Owners”), even in situations where no similar considerations are relevant to us.

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

•	the requirement that the majority of directors on our board be independent;
•

the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

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

We have no material assets other than our ownership of common units of RMCO and have no independent means of generating revenue. RMCO is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to RMCO’s partners, including us. As a result, we incur income taxes on our allocable share of any net taxable income of RMCO and are responsible for complying with U.S. and foreign tax laws. Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement, which became effective upon the completion of our IPO (the “New RMCO, LLC agreement”), RMCO is obligated to make tax distributions to its members, including us. In addition to tax expenses, we also incur expenses related to our operations and must satisfy obligations under the terms of the tax receivable agreements, which we expect will be significant over the fifteen-year term. As RMCO’s managing member, we cause RMCO to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any payments due under the tax receivable agreements. However, RMCO’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which RMCO is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering RMCO insolvent. If RMCO does not have sufficient funds to pay tax or other liabilities to fund our operations, we may have to borrow funds, which could adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest until paid. If RMCO does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired. See “—Risks Related to Ownership of Our Class A Common Stock.”

Our tax receivable agreements with our Historical Owners require us to make cash payments to them based upon future tax benefits to which we may become entitled, and the amounts that we may be required to pay could be significant.

In connection with our IPO, we entered into tax receivable agreements with our Historical Owners. Refer to “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Impact of Reorganization Transactions and IPO” for additional information. The amount of the cash payments that we may be required to make under the tax receivable agreements could be significant and will depend, in part, upon facts and circumstances that are beyond our control. Any payments made by us to our Historical Owners under the tax receivable agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us and the first payments were made on December 31, 2014 and will be made annually thereafter. To the extent that we are unable to make timely payments under the tax receivable agreements for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Furthermore, our future obligation to make payments under the tax receivable agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the tax receivable agreements. The payments under the tax receivable agreements are also not necessarily conditioned upon our Historical Owners maintaining a continued ownership interest in either RMCO or us.

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

Risks Related to Ownership of Our Class A Common Stock

RIHI directly (through ownership of our Class B common stock) and indirectly (through ownership of RMCO common units) owns interests in us, and RIHI has the right to redeem and cause us to redeem, as applicable, such interests pursuant to the terms of the New RMCO, LLC agreement. We may elect to issue shares of Class A common stock upon such redemption, and the issuance and sale of such shares may have a negative impact on the market price of our Class A common stock.

As of December 31, 2014, we had an aggregate of 168,231,959 shares of Class A common stock authorized but unissued, including 17,734,600 shares of Class A common stock issuable upon redemption of RMCO common units that are held by RIHI. In connection with our IPO, RMCO entered into the New RMCO, LLC agreement, and subject to certain restrictions set forth therein, RIHI is entitled to potentially redeem the RMCO common units it holds for an aggregate of up to 17,734,600 shares of our Class A common stock, subject to customary adjustments. We also have entered into a registration rights agreement pursuant to which the shares of Class A common stock issued upon such redemption are eligible for resale, subject to certain limitations set forth therein.

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

The dual class structure of our common stock has the effect of concentrating voting control with RIHI and our Chief Executive Officer, Chairman and Co-Founder.

The Class B common stock has no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings that is equal to two times the aggregate number of common units of RMCO held by such holder. Our Class A common stock has one vote per share.

Based on the voting rights associated with our Class B common stock, and the number of common units of RMCO that RIHI currently owns, RIHI holds approximately 75% of the voting power of our outstanding capital stock. As a result, RIHI controls a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

RIHI is a Delaware corporation that is majority owned and controlled by David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder. Vincent Tracey, our President and Daryl Jesperson, a director, hold minority ownership interests in RIHI.

You may be diluted by future issuances of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2014, we had 1,707,419 reserved shares available for issuance under our 2013 Stock Incentive Plan. We granted options to purchase 787,500 shares of Class A common stock in substitution of options that were granted by RMCO. During 2014, 135,000 of these options were exercised. On May 20, 2014, 77,452 restricted stock units that were granted and vested in connection with the IPO were delivered for shares of Class A common stock to certain employees and directors. On December 1, 2014, 39,400 long-term incentive restricted stock units vested and were delivered for shares of Class A common stock to certain employees and directors. In connection with the retirement of Margaret Kelly, our former Chief Executive Officer, the vesting of previously unvested 30,304 long-term incentive restricted stock units was accelerated and such restricted stock units became fully vested on December 31, 2014. As of December 31, 2014, 40,472 and zero restricted stock units and options were unvested, respectively. Any Class A common stock that we issue, including under our 2013 Stock Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own Class A common stock.

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

Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section, as well as the following:

•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•	conditions that impact demand for our services, including the condition of the U.S. residential housing market unrelated to our performance;
•	future announcements concerning our business or our competitors’ businesses;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	the size of our public float;
•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in government and environmental regulation;
•	housing and mortgage finance markets;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in senior management or key personnel;
•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•	adverse resolution of new or pending litigation against us;
•

changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events; and

•	material weakness in our internal control over financial reporting.

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

We declared four cash dividends of $0.0625 per share of Class A common stock during 2014. On March 11, 2015, we declared a quarterly dividend of $0.125 per share of Class A common stock and a special dividend of $1.50 per share of Class A common stock. We intend to continue to pay cash dividends quarterly. Whether we will do so, however, and the timing and amount of those dividends, will be subject to approval and declaration by our board of directors and will depend upon on a variety of factors, including our financial results, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our board of directors. Any dividends declared and paid will not be cumulative.

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

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;
•

authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;
•	delegate the sole power to a majority of the board of directors to fix the number of directors;
•	provide the power of our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•	eliminate the ability of stockholders to call special meetings of stockholders; and
•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Our certificate of incorporation also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law, and prevents us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock unless board or stockholder approval is obtained prior to the acquisition, except that David and Gail Liniger are deemed to have been approved by our board of directors, and thereby not subject to these restrictions. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in leased offices in Denver, Colorado. The lease consists of approximately 231,000 square feet and expires in April 2028. As of December 31, 2014, our Company-owned real estate brokerage business leases approximately 171,000 square feet of office space in the U.S. and Canada under 22 leases. These offices are generally located in shopping centers and small office parks, generally with lease terms of 1 to 10 years. We believe that all of our properties and facilities are well maintained.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in litigation, claims and other proceedings relating to the conduct of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of our control including franchisees and independent agents, and employment law claims. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liabilities and could also materially adversely affect our operations and our reputation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Class A common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “RMAX” on October 2, 2013. Prior to that date, there was no public trading market for shares of our Class A common stock. As of March 6, 2015, we had 20 stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc., and there is no public market for these shares.

The following table shows the highest and lowest prices paid per share for our Class A common stock as well as dividends declared per share during the calendar quarter indicated below since our initial public offering.

	Class A Common Stock		Dividends
	Market Price		Declared
	Highest	Lowest	per Share
2014
First quarter	$32.33	$28.06	$0.0625
Second quarter	31.45	25.90	0.0625
Third quarter	31.75	28.00	0.0625
Fourth Quarter	38.76	29.04	0.0625

2013
Fourth Quarter (from October 2, 2013)	$33.54	$25.40	$—

During 2014, our Board of Directors declared quarterly cash dividends of $0.0625 per share of Class A common stock payable on April 18, 2014, June 5, 2014, September 3, 2014 and December 4, 2014. We did not pay any cash dividends during 2013. On March 11, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on all outstanding shares of Class A common stock, which is payable on April 8, 2015 to stockholders of record at the close of business on March 25, 2015, and a special dividend of $1.50 per share on all outstanding shares of Class A common stock, which is payable on April 8, 2015 to stockholders of record at the close of business on March 23, 2015. We intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis. Whether we do so, however, and the timing and amount of those dividends will be subject to approval and declaration by our Board of Directors and will depend upon on a variety of factors, including the financial results and cash flows of RMCO and its subsidiaries, distributions we receive from RMCO, our financial results, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. All dividends declared and paid will not be cumulative.

Performance Graph

The following graph and table depict the total return to stockholders from October 2, 2013 (the date our Class A common stock began trading on the NYSE) through December 31, 2014, relative to the performance of the S&P 500 Index, Russell 2000 (Total Return) Index and a peer group of real estate and franchise related companies. The graph and table assume $100 invested at the closing price of $27.00 on October 2, 2013 (rather than the IPO offering price of $22.00 per share) and that all dividends were reinvested.

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

Other franchise and real estate related companies include the following: Realogy Holding Corp., Dunkin Brands Group Inc., Domino’s Pizza Inc., Yum! Brands Inc., Choice Hotels International Inc., Marriott International Inc., CBRE Group Inc. and Jones Lang LaSalle Inc. For purposes of the chart and table, the companies in this peer group are weighted according to their market capitalization.

	October 2, 2013	December 31, 2013	December 31, 2014
RE/MAX Holdings, Inc.	$100.00	$118.78	$127.94
Other franchise and real estate related companies	100.00	110.46	137.23
S&P 500 Index	100.00	109.12	121.55
Russell 2000 (Total Return) Index	100.00	107.83	113.11

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial and other data as of the dates and for the periods indicated. The selected consolidated statements of income data for the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheets data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statements of income data for the years ended December 31, 2011 and 2010 and the selected consolidated balance sheets data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

After the completion of the IPO, RE/MAX Holdings owned 39.56% of the common membership units in RMCO and as of December 31, 2014, RE/MAX Holdings owns 39.89% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO. As a result, RE/MAX Holdings consolidates the financial condition and results of operations of RMCO, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented.  Our selected historical financial data does not reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone public company during those periods.

Our selected historical financial data may not be indicative of our future financial condition, future results of operations or future cash flows.

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts and agent data)
Consolidated Statements of Income Data:
Total revenue:
Continuing franchise fees	$72,706	$64,465	$56,350	$57,200	$60,865
Annual dues	30,726	29,524	28,909	28,922	30,472
Broker fees	28,685	24,811	19,579	16,764	16,021
Franchise sales and other franchise revenue	23,440	23,574	22,629	19,354	15,709
Brokerage revenue	15,427	16,488	16,210	16,062	17,150
Total revenue	170,984	158,862	143,677	138,302	140,217
Operating expenses:
Selling, operating and administrative expenses	91,847	96,243	84,337	85,291	81,353
Depreciation and amortization	15,316	15,166	12,090	14,473	16,735
(Gain) loss on sale or disposition of assets, net	(14)	373	1,704	67	3,719
Total operating expenses	107,149	111,782	98,131	99,831	101,807
Operating income	63,835	47,080	45,546	38,471	38,410
Other expenses, net:
Interest expense	(9,295)	(14,647)	(11,686)	(12,203)	(22,295)
Interest income	313	321	286	372	538
Foreign currency transaction (losses) gains	(1,348)	(764)	208	(266)	167
Loss on early extinguishment of debt	(178)	(1,798)	(136)	(384)	(18,161)
Equity in earnings of investees	600	904	1,244	431	643
Total other expenses, net	(9,908)	(15,984)	(10,084)	(12,050)	(39,108)
Income (loss) before provision for income taxes	53,927	31,096	35,462	26,421	(698)
Provision for income taxes	(9,948)	(2,844)	(2,138)	(2,172)	(2,049)
Net income (loss) to controlling and non-controlling interests	43,979	28,252	33,324	24,249	(2,747)
Less: net income (loss) attributable to non-controlling interests	30,543	26,746	33,324	24,249	(2,747)
Net income attributable to RE/MAX Holdings, Inc.	$13,436	$1,506	$—	$—	$—
Earnings per share data:
Basic (1)	$1.16	$0.13
Diluted (1)	$1.10	$0.12
Other data:
Agent count at period end (unaudited)	98,010	93,228	89,008	87,476	89,628
Cash dividends declared per share of Class A common stock	$0.25	$—

(1)

We consummated our initial public offering on October 7, 2013. Since that date, we have consolidated the results of RMCO due to our role as RMCO’s managing member. Therefore, all income for the periods prior to October 7, 2013 is entirely attributable to the non-controlling interests which existed prior to the initial public offering. As a result, in the computation of U.S. generally accepted accounting principles earnings per share, only the net income attributable to our controlling interests from the period subsequent to the initial public offering is considered. Additionally, the computation of weighted average basic and diluted shares of Class A common stock outstanding for the year ended December 31, 2013 only considers the outstanding shares from the date our Class A common stock started trading on the New York Stock Exchange, October 2, 2013 through December 31, 2013.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheets Data:
Cash	$107,199	$88,375	$68,501	$38,611	$44,569
Franchise agreements, net	75,505	89,071	78,338	72,217	83,452
Goodwill	72,463	72,781	71,039	41,882	41,963
Total assets	358,327	352,823	251,416	186,465	206,160
Payable pursuant to tax receivable agreements, including current portion	67,418	68,840	—	—	—
Long-term debt, including current portion	211,673	228,404	232,236	195,340	211,366
Redeemable preferred units	—	—	78,400	66,500	62,200
Total stockholders' equity/members' deficit	39,283	15,539	(96,769)	(109,524)	(97,946)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Special Note Regarding Forward-Looking Statements” and “Item 1A.—Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of RMCO, LLC (“RMCO”) and its consolidated subsidiaries prior to October 7, 2013 and RE/MAX Holdings, Inc. (“RE/MAX Holdings”) and its consolidated subsidiaries, including RMCO (collectively, the “Company,” “we,” “our” or “us”), commencing on October 7, 2013, the effective date of our initial public offering (the “IPO”).  Subsequent to the IPO, RE/MAX Holdings began to operate and control all of the business affairs of RMCO.  As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented.

Business Overview

We are one of the world’s leading franchisors of real estate brokerage services. Our business strategy is to recruit and retain agents and sell franchises. Our franchisees operate under the RE/MAX brand name which has held the number one market share in the U.S. and Canada since 1999 as measured by total residential transaction sides completed by our agents. We operate in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprises the operations of our owned and independent global franchising operations and corporate-wide professional services expenses. The Brokerages reportable segment contains the operations of our 21 owned brokerage offices in the United States (“U.S.”) (which represent less than 1% of RE/MAX brokerages in the U.S.), the results of operations of a mortgage brokerage company in which we own a non-controlling interest and reflects the elimination of intersegment revenue and other consolidation entities. Our reportable segments represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess performance and to allocate resources.

As a result of changes in management’s process to assess performance and to allocate resources, we implemented a new segment structure beginning in the second quarter of 2014.  The changes in our segment structure relate to certain corporate-wide professional services expenses, which were previously reflected in the Brokerage and Other reportable segment and, beginning in the second quarter of 2014, are being reflected in the Real Estate Franchise Services reportable segment. All prior segment information has been recast to reflect our new segment structure and current presentation.

Our financial results are driven by the number of agents in our global network. The majority of our revenue is derived from fixed, contractual fees and dues paid to us based on the number of agents in our franchise network. We grew our total agent count at a CAGR of 30% from our founding to a peak of approximately 120,000 agents in 2006. Our agent count declined approximately 26.8% from 2006 through 2011 as real estate transaction activity declined during the U.S. and global real estate downturn and economic recession. We returned to growth with a net gain of 1,532, 4,220 and 4,782 agents during 2012, 2013 and 2014, respectively, of which 651, 2,688 and 2,614 agents were in the U.S., respectively. We expect that our U.S. agent count will continue to increase as we attract agents who recognize the strength of the RE/MAX brand and our agent-centric value proposition. The graph below depicts the trend of the total number of agents in our global network for the past 10 years at the end of each year indicated:

Agent Count

As approximately 81% of our 2014 revenue came from the U.S., we believe that we are benefiting from the improving U.S. housing market.  After rising by more than 9% per year in 2012 and 2013, existing home sale transactions fell by 2.9% in 2014, according to the National Association of Realtors (“NAR”).  However, NAR forecasts that existing home sale transactions will rise 6.4% in 2015. With approximately 14% of our 2014 revenue coming from Canada, where RE/MAX has the leading market share among residential brokerage firms, we also expect to benefit from a continuation of generally stable Canadian housing market trends.

Our current growth strategies include the following initiatives:

●	Increase our total agent count;
●	Continue to drive franchise sales growth and agent recruitment and retention; and
●	Reacquire select RE/MAX regional franchises in the U.S. and Canada.

We function under the following franchise organizational model, with nearly all of the RE/MAX branded brokerage office locations being operated by franchisees:

Franchise Tier	Description
RE/MAX	Owns the right to the RE/MAX brand and sells franchises and franchising rights.
Regional Franchise Owner

Owns rights to sell brokerage franchises in a specified region. Current network of 162 regions globally. In the U.S. and Canada, RE/MAX owns 12 of 32 regional franchises, representing 55% of our U.S. and Canada agent count. The remaining 20 regional franchises, representing 45% of our U.S. and Canada agent count, are Independent Regions.

Franchisee (or Broker-Owner)	Owns right to operate a RE/MAX-branded brokerage office, list properties and recruit agents. 6,751 offices globally, as of December 31, 2014.
Agent (or Sales Associate)	Branded independent contractors who operate out of local franchise brokerage offices. 98,010 agents globally, as of December 31, 2014.

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

We have multiple revenue streams, with the majority of our revenue derived from fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners. See “—Components of Operating Results” for a description of our revenue streams.

The majority of our revenue is derived from the U.S. and Canada. Our revenue by geography for the years ended December 31, 2014, 2013 and 2012 is illustrated in the following chart:

Revenue by Geography

Percentage of Revenue

5%
14%
81%
6%
16%
78%
9%
17%
74%
2014
2013
2012
U.S.
Canada
International

Our financial results for the years ended December 31, 2014, 2013 and 2012 were as follows:

Year Ended December 31,
	2014	2013	2012
Revenue	$171.0 million	$158.9 million	$143.7 million
Adjusted EBITDA*	$83.8 million	$77.0 million	$66.7 million
Net income	$44.0 million	$28.3 million	$33.3 million

*	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

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

The national and regional advertising funds (collectively, the “Advertising Funds”) are funded by our agents through fees that our brokers collect and pay to the regional advertising funds, which remit a portion to the national advertising fund. These Advertising Funds are corporations owned by our controlling stockholder as trustee for RE/MAX agents. Their activities are directed by our Company-owned Regions.

During the third quarter of 2014, our regional franchise owners adopted a change in the marketing strategy for the Advertising Funds. Beginning in January 2015, the national advertising fund was discontinued and the RE/MAX advertising strategy will focus on targeted, regional and local marketing. The amount of fees paid by our agents will not change, but advertising dollars traditionally used for national television campaigns will be retained for use in regional programs, presenting valuable marketing opportunities at the regional and local level. Notwithstanding the discontinuance of the national advertising fund, on occasion, the advertising funds in Company-owned Regions, together with some or all of the advertising funds in Independent Regions, may pool funds to purchase national or pan-regional television advertising. These regional advertising funds will continue to be funded by our agents and franchisees through fees that our brokers collect and pay to the regional advertising funds. We are currently evaluating the impact that this change in advertising strategy may have on our future results of operations, if any.

Significant Transactions Impacting Our Operating Results

Incorporation and Reorganization Transactions

RE/MAX Holdings was formed as a Delaware corporation on June 25, 2013 for the purpose of facilitating an IPO of its common equity and to become the sole managing member of RMCO. Prior to October 7, 2013, RE/MAX Holdings had not engaged in any significant business or activities.

In connection with the IPO, RMCO’s third amended and restated limited liability company agreement (the “Old RMCO, LLC Agreement”), dated as of February 1, 2013, was amended and restated to, among other things, modify RMCO’s capital structure so that the Class A preferred membership interests of Weston Presidio V., L.P. (“Weston Presidio”) were recapitalized into (i) preferred interests that reflected Weston Presidio’s liquidation preference of approximately $49.9 million and (ii) common interests that reflected Weston Presidio’s pro-rata share of the residual equity value of RMCO.  At the same time, the Class B common membership interest held by RIHI, Inc. (“RIHI”) was reclassified, and the common interests in RMCO were split, such that each common unit of RMCO held by Weston Presidio and RIHI could be acquired with the net proceeds received in the IPO from the sale of one share of our Class A common stock, after the deduction of underwriting discounts and commissions and prior to the payment of estimated offering expenses.  RIHI also received a redemption right that entitles RIHI to have its remaining common units of RMCO redeemed, at RIHI’s election in exchange for, at our option, newly issued shares of Class A common stock on a one-for-one basis (subject to customary adjustments, including conversion rate adjustments, underwriting discounts, commissions and adjustments for stock splits, stock dividends and reclassifications) or a cash payment equal to the market price of one share of our Class A common stock.

Initial Public Offering

On October 7, 2013, we issued and sold 11,500,000 shares of our Class A common stock at a public offering price of $22.00 per share in our IPO and became a member and the sole manager of RMCO.  We are a holding company and own 39.89% of the common units in RMCO as of December 31, 2014. RIHI owns the remaining 60.11% of the common units in RMCO. Our only business is to act as the sole manager of RMCO and, in that capacity, we operate and control all of the business and affairs of RMCO. As a result, on October 7, 2013, we began to consolidate the financial results of RMCO and its subsidiaries. Due to RIHI’s approximate 60% equity interest in RMCO, our post-IPO results reflect a significant non-controlling interest and our pre-tax income represents approximately 40% of RMCO’s net income. Our only source of cash flow from operations is in the form of distributions from RMCO and management fees paid by RMCO pursuant to a management services agreement between us and RMCO.

We incurred additional expenses as a result of becoming a public company, including expenses related to additional staffing, directors’ and officers’ liability insurance, directors fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. We will continue to incur legal, accounting and other fees and expenses associated with being a public company. These additional expenses have and will increase our selling, operating and administrative expenses and consequently reduce our net income.

Acquisitions

We reacquired regional franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) during 2013 and acquired certain assets of RE/MAX of Texas during 2012. The comparability of our operating results is affected by these acquisitions. See “—Acquisitions” for further detail over our acquisition activity during the years ended December 31, 2014, 2013 and 2012.

Tax Impact of Reorganization Transactions and IPO

Following the IPO and related reorganization transactions described above, RE/MAX Holdings became subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.

At the time of the IPO, we entered into separate tax receivable agreements (collectively, the “TRAs”) with Weston Presidio and RIHI (collectively, the “Historical Owners”) that will provide for the payment by us to the Historical Owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the TRAs, and deductions attributable to imputed and actual interest that accrues in respect of such payments. These tax benefit payments are not necessarily conditioned upon one or more of the Historical Owners maintaining a continued ownership interest in either RMCO or us. We expect to benefit from the remaining 15% of cash savings, if any, that we may actually realize. The provisions of the TRAs that we entered into with the Historical Owners are substantially identical.

As of December 31, 2014, a net deferred tax asset of $68.1 million and amounts payable under the TRAs of $67.4 million have been reflected in the Consolidated Balance Sheets included elsewhere in this Annual Report on Form 10-K. During the year ended December 31, 2014, $1.0 million was paid to the Historical Owners pursuant to the TRAs.

Leadership Changes and Restructuring Activities

On December 31, 2014, Margaret Kelly, our former Chief Executive Officer and a former director, retired from the Company and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company recognized $3.3 million in one-time expenses for severance and other related retirement benefits, including additional equity-based compensation resulting from the accelerated vesting of certain restricted stock units.

In addition, during the fourth quarter of 2014, our management approved a restructuring plan designed to improve our operating efficiencies, which reduced overall headcount at our corporate headquarters (the “Restructuring Plan”). In conjunction with this decision, we incurred approximately $1.3 million of additional expenses related to severance and outplacement services.

The aforementioned one-time severance and other related charges reflected in our selling, operating and administrative expenses during the year ended December 31, 2014 affects the comparability of our operating results to the prior year. See Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional disclosures for the Separation Agreement and the Restructuring Plan, including a related rollforward of the estimated fair value liability recorded during the year ended December 31, 2014.

Factors Affecting Our Operating Results

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the following:

Changes in Agent Count. The majority of our revenue is derived from fees and dues based on the number of agents in the RE/MAX network. Due to the low fixed cost structure of our franchise model, the addition of new agents generally requires little incremental investment in capital or infrastructure. Accordingly, the number of agents in our network (particularly in our owned U.S. and Canadian regions) is the most important factor affecting our results of operations and the addition of new agents can favorably impact our revenue and Adjusted EBITDA. Historically, the number of agents in the residential real estate industry has been highly correlated with overall home sale transaction activity. Our agent count decreased during the downturn in the U.S. housing sector, but has returned to growth as the market continues to recover. However, we do not use our overall home sale transaction activity on a per agent or aggregate basis in order to evaluate our results of operations. We believe that the number of agents in our network is the primary statistic that drives our revenue.

Cyclical Residential Real Estate Market. The residential real estate industry in which we operate is cyclical and, consequently, our revenue is affected by general conditions within the residential real estate market.

The residential real estate industry is cyclical in nature but has shown strong long-term growth. From the second half of 2005 through 2011, the U.S. real estate industry experienced a significant downturn, with existing home sale transactions declining by 40% from 7.1 million in 2005 to 4.3 million in 2011, according to NAR. Since then, the U.S. real estate industry has improved, with 4.7 million existing home sale transactions in 2012, 5.1 million in 2013, and 4.9 million in 2014. NAR forecasts 5.3 million existing home sales in 2015.

Similarly, the median home sale price declined by 24% from 2005 to 2011.  In 2012, the median home sale price increased by 6.4% and in 2013, the increase was 11.5%. Median price increases have moderated to 5.7% in 2014, according to NAR. Furthermore, according to CoreLogic, Inc., between October 2012 and September 2014, the number of homes with mortgages larger than their estimated fair value fell by more than 50%, and the percentage of homes with a loan-to-value ratio of less than 80% increased from 55% to more than 70%. We believe the strengthened equity position of a substantial number of homeowners who may previously have been unable to afford to sell their “underwater” houses will unlock pent-up market demand for sales of existing homes in 2015 and beyond.

Changes in Aggregate Fee Revenue Per Agent. A significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents in the RE/MAX network, including annual dues, continuing franchise fees and certain transaction or service based fees. Our average annual revenue per agent for our Company-owned Regions in the U.S. and Canada is more than two times greater than for our Independent Regions. Our average revenue per agent in regions outside the U.S. and Canada is substantially lower than the average revenue per agent in the U.S. and Canada. We have expanded our owned regional franchising operations through acquisitions of Independent Regions in the U.S. and Canada. We reacquired the regional franchise rights for the Mountain States region in 2011, for the Texas region in 2012 and for the Southwest and Central Atlantic regions in 2013 and intend to pursue the reacquisition of regional franchise rights other regions in the future. In addition, other changes in our aggregate revenue per agent are derived from changes in our fee arrangements with our franchisees and agents over time. Our revenue per agent also increases in other ways including when transaction sides and transaction sizes increase. This is because a portion of our revenue comes from fees tied to the number and size of real estate transactions closed by our agents. Due to the low fixed cost structure of our franchise model, modest increases in revenue per agent, such as the January 1, 2014 increases to the amount of annual dues billed to our U.S. and Canadian agents and the continuing franchise fees charged in our U.S. Company-owned Regions, impact the comparability of our operating results. We do not plan to increase continuing franchise fees in our Company-owned Regions or annual dues in 2015. Subsequent thereto, we will evaluate the appropriateness of inflationary fee increases.

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

The following chart shows our total agent count at the end of the periods indicated:

	As of December 31,
	2014	2013		2012
Agent Count:
U.S.
Company-owned regions	35,299	33,416	(1)	25,819	(2)
Independent regions	21,806	21,075		25,984
U.S. Total	57,105	54,491		51,803
Canada
Company-owned regions	6,261	6,084		6,070
Independent regions	12,779	12,838		12,796
Canada Total	19,040	18,922		18,866
Outside U.S. and Canada
Company-owned regions	328	338		336
Independent regions	21,537	19,477		18,003	(3)
Outside U.S. and Canada Total	21,865	19,815		18,339
Total	98,010	93,228		89,008
Net change in agent count compared to the prior period	4,782	4,220		1,532

(1)

As of December 31, 2014 and 2013, U.S. Company-owned Regions include agents in the Southwest and Central Atlantic regions which converted from Independent Regions to Company-owned regions in connection with the acquisitions of the business assets of HBN and Tails on October 7, 2013. As of the acquisition date, the Southwest and Central Atlantic regions had 5,918 agents.

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

Franchise Sales. Franchise sales consist of sales of individual office franchises from Company-owned Regions and Independent Regions in the U.S., Canada and in other global markets, as well as regional franchise sales in global markets outside of North America. Regional franchise sales includes master franchise sales, stand-alone regional franchise sales and sub-regional franchise sales. Franchise sales activity enables us to recruit and retain agents and increase agent count and our related recurring fixed fee revenue streams.

The following table shows the number of office franchise sales in the U.S., Canada and outside the U.S. and Canada for the periods indicated:

Office Franchise Sales

For the years ended December 31, 2012, 2013 and 2014

800
700
600
500
400
300
200
100
-
729
692
752
233
220
253
42
33
32
454
439
467
Total
U.S.
Canada
Outside U.S. and Canada
2012
2013
2014

The following table shows the number of global sub-regional, stand-alone regional and master franchise sales for the periods indicated:

Global Sub-Regional, Stand-Alone Regional and Master Franchise Sales

For the years ended December 31, 2012, 2013 and 2014

20
18
16
14
12
10
8
6
4
2
-
10
18
15
3
4
10
7
14
5
Total
Global sub-regional franchise sales
Global stand-alone regional and master franchise sales
2012
2013
2014

Revenue. The majority of our revenue is derived from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners with a smaller percentage of our revenue being based on transaction activity derived from a percentage of agent commissions.

Adjusted EBITDA. We present Adjusted EBITDA because we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Our management uses Adjusted EBITDA as a factor in evaluating the performance of our business. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income on a consolidated basis and for our reportable segments.

The following table shows our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis and for our reportable segments for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except margin data)
Consolidated:
Adjusted EBITDA	$83,805	$77,039	$66,744
Adjusted EBITDA margins	49.0%	48.5%	46.5%

Real Estate Franchise Services:
Adjusted EBITDA	$83,227	$75,490	$65,191
Adjusted EBITDA margins	52.9%	52.5%	50.6%

Brokerages:
Adjusted EBITDA	$578	$1,549	$1,553
Adjusted EBITDA margins	4.3%	10.4%	10.5%

We generally experience lower Adjusted EBITDA margins in the first and fourth quarters of the fiscal year primarily due to lower home sale transactions in the residential housing market in the U.S. and Canada, which result in lower broker fees in these quarters. Generally, our margins in the first quarter are lower because of higher selling, operating and administrative expenses incurred in connection with our annual convention and associated with year-end compliance activities. See “Item 1A.—Risk Factors—Our operating results are subject to quarterly fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.”

Our Adjusted EBITDA margins result from the high margin Real Estate Franchise Services reportable segment, and are offset slightly by the owned real estate brokerage operations, which have much lower margins due primarily due to higher fixed costs resulting from rent and personnel expenses reflected in our Brokerages reportable segment, which in turn adversely impacts our consolidated margins.

Components of Operating Results

Revenue

We have five revenue streams as demonstrated in the following graph for the periods indicated and as described below.

Percentage of Revenue

42%
18%
17%
14%
9%
40%
19%
16%
15%
10%
39%
20%
14%
16%
11%
Continuing franchise fees
Annual dues
Broker fees
Franchise sales and other franchise revenue
Brokerage revenue
2014
2013
2012

●

Continuing Franchise Fees*. In the U.S. and Canada, continuing franchise fees are fixed contractual fees paid monthly by regional franchise owners in Independent Regions, or franchisees in Company-owned Regions, to RE/MAX based on the number of agents in the franchise region or the franchisee’s office. For the years ended December 31, 2013 and 2012, continuing franchise fees were typically approximately $120 per month per agent. Beginning January 1, 2014, continuing franchise fees increased by $3 per month per agent in our U.S. Company-owned Regions.  In our Company-owned Regions, we receive the entire amount of the continuing franchise fee. In Independent Regions, we generally receive 15%, 20% or 30% of the continuing franchise fee established by the terms of the applicable contract with the Independent Region, which is a fixed rate.

●

Annual Dues*. Annual dues are the membership fees which agents pay to be a part of the RE/MAX network and leverage the RE/MAX brand, are due on the anniversary date of the agent joining RE/MAX and are recognized ratably over the following twelve-month period. Annual dues revenue may be impacted by the fact that annual dues are deferred and recognized over a twelve-month period from the agent’s anniversary date as well as the related timing of agent losses and agent gains during that period. For the years ended December 31, 2013 and 2012, annual dues were primarily derived by an annual flat fee of $390 paid directly to us by our U.S. and Canadian agents in their respective local currencies. Beginning January 1, 2014, annual dues increased $10 per agent for our U.S. and Canadian agents and continue to be paid directly to us. Annual dues revenue is driven by the number of agents in our network. We receive 100% of the annual dues fee, regardless of whether the agent is in a Company-owned Region or Independent Region.

●

Broker Fees*. Broker fees are assessed to the broker for real estate commissions paid by customers when an agent sells a home. Agents pay a negotiated percentage of these earned commissions to the broker in whose office they work. Broker-owners in turn pay a percentage of the commission to the regional franchisor. Generally the amount paid by broker-owners to the regional franchisor, which we refer to as the “broker fee,” is 1% of the total commission on the transaction. In our Company-owned Regions, we receive the entire amount of the broker fee. In Independent Regions, we generally receive 15%, 20% or 30% of the broker fee established by the terms of the applicable franchise agreement with the Independent Region, which is a fixed rate. The amount of commission collected by franchisees is based primarily on the number of transaction sides, the transaction size and the real estate commissions earned by RE/MAX agents on these transactions. Because there are little incremental variable costs associated with this revenue stream, increased home sales provide us with incremental upside during a real estate market recovery.

●	Franchise Sales and Other Franchise Revenue. Franchise sales and other franchise revenue is primarily comprised of:
●

Franchise Sales. Franchise sales revenue consists of revenue from sales and renewals of individual franchises from Company-owned Regions and Independent Regions, as well as regional and country master franchises in global markets outside of North America. We receive only a portion of the revenue from the sales and renewals of individual franchises from Independent Regions.

●

Other Franchise Revenue. Other franchise revenue includes revenue from preferred marketing arrangements and approved supplier programs with third parties, including mortgage lenders and other real estate service providers, as well as event-based revenue from training and other programs, including our annual convention in the U.S.

●

Brokerage Revenue. Brokerage revenue principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents. We have 21 owned brokerage offices solely in the U.S. that represent less than 1% of the over 3,400 real estate brokerage offices that operate under the RE/MAX brand name in the U.S.

*

We base our continuing franchise fees, annual dues and broker fees outside the U.S. and Canada on generally the same structure as our U.S. and Canadian Independent Regions, but the amount we charge is lower. As a result, revenue earned by us in those regions is substantially lower than in our Independent Regions in the U.S. and Canada.

Operating Expenses

Operating expenses include selling, operating and administrative expenses, depreciation and amortization and the gains and losses on sales and disposition of assets. Set forth below is a brief discussion of some of the key operating expenses that impact our results of operations:

●

Selling, operating and administrative expenses. Selling, operating and administrative expenses primarily consists of personnel costs comprised of salaries, benefits and other compensation expenses paid to our personnel, professional fee expenses, rent and related facility operations expense and other expenses, including costs incurred with becoming a public company, such as directors’ and officers’ liability insurance, directors’ fees, transfer agent fees and other similar expenses, as well as certain marketing and production costs that are not paid by our related party advertising funds, including travel and entertainment costs, costs associated with our annual convention and other events.

●

Depreciation and amortization. Depreciation and amortization expense consists of our depreciation expense related to our investments in property and equipment and our amortization of long-lived assets and intangibles, which consists principally of capitalized software, trademarks and franchise agreements. Depreciation and amortization expense may increase as we continue to pursue acquisitions.

●	Gains and losses on sale and disposition of assets. Gains and losses on sale of assets are recognized when assets are disposed of for amounts greater than or less than their carrying values.

Other Expenses, Net

Other expenses, net include interest expense, interest income, foreign currency transactions gains and losses, losses on the early extinguishment of debt and equity in earnings of investees.

The most significant item included in other expenses, net is interest expense, which consists primarily of interest on borrowings under our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto on July 31, 2013 (the “2013 Senior Secured Credit Facility”), which was amended on March 11, 2015, as discussed in “—Liquidity and Capital Resources—Financing Resources.” Our interest expense depends on the level of our outstanding indebtedness as well as the applicable interest rate with respect to outstanding indebtedness which is a variable rate in excess of a contractual interest rate floor, tied to prevailing interest rates. Additionally, fluctuations in exchange rates between the U.S. dollar and other currencies, primarily the Canadian dollar, impact our results of operations and are recorded in foreign currency transaction gains and losses.

Provision for Income Taxes

Prior to the formation of RE/MAX Holdings and the admission of RE/MAX Holdings as a partner of RMCO in connection with the IPO, our business was not generally subject to direct U.S. federal income tax and certain state income tax obligations because RMCO is classified as a partnership for U.S. federal income tax purposes and thus, is treated as a “flow through entity.” Our subsidiaries that operate in foreign jurisdictions were, and continue to be, however, taxable entities. Income taxes incurred by the subsidiaries that operate in foreign jurisdictions are recorded in the provision for income taxes. RE/MAX Holdings is organized as a corporation for tax purposes that is subject to direct U.S. federal corporate income tax and certain state corporate income tax obligations. Subsequent to the IPO, the corporate tax obligations of RE/MAX Holdings have generally arisen with respect to, and been payable in respect of, its allocable share of net income attributable to the business operations of RMCO.

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

Divestitures

Effective December 31, 2014, we sold substantially all of the assets of our owned and operated regional franchising operations located in the Caribbean and Central America and entered into regional franchising agreements with new independent owners of those regions on January 1, 2015.

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

We executed the aforementioned divestitures following our determination that due to the costs, logistics and differences in local markets, it was more efficient to enter into regional franchising agreements with new independent owners of these regions than operate these foreign regions from our U.S. headquarters.

Results of Operations

For comparability purposes, the following tables set forth our results of operations for the periods presented in our annual audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

Our consolidated results comprised the following:

	Year Ended December 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$72,706	$64,465	$8,241	12.8%
Annual dues	30,726	29,524	1,202	4.1%
Broker fees	28,685	24,811	3,874	15.6%
Franchise sales and other franchise revenue	23,440	23,574	(134)	-0.6%
Brokerage revenue	15,427	16,488	(1,061)	-6.4%
Total revenue	170,984	158,862	12,122	7.6%
Operating expenses:
Selling, operating and administrative expenses	91,847	96,243	(4,396)	-4.6%
Depreciation and amortization	15,316	15,166	150	1.0%
(Gain) loss on sale or disposition of assets, net	(14)	373	(387)	-103.8%
Total operating expenses	107,149	111,782	(4,633)	-4.1%
Operating income	63,835	47,080	16,755	35.6%
Other expenses, net:
Interest expense	(9,295)	(14,647)	5,352	-36.5%
Interest income	313	321	(8)	-2.5%
Foreign currency transaction losses	(1,348)	(764)	(584)	76.4%
Loss on early extinguishment of debt	(178)	(1,798)	1,620	-90.1%
Equity in earnings of investees	600	904	(304)	-33.6%
Total other expenses, net	(9,908)	(15,984)	6,076	-38.0%
Income before provision for income taxes	53,927	31,096	22,831	73.4%
Provision for income taxes	(9,948)	(2,844)	(7,104)	249.8%
Net income	$43,979	$28,252	$15,727	55.7%

Adjusted EBITDA (1)	$83,805	$77,039	$6,766	8.8%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

Total Revenue

A summary of the components of our revenue for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$72,706	$64,465	$8,241	12.8%
Annual dues	30,726	29,524	1,202	4.1%
Broker fees	28,685	24,811	3,874	15.6%
Franchise sales and other franchise revenue	23,440	23,574	(134)	-0.6%
Brokerage revenue	15,427	16,488	(1,061)	-6.4%
Total revenue	$170,984	$158,862	$12,122	7.6%

Continuing Franchise Fees

Revenue from continuing franchise fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased primarily as a result of the following:

•

an increase of $4.7 million due to the acquisitions and subsequent growth of HBN and Tails, which resulted in agents within Independent Regions being converted to agents within Company-owned Regions, and gave us the right to earn 100% of the fixed continuing franchise fees per agent;

•	an increase of $2.7 million in our Company-owned Regions in the U.S. and Canada, due to an increase in agent count;
•	an increase of $1.2 million due to the January 1, 2014 increase in continuing franchise fees of $3 per month per agent in our U.S. Company-owned Regions; and
•	an increase of $0.5 million in our Independent Regions in the U.S., Canada and outside of the U.S. and Canada, due to an increase in agent count.

The aforementioned increases were partially offset by the weakening of the Canadian dollar compared to the U.S. dollar, which negatively impacted revenue by approximately $0.9 million.

Annual Dues

Revenue from annual dues, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased primarily due to additional annual dues revenue of $1.1 million from the overall increase in total agent count of 4,782 from December 31, 2013 to December 31, 2014 and $0.4 million as a result of the January 1, 2014 increase in annual dues membership fees of $10 per agent for our U.S. and Canadian agents billed in their respective local currencies. The aforementioned increases were partially offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted annual dues revenue by approximately $0.4 million.

Broker Fees

Revenue from broker fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased primarily as a result of the following:

•

an increase of $1.6 million from the acquisitions and subsequent growth of HBN and Tails, which converted agents from our Independent Regions to Company-owned Regions resulting in a higher portion of broker fees being retained by us for these agents; and

•	an increase of $2.4 million, excluding acquisition activity, in revenue from broker fees earned in our Company-owned Regions in the U.S. and Canada, due primarily to an increase in agent count.

The aforementioned increases in broker fee revenue were partially offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted broker fee revenue by approximately $0.3 million.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue, which is primarily attributable to our Real Estate Franchise Services reportable segment, decreased as a result of the following:

•	a decrease in franchise sales revenue of $0.9 million driven by a reduction in the number and dollar amount of stand-alone regional and master franchise sales outside of the U.S. and Canada; and
•

a decrease in other franchise revenue of $0.7 million due to reduced registration revenue driven by lower attendance at our 2014 annual convention held in March. The 2013 annual convention celebrated our fortieth anniversary and attendance was unusually high.

The aforementioned decreases were partially offset by an increase in revenue from franchise sales and renewals of $0.8 million driven by an increase in the total number of office franchise sales and renewals in our U.S. Company-owned Regions due primarily to the acquisitions of HBN and Tails as well as a net increase of $0.4 million in other franchise revenue recognized from our preferred marketing arrangements and approved supplier programs due primarily to increased program use by our agents.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents and is entirely attributable to our Brokerages reportable segment, decreased as a result of reduced management fee revenue recognized by our owned brokerages, a reduction in the number of owned brokerage offices during the second quarter of 2013 and a reduction in the number of closed transaction sides and home sales volume.

Operating Expenses

A summary of the components of our operating expenses for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$91,847	$96,243	$(4,396)	-4.6%
Depreciation and amortization	15,316	15,166	150	1.0%
(Gain) loss on sale or disposition of assets, net	(14)	373	(387)	-103.8%
Total operating expenses	$107,149	$111,782	$(4,633)	-4.1%
Percent of revenue	62.7%	70.4%

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$47,040	$45,648	$1,392	3.0%
Professional fees	8,210	11,927	(3,717)	-31.2%
Rent and related facility operations	12,522	14,533	(2,011)	-13.8%
Other	24,075	24,135	(60)	-0.2%
Total selling, operating and administrative expenses	$91,847	$96,243	$(4,396)	-4.6%

Selling, operating and administrative expenses decreased as follows:

•	The increase in personnel costs of $1.4 million in our Real Estate Franchise Services reportable segment is primarily a result of the following:
•

one-time severance and other related expenses of $3.3 million incurred in connection with the retirement of our former Chief Executive Officer on December 31, 2014, including $1.0 million of additional equity-based compensation expense recognized for the accelerated vesting of certain restricted stock units;

•	one-time severance and outplacement services expenses of $1.3 million associated with the Restructuring Plan designed to improve operating efficiencies of at our corporate headquarters;
•	additional personnel costs of $1.5 million associated with the acquisitions of HBN and Tails; and
•

an increase in general personnel costs and salaries of $1.4 million driven primarily by increased employee benefit costs and additional personnel hired to support our operations as a public company; offset by

•	a decrease in executive compensation of $2.3 million due to the discontinuance of salaries paid to David and Gail Liniger subsequent to the closing of the IPO;
•	a decrease in equity-based compensation expense, excluding severance activity, of $2.0 million primarily due to one-time equity awards granted in 2013 in connection with the IPO; and
•	decreased personnel costs of $1.9 million due to a reduction in other employee incentives.
Personnel costs included in our Brokerages reportable segment remained flat at approximately $5.8 million during the years ended December 31, 2014 and 2013.

•

Professional fees decreased due primarily to $6.5 million of expenses incurred during the year ended December 31, 2013 in connection with the IPO and related reorganization transactions partially offset primarily by increases in professional fees of $1.9 million incurred during the year ended December 31, 2014 related to legal and compliance expenses associated with being a public company. We also incurred additional professional fees during 2014 of approximately $1.0 million associated with our strategic initiatives, including investments in our information technology infrastructure. The majority of our professional fees and the aforementioned fluctuations relate primarily to our Real Estate Franchise Services reportable segment.

•

Rent and related facility operations expense decreased primarily due to a $1.2 million loss recorded in 2013 for certain subleased office space at our corporate headquarters and an increase in related sublease income of $0.4 million, which are entirely attributable to our Real Estate Franchise Services reportable segment. Rent and related facility operations expense also decreased $0.4 million due to renegotiations of leases and a reduction in the number of owned brokerage offices, in our Brokerages reportable segment.

•

Other selling, operating and administrative expenses decreased primarily due to $1.4 million of foreign withholding tax expense recorded in selling, operating and administrative expenses in 2013, which is recorded in the provision for income taxes in 2014 as a result of the changes in our corporate structure upon becoming a public company. The aforementioned decrease was partially offset by an increase of $0.8 million of costs incurred in connection with becoming a public company as well as additional expenses of $0.6 million incurred as a result of acquiring HBN and Tails. The majority of our other selling, operating and administrative expenses and the aforementioned fluctuations primarily relate to our Real Estate Franchise Services reportable segment.

Depreciation and Amortization

The majority of our depreciation and amortization expense is attributable to our Real Estate Franchise Services reportable segment and increased primarily as a result of an increase of $1.3 million due to additional amortization expense related to intangible assets acquired from HBN and Tails in October 2013, partially offset by a net decrease in depreciation expense of $1.1 million related to assets that became fully depreciated.

(Gain) Loss on Sale or Disposition of Assets, Net

(Gain) loss on sale or disposition of assets, net decreased primarily due to the disposal of certain assets related to our information technology infrastructure during 2013, which related primarily to our Real Estate Franchise Services reportable segment.

Other Expenses, Net

A summary of the components of our other expenses, net for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(9,295)	$(14,647)	$5,352	-36.5%
Interest income	313	321	(8)	-2.5%
Foreign currency transaction losses	(1,348)	(764)	(584)	76.4%
Loss on early extinguishment of debt	(178)	(1,798)	1,620	-90.1%
Equity in earnings of investees	600	904	(304)	-33.6%
Total other expenses, net	$(9,908)	$(15,984)	$6,076	-38.0%
Percent of revenue	-5.8%	-10.1%

Other expenses, net decreased primarily as a result of a decrease in interest expense due to a reduction in interest rates between our previous senior secured credit facility and the 2013 Senior Secured Credit Facility and $1.9 million of costs incurred during the year ended December 31, 2013 associated with the execution of the 2013 Senior Secured Credit Facility on July 31, 2013 (See “—Liquidity and Capital Resources—Financing Resources”). Additionally, a loss on early extinguishment of debt of $1.7 million associated with executing our 2013 Senior Secured Credit Facility was recorded during the year ended December 31, 2013. The aforementioned decreases in other expenses, net were offset by an increase in foreign currency transaction losses as a result of the strengthening of the U.S. dollar against primarily the Canadian dollar and an increase in cash held in Canadian dollars during the year ended December 31, 2014. Equity in earnings of investees also decreased other expenses, net due to reduced income recognized from our investment in a mortgage brokerage company primarily as a result of reduced mortgage refinancing activity and is the only material component of other expenses, net attributable to our Brokerages reportable segment.

Provision for Income Taxes

The provision for income taxes increased primarily due to U.S. federal and state income tax obligations on our allocable portion of the net income of RMCO subsequent to the IPO. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interest is not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity.”

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins for our consolidated results were $83.8 million and 49.0% for the year ended December 31, 2014, an increase of $6.8 million from the prior year. On a consolidated basis, the strengthening of the U.S. dollar compared to global currencies, primarily the Canadian dollar, negatively impacted our Adjusted EBITDA and Adjusted EBITDA margins by $2.8 million and 1.6%, respectively.

Adjusted EBITDA and Adjusted EBITDA margins for our Real Estate Franchise Services reportable segment were $83.2 million and 52.9% for the year ended December 31, 2014, an increase of $7.7 million from the prior year. The increase in Adjusted EBITDA in our Real Estate Franchise Services reportable segment was principally the result of an Adjusted EBITDA contribution of $6.2 million arising from the acquisitions of HBN and Tails and an increase in total revenue, excluding acquisition activity, of $5.8 million due primarily to agent growth and increases in continuing franchise fees and annual dues. Acquisition activity and revenue growth were partially offset by an increase of $3.8 million in selling, operating and administrative expenses, adjusted for certain non-recurring items such as non-recurring equity-based compensation expense, one-time severance and other related charges and certain non-recurring cash charges, including executive compensation costs and public offering related expenses incurred during the year ended December 31, 2013. Adjusted EBITDA was also adversely impacted by $0.6 million related to foreign currency transaction losses.

Adjusted EBITDA and Adjusted EBITDA margins for our Brokerages reportable segment were $0.6 million and 4.3% for the year ended December 31, 2014, a decrease of $1.0 million from the prior year. The decrease in Adjusted EBITDA in our Brokerages reportable segment was primarily due to a decrease in revenue of $1.4 million driven by reduced management fee revenue recognized and a reduction in closed transaction sides and home sales volume, and a decrease in equity in earnings of investees of $0.3 million. Adjusted EBITDA was positively impacted by reductions in rent and related facility operations expense of $0.4 million.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

Our consolidated results comprised the following:

	Year Ended December 31,		Change
	2013	2012	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$64,465	$56,350	$8,115	14.4%
Annual dues	29,524	28,909	615	2.1%
Broker fees	24,811	19,579	5,232	26.7%
Franchise sales and other franchise revenue	23,574	22,629	945	4.2%
Brokerage revenue	16,488	16,210	278	1.7%
Total revenue	158,862	143,677	15,185	10.6%
Operating expenses:
Selling, operating and administrative expenses	96,243	84,337	11,906	14.1%
Depreciation and amortization	15,166	12,090	3,076	25.4%
Loss on sale or disposition of assets, net	373	1,704	(1,331)	-78.1%
Total operating expenses	111,782	98,131	13,651	13.9%
Operating income	47,080	45,546	1,534	3.4%
Other expenses, net:
Interest expense	(14,647)	(11,686)	(2,961)	25.3%
Interest income	321	286	35	12.2%
Foreign currency transaction (losses) gains	(764)	208	(972)	-467.3%
Loss on early extinguishment of debt	(1,798)	(136)	(1,662)	1222.1%
Equity in earnings of investees	904	1,244	(340)	-27.3%
Total other expenses, net	(15,984)	(10,084)	(5,900)	58.5%
Income before provision for income taxes	31,096	35,462	(4,366)	-12.3%
Provision for income taxes	(2,844)	(2,138)	(706)	33.0%
Net income	$28,252	$33,324	$(5,072)	-15.2%

Adjusted EBITDA (1)	$77,039	$66,744	$10,295	15.4%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

Total Revenue

A summary of the components of our revenue for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,		Change
	2013	2012	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$64,465	$56,350	$8,115	14.4%
Annual dues	29,524	28,909	615	2.1%
Broker fees	24,811	19,579	5,232	26.7%
Franchise sales and other franchise revenue	23,574	22,629	945	4.2%
Brokerage revenue	16,488	16,210	278	1.7%
Total revenue	$158,862	$143,677	$15,185	10.6%

Continuing Franchise Fees

Revenue from continuing franchise fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased as a result of agent count growth with the acquisition and subsequent growth of RE/MAX of Texas and the acquisitions of HBN and Tails, which resulted in agents within Independent Regions being converted to agents within Company-owned Regions, and gave us the right to earn 100% of the fixed continuing franchise fee per agent. This resulted in an increase of $6.9 million in continuing franchise fee revenue. This increase was offset partially by a net decrease of $1.3 million in continuing franchise fees for the Australia and New Zealand regions, which were sold during the fourth quarter of 2012 and, as a result, the agents in Australia and New Zealand are no longer agents of a Company-owned Region. Excluding acquisition and divestiture activity, continuing franchise fees earned from Company-owned Regions in the U.S. and Canada, where we receive a higher continuing franchise fee per agent, increased $2.1 million due to an increase in agent count, primarily in the U.S.

Annual Dues

Revenue from annual dues, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased due to an overall increase in total agent count of 4,220 for the year ended December 31, 2013, of which 2,744 agents were located in the U.S. and Canada as compared to an overall increase in total agent count of 1,532 agents for the year ended December 31, 2012, of which 947 agents were located in the U.S. and Canada. For the years ended December 31, 2013 and 2012, U.S. and Canadian agents paid us directly annual dues fees of $390 per agent in their respective local currencies.

Broker Fees

Revenue from broker fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased due to additional broker fees of $3.2 million that resulted from the acquisition of RE/MAX of Texas, HBN and Tails, which converted agents from Independent Regions to Company-owned Regions resulting in a higher portion of broker fees for these agents being retained by us. These increases were partially offset by a net decrease in broker fees of $2.0 million in Australia and New Zealand as these regions were sold during the fourth quarter of 2012, resulting in agents in those regions no longer being agents of a Company-owned Region. The increase in broker fees revenue for our Company-owned and Independent Regions in the U.S. and Canada was also due to the overall increase in home sales volume, which increased commissions earned by our U.S. and Canadian agents as well as increased agent count. Excluding acquisition and divestiture activity, revenue from broker fees earned from Company-owned Regions in the U.S. and Canada increased $3.1 million during 2013, while revenue from broker fees earned from Independent Regions in the U.S. and outside the U.S. and Canada increased $1.1 million during 2013.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased $0.9 million during 2013. We sold the franchise rights in 18 countries in 2013, including in Japan for $1.0 million, compared to the sale of regional and master franchise rights in 10 countries in 2012, including in China/Hong Kong/Macau for $2.1 million. During 2013, other franchise revenue increased $1.3 million, primarily due to an increase in registration revenue associated with the increased attendance at our annual convention, which occurs during the first quarter.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents and is entirely attributable to our Brokerages reportable segment, increased due to an increase in home sales volume.

Operating Expenses

A summary of the components of our operating expenses for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,		Change
	2013	2012	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$96,243	$84,337	$11,906	14.1%
Depreciation and amortization	15,166	12,090	3,076	25.4%
Loss on sale or disposition of assets, net	373	1,704	(1,331)	-78.1%
Total operating expenses	$111,782	$98,131	$13,651	13.9%
Percent of revenue	70.4%	68.3%

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,		Change
	2013	2012	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$45,648	$42,326	$3,322	7.8%
Professional fees	11,927	5,841	6,086	104.2%
Rent and related facility operations	14,533	14,028	505	3.6%
Other	24,135	22,142	1,993	9.0%
Total selling, operating and administrative expenses	$96,243	$84,337	$11,906	14.1%

Selling, operating and administrative expenses increased in 2013 as follows:

●

Personnel costs increased primarily due to $1.9 million of additional equity-based compensation related to equity awards granted to certain officers and employees in connection with the IPO, $1.5 million of additional personnel costs associated with the acquisitions of RE/MAX of Texas, HBN and Tails and a $2.2 million increase in general personnel costs driven by increased headcount and employee incentives. These increases were offset by a decrease of $1.5 million resulting from the divestitures of the Australia and New Zealand regions in the fourth quarter of 2012 and a decrease in executive compensation of $0.8 million due to the discontinuance of salaries paid to David and Gail Liniger subsequent to the closing of the IPO.

●

Professional fees increased primarily due to $6.5 million of expenses incurred in connection with the IPO, offset by a reduction in professional fees incurred by the Australia and New Zealand regions which were sold during the fourth quarter of 2012. The aforementioned fluctuations relate to our Real Estate Franchise Services reportable segment.

●

Rent and related facility operations expense increased due to a $1.2 million loss recorded in 2013 on the sublease of a portion of our corporate headquarters office building that did not occur in 2012, which is attributable to our Real Estate Franchise Services reportable segment, offset by a decrease of $0.6 million for reductions in rent expense at our company-owned brokerage offices and acquisition and divestiture activities.

●

Other selling, operating and administrative expenses increased primarily due to an increase in total marketing expenses of $1.7 million driven both by increased attendance at our annual convention which occurs in the first quarter and expenses incurred associated with the acquisitions of certain assets of RE/MAX of Texas, HBN and Tails.

Depreciation and Amortization

The majority of our depreciation and amortization expense is attributable to our Real Estate Franchise Services reportable segment and increased as a result of the following:

●	an increase of $4.1 million of additional amortization expense related to intangible assets acquired from RE/MAX of Texas in December 2012 and HBN and Tails in October 2013;
●	an increase of $0.5 million of additional amortization expense related to other intangible assets acquired in the current year;
●	a decrease of $0.9 million related to certain intangible assets that became fully amortized; and
●	a net decrease in depreciation expense of $0.6 million related to assets that became fully depreciated.

Loss on Sale or Disposition of Assets, Net

Loss on sale or disposition of assets, net decreased primarily due to the $1.7 million loss on the sale of the Australia and New Zealand regions in the fourth quarter of 2012 compared to a loss of $0.4 million related to assets disposed of during 2013.

Other Expenses, Net

A summary of the components of our other expenses, net for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,		Change
	2013	2012	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(14,647)	$(11,686)	$(2,961)	25.3%
Interest income	321	286	35	12.2%
Foreign currency transaction (losses) gains	(764)	208	(972)	-467.3%
Loss on early extinguishment of debt	(1,798)	(136)	(1,662)	1222.1%
Equity in earnings of investees	904	1,244	(340)	-27.3%
Total other expenses, net	$(15,984)	$(10,084)	$(5,900)	58.5%
Percent of revenue	-10.1%	-7.0%

Other expenses, net increased primarily due to an increase in the loss on early extinguishment of debt of approximately $1.7 million associated with executing our 2013 Senior Secured Credit Facility on July 31, 2013 (See “—Liquidity and Capital Resources—Financing Resources”). Additionally, interest expense increased $3.0 million due to a combination of additional interest expense on the incremental $45.0 million of long-term debt borrowed on December 31, 2012 to finance the acquisition of certain assets of RE/MAX of Texas and $2.0 million of interest expense associated with costs incurred upon entering into our new Senior Secured Credit Facility offset by a reduction in interest rates between our previous senior secured credit facility and our new Senior Secured Credit Facility. Lastly, foreign currency transaction (losses) gains, net decreased $1.0 million primarily as a result of the weakening of the Canadian dollar compared to the U.S. dollar.

Provision for Income Taxes

The provision for income taxes increased primarily due to U.S. federal and state income tax obligations related to RE/MAX Holdings’ allocable portion of the income of RMCO subsequent to the reorganization transactions and IPO (see additional information included in “—Tax Impact of Reorganization Transactions and IPO”). Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interest is not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and thus, is treated as a “flow through entity.”

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins for our consolidated results were $77.0 million and 48.5% for the year ended December 31, 2013, an increase of $10.3 million from the prior year.

Adjusted EBITDA and Adjusted EBITDA margins for our Real Estate Franchise Services reportable segment were $75.5 million and 52.5% for the year ended December 31, 2013, an increase of $10.3 million from the prior year. The increase in Adjusted EBITDA was principally the result of an increase in total revenue of $15.0 million arising from the acquisitions of RE/MAX of Texas, HBN and Tails, agent growth and higher broker fees. Selling, operating and administrative expenses, adjusted for certain non-recurring items such as the loss on sublease, non-recurring equity-based compensation expense and certain non-recurring cash charges, including expenses incurred in connection with the IPO, increased $3.7 million. Additionally, Adjusted EBITDA was negatively impacted by an increase in foreign currency transaction losses of $1.0 million.

Adjusted EBITDA and Adjusted EBITDA margins for our Brokerages reportable segment were $1.5 million and 10.4% for the year ended December 31, 2013, which remained consistent from the prior year.

Non-GAAP Financial Measures

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures not in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, net and the provision for income taxes, each of which is presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, non-recurring equity-based compensation, non-cash straight-line rent expense, salaries paid to David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder, respectively, that we discontinued subsequent to the completion of the IPO, professional fees and certain non-recurring expenses incurred in connection with the IPO, acquisition transaction costs and non-recurring severance and other related charges incurred in connection with the Restructuring Plan designed to improve operating efficiencies at our corporate headquarters and the retirement of our former Chief Executive Officer on December 31, 2014. During the third quarter of 2014, we revised our definition of Adjusted EBITDA to no longer adjust for recurring equity-based compensation expense. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. During the fourth quarter of 2014, we revised our definition of Adjusted EBITDA to adjust for non-recurring severance charges that were recorded during the fourth quarter of 2014.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider Adjusted EBITDA either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	this measure does not reflect changes in, or cash requirements for, our working capital needs;
●	this measure does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	this measure does not reflect our income tax expense or the cash requirements to pay our taxes;
●	this measure does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
●	this measure does not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	this measure does not reflect the cash requirements to pay our Historical Owners pursuant to the TRAs;
●

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements; and

●	other companies may calculate this measure differently so they may not be comparable.

A reconciliation of Adjusted EBITDA to net income for our consolidated results and reportable segments for the periods presented is set forth in the following table:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated:
Net income	$43,979	$28,252	$33,324
Depreciation and amortization	15,316	15,166	12,090
Interest expense	9,295	14,647	11,686
Interest income	(313)	(321)	(286)
Provision for income taxes	9,948	2,844	2,138
EBITDA	78,225	60,588	58,952
(Gain) loss on sale or disposition of assets and sublease (1)	(340)	971	1,352
Loss on early extinguishment of debt (2)	178	1,798	136
Non-recurring equity-based compensation (3)	—	2,748	1,089
Non-cash straight-line rent expense (4)	812	1,183	1,879
Chairman executive compensation (5)	—	2,261	3,000
Acquisition integration costs (6)	313	495	336
Public offering related expenses (7)	—	6,995	—
Non-recurring severance and other related expenses (8)	4,617	—	—
Adjusted EBITDA	$83,805	$77,039	$66,744

Real Estate Franchise Services:
Net income	$43,664	$26,792	$32,162
Depreciation and amortization	15,032	14,791	11,575
Interest expense	9,266	14,641	11,677
Interest income	(313)	(321)	(284)
Provision for income taxes	9,894	2,882	2,138
EBITDA	77,543	58,785	57,268
(Gain) loss on sale or disposition of assets and sublease (1)	(469)	1,110	1,637
Loss on early extinguishment of debt (2)	178	1,798	136
Non-recurring equity-based compensation (3)	—	2,748	1,089
Non-cash straight-line rent expense (4)	1,045	1,298	1,725
Chairman executive compensation (5)	—	2,261	3,000
Acquisition integration costs (6)	313	495	336
Public offering related expenses (7)	—	6,995	—
Non-recurring severance and other related expenses (8)	4,617	—	—
Adjusted EBITDA	$83,227	$75,490	$65,191

Brokerages:
Net income	$315	$1,460	$1,162
Depreciation and amortization	284	375	515
Interest expense	29	6	9
Interest income	—	—	(2)
Provision for income taxes	54	(38)	—
EBITDA	682	1,803	1,684
Loss (gain) on sale or disposition of assets and sublease (1)	129	(139)	(285)
Non-cash straight-line rent expense (4)	(233)	(115)	154
Adjusted EBITDA	$578	$1,549	$1,553

(1)	Represents (gains) losses on the sale or disposition of assets as well as the (gains) losses on the sublease of a portion of our corporate headquarters office building.
(2)

Represents losses incurred on early extinguishment of debt on our 2013 Senior Secured Credit Facility and our previous senior secured credit facility for the year ended December 31, 2014 and 2013 as well as losses incurred related to the entire repayment of our previous senior secured credit facility during the year ended December 31, 2013.

(3)

Non-recurring equity-based compensation includes non-cash compensation expense recorded related to restricted stock units granted in connection with the IPO pursuant to RE/MAX Holdings’ 2013 Omnibus Incentive Plan during the year ended December 31, 2013 as well as non-cash compensation expense recorded related to Class B Common Unit options granted to certain employees pursuant to RMCO’s 2011 Unit Option Plan during the year ended December 31, 2013. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Represents the non-cash charge to appropriately record rent expense on a straight-line basis over the term of the lease agreement taking into consideration escalation in monthly cash payments.
(5)

Represents the salaries we paid to David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder. Such salaries have not been paid subsequent to the IPO, and will not be paid in future periods.

(6)

Acquisition integration costs include fees incurred in connection with our acquisitions of certain assets of HBN and Tails in October 2013. Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

(7)	Represents costs incurred in connection with the IPO.
(8)

Represents non-recurring severance and other related expenses of $3.3 million recognized for the retirement of our former Chief Executive Officer on December 31, 2014, which includes $1.8 million of expenses related to continued salary, benefits and related payroll costs to be paid over a 36 month period beginning in the fourth quarter of 2015, $1.0 million of additional equity-based compensation expense for the accelerated vesting of certain restricted stock units and $0.5 million of expenses related to a one-time salary payment made on December 31, 2014. Non-recurring severance and other related expenses also includes one-time expenses of $1.3 million incurred for severance and outplacement services provided to our former employees in connection with the Restructuring Plan implemented at our corporate headquarters. See Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market, which have contributed to increasing annual operating cash flows. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of agents in the RE/MAX network. Our cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of selling, operating and administrative expenses, (iii) principal payments and related interest expense on our 2013 Senior Secured Credit Facility, (iv) distributions and other payments to non-controlling unitholders, (v) corporate tax payments paid by the Company, (vi) cash consideration for acquisitions and acquisition-related expenses, (vii) dividend payments to stockholders of our Class A common stock and (viii) payments to Historical Owners pursuant to the TRAs. We have satisfied these needs with cash flows from operations and funds available under our 2013 Senior Secured Credit Facility.

We experienced an increase in the number of our agents during the year ended December 31, 2014; however, we cannot be certain agent growth will continue. Moreover, if the real estate market or the economy as a whole deteriorates, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.

We will continue to evaluate potential financing transactions, including refinancing our 2013 Senior Secured Credit Facility and extending maturities. There can be no assurance that financing or refinancing will be available to us on acceptable terms or at all. Future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Our ability to make payments to fund debt service obligations and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors that are beyond our control.

Sources and Uses of Cash

Years Ended December 31, 2014 and 2013

As of December 31, 2014 and 2013, we had cash and cash equivalents of $107.2 million and $88.4 million, respectively, of which approximately $23.0 million and $16.6 million were held by our foreign entities, respectively. The following table summarizes our cash flows for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$63,709	$50,069	$13,640
Investing activities	(2,043)	(28,627)	26,584
Financing activities	(42,677)	(1,551)	(41,126)
Effect of exchange rate changes on cash	(165)	(17)	(148)
Net change in cash and cash equivalents	$18,824	$19,874	$(1,050)

Operating Activities

The increase in cash provided by operating activities was primarily attributable to an increase in cash provided by revenue activities of $10.8 million as a result of the acquisitions of HBN and Tails, increased agent count and fee increases and less cash paid for interest of $4.9 million resulting from a reduction in interest rates on our 2013 Senior Secured Credit Facility compared to our previous senior secured credit facility. Cash provided by operating activities also increased due to a decrease in cash used in selling, operating and administrative activities of $4.4 million primarily as a result of costs incurred in connection with the IPO in 2013, partially offset by increased public company costs and $1.4 million of severance and other related costs associated with the retirement of our former Chief Executive Officer and the Restructuring Plan that were paid in 2014. Cash provided by operating activities was negatively impacted by additional cash paid for income taxes of $4.9 million primarily related to U.S. federal and state income tax obligations on our allocable portion of the net income of RMCO subsequent to the IPO, cash paid to the Historical Owners of $1.0 million pursuant to the TRAs and a decrease in distributions received from our equity method investee of $0.6 million.

Investing Activities

Cash used in investing activities decreased primarily as a result of the acquisition of the business assets of HBN and Tails in the fourth quarter of 2013 for $27.3 million, partially offset by an increase in purchases of property, equipment and software of $0.9 million due primarily to investments made in our information technology infrastructure in 2014.

Financing Activities

The increase in cash used in financing activities was primarily attributable to the net proceeds received of $235.9 million in 2013 in connection with the IPO, of which $197.6 million was used to purchase common units in RMCO and $6.0 million was paid for costs incurred directly associated with the issuance of our Class A common stock. Additionally, we made a $14.6 million mandatory excess cash flow prepayment in April 2014 pursuant to the terms of our 2013 Senior Secured Credit Facility compared to a similar prepayment of $8.0 million paid in March 2013 pursuant to the terms of our previous senior secured credit facility. Excluding mandatory excess cash flow prepayments, cash used in financing activities increased $5.5 million due to the net reduction of payments on debt and the proceeds received from our 2013 Senior Secured Credit Facility. Cash used in financing activities also increased due to quarterly cash dividends of $0.0625 per share of Class A common stock paid in every quarter of 2014, representing $2.9 million in total dividends, and withholding tax payments of $1.8 million paid to satisfy our statutory tax requirements upon delivery of vested restricted stock units in 2014. No similar payments were made during the year ended December 31, 2013.

The aforementioned increases in cash used in financing activities were partially offset by a reduction in tax and other cash distributions of $5.4 million paid to RMCO’s non-controlling unitholders pursuant to the terms of the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “New RMCO, LLC Agreement”), which were also required in the comparable prior year period but calculated differently pursuant to the Old RMCO, LLC Agreement, and a decrease of $1.3 million in costs incurred in connection with executing the 2013 Senior Secured Credit Facility. Cash used in financing activities also decreased due to the excess tax benefit of $0.7 million realized in 2014 upon the delivery of vested restricted stock units and exercise of stock options and as a result of cash received $0.5 million for the exercise of stock options, both of which did not occur in the prior year.

Years Ended December 31, 2013 and 2012

As of December 31, 2013 and 2012, we had cash and cash equivalents of $88.4 million and $68.5 million, respectively, of which approximately $16.6 million and $5.4 million were held by our foreign entities, respectively. The following table summarizes our cash flows for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$50,069	$51,259	$(1,190)
Investing activities	(28,627)	(47,390)	18,763
Financing activities	(1,551)	25,953	(27,504)
Effect of exchange rate changes on cash	(17)	68	(85)
Net change in cash and cash equivalents	$19,874	$29,890	$(10,016)

Operating Activities

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

Investing Activities

Cash used in investing activities decreased primarily as a result of the acquisition of the business assets of HBN and Tails for $27.3 million in the fourth quarter of 2013 compared to the acquisition of certain assets of RE/MAX of Texas for $45.5 million on December 31, 2012.

Financing Activities

The decrease in cash provided by and used in financing activities was primarily attributable to a net decrease in the payments on and proceeds received from the issuance of debt of $41.9 million. During the year ended December 31, 2013, we received proceeds of $5.8 million from our Senior Secured Credit Facility entered into in July 2013 compared to $45.0 million of proceeds received from the additional term loan borrowed under our old senior secured credit facility in 2012, which was used to acquire certain assets of RE/MAX of Texas. Cash used in financing activities also decreased $18.0 million as a result of increased tax distributions paid to RMCO’s non-controlling unitholders pursuant to the terms of the Old RMCO, LLC Agreement. The increase in tax distributions paid is primarily the result of an increase in taxable income in 2012 compared to 2011, which is the basis for determining the amount of tax distributions paid. In addition, in connection with the IPO that closed on October 7, 2013, we raised a total of $235.9 million in net proceeds. We used $208.6 million of the net proceeds to purchase 10,169,023 common units in RMCO, of which $11.0 million was used by RMCO to pay for expenses incurred in connection with the IPO, and $27.3 million to acquire the business assets of HBN and Tails as described above.

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

Term loans are repaid in quarterly installments of $0.5 million, with the balance of the term loan due at maturity. The quarterly installments will be reduced pro rata by the amount of any excess cash flow principal payments made annually in accordance with the 2013 Senior Secured Credit Facility. The maturity date of all of the term loans under the 2013 Senior Secured Credit Facility is July 31, 2020. Term loans may be optionally prepaid by RE/MAX, LLC at any time. All amounts outstanding under the revolving line of credit must be repaid on July 31, 2018.

The 2013 Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the 2013 Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50.0% of excess cash flow at the end of the applicable fiscal year, with such percentage decreasing as RE/MAX, LLC’s leverage ratio decreases.

The 2013 Senior Secured Credit Facility is guaranteed by RMCO and RE/MAX of Western Canada (1998), LLC, a subsidiary of RE/MAX, LLC, and is secured by a lien on substantially all of the assets of RMCO, RE/MAX, LLC and each guarantor.

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) adjusted London Interbank Offered Rate (“LIBOR”), provided that LIBOR shall be no less than 1.0% plus a maximum applicable margin of 3.0% or (b) alternative base rate (“ABR”), provided that ABR shall be no less than 2.0%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate plus 1.0%, plus a maximum applicable margin of 2.0%. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

The 2013 Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations and liquidations. With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $10.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

The 2013 Senior Secured Credit Facility restricts the aggregate acquisition consideration for permitted acquisitions to $50.0 million in any fiscal year. Any unused amounts may be carried over to the subsequent year to be used towards additional expenditures for permitted acquisitions, with an aggregate cap of $100.0 million in any fiscal year. Aggregate outstanding indebtedness consisting of (i) the deferred purchase price of permitted acquisitions may not exceed $15.0 million at any time and (ii) earn-outs arising out of permitted acquisitions may not exceed $15.0 million at any time.

At any time amounts are drawn under the revolving line of credit, the 2013 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio.

As of December 31, 2014, we had $211.7 million of term loans outstanding, net of an unamortized discount, and no revolving loans outstanding under our 2013 Senior Secured Credit Facility.

On March 11, 2015, RE/MAX, LLC entered into the first amendment to the 2013 Senior Secured Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “First Amendment”). The First Amendment increases the maximum applicable margin for both LIBOR and ABR loans by 0.25%, and modifies certain liquidity covenants in order to increase the amounts that RE/MAX, LLC may distribute to RMCO to enable RMCO to increase the dividends declared and paid to its unitholders.

Cash Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities and access to our revolving line of credit available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $2.0 million, $1.1 million and $1.6 million in 2014, 2013 and 2012, respectively. Amounts paid for purchases of property and equipment related to leasehold improvements and spending on purchased and developed software related to investments in our information technology infrastructure. In order to expand our technological capabilities, we have invested in two information technology projects that will improve operational efficiencies and enhance the tools and services provided to the agents and brokers in our network. As of December 31, 2014, we anticipate spending between $5.0 million and $6.0 million in 2015 on purchased and developed software for investments in our information technology infrastructure.

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

Dividends

We declared a quarterly dividend of $0.0625 per share on all outstanding shares of Class A common stock every quarter in 2014 as disclosed in Note 4 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. On March 11, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on all outstanding shares of Class A common stock, which is payable on April 8, 2015 to stockholders of record at the close of business on March 25, 2015, and a special dividend of $1.50 per share on all outstanding shares of Class A common stock, which is payable on April 8, 2015 to stockholders of record at the close of business on March 23, 2015. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors. We intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal or state and local income taxes, as these taxes are primarily the obligations of the members of RMCO, including us. As authorized by the New RMCO, LLC Agreement, RMCO is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their share of RMCO earnings. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on tax distributions made by RMCO.

Other Distributions

Cash distributions are also made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the New RMCO, LLC Agreement.  We expect that future other distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the holders of our Class A common stock, including the dividends declared on March 11, 2015. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on other distributions made by RMCO.

Future Cash Needs

Our primary financing need has been to fund our growth. Our growth strategy includes recruiting and retaining experienced agents and selling franchises. We may also pursue reacquisitions of regional franchise rights in Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complimentary businesses, services and technologies that would provide access to new markets or customers, or otherwise complement our existing operations. We intend to fund such growth over the next twelve months with cash on-hand, funds generated from operations and borrowings under our 2013 Senior Secured Credit Facility. We believe these funds will be adequate to fund future growth.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Long-term debt (including current portion) (1) (2)	$212,033	$9,460	$4,304	$4,304	$193,965
Interest payments on debt facilities (3)	49,682	9,127	17,950	17,554	5,051
Lease obligations (4)	120,286	10,043	17,785	15,849	76,609
Payments pursuant to tax receivable agreements (5)	67,418	3,914	7,619	7,909	47,976
Severance payments (6)	1,790	250	1,540	—	—
	$451,209	$32,794	$49,198	$45,616	$323,601

(1)

We are required to make quarterly principal payments on our 2013 Senior Secured Credit Facility of $0.5 million through July 2020, which will be reduced pro rata by the amount of any excess cash flow principal payments made on an annual basis. For purposes of this table, we have reduced the quarterly principal payment pro rata by the 2014 estimated excess cash flow principle payment. We have also reflected full payment of long-term debt at maturity of our 2013 Senior Secured Credit Facility in 2020.

(2)

Final payment amount in 2020 of $194.0 million will be reduced by any excess cash flow principal payments and optional prepayments made subsequent to 2014. For purposes of this table, we have included the 2014 estimated excess cash flow payment of approximately $7.3 million. We did not include the excess cash flow payment for 2015 and thereafter as these amounts are conditioned on achieving future financial figures that are not determinable at this time.

(3)

The interest payments in the above table are determined assuming that principal payments on the debt are made on their scheduled dates and on the applicable maturity dates. The variable interest rate on the 2013 Senior Secured Credit Facility is assumed at the interest rate amended on March 11, 2015 of 4.25%, which is subject to the LIBOR floor of 1%, plus a maximum applicable margin of 3.25%. Our current interest rate will only increase if LIBOR rates rise above the 1% floor or if we amend the 2013 Senior Secured Credit Facility.

(4)

We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $4.5 million in the aggregate, are included in the table above.

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

(6)

As described in Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as a result of the retirement of our former Chief Executive Officer on December 31, 2014, we are required to pay the aggregate amount of $1.8 million in the form of salary continuation over the next 36 months, beginning in the fourth quarter of 2015 pursuant to the terms of the Separation Agreement.

Off Balance Sheet Arrangements

Other than the guarantee of a performance agreement and a line of credit agreement discussed in Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have no material off balance sheet arrangements as of December 31, 2014.

Commitments and Contingencies

Except for the ongoing litigation concerning our acquisition of the net assets of HBN as disclosed in Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, our management does not believe there are any other litigation matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Critical Accounting Judgments and Estimates

In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base estimates on historical experience and other assumptions believed to be reasonable under the circumstances and evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

A hypothetical 10% increase in our allowances for accounts and notes receivable as of December 31, 2014 would have adversely affected net earnings by approximately $0.5 million in fiscal 2014.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

The amount reflected as goodwill in the consolidated balance sheets included elsewhere in this Annual Report on Form 10-K as of December 31, 2014 was $72.5 million which represented approximately 20.2% of our consolidated assets. The fair value of our reporting units, all of which are included in the Real Estate Franchise Services operating segment, significantly exceeded their carrying values at our latest assessment date.

We have not recorded any goodwill impairments during the three years ended December 31, 2014, 2013 and 2012.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge. We have not recorded any impairment charges during the three years ended December 31, 2014, 2013 and 2012.

The net carrying value of our franchise agreements and other intangible assets as of December 31, 2014 was $75.5 million and $2.7 million, respectively.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

See Note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information related to the purchase price allocations for acquisitions completed during the last three years.

If estimates or assumptions used to complete the initial purchase price allocation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made in the final valuation, the allocation of purchase price between goodwill and intangibles could significantly differ. Such a difference would impact future earnings through amortization expense of these intangibles. In addition, if forecasts supporting the valuation of the intangible assets or goodwill are not achieved, impairments could arise, as discussed further in “Goodwill Impairment Testing” and “Franchise Agreements and Other Intangible Assets” above. For all of our acquisitions during the three years ended December 31, 2014, 2013 and 2012, goodwill of $32.2 million and franchise agreement intangible assets of $38.2 million were recognized.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against our deferred tax assets. As of December 31, 2014, we have not recorded a valuation allowance on our deferred tax assets, which were primarily attributable to an increase in the tax basis of RMCO’s tangible and intangible assets resulting from RMCO’s election under Section 754 of the Internal Revenue Code. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we will recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns are filed and tax audits are completed.

As of December 31, 2014, we recorded a net deferred tax asset of $68.1 million. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance and record it as a charge to income in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

Payments Pursuant to the TRAs As of December 31, 2014, we recorded a liability of $67.4 million, representing the payments due to the Historical Owners under the TRAs.

Within the next 12 month period, we expect to pay $3.9 million of the total amount of the estimated TRA liability. To determine the current amount of the payments due to the Historical Owners pursuant to the TRAs, we estimated the amount of taxable income that RE/MAX Holdings generated during 2014. Next, we estimated the amount of the specified deductions subject to the TRA which are expected to be realized by RE/MAX Holdings in its 2014 tax return. This amount was then used as a basis for determining the estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of December 31, 2014).

Payments are anticipated to be made under the TRAs indefinitely subsequent to the annual filing of RE/MAX Holdings’ federal income tax return. The payments are to be made in accordance with the terms of the TRAs. The timing of the payments is subject to certain contingencies including RE/MAX Holdings having sufficient taxable income to utilize all of the tax benefits defined in the TRAs. If RE/MAX Holdings failed to generate sufficient taxable income in future periods, tax benefits realized pursuant to the terms of the TRAs may not materialize, resulting in payment default or the necessity to record a valuation allowance, which would adversely impact our financial position and results of operations.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Equity-Based Compensation

We recognize equity-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 718, Compensation – Stock Compensation, which requires the fair value of the unit option awards to be recognized in the consolidated financial statements as compensation expense over the requisite service period. We recognize compensation expense related to unit option awards as part of selling, operating and administrative expenses. On November 15, 2012, we granted unit option awards to purchase 31,500 Class B common units of RMCO to our employees which were split 25 for 1 and then substituted for 787,500 options to acquire shares of our Class A common stock in connection with the IPO. We did not grant any unit option awards or any stock option awards during the years ended December 31, 2014 and 2013. As of December 31, 2014, 652,500 options were outstanding.

On October 1, 2013 we granted 107,971 restricted stock units with a weighted average grant-date fair value of $18.96, which reflects a discount for the lack of marketability of the restricted stock units, to certain employees in connection with the IPO that vested upon grant. On May 20, 2014, 77,542 shares were issued and 30,519 shares were cancelled to cover our minimum statutory withholding obligation.

In addition, on October 1, 2013, we granted 115,699 restricted stock units to certain of our officers and employees, which vest over a three year period and 18,184 restricted stock units to our directors, which vest over a one year period. During 2014, 83,861 of these restricted stock units vested, of which 28,272 shares were cancelled to cover our minimum statutory withholding obligation.

As of December 31, 2014, there was $0.9 million of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.9 years.

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

The discount for the lack of marketability related to the vested restricted stock units granted to certain officers and employees in connection with the IPO was based on a valuation study performed by a third party valuation firm. The valuation methodology utilized generally accepted valuation methodologies which required management to make judgments.

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

We estimate the forfeiture rate in accordance with ASC 718 using our best estimate of future forfeiture activity based on historical precedent. If future forfeiture activity varies from historical trends, our equity-based compensation expense could change. A 5% decrease/increase in our assumed forfeiture rate would have decreased/increased 2014 equity-based compensation expense by less than $0.1 million.

Recently Issued Accounting Pronouncements

See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements applicable to us and the effect of those standards on our consolidated financial statements and related disclosures.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2013 Senior Secured Credit Facility which bear interest at variable rates. At December 31, 2014, $211.7 million in term loans were outstanding under our 2013 Senior Secured Credit Facility, net of an unamortized discount. As of December 31, 2014, the undrawn borrowing availability under the revolving line of credit under our 2013 Senior Secured Credit Facility was $10.0 million. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. The interest rate on our 2013 Senior Secured Credit Facility entered into in July 2013 and as amended on March 11, 2015 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of global franchisees in Canada and 95 other countries. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. As the U.S. dollar has strengthened compared to most foreign currencies, including the Canadian dollar during 2014, our financial position and results of operations have been adversely affected. We had foreign currency transaction (losses) gains of approximately ($1.3) million, ($0.8) million and $0.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. During the year ended December 31, 2014, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $1.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

RE/MAX Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of RE/MAX Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, redeemable preferred units and stockholders’ equity/members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RE/MAX Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 13, 2015

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$107,199	$88,375
Escrow cash - restricted	693	710
Accounts and notes receivable, current portion, less allowances of $4,495 and $4,122, respectively	16,641	15,980
Accounts receivable from affiliates	231	5
Income taxes receivable	765	—
Other current assets	5,237	5,010
Total current assets	130,766	110,080
Property and equipment, net of accumulated depreciation of $19,993 and $19,400, respectively	2,661	2,583
Franchise agreements, net of accumulated amortization of $87,330 and $73,764, respectively	75,505	89,071
Other intangible assets, net of accumulated amortization of $8,550 and $7,912, respectively	2,725	2,486
Goodwill	72,463	72,781
Deferred tax assets, net	66,903	67,791
Investments in equity method investees	3,693	3,642
Debt issuance costs, net	1,896	2,353
Other assets	1,715	2,036
Total assets	$358,327	$352,823
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$561	$731
Accounts payable to affiliates	1,114	1,017
Escrow liabilities	693	710
Accrued liabilities	9,380	9,344
Income taxes and tax distributions payable	189	3,000
Deferred revenue and deposits	17,142	15,821
Current portion of debt	9,460	17,300
Current portion of payable pursuant to tax receivable agreements	3,914	902
Other current liabilities	211	206
Total current liabilities	42,664	49,031
Debt, net of current portion	202,213	211,104
Payable pursuant to tax receivable agreements, net of current portion	63,504	67,938
Deferred tax liabilities, net	190	195
Other liabilities, net of current portion	10,473	9,016
Total liabilities	319,044	337,284
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 11,768,041 shares issued and outstanding as of December 31, 2014; 11,607,971 shares issued and outstanding as of December 31, 2013	1	1
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2014 and 2013	—	—
Additional paid-in capital	241,882	239,086
Retained earnings	12,041	1,506
Accumulated other comprehensive income	886	1,371
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	254,810	241,964
Non-controlling interest	(215,527)	(226,425)
Total stockholders' equity	39,283	15,539
Total liabilities and stockholders' equity	$358,327	$352,823

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Continuing franchise fees	$72,706	$64,465	$56,350
Annual dues	30,726	29,524	28,909
Broker fees	28,685	24,811	19,579
Franchise sales and other franchise revenue	23,440	23,574	22,629
Brokerage revenue	15,427	16,488	16,210
Total revenue	170,984	158,862	143,677
Operating expenses:
Selling, operating and administrative expenses	91,847	96,243	84,337
Depreciation and amortization	15,316	15,166	12,090
(Gain) loss on sale or disposition of assets, net	(14)	373	1,704
Total operating expenses	107,149	111,782	98,131
Operating income	63,835	47,080	45,546
Other expenses, net:
Interest expense	(9,295)	(14,647)	(11,686)
Interest income	313	321	286
Foreign currency transaction (losses) gains	(1,348)	(764)	208
Loss on early extinguishment of debt	(178)	(1,798)	(136)
Equity in earnings of investees	600	904	1,244
Total other expenses, net	(9,908)	(15,984)	(10,084)
Income before provision for income taxes	53,927	31,096	35,462
Provision for income taxes	(9,948)	(2,844)	(2,138)
Net income	$43,979	$28,252	$33,324
Less: net income attributable to non-controlling interest	30,543	26,746	33,324
Net income attributable to RE/MAX Holdings, Inc.	$13,436	$1,506	$—

		October 7, 2013 through December 31, 2013
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$1.16	$0.13
Diluted	$1.10	$0.12
Weighted average shares of Class A common stock outstanding
Basic	11,611,164	11,607,971
Diluted	12,241,977	12,234,905
Cash dividends declared per share of Class A common stock	$0.25	$—

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$43,979	$28,252	$33,324
Change in cumulative translation adjustment	(485)	(376)	68
Reclassification of translation adjustment to loss on sale of assets	—	—	(223)
Other comprehensive loss	(485)	(376)	(155)
Comprehensive income	43,494	27,876	33,169
Less: comprehensive income attributable to non-controlling interest	30,250	26,446	33,169
Comprehensive income attributable to RE/MAX Holdings, Inc.	$13,244	$1,430	$—

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit

(In thousands, except unit and share amounts)

	RMCO, LLC					RE/MAX Holdings, Inc.
						Class A		Class B
						common stock		common stock
	Redeemable Class A preferred units	Preferred units	Class B common units	Common Units	Accumulated other comprehensive income	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interest	Total stockholders' equity/members' deficit
Balances, January 1, 2012	$66,500	$—	$(111,426)	$—	$1,902	—	$—	—	$—	$—	$—	$—	$—	$(109,524)
Distributions to non-controlling unitholders	(3,388)	—	(6,215)	—	—	—	—	—	—	—	—	—	—	(6,215)
Net income attributable to and accretion of RMCO, LLC Class A preferred units to estimated redemption amounts	15,288	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income related to RMCO, LLC Class B common unitholders	—	—	18,036	—	—	—	—	—	—	—	—	—	—	18,036
Change in accumulated other comprehensive income	—	—	—	—	(155)	—	—	—	—	—	—	—	—	(155)
Equity-based compensation awards issued	—	—	1,089	—	—	—	—	—	—	—	—	—	—	1,089
Balances, December 31, 2012	78,400	—	(98,516)	—	1,747	—	—	—	—	—	—	—	—	(96,769)
Distributions paid and payable to non-controlling unitholders	(13,672)	—	(13,662)	—		—	—	—	—	—	—	—	—	(13,662)
Equity-based compensation awards issued	—	—	701	—	—	—	—	—	—	—	—	—	—	701
Net income attributable to and accretion of RMCO, LLC Class A preferred units to estimated redemption amounts	67,622	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income related to RMCO, LLC Class B common unitholders	—	—	(44,346)	—	—	—	—	—	—	—	—	—	—	(44,346)
Change in accumulated other comprehensive income	—	—	—	—	(184)	—	—	—	—	—	—	—	—	(184)
Balance prior to Reorganization Transactions and Initial Public Offering	132,350	—	(155,823)	—	1,563	—	—	—	—	—	—	—	—	(154,260)
Effects of Reorganization Transactions and Initial Public Offering
Reorganization Transactions:
Conversion of RMCO, LLC Class B common units for Common Units	—	—	155,823	(155,823)	—	—	—	—	—	—	—	—	—	—
Conversion of RMCO, LLC redeemable Class A preferred units for Preferred Units and Common Units	(132,350)	49,850	—	82,500	—	—	—	—	—	—	—	—	—	82,500
Initial Public Offering Transactions:
Issuance of Class A common stock, net of underwriters discount and expenses	—	—	—	(5,972)	—	11,500,000	1	—	—	235,921	—	—	—	229,950
Issuance of Class B common stock	—	—	—	—	—	—	—	1	—	—	—	—	—	—
Redemption of RMCO, LLC preferred units and Common Units	—	(49,850)	—	(147,768)	—	—	—	—	—	—	—	—	—	(147,768)
Initial allocation of non-controlling interest and accumulated other comprehensive income of RMCO, LLC effective on the initial public offering	—	—	—	227,063	(1,563)	—	—	—	—	—	—	1,563	(227,063)	—
Distributions paid and payable to non-controlling unitholders	—	—	—	—	—	—	—	—	—	—	—	—	(2,832)	(2,832)
Equity effect of establishment of payable pursuant to tax receivable agreements	—	—	—	—	—	—	—	—	—	(68,840)	—	—	—	(68,840)
Equity effect of step-up in tax basis	—	—	—	—	—	—	—	—	—	69,711	—	—	—	69,711
Equity-based compensation awards issued	—	—	—	—	—	107,971	—	—	—	2,294	—	—	—	2,294
Net income subsequent to October 6, 2013	—	—	—	—	—	—	—	—	—	—	1,506	—	3,470	4,976
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(192)	—	(192)

	RMCO, LLC					RE/MAX Holdings, Inc.
						Class A		Class B
						common stock		common stock
	Redeemable Class A preferred units	Preferred units	Class B common units	Common Units	Accumulated other comprehensive income	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interest	Total stockholders' equity/members' deficit
Balances, December 31, 2013	—	—	—	—	—	11,607,971	1	1	—	239,086	1,506	1,371	(226,425)	15,539
Net income	—	—	—	—	—	—	—	—	—	—	13,436	—	30,543	43,979
Distributions paid to non-controlling unitholders	—	—	—	—	—	—	—	—	—	—	—	—	(19,645)	(19,645)
Equity-based compensation	—	—	—	—	—	—	—	—	—	2,002	—	—	—	2,002
Dividends paid to Class A common stockholders	—	—	—	—	—	—	—	—	—	—	(2,901)	—	—	(2,901)
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(485)	—	(485)
Excess tax benefit realized on delivery of vested restricted stock units and exercise of stock options	—	—	—	—	—	—	—	—	—	736	—	—	—	736
Cancellation of vested restricted stock units to satisfy statutory tax withholding requirements	—	—	—	—	—	(30,519)	—	—	—	(1,781)	—	—	—	(1,781)
Issuance of Class A common stock, equity-based compensation plans	—	—	—	—	—	190,589	—	—	—	486	—	—	—	486
Adjustment to step-up in tax basis	—	—	—	—	—	—	—	—	—	917	—	—	—	917
Adjustment to payable pursuant to tax receivable agreements	—	—	—	—	—	—	—	—	—	436	—	—	—	436
Balances, December 31, 2014	$—	$—	$—	$—	$—	11,768,041	$1	1	$—	$241,882	$12,041	$886	$(215,527)	$39,283

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$43,979	$28,252	$33,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,316	15,166	12,090
Bad debt expense	630	604	611
(Gain) loss on sale or disposition of assets, net	(14)	373	1,704
Loss on early extinguishment of debt	178	1,798	136
Equity in earnings of investees	(600)	(904)	(1,244)
Distributions received from equity investees	549	1,162	861
Equity-based compensation	2,002	2,995	1,089
Non-cash interest expense	365	859	936
Deferred income tax expense	1,865	402	85
Changes in operating assets and liabilities:
Accounts and notes receivable, current portion	(1,466)	(585)	(1,041)
Advances from/to affiliates	(161)	57	252
Other current and noncurrent assets	100	(1,245)	(740)
Other current and noncurrent liabilities	858	1,574	2,238
Deferred revenue and deposits	1,094	(439)	958
Payment pursuant to Tax Receivable Agreement	(986)	—	—
Net cash provided by operating activities	63,709	50,069	51,259
Cash flows from investing activities:
Purchases of property, equipment and software	(2,026)	(1,108)	(1,610)
Proceeds from sale of property and equipment	5	18	32
Cost to sell assets	—	—	(106)
Capitalization of trademark costs	(122)	(232)	(206)
Acquisitions	—	(27,305)	(45,500)
Dispositions	100	—	—
Net cash used in investing activities	(2,043)	(28,627)	(47,390)
Cash flows from financing activities:
Proceeds from issuance of debt	—	230,000	45,000
Payments on debt	(16,816)	(234,658)	(8,386)
Debt issuance costs	—	(1,345)	(697)
Proceeds from issuance of Class A common stock in initial public offering	—	235,922	—
Payments of costs directly associated with issuance of Class A common stock	—	(5,972)	—
Purchase of Common Units from RMCO, LLC	—	(197,618)	—
Distributions to non-controlling unitholders	(22,197)	(27,614)	(9,603)
Dividends paid to Class A common stockholders	(2,901)	—	—
Payments on capital lease obligations	(204)	(266)	(361)
Excess tax benefit realized on delivery of vested restricted stock units and exercise of stock options	736	—	—
Cancellation of vested restricted stock units for required tax withholding	(1,781)	—	—
Proceeds from exercise of stock options	486	—	—
Net cash (used in) provided by financing activities	(42,677)	(1,551)	25,953
Effect of exchange rate changes on cash	(165)	(17)	68
Net increase in cash and cash equivalents	18,824	19,874	29,890
Cash and cash equivalents, beginning of year	88,375	68,501	38,611
Cash and cash equivalents, end of year	$107,199	$88,375	$68,501
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,880	$13,769	$10,688
Net cash paid for income taxes	8,521	2,310	2,008
Schedule of non-cash investing and financing activities:
Establishment of deferred tax assets	$917	$69,711	$—
Establishment of amounts payable under tax receivable agreements	436	68,840	—
Note receivable related to sale of assets of regional franchising operations	—	—	217
Capital leases for property and equipment	18	581	40
Tax distributions payable to non-controlling unitholders	—	2,552	—

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013 and was capitalized on July 8, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share. A portion of the proceeds received by RE/MAX Holdings from the IPO was used to acquire the net business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) in the Southwest and Central Atlantic regions of the United States (“U.S.”), respectively, which were subsequently contributed to RMCO, LLC and subsidiaries (“RMCO”), and the remaining proceeds were used to purchase common membership units in RMCO following the reorganization transactions described below. After the completion of the IPO, RE/MAX Holdings owned 39.56% of the common membership units in RMCO and as of December 31, 2014, RE/MAX Holdings owns 39.89% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  As a result, RE/MAX Holdings consolidates the financial position and results of operations of RMCO, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

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

Certain transactions and agreements associated with the IPO are set forth below:

Reorganization Transactions

In connection with the completion of the IPO, RMCO’s Third Amended and Restated Limited Liability Company Agreement (the “Old RMCO, LLC Agreement”), dated as of February 1, 2013 was amended and restated and RMCO’s Fourth Amended and Restated Limited Liability Company Agreement (the “New RMCO, LLC Agreement”) was executed. The New RMCO, LLC Agreement, among other things, modified RMCO’s capital structure as follows (collectively referred to hereinafter as the “Reorganization Transactions”):

●

RMCO’s existing Class A preferred membership interest was converted into (i) a new preferred membership interest that reflected RMCO’s preferred equity holder’s liquidation preference of $49,850,000 and (ii) a common interest in the form of new Common Units (“Common Units”) that reflected RMCO’s preferred equity holders’ pro-rata share of the residual equity value of RMCO on the IPO date. RMCO’s existing Class B common unitholders also exchanged their ownership interest in RMCO for Common Units on a one-for-one basis;

●

RMCO effectuated a 25 for 1 split of the then existing number of outstanding Common Units so that one Common Unit of RMCO could be acquired with the net proceeds received in the Company’s IPO from the sale of one share of RE/MAX Holdings’ Class A common stock, after the deduction of underwriting discounts and commissions and prior to the payment of estimated offering expenses;

●	RE/MAX Holdings became a member and the sole manager of RMCO following the purchase of Common Units of RMCO, as described below;
●

Previously outstanding and unexercised options to acquire Common Units of RMCO were split 25 for 1 and then substituted for 787,500 options to acquire shares of RE/MAX Holdings’ Class A common stock; and

●

RIHI, Inc. (“RIHI”) was granted the right to redeem each of its Common Units of RMCO for, at RE/MAX Holdings’ option, newly issued shares of RE/MAX Holdings’ Class A common stock on a one-for-one basis or for a cash payment equal to the market price of one share of RE/MAX Holdings’ Class A common stock.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

Initial Public Offering

The IPO closed on October 7, 2013, and RE/MAX Holdings raised a total of $253,000,000 in gross proceeds from the sale of 11,500,000 shares of Class A common stock at $22.00 per share, or $235,922,500 in net proceeds after deducting $17,077,500 of underwriting discounts and commissions.

RE/MAX Holdings used $27,305,000 of the proceeds from the IPO to reacquire regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails, as discussed in Note 5, Acquisitions and Dispositions.

RE/MAX Holdings then used the remaining $208,617,500 of the proceeds received from the IPO to purchase 10,169,023 Common Units of RMCO. Of the $208,617,500 of proceeds received by RMCO from RE/MAX Holdings, $11,000,000 was reserved by RMCO to pay for expenses incurred related to the IPO transaction, including $5,972,000 directly related to the issuance of stock. RMCO used the remaining $197,617,500 of proceeds to pay a $49,850,000 liquidity preference associated with the preferred membership interest in RMCO held by Weston Presidio V, L.P. (“Weston Presidio”) and then to redeem common units of RMCO from Weston Presidio and RIHI at a price per Common Unit equal to the public offering price per share of RE/MAX Holdings’ Class A common stock, less underwriting discounts.

Tax Receivable Agreements

RE/MAX Holdings entered into separate tax receivable agreements (“TRAs”) with Weston Presidio and RIHI (collectively, the “Historical Owners”), that provide for the payment by RE/MAX Holdings to the Historical Owners of RMCO of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RE/MAX Holdings actually realizes, or in some circumstances is deemed to realize, as a result of an increase in its share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the TRAs, and deductions attributable to imputed and actual interest that accrues in respect of such payments. These tax benefit payments are not necessarily conditioned upon one or more of the Historical Owners maintaining a continued ownership interest in either RMCO or RE/MAX Holdings. RE/MAX Holdings expects to benefit from the remaining 15% of cash savings, if any, that it may actually realize, which has been reflected as an increase in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit. The provisions of the separate TRAs that RE/MAX Holdings entered into with each of its Historical Owners were substantially identical.

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

Basis of Presentation

The accompanying consolidated financial statements and notes thereto included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. As RE/MAX Holdings and RMCO were under the common control of RIHI at the time of the Reorganization Transactions, the transfer of control to RE/MAX Holdings was accounted for as a transaction among entities under common control, which resulted in the following impacts to the consolidated financial statements:

•	Balance Sheets—The assets, liabilities and equity of RMCO and RE/MAX Holdings are consolidated and presented at their historical carrying values;
•	Statements of Income—The Consolidated Statements of Income include the historical Consolidated Statements of Income of RMCO consolidated with the Statements of Income of RE/MAX Holdings;

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

•

Statements of Comprehensive Income—The Consolidated Statements of Comprehensive Income include the historical Consolidated Statements of Comprehensive Income of RMCO consolidated with the Statements of Comprehensive Income of RE/MAX Holdings;

•

Statements of Redeemable Preferred Units and Stockholders' Equity/Members’ Deficit—Prior to the Reorganization Transactions and IPO, RMCO and its subsidiaries were organized as a group of Limited Liabilities Companies. The Historical Owners’ ownership interest in RMCO is reflected as redeemable preferred units and members’ deficit prior to the IPO.  As a result of the Reorganization Transactions and IPO, RIHI retained a portion of its interest in RMCO directly through the ownership of RMCO Common Units and these interests are included within non-controlling interest subsequent to the IPO; and

•	Statements of Cash Flows—The Statements of Cash Flows include the historical Consolidated Statements of Cash Flows of RMCO consolidated with the Statements of Cash Flows of RE/MAX Holdings.

The aforementioned consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Principles of Consolidation

As described in Note 1, Business and Organization, RE/MAX Holdings holds an approximate 40% economic interest in RMCO, but as its managing member consolidates RMCO and records a non-controlling interest in the accompanying Consolidated Balance Sheets and records net income attributable to the non-controlling interest and comprehensive income attributable to the non-controlling interest in the accompanying Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas in which management uses assumptions include, among other things, the establishment of the allowance for doubtful trade accounts and notes receivable, the determination of the estimated lives of intangible assets, the estimates for amounts accrued for litigation matters, equity-based compensation, the estimates of the fair value of reporting units used in the annual assessment of goodwill, the fair value of assets acquired and the amounts due to Historical Owners pursuant to the terms of the TRAs discussed in more detail in Note 3, Non-controlling Interest. Actual results could differ from those estimates.

Reclassifications

Certain items in the accompanying consolidated financial statements as of December 31, 2013 have been reclassified to conform to the 2014 presentation.

Segment Reporting

The Company reports its operations in two reportable segments: (1) Real Estate Franchise Services and (2) Brokerages. The Company’s Real Estate Franchise Services reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name as well as corporate-wide professional services expenses. The Company’s Brokerages reportable segment includes the operations of the Company’s owned brokerage offices, the results of operations of a mortgage brokerage company in which the Company owns a non-controlling interest and reflects the elimination of intersegment revenue and other consolidation entries. The Company’s reportable segments represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by management of the Company to assess performance and to allocate resources. See Note 18, Segment Information, for a description of changes to the Company’s segment structure that occurred during 2014.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

Revenue Recognition

The Company generates revenue from continuing franchise fees, annual dues, broker fees, franchise sales and other franchise revenue and brokerage revenue. Revenue is recognized when there is persuasive evidence of an arrangement, the service has been rendered, the price is fixed or determinable and collection of the fees is reasonably assured.

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

Annual Dues

Annual dues revenue represents amounts assessed to agents for membership affiliation in the RE/MAX network. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the 12-month period to which it relates. As of December 31, 2014 and 2013, the Company had deferred annual dues revenue totaling approximately $12,912,000 and $12,344,000, respectively.

The activity in the Company’s annual dues deferred revenue consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized	Balance at end of period
Year ended December 31, 2014	$12,344	$31,294	$(30,726)	$12,912
Year ended December 31, 2013	11,599	30,269	(29,524)	12,344
Year ended December 31, 2012	11,874	28,634	(28,909)	11,599

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

Upon the sale of a real estate brokerage franchise, the Company recognizes revenue from franchise sales when it has no significant continuing operational obligations, substantially all of the initial services have been performed by the Company and other conditions affecting consummation of the sale have been met. In the event the franchisee fails to perform under the franchise agreement or defaults on the purchase obligations, the Company has the right to reacquire the franchise and to resell or operate that specific franchise. Franchise sales revenue recognized during the years ended December 31, 2014, 2013, and 2012 was $8,965,000, $9,014,000 and $9,392,000, respectively. Other franchise revenue is recognized when all revenue recognition criteria are met.

Brokerage Revenue

Brokerage revenue principally represents fees assessed by the Company-owned brokerages for services provided to their affiliated real estate agents. The Company recognizes brokerage revenue when all revenue recognition criteria are met. Because the independent contractors in the Company-owned brokerage offices operate as agents in a real estate transaction, their commissions earned and the related commission expenses incurred by the Company-owned brokerages are recorded on a net basis.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Escrow Cash—Restricted and Escrow Liabilities

Escrow cash—restricted and escrow liabilities on the accompanying Consolidated Balance Sheets reflect cash deposits received and held in escrow on pending sales of real estate properties prior to closing.

Accounts and Notes Receivable

Trade accounts receivable from the Company’s franchise operations are recorded at the time the Company is entitled to bill under the terms of the franchise agreements and other contractual arrangements and do not bear interest. The Company provides limited financing of certain franchise sales through the issuance of notes receivable that either bear interest at a rate of prime plus 2% or at a stated amount, which is fixed at the inception of the note with the associated earnings recorded in “Interest income” in the accompanying Consolidated Statements of Income. Amounts collected on notes receivable are included in “Net cash provided by operating activities” in the accompanying Consolidated Statements of Cash Flows.

In circumstances where the Company has the contractual right to bill its franchisees, but where collectability is not sufficiently assured, the Company records a receivable and deferred revenue, which amounted to $917,000 and $1,292,000 as of December 31, 2014 and 2013, respectively.

The Company records allowances against its accounts and notes receivable balances for estimated probable losses. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables for which revenue has been recognized and are included as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. The allowance for doubtful accounts and notes receivable are the Company’s best estimate of the amount of probable credit losses, and is based on historical experience, industry and general economic conditions, and the attributes of specific accounts. The Company’s reserve for accounts and notes receivable where collectability is remote is related to accounts and notes receivable for which revenue has not been recognized and is increased, with a corresponding reduction to deferred revenue, after the Company has determined that the potential for recovery is considered remote. Subsequently, if amounts contractually due from such accounts are collected, revenue is recognized on a cash basis. During the years ended December 31, 2014, 2013 and 2012, the Company recognized revenue of $484,000, $596,000 and $628,000, respectively upon the receipt of cash payments related to amounts that were contractually billed but for which collectability was either not sufficiently assured or considered remote.

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

	Balance at beginning of period	Additions/charges to cost and expense for allowances for doubtful accounts	Adjustments (to)/from deferred revenue, net, for accounts where collectability is remote	Deductions/write-offs	Balance at end of period
Year ended December 31, 2014	$4,122	$630	$228	$(485)	$4,495
Year ended December 31, 2013	3,913	604	(160)	(235)	4,122
Year ended December 31, 2012	4,853	611	170	(1,721)	3,913

For the years ended December 31, 2014, 2013 and 2012, bad debt expense related to trade accounts and notes receivable was $630,000, $604,000 and $611,000, respectively, and is reflected in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

Foreign Operations and Foreign Currency Translation

As of December 31, 2014, the Company, directly and through its franchisees, conducted operations in the U.S., Canada and 95 other countries. During 2012, the Company sold substantially all of the assets of its previously owned and operated regional franchising operations located in Eastern Australia and New Zealand. On December 31, 2014, the Company sold substantially all of the assets of its owned and operated regional franchising operations located in the Caribbean and Central America as described in Note 5, Acquisitions and Dispositions. As a result, as of December 31, 2014, the only consolidated foreign subsidiary where the Company directly conducted franchise operations was in Western Canada.

The functional currency for the Company’s domestic operations is the U.S. dollar and its consolidated foreign subsidiaries is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of income and cash flows are translated at the average exchange rates in effect during the applicable period. Exchange rate fluctuations on translating consolidated foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a component of “Accumulated other comprehensive income,” a separate component of stockholders’ equity/member’s deficit, and periodic changes are included in comprehensive income. When the Company sells a part or all of its investment in a foreign entity resulting in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, it releases any related cumulative translation adjustment into net income.

Foreign currency denominated monetary assets and liabilities and transactions occurring in currencies other than the Company’s or the Company’s consolidated foreign subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the accompanying Consolidated Balance Sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in the accompanying Consolidated Statements of Income as “Foreign currency transaction (losses) gains.”

Property and Equipment

Property and equipment, including leasehold improvements, are initially recorded at cost. Depreciation is provided for on a straight-line method over the estimated useful lives of each asset class and commences when the property is placed in service. Amortization of leasehold improvements is provided for on a straight-line method over the estimated benefit period of the related assets or the lease term, if shorter.

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

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated from such asset. Any excess of the carrying amount of an asset that exceeded its estimated cash flows would be charged to operations as an impairment loss. For each of the years ended December 31, 2014, 2013 and 2012, there were no impairments indicated for such assets.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

During 2014, the Company performed the qualitative impairment assessment for all of its reporting units by evaluating, among other things, market and general economic conditions, entity-specific events, events affecting a reporting unit and the Company’s results of operations and key performance measures. The results of the qualitative assessment determined it is not more likely than not that the carrying values of any of the Company’s reporting units exceed their respective fair values. As the fair values of the Company’s reporting units significantly exceed their respective carrying values, the Company did not perform the quantitative test. During 2013 and 2012, the Company performed its annual assessment of goodwill utilizing the quantitative impairment test and the fair value of the Company’s reporting units significantly exceeded the carrying value. Thus, no indicators of impairment existed during the years ended December 31, 2014, 2013 or 2012.

Investments in Equity-Method Investees

The investments in entities in which the Company does not have a controlling interest (financial or operating), but where it has the ability to exercise significant influence over operating and financial policies are accounted for using equity-method investment accounting.

The primary equity-method investment of the Company is a 50% interest in a residential mortgage operation and is recorded as “Investments in equity method investees” in the accompanying Consolidated Balance Sheets. As the Company exerts significant influence over this investment, but does not control it, the Company records its share of earnings and distributions from this investment using the equity method of accounting. The excess of cost of the investment over the Company’s share of the investee’s net assets at the acquisition date is considered to be goodwill. The Company would recognize an impairment loss when there is a loss in value in the equity-method investment, which is other than temporary. The Company’s investment in equity method investees and related equity in earnings of investees is entirely attributable to the Brokerages reportable segment.

Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

The carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, escrow cash – restricted, accounts receivable and notes receivable, accounts payable and escrow liabilities approximate fair value due to their short maturities. The estimated fair value of the Company’s debt represents the amounts that would be paid to transfer or redeem the debt in an orderly transaction between market participants and maximizes the use of observable inputs. For disclosures related to the fair value measurement of the Company’s debt, see Note 9, Debt. No non-recurring fair value adjustments were recorded during the years ended December 31, 2014 and 2013, except those associated with acquisitions, as disclosed in Note 5, Acquisitions and Dispositions.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As a result of RE/MAX Holdings’ acquisition of Common Units from RMCO, RE/MAX Holdings expects to benefit from amortization and other tax deductions reflecting the step-up in tax basis in the acquired assets. Those deductions will be used by RE/MAX Holdings and will be taken into account in determining RE/MAX Holdings’ taxable income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s Consolidated Statements of Income. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

RMCO complies with the requirements of the Internal Revenue Code that are applicable to limited liability companies that have elected to be treated as partnerships, which allow for the complete pass-through of taxable income or losses to RMCO’s unitholders, who are individually responsible for any federal tax consequences. Therefore, no federal tax provision was recorded in RMCO’s consolidated financial statements in the periods prior to October 7, 2013. Subsequently, the tax provision includes the federal income tax obligation related to RE/MAX Holdings’ allocated portion of RMCO’s income. RMCO is subject to certain state and local taxes, and its global subsidiaries are subject to tax in certain jurisdictions.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Equity-Based Compensation

The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. All equity-based compensation is required to be measured at fair value, is expensed over the requisite service period and requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Refer to Note 12, Equity-Based Compensation for additional discussion regarding details of the Company’s equity-based compensation plans.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

In March 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification Topic 830-30 to release any related cumulative translation adjustment into net earnings. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and subsequent to the IPO, began to operate and control all of the business affairs of RMCO. As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013 and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented. RE/MAX Holdings owns a 39.89% and 39.56% minority economic interest in RMCO as of December 31, 2014 and 2013, respectively, and records a non-controlling interest for the remaining 60.11% and 60.44% economic interest in RMCO held by RIHI as of December 31, 2014 and 2013, respectively. RE/MAX Holdings’ minority economic interest in RMCO increased due to the increase in common units from the issuance of shares of Class A common stock upon the exercise of 135,000 stock options and the vesting of 55,589 restricted stock units during 2014, offset by the cancellation of 30,519 common units in RMCO in May 2014, as discussed in Note 12, Equity-Based Compensation. RE/MAX Holdings’ only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between RE/MAX Holdings and RMCO. Net income attributable to the non-controlling interest in the accompanying Consolidated Statements of Income represents the portion of earnings attributable to the economic interest in RMCO held by the non-controlling unitholders. As of October 7, 2013, the non-controlling interest in the accompanying Consolidated Balance Sheets represented the carryover basis of RIHI’s capital account in RMCO. Prospectively, the non-controlling interest has been adjusted to reflect tax and other cash distributions made to, and the income allocated to, the non-controlling unitholders. The ownership of the common units in RMCO is summarized as follows:

	As of December 31,
	2014		2013
	Shares	Ownership %	Shares	Ownership %
Non-controlling unitholders ownership of common units in RMCO	17,734,600	60.11%	17,734,600	60.44%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	11,768,041	39.89%	11,607,971	39.56%
	29,502,641	100.00%	29,342,571	100.00%

The aforementioned ownership percentages are used to calculate the net income attributable to RE/MAX Holdings. A reconciliation from “Income before provision for income taxes” to “Net income attributable to RE/MAX Holdings, Inc.” for the periods indicated is detailed as follows (in thousands, except percentages):

	Year Ended December 31, 2014	Period from October 7 through December 31, 2013
Income before provision for income taxes	$53,927	$6,048
Weighted average ownership percentage of controlling interest	39.57%	39.56%
Income before provision for income taxes attributable to RE/MAX Holdings, Inc.	21,339	2,393
Provision for income taxes attributable to RE/MAX Holdings, Inc.	(7,903)	(887)
Net income attributable to RE/MAX Holdings, Inc.	$13,436	$1,506

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

A reconciliation of the “Provision for income taxes” for the periods indicated is detailed as follows (in thousands):

	Year Ended December 31, 2014	Period from October 7 through December 31, 2013
Provision for income taxes attributable to RE/MAX Holdings, Inc. (a)	$(7,903)	$(887)
Provision for income taxes attributable to entities other than RE/MAX Holdings, Inc. (b)	(2,045)	(184)
Provision for income taxes	$(9,948)	$(1,071)
(a)

The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes as well as RE/MAX Holdings’ approximate 40% share of the taxes imposed directly on RE/MAX, LLC, a wholly-owned subsidiary of RMCO, related to tax liabilities in certain foreign jurisdictions of approximately $1,339,000 for the year ended December 31, 2014 and $120,000 for the period from October 7, 2013 through December 31, 2013.

(b)

The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal or state and local income taxes, as these taxes are primarily the obligations of the members of RMCO. As authorized by the New RMCO, LLC Agreement, RMCO is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to their allocable share of RMCO earnings. RMCO makes such tax distributions to its members based off an estimated tax rate which is calculated at 46.2% for RMCO’s 2014 tax year and is based on the terms of the New RMCO, LLC Agreement. Upon completion of its tax returns with respect to the prior year, RMCO may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. Distributions for taxes paid to or on behalf of non-controlling unitholders under the New RMCO, LLC Agreement were $17,765,000 during the year ended December 31, 2014, and are recorded in “Non-controlling interest” in the accompanying Consolidated Balance Sheets and Consolidated Statement of Redeemable Preferred Units and Stockholders’ Equity/Members’ Equity. For the years ended December 31, 2013 and 2012, distributions for taxes to RMCO’s non-controlling unitholders were also required, but calculated differently, in accordance with the Old RMCO, LLC Agreement. Distributions for taxes paid to non-controlling unitholders under the Old RMCO, LLC Agreement during the years ended December 2013 and 2012 were $19,614,000 and $3,479,500, respectively.

Other Distributions

Cash distributions are also made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the New RMCO, LLC Agreement.  Future cash distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the holders of the Company’s Class A common stock. The Company made distributions of $4,432,000 to non-controlling unitholders during the year ended December 31, 2014, which are recorded in “Non-controlling interest” in the accompanying Consolidated Balance Sheets and Consolidated Statement of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit. On March 11, 2015, the Company declared a distribution to non-controlling unitholders of $28,819,000, which is payable on April 8, 2015. Cash distributions were also required to be made to non-controlling unitholders in accordance with the Old RMCO, LLC Agreement in an amount equal to the lesser of (1) the amount of excess cash flow payment required to be paid as a mandatory prepayment pursuant to the Company’s previous senior secured credit facility and (2) $8,000,000. Other distributions paid to non-controlling unitholders during the years ended December 31, 2013 and 2012 were $8,000,000 and $6,123,500, respectively.

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2014, the Company has reflected a liability of $67,418,000, representing the payments due to the Historical Owners under the TRAs (see current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Consolidated Balance Sheets).

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

During the year ended December 31, 2014, the Company paid $986,000 to the Historical Owners pursuant to the TRAs. As of December 31, 2014, the Company estimates that amounts payable pursuant to the TRAs within the next 12 month period will be approximately $3,914,000. To determine the current amount of the payments due to the Historical Owners, the Company estimated the amount of taxable income that RE/MAX Holdings generated during 2014 and the amount of the specified deductions subject to the TRA which are expected to be realized by RE/MAX Holdings in its 2014 tax return. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within twelve months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs.

Payments are anticipated to be made under the TRAs indefinitely. The payments are to be made in accordance with the terms of the TRAs. The timing of the payments is subject to certain contingencies including RE/MAX Holdings having sufficient taxable income to utilize all of the tax benefits defined in the TRAs. If the Company elects to terminate the TRAs early, the Company would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRAs, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits.

Obligations pursuant to the TRAs are obligations of RE/MAX Holdings. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. In general, items of income, gain, loss and deduction are allocated on the basis of members’ ownership interests pursuant to the New RMCO, LLC Agreement after taking into consideration all relevant sections of the Internal Revenue Code.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended December 31, 2014	Period from October 7 through December 31, 2013
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$13,436	$1,506
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	11,611,164	11,607,971
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	11,611,164	11,607,971
Add dilutive effect of the following:
Stock options	578,888	597,895
Restricted stock units	51,925	29,039
Weighted average shares of Class A common stock outstanding, diluted	12,241,977	12,234,905
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$1.16	$0.13
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$1.10	$0.12

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

EPS information is not applicable for reporting periods prior to the completion of the IPO which became effective on October 7, 2013. The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Dividends

Dividends declared and paid to holders of the Company’s Class A common stock during the year ended December 31, 2014 were $2,901,000. Dividends declared and paid quarterly per share on all outstanding shares of Class A common stock by the Company’s Board of Directors during year ended December 31, 2014 were as follows:

	Per share	Date paid
Dividend declared during quarter ended:
March 31, 2014	$0.0625	April 18, 2014
June 30, 2014	0.0625	June 5, 2014
September 30, 2014	0.0625	September 3, 2014
December 31, 2014	0.0625	December 4, 2014
	$0.25

No dividends were declared or paid during the years ended December 31, 2013 and 2012. On March 11, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on all outstanding shares of Class A common stock, which is payable on April 8, 2015 to stockholders of record at the close of business on March 25, 2015, and a special dividend of $1.50 per share on all outstanding shares of Class A common stock, which is payable on April 8, 2015 to stockholders of record at the close of business on March 23, 2015.

5. Acquisitions and Dispositions

Acquisitions

Acquisition of HBN and Tails

In connection with the IPO effective October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of HBN and Tails for consideration paid of $7,130,000 and $20,175,000, respectively and contributed the assets to RMCO in order to expand RMCO’s owned and operated regional franchising operations in the Southwest and Central Atlantic regions of the U.S. Prior to the acquisitions, HBN and Tails were owned in part by related parties, but were not under common control with RE/MAX Holdings and RMCO. As a result, the assets acquired constitute businesses that were accounted for using the fair value acquisition method, and the total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the total purchase price over the fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized for HBN and Tails is attributable to expected synergies and projected long term revenue growth and relates entirely to the Real Estate Franchise Services reportable segment.

Purchase Price Allocation

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	HBN	Tails	Total
Accounts and notes receivable, net	$354	$2,080	$2,434
Other current assets	17	12	29
Franchise agreements	6,515	16,493	23,008
Goodwill	321	1,711	2,032
Other assets	15	—	15
Accrued liabilities	(92)	(121)	(213)
Total purchase price	$7,130	$20,175	$27,305

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

The valuation of acquired regional franchise agreements was derived using primarily unobservable Level 3 inputs, which require significant management judgment and estimation. The regional franchise agreements acquired were valued using an income approach and are being amortized over the remaining contractual term of approximately 14 years using the straight-line method. For the remaining assets acquired, fair value approximated carrying value.

Acquisition of RE/MAX of Texas

Effective December 31, 2012, RMCO acquired certain assets of RE/MAX/KEMCO Partnership L.P. d/b/a RE/MAX of Texas (“RE/MAX of Texas”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of Texas. RMCO acquired these assets in order to expand its owned and operated regional franchising operations. The purchase price was $45,500,000 and was paid in cash using proceeds from borrowings. The assets acquired constitute a business that was accounted for using the fair value acquisition method. The total purchase price was allocated to the assets acquired based on their estimated fair values. The excess of the total purchase price over the fair value of the identifiable assets acquired was recorded as goodwill. The goodwill recognized for RE/MAX of Texas is attributable to expected synergies and projected long-term revenue growth and relates entirely to the Real Estate Franchise Services reportable segment.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of HBN, Tails and RE/MAX of Texas had occurred on January 1, 2012. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisition, (2) factually supportable and (3) expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued to fund the acquisition of RE/MAX of Texas as well as additional amortization expense associated with the valuation of the acquired franchise agreement. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2013	2012
	(unaudited)
	(in thousands)
Total revenue	$165,113	$158,995
Net income	30,486	33,454

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

Dispositions

Disposition of RE/MAX Caribbean Islands, Inc.

On December 31, 2014, the Company sold substantially all of the assets of its owned and operated regional franchising operations located in the Caribbean and Central America for a net purchase price of approximately $100,000 and recognized a gain on the sale of the assets of approximately $12,000 which is reflected in “(Gain) loss on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income. In connection with the sale of the assets, the Company entered into separate regional franchise agreements effective January 1, 2015 with a term of 20 years with the purchasers, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

Disposition of RE/MAX Australia Franchising Pty Ltd. and RE/MAX New Zealand Ltd.

During 2012, the Company sold substantially all of the assets of its owned and operated regional franchising operations located in Eastern Australia and New Zealand for a net purchase price of approximately $217,000. The Company recognized losses on the sale of the assets of the two regions amounting to approximately $1,111,000 and $612,000, respectively, which are reflected in “Loss on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income for the year ended December 31, 2012. The losses recorded include approximately $1,149,000 related to goodwill derecognized upon the sale of the related assets. In connection with the sale of the assets, the Company entered into separate regional franchise agreements with the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue. The term of each of the regional franchise agreements is 20 years with an option by the Company to renew for an additional 20-year term.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable life	2014	2013
Leasehold improvements	Shorter of estimated useful life or life of lease	$2,988	$2,559
Office furniture, fixtures and equipment	3 - 10 years	18,024	17,749
Equipment under capital leases	3 - 5 years	1,642	1,675
		22,654	21,983
Less accumulated depreciation		(19,993)	(19,400)
		$2,661	$2,583

Depreciation expense was $1,110,000, $2,181,000 and $2,319,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands):

		December 31, 2014			December 31, 2013
	Initial Weighted Average Amortization Period (in years)	Initial Cost	Accumulated Amortization	Net Balance	Initial Cost	Accumulated Amortization	Net Balance
Franchise agreements	12.0	$162,835	$(87,330)	$75,505	$162,835	$(73,764)	$89,071
Other intangible assets:
Software	4.3	$8,356	$(7,126)	$1,230	$7,463	$(6,633)	$830
Trademarks	14.7	2,919	(1,424)	1,495	2,935	(1,279)	1,656
Total other intangible assets	7.0	$11,275	$(8,550)	$2,725	$10,398	$(7,912)	$2,486

Amortization expense was $14,206,000, $12,985,000 and $9,771,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2014, the estimated future amortization of intangible assets, other than goodwill, is as follows (in thousands):

Year ending December 31:
2015	$14,091
2016	13,970
2017	10,055
2018	6,439
2019	6,429
Thereafter	27,246
$78,230

Amounts recorded as goodwill in the accompanying Consolidated Balance Sheets are attributable to the Real Estate Franchise Services reportable segment. The following table presents changes to goodwill for the years ended December 31, 2014 and 2013 (in thousands):

Balance, January 1, 2013	$71,039
Goodwill recognized in acquisitions	2,032
Effect of changes in foreign currency exchange rates	(290)
Balance, December 31, 2013	72,781
Effect of changes in foreign currency exchange rates	(318)
Balance, December 31, 2014	$72,463

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2014	2013
Accrued payroll and related employee costs (a)	$4,519	$4,757
Accrued property taxes	1,622	1,176
Accrued professional fees	947	1,116
Lease-related accruals	773	853
Other	1,519	1,442
	$9,380	$9,344

(a)

Accrued payroll and related employee costs include $420,000 of accrued severance and outplacement services expenses related to the restructuring plan designed to improve operating efficiencies at the Company’s headquarters and $500,000 of accrued severance and benefits expenses related to the retirement of the Company’s former Chief Executive Officer on December 31, 2014, as discussed in Note 13, Leadership Changes and Restructuring Activities.

9. Debt

Debt consists of the following (in thousands):

	As of December 31,
	2014	2013
2013 Senior Secured Credit Facility, principal of $538 payable quarterly, matures in July 2020, net of unamortized discount of $360 and $446 as of December 31, 2014 and 2013, respectively	$211,673	$228,404
Less current portion	(9,460)	(17,300)
	$202,213	$211,104

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

Maturities of debt are as follows as of December 31, 2014 (in thousands):

Year ending December 31:
2015	$9,460
2016	2,152
2017	2,152
2018	2,152
2019	2,152
Thereafter	193,965
$212,033

Senior Secured Credit Facility

On April 16, 2010, the Company entered into a credit agreement with several lenders and administered by a bank, collectively referred to herein as the “2010 Senior Secured Credit Facility.” The 2010 Senior Secured Credit Facility consisted of a $215,000,000 term loan facility and a $10,000,000 revolving loan facility. On December 31, 2012, the 2010 Senior Secured Credit Facility was amended, providing for an additional term loan in an aggregate principal amount equal to $45,000,000. The proceeds were used to fund the acquisition of certain assets of RE/MAX of Texas. See Note 5, Acquisitions and Dispositions, for additional disclosures regarding this acquisition.

On July 31, 2013, the Company entered into a new credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.” In connection therewith, proceeds received were used to re-pay existing indebtedness pursuant to the 2010 Senior Secured Credit Facility. The 2013 Senior Secured Credit Facility consists of a $230,000,000 term loan facility and a $10,000,000 revolving loan facility. The proceeds provided by the term loan facility were used to refinance and repay existing indebtedness and for working capital, capital expenditures and general corporate purposes. Interest rates with respect to the term loan facility and revolving loan facility are based, at the Company’s option, on (a) adjusted London Interbank Offered Rate (“LIBOR”), provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3% or (b) Alternative Base Rate (“ABR”), provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate plus 1%, plus a maximum applicable margin of 2%. The applicable margin is subject to quarterly adjustments beginning in the first quarter of 2014 based on the Company’s total leverage ratio as defined in the 2013 Senior Secured Credit Facility. The 2010 Senior Secured Credit Facility was, and the 2013 Senior Secured Credit Facility is structured as a loan syndication, whereby several lenders individually loaned specific amounts to the Company and the Company is obligated to repay each individual lender. Therefore, the Company evaluated if the terms of amounts owed to each lender under the 2010 Senior Secured Credit Facility were substantially different than the amounts owed to each lender under the 2013 Senior Secured Credit Facility. For amounts owed to lenders with terms that were substantially different than the 2013 Senior Secured Credit Facility or for lenders that did not participate in the 2013 Senior Secured Credit Facility, the Company accounted for the repayment transaction as early extinguishments of debt and recorded a loss of $1,664,000 during the year ended December 31, 2013 related to unamortized debt discount and issuance costs. For amounts owed to lenders with terms that were not substantially different, the Company accounted for the repayment transaction as a modification. In connection with the 2013 Senior Secured Credit Facility, the Company incurred costs of $3,327,000, of which $1,345,000 was recorded in “Debt issuance costs, net” in the accompanying Consolidated Balance Sheets and are being amortized to interest expense over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $1,982,000 was expensed as incurred.

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made an excess cash flow prepayment of $14,627,000 during the year ended December 31, 2014. As of December 31, 2014, the Company expects to make an estimated mandatory principal excess cash flow prepayment of $7,308,000 pursuant to the terms of the 2013 Senior Secured Credit Facility within the next 12 month period. Mandatory principal payments of $538,000 are due quarterly until the facility matures on July 31, 2020 and will be reduced pro rata by the amount of any excess cash flow principal payments made. During the year ended December 31, 2013 and 2012, the Company made mandatory principal excess cash flow prepayments of $8,000,000 and $6,123,500, respectively, in accordance with the terms of the 2010 Senior Secured Credit Facility. The Company accounted for the mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss during the years ended December 31, 2014, 2013 and 2012 of $178,000, $134,000 and $136,000, respectively, related to unamortized debt discount and issuance costs. The Company may make optional prepayments on the term loan facility at any time; however, no such optional prepayments were made during the years ended December 31, 2014 or 2013.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

The estimated fair value of the Company’s debt as of December 31, 2014 and 2013 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at that date and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of its 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the 2013 Senior Secured Credit Facility are included in the accompanying Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The carrying value of the 2013 Senior Secured Credit Facility was $211,673,000 and $228,404,000 as of December 31, 2014 and 2013, respectively. The fair value of the 2013 Senior Secured Credit Facility was $208,853,000 and $229,422,000 as of December 31, 2014 and 2013, respectively.

The 2013 Senior Secured Credit Facility requires compliance with certain operational and financial covenants to the extent the Company has an outstanding balance on its revolving loan facility at the end of each quarter. The Company did not have an outstanding balance on the revolving loan facility as of December 31, 2014 and as such, no covenants were in effect.

The Company had no borrowings drawn on the revolving loan facility during the years ended December 31, 2014 and 2013. The Company pays a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

Subsequent Events

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both LIBOR and ABR loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts the Company may distribute in the form of dividends to its non-controlling unitholders and stockholders of its Class A common stock.

10. Income Taxes

Income before the provision for income taxes as shown in the accompanying Consolidated Statements of Income is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$40,103	$23,729	$29,964
Foreign	13,824	7,367	5,498
Total	$53,927	$31,096	$35,462

Components of the provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current
Federal	$4,304	$348	$—
Foreign	3,383	2,068	2,053
State and local	396	26	—
Total current expense	8,083	2,442	2,053
Deferred expense
Federal	1,741	366	—
Foreign	(5)	9	85
State and local	129	27	—
Total deferred expense	1,865	402	85
Provision for income tax expense	$9,948	$2,844	$2,138

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

Prior to October 7, 2013, the Company had not been subject to U.S. federal income taxes as RMCO is organized as a limited liability company; however, RMCO was, and continues to be, subject to certain other foreign, state and local taxes. As a result of the Reorganization Transactions and IPO, the portion of RMCO’s income attributable to RE/MAX Holdings is now subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. The provision for income taxes is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings. The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes and RE/MAX Holdings’ approximate 40% share of taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions. The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC that are allocated to the non-controlling interest.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. statutory tax rate	35.0%	34.0%	34.0%
Increase due to state and local taxes, net of federal benefit	2.6%	2.6%	2.5%
Effect of permanent differences	0.6%	1.2%	0.0%
Income attributable to non-controlling interests	-19.8%	-28.7%	-30.5%
Effective tax rate	18.4%	9.1%	6.0%

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

Net income taxes receivable (payable) were $576,000 and ($448,000) at December 31, 2014 and 2013, respectively.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets.

These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2014	2013
Current deferred tax assets
Compensation and benefits	$372	$557
Allowance for doubtful accounts	489	456
Deferred revenue	171	239
Other	338	151
Total current deferred tax assets*	1,370	1,403
Long-term deferred tax assets
Goodwill, other intangibles and other assets and liabilities	59,124	66,494
Rent liabilities	1,337	1,301
Imputed interest deduction pursuant to tax receivable agreements	6,356	—
Other	636	516
Total long-term deferred tax assets	67,453	68,311
Long-term deferred tax liabilities
Property and equipment and other long-lived assets	(367)	(377)
Investments in equity method investees	(373)	(338)
Total long-term deferred tax liabilities	(740)	(715)
Net long-term deferred tax assets	66,713	67,596
Total deferred tax assets and liabilities	$68,083	$68,999

*	Current deferred tax assets are included in “Other current assets” in the accompanying Consolidated Balance Sheets.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

In the fourth quarter of 2014, the Company corrected immaterial errors in its income tax accounts related to the increase in tax basis of certain intangible and tangible net assets resulting from RE/MAX Holdings’ initial investment in RMCO on October 7, 2013. As a result of these adjustments and other matters related to the application of detailed provisions of the TRAs, the Company recorded a net increase to its net deferred tax asset of $917,000 and an increase in the “Payable pursuant to tax receivable agreements, net of current portion” of $436,000 in the accompanying Consolidated Balance Sheets with a corresponding adjustment to “Additional paid-in capital” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit.

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

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the years ended December 31, 2014, 2013 and 2012. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the “Provision for income taxes” in the accompanying Consolidated Statements of Income.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. RE/MAX Holdings will file its 2014 income tax return by September 15, 2015. RE/MAX Holdings filed its initial income tax return for the period from October 7, 2013 through December 31, 2013 on September 12, 2014. RMCO is not subject to federal income taxes as it is a flow-through entity. With respect to state and local jurisdictions and countries outside of the U.S., the Company and its subsidiaries are typically subject to examination for three to four years after the income tax returns have been filed.

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

The voting rights of the Class B common stock will be reduced to one times the aggregate number of RMCO Common Units held after any of the following events: (i) October 7, 2018; (ii) the death of the Company’s Chief Executive Officer, Chairman and Co-Founder David Liniger; or (iii) at such time as RIHI’s ownership of RMCO Common Units falls below 30%. Additionally, if any Common Units of RMCO are validly transferred in accordance with the terms of the New RMCO, LLC Agreement, the voting rights of the corresponding shares of Class B common stock transferred will also be reduced to one times the aggregate number of RMCO Common Units held by such transferee, unless the transferee is David Liniger.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with stockholders and is comprised of foreign currency translation adjustments. The assets and liabilities of the Company’s consolidated foreign subsidiaries whose functional currency is not the U.S. dollar are translated using the appropriate exchange rate as of the end of the year. Foreign currency translation adjustments represent unrealized gains and losses on assets and liabilities arising from the difference in the foreign country currency compared to the U.S. dollar. These gains and losses are accumulated in Comprehensive Income. When a foreign subsidiary is substantially liquidated, the cumulative translation gain or loss is removed from “Accumulated other comprehensive income” and is recognized as a component of the gain or loss on the sale of the subsidiary.

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

RE/MAX Holdings Restricted Stock Units

On October 7, 2013 RE/MAX Holdings granted 107,971 restricted stock units with a weighted average grant-date fair value of $18.96, which reflects a discount for the lack of marketability of the restricted stock units, to certain employees in connection with the IPO that vested upon grant. The underlying shares were issued on May 20, 2014, of which 30,519 shares were withheld and cancelled to cover the Company’s minimum statutory tax withholding obligation. The estimated value of the withheld shares was $818,000. Concurrently, 30,519 common units in RMCO owned by RE/MAX Holdings were cancelled. The related corporate income tax benefit realized upon the issuance of the underlying shares was approximately $125,000 and was recorded in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit. Non-cash compensation expense of $2,047,000 associated with these restricted stock units was recognized during the year ended December 31, 2013. The total associated tax benefit was $345,000 and was recorded in “Deferred tax assets, net” in the accompanying Consolidated Balance Sheets during 2013.

In addition, on October 7, 2013, RE/MAX Holdings granted 115,699 restricted stock units at a value of $22.00 per unit to certain employees, which vest over a three-year period beginning on December 1, 2014 and 18,184 restricted stock units at a value of $22.00 per unit to its directors, which vested on December 1, 2014. The grant-date fair value of $22.00 per unit equaled the public offering price of RE/MAX Holdings’ Class A common stock. During the years ended December 31, 2014 and 2013, the Company recognized equity-based compensation expense of $2,002,000 and $247,000, respectively, associated with these restricted stock units. As of December 31, 2014, $858,000 of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units is expected to be recognized over a weighted-average period of 1.9 years. The total recorded tax benefit related to the restricted stock units granted by RE/MAX Holdings was $92,000 for the year ended December 31, 2014 and was recorded in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit.

The following table summarizes the Company’s activity for restricted stock units for the year ended December 31, 2014:

Restricted Stock Units
Balance at January 1, 2014	241,854
Granted	—
Forfeited	(9,550)
Delivered and exchanged for shares of Class A common stock (a)	(133,041)
Cancelled (b)	(58,791)
Balance at December 31, 2014	40,472

Vested	—
Unvested	40,472

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

(a)

In addition to the delivery of vested restricted units as discussed above, in connection with the retirement of the Company’s former Chief Executive Officer on December 31, 2014 as described in Note 13, Leadership Changes and Restructuring Activities, the vesting of 30,304 previously unvested restricted stock units was accelerated and such restricted stock units became fully vested on December 31, 2014. As such, incremental equity-based compensation expense of $1,007,000 was recognized during the year ended December 31, 2014.

(b)

During the year ended December 31, 2014, 83,861 restricted stock units vested, of which 28,272 shares were withheld and cancelled with an estimated value of $963,000 to cover the Company’s minimum statutory tax withholding obligation, excluding the 30,519 shares withheld on May 20, 2014.

At December 31, 2014, there were 1,707,419 additional shares available for the Company to grant under the 2013 Incentive Plan.

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

A portion of the Class B common unit options granted in 2012 vested on the grant date, and the remaining options vested on June 15, 2013. Compensation expense of $701,000 and $1,089,000 was recognized during the years ended December 31, 2013 and 2012, respectively. The weighted average grant-date fair value of the Class B common unit options was $56.83. The total fair value of the Class B common unit options that vested during the years ended December 31, 2013 and 2012 was approximately $895,000 and $895,000, respectively. As of December 31, 2014, there was no unrecognized compensation cost related to Class B common unit options granted under the Plan.

Additionally, in connection with the retirement of the Company’s former Chief Executive Officer and pursuant to the terms of the Separation Agreement, the remaining contractual term of the RE/MAX Holdings’ Class A common stock options outstanding was reduced to two years as of December 31, 2014. No related incremental compensation cost was recognized.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the Company’s stock option activity for the year ended December 31, 2014 (aggregate intrinsic value in thousands):

	Options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance at January 1, 2014	787,500
Granted	—
Exercised	(135,000)	$3.60
Forfeited	—
Expired	—
Balance at December 31, 2014	652,500		3.7	$19,999
Exercisable at December 31, 2014	652,500		3.7	$19,999

The Company received $486,000 in cash proceeds related to the exercise of stock options for the year ended December 31, 2014. Upon the exercise of stock options, shares of Class A common stock are issued from authorized common shares. The Company recorded a corporate income tax benefit relating to the options exercised during the year ended December 31, 2014 of $519,000 in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Equity.

13. Leadership Changes and Restructuring Activities

The Company’s former Chief Executive Officer retired on December 31, 2014 and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company is required to provide severance and other related benefits over the next 36 month period. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation Agreement, with a corresponding charge to “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Income. The Company expects to incur a total cost of $3,581,000, including $1,007,000 of equity-based compensation expense. Of this amount, $3,545,000 was recorded during the year ended December 31, 2014.

In addition, management of the Company approved and implemented a restructuring plan during the fourth quarter of 2014 designed to improve operating efficiencies, which reduced the Company’s overall headcount at its corporate headquarters (the “Restructuring Plan”). In connection with the Restructuring Plan, the Company incurred $1,303,000 of expenses related to severance and outplacement services provided to certain former employees of the Company. These expenses are included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Income. As of December 31, 2014, the Company does not expect to incur additional costs associated with the Restructuring Plan.

The following table presents a rollforward of the estimated fair value liability established for the aforementioned severance and other related costs, which are entirely attributable to the Company’s Real Estate Franchise Services reportable segment, from January 1, 2014 to December 31, 2014 (in thousands):

Balance, January 1, 2014	$—
Expenses	4,848
Cash payments	(1,433)
Non-cash adjustment (a)	(1,007)
Balance, December 31, 2014 (b)	$2,408

(a)

Non-cash adjustment represents the non-cash equity-based compensation expense recorded during the year ended December 31, 2014 for the accelerated vesting of certain restricted stock units on December 31, 2014 pursuant to the terms of the separation agreement with the Company’s former Chief Executive Officer as discussed in Note 12, Equity-Based Compensation.

(b)

As of December 31, 2014, the short-term portion of the liability was $920,000 and included in “Accrued liabilities” and the long-term portion of the liability was $1,488,000 and included in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

14. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable operating leases, subject to certain provisions for renewal options and escalation clauses. Future minimum payments (including those allocated to an affiliate) under these leases and commitments, net of payments under sublease agreements, are as follows (in thousands):

	Rent payments	Sublease receipts	Total cash outflows
Year ending December 31:
2015	$11,083	$(1,040)	$10,043
2016	10,268	(1,020)	9,248
2017	9,452	(915)	8,537
2018	8,771	(894)	7,877
2019	8,499	(527)	7,972
Thereafter	76,728	(119)	76,609
	$124,801	$(4,515)	$120,286

Minimum rent payments under noncancelable operating leases are recognized on a straight-line basis over the terms of the leases. Rent expense, excluding amounts related to gain or loss on sublease, was $12,362,000, $12,686,000 and $12,268,000 for the years ended December 31, 2014, 2013 and 2012, respectively, net of amounts recorded under sublease agreements of $1,126,000, $674,000 $773,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

In April 2010, the Company entered into an 18 year lease for its corporate headquarters office building (the “Master Lease”). The Company may, at its option, extend the Master Lease for two renewal periods of 10 years. Under the terms of the Master Lease, the Company pays an annual base rent, which escalates 3% each year, including the first optional renewal period. The first year of the second optional renewal period is at a fair market rental value, and the rent escalates 3% each year until expiration. The Company pays for operating expenses in connection with the ownership, maintenance, operation, upkeep and repair of the leased space. The Company may assign or sublet an interest in the Master Lease only with the approval of the landlord.

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

During March 2011, the Company entered into a sublease agreement with an unrelated third party to lease up to 20,000 square feet of the office space under its Master Lease. The estimated costs the Company expected to incur related to the subleased space exceeded the anticipated revenues the Company expected to receive under the sublease agreement and as such, the Company recorded a liability with a related loss on the sublease. In November 2012, the sublease was terminated prior to its expiration date. As a result, the Company commenced efforts to market the office space for sublease with a new tenant. On November 15, 2013, a sublease agreement was entered into with a new tenant with a sublease term of five years to lease up to 20,000 square feet of office space under its Master Lease. As such, the Company recorded an adjustment to the existing liability and recorded a loss related to the subleased office space of $1,179,000 to “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Income during the year ended December 31, 2013. The aforementioned loss and associated liability was attributable to the Company’s Real Estate Franchise Services reportable segment. As of December 31, 2014 and 2013, the short-term portion of the liability was approximately $346,000 and $453,000, respectively, and is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets. As of December 31, 2014 and 2013, the long-term portion of the liability was approximately $1,148,000 and $1,494,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

In connection with the Company’s acquisition of the net assets of HBN on October 7, 2013 (as described in Note 5, Acquisitions and Dispositions), several shareholders of HBN dissented from the transaction alleging the Company purchased the net assets of HBN below fair value and demanded payment for their shares in excess of consideration paid. Pursuant to the dissenters’ rights statute in the State of Colorado, on February 11, 2014, HBN petitioned the District Court of Denver County, Colorado to determine the fair value of HBN. Discovery is ongoing and a trial date is currently scheduled for April 2015. Based on both the plaintiff’s and the defendants’ expert valuation reports produced to date, the Company believes that the potential impact to its financial position and results of operations could range from $26,000 to approximately $2,656,000. The Company has determined that no amount within this range is a better estimate than any other amount. Accordingly, the Company currently recorded an accrual of $26,000 in the accompanying Consolidated Balance Sheets. HBN intends to vigorously defend its position that the consideration paid for the net assets of HBN was the fair value.

Except for the ongoing litigation concerning the acquisition of the net assets of HBN, management of the Company believes other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

Other Contingencies

The Company maintains a self-insurance program for health benefits. As of December 31, 2014 and 2013, the Company recorded a liability of $285,000 and $195,000, respectively, related to this program.

15. Guarantees

In May 2014, the Company entered into a guarantee of the full and prompt payment and performance when due of all obligations due to a financial institution under a commercial line-of-credit agreement and note entered into by the Company’s equity-method investee, a residential mortgage operation in which the Company has a 50% interest. The term of the line-of-credit agreement is twelve months and the total amount of advances requested and unpaid principal balance cannot exceed $15,000,000. The line of credit bears interest at 0.5% over the financial institution’s base rate with a floor of 3.75%. The Company had entered into a similar guarantee during May 2013, which expired as of May 2014. The outstanding balance on the line of credit was approximately $4,548,000 and $4,256,000 as of December 31, 2014 and 2013, respectively. The Company did not incur any payments under this guarantee during the year ended December 31, 2014, or in any prior periods, and does not anticipate that it will incur any payments through the duration of the guarantee.

16. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2014, 2013 and 2012, the Company expensed $990,000, $926,000 and $462,000, respectively, for matching contributions to the 401(k) Plan.

17. Related-Party Transactions

The Company’s real estate brokerage operations pay advertising fees to regional and international advertising funds, which promote the RE/MAX brand. These advertising funds are companies owned by a majority stockholder of RIHI and the Company’s current Chief Executive Officer as trustee for RE/MAX agents, who does not receive any compensation from these corporations, as all funds received by the corporations are required to be spent on advertising for the respective regions. During the years ended December 31, 2014, 2013 and 2012, the Company’s real estate brokerage operations paid $1,152,000, $1,148,000 and $1,153,000, respectively, to these advertising funds. These payments are included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

Prior to October 7, 2013, the Company’s real estate brokerage operations in the Washington, DC area paid regional continuing franchise fees, broker fees and franchise sales revenue, as do all other RE/MAX franchisees in the Central Atlantic region, to Tails. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of Tails, and as such, prior to October 7, 2013, Tails was a related party to the Company. As described in Note 5, Acquisitions and Dispositions a portion of the proceeds raised during the IPO was used to purchase certain assets of Tails. For the period from January 1, 2013 to October 7, 2013, the real estate brokerage operations expensed $244,000 in fees to Tails. During the year ended December 31, 2012, the real estate brokerage operations expensed $267,000 in fees to Tails. These payments are included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. In addition, the Company’s owned real estate brokerage operations in the Washington, DC area recorded a corresponding payable to Tails and its affiliated regional advertising fund. As of December 31, 2014 and 2013, the amount of the payable was $1,031,000 and $945,000 , respectively, and is included in “Accounts payable to affiliates” in the accompanying Consolidated Balance Sheets.

The Company receives continuing franchise fees, broker fees, franchise sales and other franchise revenue from regional franchisors. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of two of these regional franchisors, HBN and Tails. The business assets of HBN and Tails were acquired by RE/MAX Holdings on October 7, 2013 as described in Note 5, Acquisitions and Dispositions. For the period from January 1, 2013 to October 7, 2013, the Company received $2,648,000 in revenue from these entities. During the year ended December 31, 2012, the Company received $3,364,000 in revenue from these entities. These amounts are included in continuing franchise fees, broker fees and franchise sales and other franchise revenue in the accompanying Consolidated Statements of Income.

Prior to 2013, the Company paid an annual sponsorship fee to Sanctuary, Inc., a private golf course owned by majority stockholders of RIHI, including the Company’s current Chief Executive Officer. The Company was named as the presenting sponsor of all charity golf tournaments held at Sanctuary, Inc. Further, the majority stockholders make the golf course available to the Company for business purposes. During the years ended December 31, 2014 and 2013, the Company used the golf course for business purposes at no charge. During the year ended December 31, 2012, the Company paid $709,000 in sponsorship fees and green fees to Sanctuary, Inc. These payments are included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

The Company provides services to certain affiliated entities such as accounting, legal, marketing, technology, human resources and public relations as well as allows these companies to share its leased office space. During the years ended December 31, 2014, 2013 and 2012, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $2,186,000, $3,064,000 and $3,354,000, respectively. In these cases, the Company bills affiliated companies for their actual or pro rata share of such expenses. Such amounts are generally paid within 30 days and no such amounts were outstanding at December 31, 2014 and 2013. In addition, affiliated regional franchisors have current outstanding continuing franchise fees, broker fees and franchise sales revenue amounts due to the Company. Such amounts are included in “Accounts receivable from affiliates” and “Accounts payable to affiliates” in the accompanying Consolidated Balance Sheets and comprise the balances from the following entities (in thousands):

	As of December 31,
	2014	2013
Accounts receivable from affiliates:
RE/MAX of Texas Advertising Fund	$246	$(6)
International Advertising Fund	—	(10)
Other	(15)	21
Total accounts receivable from affiliates	231	5
Accounts payable to affiliates:
Other	(1,114)	(1,017)
Total accounts payable to affiliates	(1,114)	(1,017)
Net accounts payable to affiliates	$(883)	$(1,012)

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

In February 2013, RMCO engaged Perella Weinberg Partners L.P. (“Perella Weinberg”), a Financial Industry Regulatory Authority Member, to serve as its financial advisor in connection with the IPO. As of December 31, 2014, two members of the Company’s Board of Directors, who resigned on March 11, 2015, were partners at an affiliate of Perella Weinberg. The engagement of Perella Weinberg as a financial advisor was approved by the independent members of RMCO’s Board of Managers prior to the IPO. For services rendered during the year ended December 31, 2013, the Company paid Perella Weinberg $848,500. In addition, on October 7, 2013, the Company paid Perella Weinberg a completion fee of $632,500 when the IPO closed. No amounts were paid to Perella Weinberg during the year ended December 31, 2014.

18. Segment Information

The Company has two reportable segments: Real Estate Franchise Services and Brokerages. Management evaluates the operating results of its reportable segments based upon revenue and adjusted earnings before interest expense, net, taxes, depreciation and amortization (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

As a result of changes in management’s process to assess performance and allocate resources, the Company implemented a new segment structure beginning in the second quarter of 2014.  The changes in the Company’s segment structure relate to certain corporate-wide professional services expenses, which were previously reflected in the Brokerage and Other reportable segment and, beginning in the second quarter of 2014, are being reflected in the Real Estate Franchise Services reportable segment. All prior segment information has been recast to reflect the Company’s new segment structure and current presentation.

Adjusted EBITDA for the reportable segments excludes depreciation, amortization, interest expense, net, taxes and is then adjusted for certain other non-cash items and other non-recurring cash charges or other items. Adjusted EBITDA for the reportable segments is also a key factor that is used by the Company’s internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of management for purposes of annual and other incentive compensation plans. The additional items that are adjusted to determine Adjusted EBITDA for the reportable segments include loss or gain on the sale or disposition of assets and sublease activity, loss on the early extinguishment of debt, non-recurring equity-based compensation, non-cash straight-line rent expense, salaries paid to David Liniger, the Company’s Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, the Company’s Vice Chair and Co-Founder, respectively, that the Company discontinued subsequent to the IPO, professional fees and certain non-recurring expenses incurred in connection with the IPO, acquisition transaction costs and non-recurring severance and other related charges incurred in connection with the Restructuring Plan designed to improve operating efficiencies at the Company’s corporate headquarters and the retirement of the Company’s former Chief Executive Officer on December 31, 2014. The Company’s Real Estate Franchise Services reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name and the Company’s corporate-wide professional services expenses. All of the Company’s brokerage offices in its Real Estate Franchise Services reportable segment are franchised. The Company’s Brokerages reportable segment includes the Company’s brokerage services business and the elimination of intersegment revenue and other consolidation entries.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following tables present the results of the Company’s reportable segments for the years ended December 31, 2014, 2013 and 2012, respectively:

	Revenue (a)
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Real Estate Franchise Services:
Continuing franchise fees	$74,199	$65,728	$57,599
Annual dues	30,729	29,527	28,913
Broker fees	29,014	25,078	19,797
Franchise sales and other franchise revenue	23,459	23,577	22,636
Brokerage revenue	—	—	—
	157,401	143,910	128,945
Brokerages:
Continuing franchise fees	(1,493)	(1,263)	(1,249)
Annual dues	(3)	(3)	(4)
Broker fees	(329)	(267)	(218)
Franchise sales and other franchise revenue	(19)	(3)	(7)
Brokerage revenue	15,427	16,488	16,210
	13,583	14,952	14,732
Total segment reporting revenues	$170,984	$158,862	$143,677

(a)

Transactions between the Real Estate Franchise Services and the Brokerages reportable segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services reportable segment include intercompany amounts paid from the Company’s Brokerage Services business of $1,844,000, $1,536,000 and $1,478,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Such amounts are eliminated through the Brokerages reportable segment.

	Adjusted EBITDA
	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Real Estate Franchise Services	$83,227	$75,490	$65,191
Brokerages	578	1,549	1,553
Total segment reporting adjusted EBITDA	$83,805	$77,039	$66,744

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

A reconciliation of the Company’s Adjusted EBITDA for its reportable segments to the Company’s consolidated balances is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Real Estate Franchise Services:
Net income	$43,664	$26,792	$32,162
Depreciation and amortization	15,032	14,791	11,575
Interest expense	9,266	14,641	11,677
Interest income	(313)	(321)	(284)
Provision for income taxes	9,894	2,882	2,138
EBITDA	77,543	58,785	57,268
(Gain) loss on sale or disposition of assets and sublease	(469)	1,110	1,637
Loss on early extinguishment of debt	178	1,798	136
Non-recurring equity-based compensation	—	2,748	1,089
Non-cash straight-line rent expense	1,045	1,298	1,725
Chairman executive compensation	—	2,261	3,000
Acquisition integration costs	313	495	336
Public offering related expenses	—	6,995	—
Non-recurring severance and other related expenses	4,617	—	—
Adjusted EBITDA	$83,227	$75,490	$65,191

Brokerages:
Net income	$315	$1,460	$1,162
Depreciation and amortization	284	375	515
Interest expense	29	6	9
Interest income	—	—	(2)
Provision for income taxes	54	(38)	—
EBITDA	682	1,803	1,684
Loss (gain) on sale or disposition of assets and sublease	129	(139)	(285)
Non-cash straight-line rent expense	(233)	(115)	154
Adjusted EBITDA	$578	$1,549	$1,553

Consolidated:
Net income	$43,979	$28,252	$33,324
Depreciation and amortization	15,316	15,166	12,090
Interest expense	9,295	14,647	11,686
Interest income	(313)	(321)	(286)
Provision for income taxes	9,948	2,844	2,138
EBITDA	78,225	60,588	58,952
(Gain) loss on sale or disposition of assets and sublease	(340)	971	1,352
Loss on early extinguishment of debt	178	1,798	136
Non-recurring equity-based compensation	—	2,748	1,089
Non-cash straight-line rent expense	812	1,183	1,879
Chairman executive compensation	—	2,261	3,000
Acquisition integration costs	313	495	336
Public offering related expenses	—	6,995	—
Non-recurring severance and other related expenses	4,617	—	—
Adjusted EBITDA	$83,805	$77,039	$66,744

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

Segment long-lived and total assets are as follows:

	As of December 31,
	2014	2013
	(in thousands)
Long-lived assets:
Real Estate Franchise Services	$222,888	$238,147
Brokerages	4,673	4,596
Total long-lived assets	$227,561	$242,743

Total assets:
Real Estate Franchise Services	$349,481	$344,402
Brokerages	8,846	8,421
Total assets	$358,327	$352,823

Information concerning the Company’s principal geographic areas is as follows:

	As of and for the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue (a):
U.S.	$138,458	$124,686	$106,282
Canada	23,975	25,168	24,503
Outside U.S. and Canada	8,551	9,008	12,892
Total	$170,984	$158,862	$143,677

Total long-lived assets (b):
U.S.	$156,926	$170,922
Canada	3,732	4,030
Outside U.S. and Canada	—	—
Total	$160,658	$174,952

Total assets:
U.S.	$349,965	$345,461
Canada	7,469	6,133
Outside U.S. and Canada	893	1,229
Total	$358,327	$352,823

(a)

Revenue recognized for fees assessed by the Company-owned brokerages for services provided to their affiliated real estate agents is entirely attributable to the Company’s U.S. operations. Revenue recognized for franchise services provided to the agents and franchisees in the Company’s network relates to operations in the U.S., Canada and outside of the U.S. and Canada.

(b)	Excludes deferred tax assets, net

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

19. Quarterly Financial Information (unaudited)

Summarized quarterly results for the years ended December 31, 2014 and 2013 were as follows:

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except shares and per share amounts)
Total revenue	$41,880	$42,299	$44,240	$42,565
Total operating expenses	29,224	23,287	24,326	30,312
Operating income	12,656	19,012	19,914	12,253
Total other expenses, net	(2,973)	(1,374)	(2,743)	(2,818)
Income before provision for income taxes	9,683	17,638	17,171	9,435
Provision for income taxes	(1,885)	(3,129)	(3,116)	(1,818)
Net income	7,798	14,509	14,055	7,617
Less: net income attributable to non-controlling interest	5,390	10,132	9,780	5,241
Net income attributable to RE/MAX Holdings, Inc.	$2,408	$4,377	$4,275	$2,376

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.21	$0.38	$0.37	$0.20
Diluted	$0.20	$0.36	$0.35	$0.19
Weighted average shares of Class A common stock outstanding
Basic	11,607,971	11,593,885	11,579,669	11,662,874
Diluted	12,254,474	12,230,014	12,229,010	12,259,440

	For the Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except shares and per share amounts)
Total revenue	$39,075	$39,241	$40,312	$40,234
Total operating expenses	29,715	25,744	25,758	30,565
Operating income	9,360	13,497	14,554	9,669
Total other expenses, net	(3,499)	(3,372)	(6,155)	(2,958)
Income before provision for income taxes	5,861	10,125	8,399	6,711
Provision for income taxes	(454)	(577)	(702)	(1,111)
Net income	5,407	9,548	7,697	5,600
Less: net income attributable to non-controlling interest	5,407	9,548	7,697	4,094
Net income attributable to RE/MAX Holdings, Inc.	$—	$—	$—	$1,506

				October 7, 2013 through December 31, 2013
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic				$0.13
Diluted				$0.12
Weighted average shares of Class A common stock outstanding
Basic				11,607,971
Diluted				12,234,905

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this Annual Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to electing to defer compliance with Section 404(b) of the Sarbanes-Oxley Act as an “emerging growth company” under the JOBS Act.

ITEM 9B. OTHER INFORMATION

On March 11, 2015, RE/MAX, LLC and RMCO, LLC entered into the first amendment (the “First Amendment”) to the credit agreement, dated as of July 31, 2013 (the “2013 Senior Secured Credit Facility”), with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto. For additional information about the 2013 Senior Secured Credit Facility, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Item 8. Financial Statements and Supplementary Data, Note 9 – Senior Secured Credit Facility. The First Amendment increases the maximum applicable margin for both London Interbank Offered Rate and Alternative Base Rate loans by 0.25%, and modifies certain liquidity covenants in order to increase the amounts that RE/MAX, LLC may distribute to RMCO, LLC to enable RMCO, LLC to increase the dividends declared and paid to its unitholders, RIHI, Inc. and RE/MAX Holdings, Inc. The foregoing summary of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the First Amendment, a copy of which is filed as exhibit 10.24 to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics and a Supplemental Code of Ethics for Chief Executive Officer and Senior Financial Officers. Both of these codes apply to our chief executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Both of these codes are available on our website at www.remax.com.

The remaining information required by this Item 10 will be included in our definitive proxy statement for its annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2014 with respect to shares of our Class A common stock issuable under our equity compensation plan:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	692,972	(1)	$3.60	(2)	1,707,419
Equity compensation plans not approved by security holders	—		—		—
Total	692,972	(1)	$3.60	(2)	1,707,419
(1)	Includes 652,500 shares issuable upon exercise of outstanding options and 40,472 shares issuable upon vesting of unvested restricted stock units.
(2)	The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013
●	Consolidated Statements of Income for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012
●	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012
●	Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012
●	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

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

RE/MAX Holdings, Inc. (Registrant)

Date:	March 13, 2015	By:	/s/ David L. Liniger
David L. Liniger
Chief Executive Officer, Chairman and Co-Founder (Principle Executive Officer)

Date:	March 13, 2015	By:	/s/ David M. Metzger
David M. Metzger
Chief Operating Officer and Chief Financial Officer (Principle Financial Officer and Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David L. Liniger	Chief Executive Officer, Chairman and Co-Founder	March 13, 2015
David L. Liniger	(Principal Executive Officer)

/s/ David M. Metzger	Chief Operating Officer and Chief Financial Officer (Principal	March 13, 2015
David M. Metzger	Financial Officer and Principal Accounting Officer)

/s/ Gail A. Liniger	Vice Chair and Co-Founder	March 13, 2015
Gail A. Liniger

/s/ Richard O. Covey	Director	March 13, 2015
Richard O. Covey

/s/ Kathleen J. Cunningham	Director	March 13, 2015
Kathleen J. Cunningham

/s/ Roger J. Dow	Director	March 13, 2015
Roger J. Dow

/s/ Ronald E. Harrison	Director	March 13, 2015
Ronald E. Harrison

/s/ Daryl L. Jesperson	Director	March 13, 2015
Daryl L. Jesperson

/s/ Daniel J. Predovich	Director	March 13, 2015
Daniel J. Predovich

/s/ Christine M. Riordan	Director	March 13, 2015
Christine M. Riordan

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Asset Purchase Agreement, dated as of December 31, 2012, by and among RE/MAX/KEMCO Partnership, L.P., d/b/a RE/MAX of Texas, RE/MAX, LLC and Richard Filip, Charles El-Moussa, Brian Parker and Philip Leung. (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request by the SEC.)	S-1	333-190699	9/19/2013	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Bylaws of RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	3.2
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
10.1	2013 Omnibus Incentive Plan and related documents.	S-8	333-191519	10/1/2013	4.2
10.2	Credit Agreement, dated as of July 31, 2013, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-190699	8/19/2013	10.4
10.3	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.4	Employment Agreement, dated as of March 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Margaret M. Kelly.	S-1	333-190699	9/19/2013	10.6
10.5	Employment Agreement, dated as of March 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and David M. Metzger.	S-1	333-190699	9/19/2013	10.7
10.6	Employment Agreement, dated as of July 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Geoffrey Lewis.	S-1	333-190699	9/19/2013	10.8
10.7	Employment Agreement, dated as of October 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Mike Ryan.	S-1	333-190699	9/19/2013	10.9
10.8	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.9	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.10	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-Q	001-36101	11/14/2013	10.10

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

10.11	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.12	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12
10.13	Plan of Reorganization and Purchase Agreement, dated as of August 9, 2013, by and among Buena Suerte Holdings Inc., HBN, Inc. and HBN Holdco, Inc.	S-1	333-190699	9/27/2013	10.19
10.14	Plan of Reorganization and Purchase Agreement, dated as of August 9, 2013, by and among Buena Suerte Holdings Inc., Tails, Inc. and Tails Holdco, Inc.	S-1	333-190699	9/27/2013	10.20
10.15	Form of Option Substitution Award.	S-1	333-190699	9/27/2013	10.2
10.16	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.	S-1	333-190699	9/27/2013	10.3
10.17	Form of Restricted Stock Unit Award.	S-1	333-190699	9/27/2013	10.14
10.18	Form of Restricted Stock Award (Directors and Senior Officers).	S-1	333-190699	9/27/2013	10.15
10.19	Form of Restricted Stock Award (General).	S-1	333-190699	9/27/2013	10.16
10.20	Form of Stock Option Award (Directors and Senior Officers).	S-1	333-190699	9/27/2013	10.17
10.21	Form of Stock Option Award (General).	S-1	333-190699	9/27/2013	10.18
10.22	Form of Restricted Stock Unit Award (Vested IPO Awards).	S-1	333-190699	9/27/2013	10.21
10.23	Separation and Release of Claims Agreement, dated as of December 11, 2014 by and between Margaret Kelly, RE/MAX Holdings, Inc., RE/MAX, LLC and RIHI, Inc.	8-K	001-36101	12/12/2014	10.1
10.24

First Amendment to Credit Agreement, dated as of March 11, 2015, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.

						X
21.1	List of Subsidiaries	S-1	333-190699	9/10/2013	21.1
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer, Chairman and Co-Founder pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer, Chairman and Co-Founder and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X