Form 10-Q
period 2015-03-31
RE/MAX Holdings, Inc.
filed 2015-05-08
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015.

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of May 1, 2015 was 12,233,041 and 1, respectively.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$114,546	$107,199
Escrow cash - restricted	75	693
Accounts and notes receivable, current portion, less allowances of $4,831 and $4,495, respectively	18,259	16,641
Accounts receivable from affiliates	-	231
Income taxes receivable	1,214	765
Assets held for sale	1,179	-
Other current assets	3,674	5,237
Total current assets	138,947	130,766
Property and equipment, net of accumulated depreciation of $19,495 and $19,993, respectively	2,788	2,661
Franchise agreements, net of accumulated amortization of $90,721 and $87,330, respectively	72,114	75,505
Other intangible assets, net of accumulated amortization of $8,705 and $8,550, respectively	2,859	2,725
Goodwill	72,169	72,463
Deferred tax assets, net	66,392	66,903
Investments in equity method investees	3,698	3,693
Debt issuance costs, net	1,756	1,896
Other assets	1,779	1,715
Total assets	$362,502	$358,327
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,052	$561
Accounts payable to affiliates	1,186	1,114
Escrow liabilities	75	693
Accrued liabilities	8,218	9,380
Income taxes and tax distributions payable	92	189
Dividends and other distributions payable	50,213	-
Deferred revenue and deposits	18,401	17,142
Current portion of debt	12,725	9,460
Current portion of payable pursuant to tax receivable agreements	3,914	3,914
Liabilities held for sale	1,743	-
Other current liabilities	340	211
Total current liabilities	97,959	42,664
Debt, net of current portion	190,605	202,213
Payable pursuant to tax receivable agreements, net of current portion	63,504	63,504
Deferred tax liabilities, net	178	190
Other liabilities, net of current portion	10,458	10,473
Total liabilities	362,704	319,044
Commitments and contingencies
Stockholders' (deficit) equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 12,031,609 shares issued and outstanding as of March 31, 2015; 11,768,041 shares issued and outstanding as of December 31, 2014	1	1
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Additional paid-in capital	244,078	241,882
(Accumulated deficit) retained earnings	(4,591)	12,041
Accumulated other comprehensive income	353	886
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	239,841	254,810
Non-controlling interest	(240,043)	(215,527)
Total stockholders' (deficit) equity	(202)	39,283
Total liabilities and stockholders' equity	$362,502	$358,327

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Continuing franchise fees	$17,660	$17,704
Annual dues	7,802	7,506
Broker fees	6,420	5,558
Franchise sales and other franchise revenue	8,426	7,909
Brokerage revenue	3,899	3,203
Total revenue	44,207	41,880
Operating expenses:
Selling, operating and administrative expenses	25,071	25,287
Depreciation and amortization	3,811	3,938
Loss (gain) on sale or disposition of assets, net	2	(1)
Total operating expenses	28,884	29,224
Operating income	15,323	12,656
Other expenses, net:
Interest expense	(2,809)	(2,466)
Interest income	67	81
Foreign currency transaction losses	(1,421)	(529)
Loss on early extinguishment of debt	(94)	-
Equity in earnings (losses) of investees	212	(59)
Total other expenses, net	(4,045)	(2,973)
Income before provision for income taxes	11,278	9,683
Provision for income taxes	(2,148)	(1,885)
Net income	$9,130	$7,798
Less: net income attributable to non-controlling interest	6,379	5,390
Net income attributable to RE/MAX Holdings, Inc.	$2,751	$2,408

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.23	$0.21
Diluted	$0.22	$0.20
Weighted average shares of Class A common stock outstanding
Basic	11,817,605	11,607,971
Diluted	12,293,505	12,254,474
Cash dividends declared per share of Class A common stock	$1.6250	$0.0625

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Net income	$9,130	$7,798
Change in cumulative translation adjustment	(533)	(177)
Other comprehensive loss	(533)	(177)
Comprehensive income	8,597	7,621
Less: comprehensive income attributable to non-controlling interest	6,059	5,283
Comprehensive income attributable to RE/MAX Holdings, Inc.	$2,538	$2,338

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ (Deficit) Equity

(In thousands, except share amounts)

(Unaudited)

	Class A common stock		Class B common stock		Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive income	Non-controlling interest	Total stockholders' (deficit) equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2015	11,768,041	$1	1	$-	$241,882	$12,041	$886	$(215,527)	$39,283
Net income	-	-	-	-	-	2,751	-	6,379	9,130
Distributions paid and payable to non-controlling unitholders	-	-	-	-	-	-	-	(30,895)	(30,895)
Equity-based compensation	-	-	-	-	142	-	-	-	142
Dividends payable to Class A common stockholders	-	-	-	-	-	(19,383)	-	-	(19,383)
Change in accumulated other comprehensive income	-	-	-	-	-	-	(533)	-	(533)
Exercise of stock options	263,568	-	-	-	949	-	-	-	949
Excess tax benefit realized on exercise of stock options	-	-	-	-	1,105	-	-	-	1,105
Balances, March 31, 2015	12,031,609	$1	1	$-	$244,078	$(4,591)	$353	$(240,043)	$(202)

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,130	$7,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,811	3,938
Bad debt expense	205	201
Loss on early extinguishment of debt	94	-
Equity-based compensation	142	258
Non-cash interest expense	97	89
Other	683	650
Changes in operating assets and liabilities:
Accounts and notes receivable, current portion	(2,121)	(1,898)
Advances from/to affiliates	326	72
Other current and noncurrent assets	1,128	1,304
Other current and noncurrent liabilities	(626)	(333)
Deferred revenue and deposits	1,550	416
Net cash provided by operating activities	14,419	12,495
Cash flows from investing activities:
Purchases of property, equipment and software	(335)	(452)
Proceeds from sale of property and equipment	10	-
Capitalization of trademark costs	(23)	(25)
Net cash used in investing activities	(348)	(477)
Cash flows from financing activities:
Payments on debt	(7,840)	(575)
Debt amendment costs	(555)	-
Distributions to non-controlling unitholders	(65)	(2,552)
Payments on capital lease obligations	(71)	(54)
Proceeds from exercise of stock options	937	-
Excess tax benefit realized on exercise of stock options	1,105	-
Net cash used in financing activities	(6,489)	(3,181)
Effect of exchange rate changes on cash	(235)	(43)
Net increase in cash and cash equivalents	7,347	8,794
Cash and cash equivalents, beginning of year	107,199	88,375
Cash and cash equivalents, end of period	$114,546	$97,169
Supplemental disclosures of cash flow information:
Cash paid for interest and for debt amendment costs	$2,712	$2,324
Cash paid for income taxes	846	1,097
Schedule of non-cash investing and financing activities:
Capital leases for property and equipment	$412	$18
Increase in accounts payable for capitalization of trademark costs and purchases of property and equipment	148	60
Distributions payable to non-controlling unitholders	30,830	6,100
Dividends payable to Class A common stockholders	19,383	725
Increase in accounts and notes receivables from exercise of stock options	12	-

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013 and was capitalized on July 8, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share. A portion of the proceeds received by RE/MAX Holdings from the IPO was used to acquire the net business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) in the Southwest and Central Atlantic regions of the United States (“U.S.”), respectively, which were subsequently contributed to RMCO, LLC and subsidiaries (“RMCO”), and the remaining proceeds were used to purchase common membership units in RMCO. After completion of the IPO, RE/MAX Holdings owned 39.56% of the common membership units in RMCO. As of March 31, 2015, RE/MAX Holdings owns 40.42% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  As a result, RE/MAX Holdings consolidates the financial position and results of operations of RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and comprise the condensed consolidated financial statements of the Company and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2015 and December 31, 2014, the results of its operations for the three months ended March 31, 2015 and 2014, changes in its stockholders’ equity for the three months ended March 31, 2015 and results of its cash flows for the three months ended March 31, 2015 and 2014. Interim results may not be indicative of full year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

RE/MAX Holdings holds an approximate 40% economic interest in RMCO, but as its managing member, RE/MAX Holdings controls RMCO’s operations, management and activities. As a result, RE/MAX Holdings consolidates RMCO and records a non-controlling interest in the accompanying Condensed Consolidated Balance Sheets and records net income attributable to the non-controlling interest in the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest, which requires an entity to present debt issuance costs related to a debt liability as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective retrospectively for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015. The adoption of this standard is expected to impact the presentation of certain financial statement line items within the Company’s consolidated balance sheets and related disclosures, but will not affect the Company’s consolidated results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. As currently proposed, the new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also provides guidance on the financial statement presentation and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014. The Company adopted this standard effective January 1, 2015 and a disposal group classified as held for sale as of March 31, 2015 did not qualify as a discontinued operation. See Note 5, Dispositions, for additional information.

Critical Accounting Judgments and Estimates

There have been no changes in the Company’s critical accounting judgments and estimates from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company believes that the disclosures herein are adequate so that the information presented is not misleading.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and subsequent to the IPO, began to operate and control all of the business affairs of RMCO. As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013. RE/MAX Holdings owns a 40.42% and 39.89% minority economic interest in RMCO as of March 31, 2015 and December 31, 2014, respectively, and records a non-controlling interest for the remaining 59.58% and 60.11% economic interest in RMCO held by RIHI, Inc. (“RIHI”) as of March 31, 2015 and December 31, 2014, respectively. RE/MAX Holdings’ minority economic interest in RMCO increased due to the increase in common units from the issuance of shares of Class A common stock upon the exercise of 263,568 stock options during the three months ended March 31, 2015, as discussed in Note 10, Equity-Based Compensation. RE/MAX Holdings’ only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between RE/MAX Holdings and RMCO. Net income attributable to the non-controlling interest in the accompanying Condensed Consolidated Statements of Income represents the portion of earnings attributable to the economic interest in RMCO held by the non-controlling unitholders. As of October 7, 2013, the non-controlling interest in the accompanying Condensed Consolidated Balance Sheets represented the carryover basis of RIHI’s capital account in RMCO. Prospectively, the non-controlling interest has been adjusted to reflect tax and other cash distributions made to, and the income allocated to, the non-controlling unitholders. The ownership of the common units in RMCO is summarized as follows:

	March 31, 2015		December 31, 2014
	Shares	Ownership %	Shares	Ownership %
Non-controlling unitholders ownership of common units in RMCO	17,734,600	59.58%	17,734,600	60.11%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	12,031,609	40.42%	11,768,041	39.89%
	29,766,209	100.00%	29,502,641	100.00%

The aforementioned ownership percentages are used to calculate the net income attributable to RE/MAX Holdings. A reconciliation from “Income before provision for income taxes” to “Net income attributable to RE/MAX Holdings, Inc.” for the periods indicated is detailed as follows (in thousands, except percentages):

	Three months ended March 31,
	2015	2014
Income before provision for income taxes	$11,278	$9,683
Weighted average ownership percentage of controlling interest	39.99%	39.56%
Income before provision for income taxes attributable to RE/MAX Holdings, Inc.	4,510	3,831
Provision for income taxes attributable to RE/MAX Holdings, Inc.	(1,759)	(1,423)
Net income attributable to RE/MAX Holdings, Inc.	$2,751	$2,408

A reconciliation of the “Provision for income taxes” for the periods indicated is detailed as follows (in thousands):

	Three months ended March 31,
	2015	2014
Provision for income taxes attributable to RE/MAX Holdings, Inc. (a)	$(1,759)	$(1,423)
Provision for income taxes attributable to entities other than RE/MAX Holdings, Inc. (b)	(389)	(462)
Provision for income taxes	$(2,148)	$(1,885)

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(a)

The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes as well as RE/MAX Holdings’ approximate 40% share of the taxes imposed directly on RE/MAX, LLC, a wholly-owned subsidiary of RMCO, related to tax liabilities in certain foreign jurisdictions of approximately $262,000 and $303,000 for the three months ended March 31, 2015 and 2014, respectively.

(b)

The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “RMCO, LLC Agreement”), RMCO is generally required to distribute cash on a pro rata basis to its members to the extent necessary to cover each member’s estimated tax liabilities, if any, with respect to their allocable share of RMCO earnings, but only to the extent that any other discretionary distributions from RMCO for the relevant period were otherwise insufficient to enable each member to cover its estimated tax liabilities. RMCO makes such tax distributions to its members based on an estimated tax rate in accordance with the terms of the RMCO, LLC Agreement. Upon completion of its tax returns with respect to the prior year, RMCO may make other discretionary true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. Distributions for taxes paid to or on behalf of non-controlling unitholders under the RMCO, LLC Agreement were $65,000 and $2,552,000 during the three months ended March 31, 2015 and 2014, respectively, and are recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity.

Other Distributions

Discretionary cash distributions may also be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement.  The Company expects that future cash distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the stockholders of the Company’s Class A common stock, or otherwise on a discretionary basis as determined to be necessary or appropriate by the Company. The Company made other distributions of $30,830,000 to non-controlling unitholders in April 2015, which is recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity. On May 7, 2015, the Company declared a distribution to non-controlling unitholders of $2,217,000, which is payable on June 4, 2015. No other distributions were paid to non-controlling unitholders during the three months ended March 31, 2015 and 2014.

Payments Pursuant to the Tax Receivable Agreements

As of March 31, 2015, the Company reflected a liability of $67,418,000, representing the payments due to RMCO’s historical owners, RIHI and Weston Presidio V., L.P. (“Weston Presidio”), under the terms of the TRAs (see current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Condensed Consolidated Balance Sheets).

As of March 31, 2015, the Company estimates that amounts payable pursuant to the TRAs within the next 12 month period will be approximately $3,914,000. To determine the current amount of the payments due to the Historical Owners, the Company estimated the amount of taxable income that RE/MAX Holdings generated during 2014 and the amount of the specified deductions subject to the TRAs which are expected to be realized by RE/MAX Holdings in its 2014 tax return. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs. No amounts were paid pursuant to the terms of the TRAs during the three months ended March 31, 2015 or 2014.

The timing and amount of the payments to be made under the TRAs are subject to certain contingencies, including RE/MAX Holdings having sufficient taxable income to utilize all of the tax benefits defined in the TRAs. If the Company elects to terminate the TRAs early, the Company would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRAs, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Obligations pursuant to the TRAs are obligations of RE/MAX Holdings. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the provision for income taxes in the accompanying Condensed Consolidated Statements of Income. In general, items of income, gain, loss and deduction are allocated on the basis of the members’ ownership interests pursuant to the RMCO, LLC Agreement after taking into consideration all relevant sections of the Internal Revenue Code.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three months ended March 31,
	2015	2014
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$2,751	$2,408
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	11,817,605	11,607,971
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	11,817,605	11,607,971
Add dilutive effect of the following:
Stock options	458,992	602,217
Restricted stock units	16,908	44,286
Weighted average shares of Class A common stock outstanding, diluted	12,293,505	12,254,474
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.23	$0.21
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.22	$0.20

The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Dividends

During the three months ended March 31, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on all outstanding shares of Class A common stock, or $1,500,000 in total dividends, which along with a corresponding distribution to non-controlling unitholders of $2,217,000, was paid on April 8, 2015. Additionally, during the three months ended March 31, 2015, the Company’s Board of Directors declared a special dividend of $1.50 per share on all outstanding shares of Class A common stock, or $17,883,000 in total dividends, which along with a corresponding distribution to non-controlling unitholders of $26,602,000, was paid on April 8, 2015. During the three months ended March 31, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.0625 per share on all outstanding shares of Class A common stock, or $725,000, which was paid on April 18, 2014. On May 7, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on all outstanding shares of Class A common stock, which is payable on June 4, 2015 to shareholders of record at the close of business on May 21, 2015.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Dispositions

Disposition of RE/MAX Caribbean Islands, Inc.

On December 31, 2014, the Company sold substantially all of the assets of its owned and operated regional franchising operations located in the Caribbean and Central America for a net purchase price of approximately $100,000. In connection with the sale of the assets, the Company entered into separate regional franchise agreements effective January 1, 2015 with a term of 20 years with the purchasers, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

Subsequent Events

On April 10, 2015, the Company sold certain operating assets and liabilities, including six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100 (“RE/MAX 100”), a wholly owned subsidiary of the Company, for a net sales price of $450,000. The Company expects to recognize a gain on the sale of the assets of approximately $700,000 during the second quarter of 2015, which will be reflected in “Gain on sale or disposition of assets, net” in the Company’s Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue. The financial position and results of operations of RE/MAX 100 are entirely attributable to the Company’s Brokerages reportable segment.

As of March 31, 2015, the sale of the assets and liabilities of RE/MAX 100 met the criteria to be classified as held for sale. The Company presented the assets included in the sale of RE/MAX 100 and the liabilities directly associated with those assets separately in the accompanying Condensed Consolidated Balance Sheets (see “Assets held for sale” and “Liabilities held for sale”). The following table provides the major classes of assets and liabilities held for sale for the period indicated (in thousands):

March 31, 2015
Assets held for sale
Escrow cash - restricted	$797
Accounts and notes receivable, current portion	236
Other current assets	50
Property and equipment, net of accumulated depreciation	96
Total assets held for sale	$1,179
Liabilities held for sale
Accounts payable	$270
Escrow liabilities	797
Accrued liabilities	209
Deferred revenue	191
Other liabilities	276
Total liabilities held for sale	$1,743

6.  Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands):

	Initial Weighted Average Amortization	March 31, 2015			December 31, 2014
	Period (in years)	Initial Cost	Accumulated Amortization	Net Balance	Initial Cost	Accumulated Amortization	Net Balance
Franchise agreements	12.0	$162,835	$(90,721)	$72,114	$162,835	$(87,330)	$75,505
Other intangible assets:
Software	4.3	$8,633	$(7,236)	$1,397	$8,356	$(7,126)	$1,230
Trademarks	14.6	2,931	(1,469)	1,462	2,919	(1,424)	1,495
Total other intangible assets	6.9	$11,564	$(8,705)	$2,859	$11,275	$(8,550)	$2,725

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense for the three months ended March 31, 2015 and 2014 was $3,549,000 and $3,576,000, respectively.

The estimated future amortization of intangible assets, other than goodwill, is as follows (in thousands):

Year ending December 31:
Remainder of 2015	$10,551
2016	14,031
2017	10,113
2018	6,497
2019	6,487
Thereafter	27,294
$74,973

Amounts recorded as goodwill in the accompanying Condensed Consolidated Balance Sheets are attributable to the Company’s Real Estate Franchise Services reportable segment. During 2014, the Company performed its annual assessment of goodwill and the fair values of the Company’s reporting units significantly exceeded their respective carrying values. No interim indicators of impairment have been identified. The following table presents changes to goodwill for the three months ended March 31, 2015 (in thousands):

Balance, January 1, 2015	$72,463
Effect of changes in foreign currency exchange rates	(294)
Balance, March 31, 2015	$72,169

7. Accrued Liabilities

Accrued liabilities, excluding accrued liabilities of $209,000 classified as held for sale as of March 31, 2015 and presented in “Liabilities held for sale” in the accompanying Condensed Consolidated Balance Sheets, consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll and related employee costs	$3,758	$4,519
Accrued property taxes	1,260	1,622
Accrued professional fees	1,190	947
Lease-related accruals	629	773
Other	1,381	1,519
	$8,218	$9,380

8. Debt

Debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
2013 Senior Secured Credit Facility, principal of $520 payable quarterly, matures in July 2020, net of unamortized discount of $864 and $360 as of March 31, 2015 and December 31, 2014, respectively	$203,330	$211,673
Less current portion	(12,725)	(9,460)
	$190,605	$202,213

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Maturities of debt are as follows (in thousands):

As of March 31:
Remainder of 2015	$1,560
2016	2,080
2017	2,080
2018	2,080
2019	2,080
Thereafter	194,314
$204,194

On July 31, 2013, the Company entered into a new credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.” The 2013 Senior Secured Credit Facility consists of a $230,000,000 term loan facility and a $10,000,000 revolving loan facility. The proceeds provided by the term loan facility were used to refinance and repay existing indebtedness and for working capital, capital expenditures and general corporate purposes.

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both London Interbank Offered Rate (“LIBOR”) and Alternate Base Rate (“ABR”) loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts the Company may distribute in the form of dividends to its non-controlling unitholders and stockholders of its Class A common stock, referred to herein as the “First Amendment.” Interest rates with respect to the amended term loan facility and revolving loan facility are based, at the Company’s option, on (a) adjusted LIBOR, provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3.25% or (b) ABR, provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate for a one month interest period plus 1%, plus a maximum applicable margin of 2.25%.  The applicable margin is subject to quarterly adjustments based on the Company’s total leverage ratio as defined in the 2013 Senior Secured Credit Facility. In connection with the First Amendment, the Company incurred costs of $1,086,000, of which $555,000 was recorded as an unamortized debt discount and are being amortized over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $531,000 was expensed as incurred.

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made an excess cash flow prepayment of $7,320,000 on March 26, 2015. The Company accounted for the mandatory principal excess cash flow prepayment as an early extinguishment of debt and recorded a loss during the three months ended March 31, 2015 of $94,000 related to unamortized debt discount and issuance costs. As of March 31, 2015, mandatory principal payments of approximately $520,000 are due quarterly until the facility matures on July 31, 2020 and will be reduced pro rata by the amount of any excess cash flow principal payments made. The Company did not make a mandatory principal excess cash flow prepayment during the three months ended March 31, 2014. The Company may make optional prepayments on the term loan facility at any time; however, no such optional prepayments were made during the three months ended March 31, 2015 or 2014.

The estimated fair value of the Company’s debt as of March 31, 2015 and December 31, 2014 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at those dates and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of its 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the Company’s 2013 Senior Secured Credit Facility are included in the accompanying Condensed Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The following table summarizes the carrying value and fair value of the 2013 Senior Secured Credit Facility as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying amounts	Estimated fair value	Carrying amounts	Estimated fair value
2013 Senior Secured Credit Facility	$203,330	$202,152	$211,673	$208,853

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company had no borrowings drawn on the revolving loan facility during the three months ended March 31, 2015 or 2014 and had $10,000,000 available under the revolving loan facility as of March 31, 2015. The Company must pay a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

9. Income Taxes

RE/MAX Holdings is subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.  The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income. The “Provision for income taxes” is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings. The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes and RE/MAX Holdings’ approximate 40% share of taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions. The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC that are allocated to the non-controlling interest.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of March 31, 2015, the Company does not believe it has any significant uncertain tax positions.

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

On March 11, 2015, RE/MAX Holdings granted 74,893 restricted stock units at a value of $32.45 per unit to certain employees, which vest over a three-year period beginning on April 1, 2016, and 10,787 restricted stock units at a value of $32.45 per unit to its directors, which vest on April 1, 2016. The grant-date fair value of $32.45 per unit equaled the closing price of RE/MAX Holdings’ Class A common stock on March 11, 2015.

For the three months ended March 31, 2015 and 2014, the Company recognized equity-based compensation expense of $142,000 and $258,000, respectively, in the accompanying Condensed Consolidated Statements of Income resulting from restricted stock units that were granted on March 11, 2015 and October 7, 2013.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes equity-based compensation activity for the three months ended March 31, 2015:

	Restricted Stock Units	Options
Balance as of January 1, 2015	40,472	652,500
Granted	85,680	-
Exercised (a)	-	(263,568)
Forfeited	(2,904)	-
Cancelled	-	-
Balance as of March 31, 2015	123,248	388,932

Vested	-	388,932
Unvested	123,248	-
(a)

Cash received from stock option exercises for the three months ended March 31, 2015 was $937,000. The Company recorded a corporate income tax benefit relating to the options exercised during the three months ended March 31, 2015 of $1,105,000 in “Additional paid-in capital” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity.

At March 31, 2015, there were 1,926,599 additional shares available for the Company to grant under the 2013 Incentive Plan.

11. Leadership Changes and Restructuring Activities

The Company’s former Chief Executive Officer retired on December 31, 2014 and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company is required to provide severance and other related benefits over a 36 month period, beginning on December 31, 2014. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation Agreement, with a corresponding charge of $3,545,000 recorded in 2014. As of March 31, 2015 and December 31, 2014, the short-term portion of the liability was $453,000 and $500,000, respectively, and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, the long-term portion of the liability was $1,321,000 and $1,488,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

As a result of realignment of Company resources subsequent to the retirement of the Company’s former Chief Executive Officer, the Company incurred severance and other related expenses of $451,000 during the three months ended March 31, 2015, which was included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

In addition, management of the Company approved and implemented a restructuring plan during the fourth quarter of 2014 designed to improve operating efficiencies, which reduced the Company’s overall headcount at its corporate headquarters (the “Restructuring Plan”). In connection with the Restructuring Plan, the Company incurred $1,303,000 of expenses in 2014 related to severance and outplacement services provided to certain former employees of the Company.

The following table presents a rollforward of the estimated fair value liability established for the aforementioned severance and other related costs, which are entirely attributable to the Company’s Real Estate Franchise Services reportable segment, from January 1, 2015 to March 31, 2015 (in thousands):

Balance, January 1, 2015	$2,408
Additional severance and other related expenses	451
Accretion	17
Cash payments	(744)
Balance, March 31, 2015	$2,132

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Commitments and Contingencies

Commitments

The Company leases offices and equipment under non-cancelable operating leases, subject to certain provisions for renewal options and escalation clauses.

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred.

In connection with the Company’s acquisition of the net assets of HBN on October 7, 2013, several shareholders of HBN dissented from the transaction alleging the Company purchased the net assets of HBN below fair value and demanded payment for their shares in excess of consideration paid. Pursuant to the dissenters’ rights statute in the State of Colorado, on February 11, 2014, HBN petitioned the District Court of Denver County, Colorado (the “Court”) to determine the fair value of HBN. Based on both the plaintiff’s and the defendants’ expert valuation reports, the Company believes that the potential impact to its financial position and results of operations could range from $26,000 to approximately $2,656,000. HBN vigorously defended its position that the consideration paid for the net assets of HBN approximated fair value.  Discovery continued during the three months ended March 31, 2015 and a trial to hear the case before the Court occurred between April 14, 2015 and April 17, 2015.  At the conclusion thereof, a decision had not been rendered and post-trial briefs have been mandated by the Court.  As a result, the Company has determined that no amount within the range of potential impact is a better estimate than any other amount and therefore, no changes to the previously recorded accrual of $26,000 occurred during the three months ended March 31, 2015.

Except for the ongoing litigation concerning the acquisition of the net assets of HBN, management of the Company believes other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

13. Guarantees

In May 2014, the Company entered into a guarantee of the full and prompt payment and performance when due of all obligations due to a financial institution under a commercial line-of-credit agreement and note entered into by the Company’s equity-method investee, a residential mortgage operation in which the Company has a 50% interest. The term of the line-of-credit agreement is 12 months and the total amount of advances requested and unpaid principal balance cannot exceed $15,000,000. The line of credit bears interest at 0.5% over the financial institution’s base rate with a floor of 3.75%. The Company had entered into a similar guarantee during May 2013, which expired as of May 2014. The outstanding balance on the line of credit was approximately $6,895,000 and $4,548,000 as of March 31, 2015 and December 31, 2014, respectively. The Company did not incur any payments under this guarantee during the three months ended March 31, 2015, or in any prior periods, and does not anticipate that it will incur any payments through the duration of the guarantee.

14.  Related-Party Transactions

The Company’s real estate brokerage operations pay advertising fees to regional and national advertising funds, which promote the RE/MAX brand. These advertising funds are corporations owned by a majority stockholder of RIHI, who is also the Company’s Chief Executive Officer and Co-Founder, as trustee for RE/MAX agents, who does not receive any compensation from these corporations, as all funds received by the corporations are required to be spent on advertising for the respective regions. During the three months ended March 31, 2015 and 2014, the Company’s real estate brokerage operations paid $282,000 and $283,000, respectively, to these advertising funds. These payments are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Prior to October 7, 2013, the Company’s real estate brokerage operations in the Washington, D.C. area paid regional continuing franchise fees, broker fees and franchise sales revenue, as do all other RE/MAX franchisees in the Central Atlantic region, to Tails. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of Tails, and as such, prior to October 7, 2013, Tails was a related party to the Company. As described in Note 1, Business and Organization, a portion of the proceeds raised during the IPO was used to purchase certain assets of Tails. In addition, the Company’s owned real estate brokerage operations in the Washington, D.C. area recorded a payable to Tails and its affiliated regional advertising fund. As of March 31, 2015 and December 31, 2014, the amount of the payable was $1,093,000 and $1,031,000, respectively, and is included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

The majority stockholders of RIHI, including the Company’s current Chief Executive Officer, have made and continue to make a golf course they own available to the Company for business purposes. During the three months ended March 31, 2015 and 2014, the Company used the golf course for business purposes at no charge.

The Company also provides services to certain affiliated entities such as accounting, legal, marketing, technology, human resources and public relations services as it allows these companies to share its leased office space. During the three months ended March 31, 2015 and 2014, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $416,000 and $562,000, respectively. Such amounts are generally paid within 30 days and no such amounts were outstanding at March 31, 2015 or December 31, 2014.

The activity in the Company’s “Accounts receivable from affiliates” and “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable from affiliates:
RE/MAX of Texas Advertising Fund	$-	$246
Other	-	(15)
Total accounts receivable from affiliates	-	231
Accounts payable to affiliates:
Other	(1,186)	(1,114)
Total accounts payable to affiliates	(1,186)	(1,114)
Net accounts payable to affiliates	$(1,186)	$(883)

15.  Segment Information

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

As a result of changes in management’s process to assess performance and allocate resources, the Company implemented a new segment structure beginning in the second quarter of 2014.  The changes in the Company’s segment structure relate to certain corporate-wide professional services expenses, which were previously reflected in the Brokerage and Other reportable segment and, beginning in the second quarter of 2014, are being reflected in the Real Estate Franchise Services reportable segment. All prior segment information has been reclassified to reflect the Company’s new segment structure and current presentation. Adjusted EBITDA for the reportable segments excludes depreciation, amortization, interest expense, net and the provision for income taxes and is then adjusted for other non-cash and non-recurring cash charges or other items. Adjusted EBITDA for the reportable segments is also a key factor that is used by the Company’s internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of management for purposes of annual and other incentive compensation plans. The additional items that are adjusted to determine Adjusted EBITDA for the reportable segments include loss or gain on the sale or disposition of assets and sublease, loss on early extinguishment of debt, non-cash straight-line rent expense, non-recurring severance and other related expenses and acquisition integration and professional fees expense. The Company’s Real Estate Franchise Services reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name and the Company’s corporate-wide professional services expenses. All of the Company’s brokerage offices in its Real Estate Franchise Services reportable segment are franchised. The Company’s Brokerages reportable segment includes the Company’s brokerage services business and reflects the elimination of intersegment revenue and other consolidation entries.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the revenue and Adjusted EBITDA results of the Company’s reportable segments for the three months ended March 31, 2015 and 2014, respectively:

	Revenue (a)
	Three months ended March 31,
	2015	2014
	(in thousands)
Real Estate Franchise Services	$40,740	$39,099
Brokerages	3,467	2,781
Consolidated revenue	$44,207	$41,880

(a)

Transactions between the Real Estate Franchise Services and the Brokerages reportable segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services reportable segment include intercompany amounts paid from the Company’s brokerage services business of $432,000 and $422,000 for the three months ended March 31, 2015 and 2014, respectively. Such amounts are eliminated in the Brokerages reportable segment.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Adjusted EBITDA
	Three months ended March 31,
	2015	2014
	(in thousands)
Real Estate Franchise Services:
Net income	$8,972	$8,370
Depreciation and amortization	3,732	3,868
Interest expense	2,793	2,462
Interest income	(67)	(81)
Provision for income taxes	2,120	1,983
EBITDA	17,550	16,602
Gain on sale or disposition of assets and sublease	(83)	(196)
Loss on early extinguishment of debt	94	-
Non-cash straight-line rent expense	274	212
Non-recurring severance and other related expenses	451	-
Acquisition integration and professional fees expense	183	18
Adjusted EBITDA	$18,469	$16,636

Brokerages:
Net income (loss)	$158	$(572)
Depreciation and amortization	79	70
Interest expense	16	4
Interest income	-	-
Provision (benefit) for income taxes	28	(98)
EBITDA	281	(596)
Loss on sale or disposition of assets and sublease	40	18
Non-cash straight-line rent expense	(43)	(65)
Adjusted EBITDA	$278	$(643)

Consolidated:
Net income	$9,130	$7,798
Depreciation and amortization	3,811	3,938
Interest expense	2,809	2,466
Interest income	(67)	(81)
Provision for income taxes	2,148	1,885
EBITDA	17,831	16,006
Gain on sale or disposition of assets and sublease	(43)	(178)
Loss on early extinguishment of debt	94	-
Non-cash straight-line rent expense	231	147
Non-recurring severance and other related expenses	451	-
Acquisition integration and professional fees expense	183	18
Adjusted EBITDA	$18,747	$15,993

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in our most recent Annual Report on Form 10-K for the year ended December 31, 2014.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. For example, forward-looking statements include statements we make relating to:

•	our expectations regarding consumer trends in residential real estate transactions;
•	our expectations regarding overall economic and demographic trends, including the continued recovery of the United States (“U.S.”) residential real estate market;
•	our expectations regarding our performance during future downturns in the housing sector;
•	our growth strategy of increasing our agent count;
•	our ability to expand our network of franchises at higher than average rates in both new and existing but underpenetrated markets;
•	our expectations regarding agent count and productivity;
•	our growth strategy of increasing our number of closed transaction sides and transaction sides per agent;
•	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
•	the pursuit of future reacquisitions of Independent Regions;
•	our intention to pay dividends;
•	our future financial performance;
•	our ability to forecast selling, operating and administrative expenses;
•	the effects of laws applying to our business;
•	our ability to retain our senior management and other key employees;
•	our intention to pursue additional intellectual property protections;
•	our future compliance with U.S. or state franchise regulations;
•	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our information technology infrastructure;
•	the anticipated benefits of our advertising strategy; and
•	our intention to repatriate cash generated by our Canadian operations to the U.S. on a regular basis in order to minimize the impact of mark-to-market gains and losses experienced in recent quarters.

Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K for the year ended December 31, 2014. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We operate in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprises the operations of our owned and independent global franchising operations and includes our corporate-wide professional services expenses. The Brokerages reportable segment contains the operations of our owned brokerage offices in the U.S., which represent less than 1% of RE/MAX brokerages in the U.S., the results of operations of a mortgage brokerage company in which we own a non-controlling interest and reflects the elimination of intersegment revenue and other consolidation entities. Our reportable segments represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess performance and to allocate resources.

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

Through 2014, a portion of agents’ contributions to regional advertising funds in Company-owned and Independent Regions were remitted to a national advertising fund that centralized some national expenditures. During the third quarter of 2014, our regional franchise owners adopted a change in the marketing strategy for the regional and national advertising funds. Beginning in January 2015, the national advertising fund was discontinued and the RE/MAX advertising strategy now focuses on targeted, regional and local marketing. The amount of fees paid by each agent has not changed, but advertising dollars traditionally remitted to the national advertising fund and used for national television campaigns prospectively will be retained and managed by the regional advertising funds for use in regional programs, presenting valuable marketing opportunities at the regional and local level. Notwithstanding the discontinuance of the national advertising fund, on occasion, the advertising funds in Company-owned Regions, together with some or all of the advertising funds in Independent Regions, may contribute to national or pan-regional creative development and media purchases. We expect this transition to be completed during 2015. We are currently evaluating the impact that this change in advertising strategy may have on our future results of operations, if any.

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

The following table shows our agent count at the end of the periods indicated:

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2015	2014	2014	2014	2014	2013
Agent Count:
U.S.
Company-owned regions	35,845	35,299	35,377	34,686	33,911	33,416
Independent regions	22,100	21,806	21,804	21,576	21,375	21,075
U.S. Total	57,945	57,105	57,181	56,262	55,286	54,491
Canada
Company-owned regions	6,327	6,261	6,258	6,212	6,117	6,084
Independent regions	12,834	12,779	12,849	12,818	12,852	12,838
Canada Total	19,161	19,040	19,107	19,030	18,969	18,922
Outside U.S. and Canada
Company-owned regions (1)	-	328	312	301	323	338
Independent regions (1)	22,849	21,537	21,047	20,496	19,807	19,477
Outside U.S. and Canada Total	22,849	21,865	21,359	20,797	20,130	19,815
Total	99,955	98,010	97,647	96,089	94,385	93,228
Net change in agent count compared to the prior period	1,945	363	1,558	1,704	1,157

(1)

As of March 31, 2015, Independent Regions outside of the U.S. and Canada include 328 agents in the Caribbean and Central America regions which converted from Company-owned Regions to Independent Regions in connection with the divestiture of the Caribbean and Central America regions during the first quarter of 2015.

Revenue. The percentage of revenue from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners was 57.6% and 60.2% for the three months ended March 31, 2015 and 2014, respectively.  A smaller percentage of our revenue is based on transaction activity derived from a percentage of agent commissions and was 14.5% and 13.3% for the three months ended March 31, 2015 and 2014, respectively.

Adjusted EBITDA. We present Adjusted EBITDA because we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Our management uses Adjusted EBITDA as a factor in evaluating the performance of our business. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income on a consolidated basis and for our reportable segments.

The following table shows our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis and for our reportable segments for the periods presented:

	Three months ended March 31,
	2015	2014
	(in thousands, except margin data)
Consolidated:
Adjusted EBITDA	$18,747	$15,993
Adjusted EBITDA margins	42.4%	38.2%

Real Estate Franchise Services:
Adjusted EBITDA	$18,469	$16,636
Adjusted EBITDA margins	45.3%	42.5%

Brokerages:
Adjusted EBITDA	$278	$(643)
Adjusted EBITDA margins	8.0%	-23.1%

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

Our Adjusted EBITDA margins result primarily from the high margin Real Estate Franchise Services reportable segment. Our owned real estate brokerage operations have much lower margins due primarily to higher fixed costs resulting from rent and personnel expenses reflected in our Brokerages reportable segment, which adversely impacts our consolidated margins.

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

Changes in Aggregate Fee Revenue Per Agent. A significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents, including annual dues, continuing franchise fees and certain transaction or service-based fees. Our average annual revenue per agent for our Company-owned Regions in the U.S. and Canada is nearly three times greater than for our Independent Regions in the U.S. and Canada. Our average revenue per agent in regions outside of the U.S. and Canada is substantially lower than the average revenue per agent in the U.S. and Canada. We have expanded our owned regional franchising operations through acquisitions of Independent Regions in the U.S. and Canada, and intend to pursue reacquisition of other regions in the future. In addition, other changes in our aggregate revenue per agent are derived from changes in our fee arrangements with our franchisees and agents over time. Our revenue per agent also increases in other ways including when transaction sides and transaction sizes increase. This is because a portion of our revenue comes from fees tied to the number and size of real estate transactions closed by the agents in our network. Due to the low fixed cost structure of our franchise model, modest increases or decreases in revenue per agent impact the comparability of our operating results.

Results of Operations

The following tables set forth our results of operations for the periods presented as dollars for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended March 31,
	2015	2014
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$17,660	$17,704
Annual dues	7,802	7,506
Broker fees	6,420	5,558
Franchise sales and other franchise revenue	8,426	7,909
Brokerage revenue	3,899	3,203
Total revenue	44,207	41,880
Operating expenses:
Selling, operating and administrative expenses	25,071	25,287
Depreciation and amortization	3,811	3,938
Loss (gain) on sale or disposition of assets, net	2	(1)
Total operating expenses	28,884	29,224
Operating income	15,323	12,656
Other expenses, net:
Interest expense	(2,809)	(2,466)
Interest income	67	81
Foreign currency transaction losses	(1,421)	(529)
Loss on early extinguishment of debt	(94)	-
Equity in earnings (losses) of investees	212	(59)
Total other expenses, net	(4,045)	(2,973)
Income before provision for income taxes	11,278	9,683
Provision for income taxes	(2,148)	(1,885)
Net income	$9,130	$7,798
Less: net income attributable to non-controlling interest	6,379	5,390
Net income attributable to RE/MAX Holdings, Inc.	$2,751	$2,408

Adjusted EBITDA(1)	$18,747	$15,993

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

Comparison of the Three Months Ended March 31, 2015 and 2014

Total Revenue

A summary of the components of our revenue for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$17,660	$17,704	$(44)	-0.2%
Annual dues	7,802	7,506	296	3.9%
Broker fees	6,420	5,558	862	15.5%
Franchise sales and other franchise revenue	8,426	7,909	517	6.5%
Brokerage revenue	3,899	3,203	696	21.7%
Total revenue	$44,207	$41,880	$2,327	5.6%

Continuing Franchise Fees

Revenue from continuing franchise fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, remained flat at approximately $17.7 million during the three months ended March 31, 2015 and 2014. Revenue from continuing franchise fees increased $0.9 million primarily in our Company-owned and Independent Regions in the U.S. and Canada due to an increase in agent count. This increase was offset by a decrease in revenue from continuing franchise fees of $0.6 million partly due to certain changes in our aggregate fee revenue per agent associated with fee waivers related to a training and recruiting program that began in the fourth quarter of 2014, the divestiture of our Caribbean and Central America regions on January 1, 2015 and revenue recognized for cash received during the three months ended March 31, 2014 on accounts where collectability was previously deemed to be remote. The weakening of the Canadian dollar compared to the U.S. dollar also negatively impacted revenue by approximately $0.3 million.

Annual Dues

Revenue from annual dues, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased due to additional annual dues revenue of $0.5 million from the overall increase in total agent count of 5,570 from March 31, 2014 to March 31, 2015, of which 2,851 agents were located in the U.S. and Canada. The aforementioned increase was partially offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted annual dues revenue by approximately $0.2 million.

Broker Fees

Revenue from broker fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased due to an increase in revenue from broker fees of $1.0 million earned from Company-owned and Independent Regions in the U.S. and Canada, due primarily to an increase in agent count and home sale transaction activity. The aforementioned increase in broker fee revenue was partially offset by the weakening of the Canadian dollar against the U.S. dollar, which adversely impacted broker fee revenue by approximately $0.1 million.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased primarily due to an increase of $0.6 million in other franchise revenue recognized from our annual convention held in March driven by an increase in registration fees charged to attendees and an increase of $0.2 million in revenue from franchise sales driven primarily by an increase in the total number of office sales in our Company-owned and Independent Regions in the U.S. The aforementioned increases were offset by a reduction in franchise sales revenue of $0.1 million related to global regional franchise sales.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents and is entirely attributable to our Brokerages reportable segment, increased primarily as a result of increased management fee revenue recognized by our owned brokerages.

Operating Expenses

A summary of the components of our operating expenses for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$25,071	$25,287	$(216)	-0.9%
Depreciation and amortization	3,811	3,938	(127)	-3.2%
Loss (gain) on sale or disposition of assets, net	2	(1)	3	-300.0%
Total operating expenses	$28,884	$29,224	$(340)	-1.2%
Percent of revenue	65.3%	69.8%

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$10,631	$10,988	$(357)	-3.2%
Professional fees	2,736	2,338	398	17.0%
Rent and related facility operations	3,247	3,063	184	6.0%
Other	8,457	8,898	(441)	-5.0%
Total selling, operating and administrative expenses	$25,071	$25,287	$(216)	-0.9%

Selling, operating and administrative expenses decreased as follows:

•

Personnel costs decreased $0.4 million in our Real Estate Franchise Services reportable segment primarily as a result of a decrease in personnel costs of $1.2 million due to a reduction in overall headcount at our corporate headquarters as a result of the restructuring plan implemented during the fourth quarter of 2014 and the retirement of our former Chief Executive Officer on December 31, 2014. The aforementioned decrease was partially offset by an increase in severance and other related charges of $0.5 million for certain employees that were terminated during the first quarter of 2015 and an increase in general personnel costs and salaries of $0.5 million primarily due to employee incentives and other merit-based compensation. Personnel costs included in our Brokerages reportable segment remained flat at approximately $1.4 million during the three months ended March 31, 2015 and 2014.

•

Professional fees increased due to additional legal fees of $0.7 million incurred during the three months ended March 31, 2015 for certain litigation matters primarily related to our intellectual property. We also incurred additional professional fees of $0.1 million associated with our strategic initiatives, including investments in our information technology infrastructure. The aforementioned increases were offset by an overall reduction in compliance fees of $0.5 million primarily related to ongoing costs incurred during the three months ended March 31, 2014 in connection with our initial public offering in October 2013 (the “IPO”) and related reorganization transactions. The majority of our professional fees and the aforementioned fluctuations relate primarily to our Real Estate Franchise Services reportable segment.

•

Rent and related facility operations expense increased primarily due to a decrease in sublease income of $0.1 million recognized for certain subleased office space at our corporate headquarters, which are entirely attributable to our Real Estate Franchise Services reportable segment.

•

Other selling, operating and administrative expenses decreased primarily due to a decrease of $0.3 million as a result of synergies realized from hosting regional events concurrently with our annual convention and a reduction in costs incurred of $0.2 million during the three months ended March 31, 2015 due to publishing certain marketing materials to our franchise network in digital form. The majority of our other selling, operating and administrative expenses and the aforementioned fluctuations primarily relate to our Real Estate Franchise Services reportable segment.

Depreciation and Amortization

The majority of our depreciation and amortization expense is attributable to our Real Estate Franchise Services reportable segment and decreased primarily due to a net decrease in depreciation expense of $0.1 million related to assets that became fully depreciated.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,809)	$(2,466)	$(343)	13.9%
Interest income	67	81	(14)	-17.3%
Foreign currency transaction losses	(1,421)	(529)	(892)	168.6%
Loss on early extinguishment of debt	(94)	-	(94)	*
Equity in earnings (losses) of investees	212	(59)	271	-459.3%
Total other expenses, net	$(4,045)	$(2,973)	$(1,072)	36.1%
Percent of revenue	-9.2%	-7.1%

* Calculation not meaningful

Other expenses, net increased primarily due to an increase foreign currency transaction losses associated with cash held in foreign currencies as a result of the strengthening of the U.S. dollar against primarily the Canadian dollar. Interest expense also contributed to the increase in other expenses, net due primarily to costs incurred during the three months ended March 31, 2015 associated with an amendment to our credit agreement entered into with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto, by RE/MAX, LLC, a wholly owned subsidiary of RMCO (the “2013 Senior Secured Credit Facility”) on March 11, 2015. The aforementioned increases to other expenses, net were partially offset by an increase in income recognized from our investment in a mortgage brokerage company primarily as a result of increased mortgage refinancing activity and is the only material component of other expenses, net attributable to our Brokerages reportable segment.

Provision for Income Taxes

The provision for income taxes increased primarily due to an increase in the income before provision for income taxes during the three months ended March 31, 2015 as our effective income tax rate remained relatively consistent at 19.0% and 19.5% during the three months ended March 31, 2015 and 2014, respectively. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity” and annual changes in state income tax rates.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, Inc. (“RIHI”), increased primarily due to the increase in net income of $1.3 million during the three months ended March 31, 2015. For the three months ended March 31, 2015 and 2014, the non-controlling unitholders had a weighted average economic interest in RMCO of 60.01% and 60.44%, respectively.

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins for our consolidated results were $18.7 million and 42.4% for the three months ended March 31, 2015, an increase of $2.8 million from the comparable prior year period. On a consolidated basis, the strengthening of the U.S. dollar compared to global currencies, primarily the Canadian dollar, negatively impacted our Adjusted EBITDA and Adjusted EBITDA margins by $2.0 million and 3.8%, respectively.

Adjusted EBITDA and Adjusted EBITDA margins for our Real Estate Franchise Services reportable segment were $18.5 million and 45.3% for the three months ended March 31, 2015, an increase of $1.8 million from the comparable prior year period. The increase in Adjusted EBITDA in our Real Estate Franchise Services reportable segment was principally the result of an increase in total revenue of $1.6 million due primarily to agent count growth and an increase in other franchise revenue recognized from our annual convention. The increase in Adjusted EBITDA was also due to a decrease of $1.1 million in selling, operating and administrative expenses, adjusted for the impact of losses and gains on sublease activity, non-cash straight-line rent expense, non-recurring severance and other related expenses and acquisition integration and professional fees expense. Adjusted EBITDA was adversely impacted by $0.9 million related to foreign currency transaction losses.

Adjusted EBITDA and Adjusted EBITDA margins for our Brokerages reportable segment were $0.3 million and 8.0% for the three months ended March 31, 2015, an increase of $0.9 million from the comparable prior year period. The increase in Adjusted EBITDA in our Brokerages reportable segment was primarily due to an increase in revenue of $0.7 million driven by increased management fee revenue recognized by our owned brokerages, and an increase in equity in earnings of investees of $0.3 million.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, net and the provision for income taxes, each of which is presented in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, non-cash straight-line rent expense, non-recurring severance and other related expenses and acquisition integration and professional fees expense. During the third quarter of 2014, we revised our definition of Adjusted EBITDA to no longer adjust for recurring equity-based compensation expense. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. During the fourth quarter of 2014, we revised our definition of Adjusted EBITDA to adjust for non-recurring severance and other related expenses.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider Adjusted EBITDA either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	this measure does not reflect changes in, or cash requirements for, our working capital needs;
•	this measure does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	this measure does not reflect our income tax expense or the cash requirements to pay our taxes;
•	this measure does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•	this measure does not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
•

this measure does not reflect the cash requirements to pay RIHI and Weston Presidio V., L.P. (collectively, the “Historical Owners”) pursuant to the separate tax receivable agreements entered into at the time of the IPO (collectively, the “TRAs”);

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements; and

•	other companies may calculate this measure differently so they may not be comparable.

A reconciliation of Adjusted EBITDA to net income for our consolidated results and reportable segments for the three months ended March 31, 2015 and 2014 is set forth in the following table:

	Three months ended March 31,
	2015	2014
	(in thousands)
Consolidated:
Net income	$9,130	$7,798
Depreciation and amortization	3,811	3,938
Interest expense	2,809	2,466
Interest income	(67)	(81)
Provision for income taxes	2,148	1,885
EBITDA	17,831	16,006
Gain on sale or disposition of assets and sublease (1)	(43)	(178)
Loss on early extinguishment of debt (2)	94	-
Non-cash straight-line rent expense (3)	231	147
Non-recurring severance and other related expenses (4)	451	-
Acquisition integration and professional fees expense (5)	183	18
Adjusted EBITDA	$18,747	$15,993

Real Estate Franchise Services:
Net income	$8,972	$8,370
Depreciation and amortization	3,732	3,868
Interest expense	2,793	2,462
Interest income	(67)	(81)
Provision for income taxes	2,120	1,983
EBITDA	17,550	16,602
Gain on sale or disposition of assets and sublease (1)	(83)	(196)
Loss on early extinguishment of debt (2)	94	-
Non-cash straight-line rent expense (3)	274	212
Non-recurring severance and other related expenses (4)	451	-
Acquisition integration and professional fees expense (5)	183	18
Adjusted EBITDA	$18,469	$16,636

Brokerages:
Net income (loss)	$158	$(572)
Depreciation and amortization	79	70
Interest expense	16	4
Interest income	-	-
Provision (benefit) for income taxes	28	(98)
EBITDA	281	(596)
Loss on sale or disposition of assets and sublease (1)	40	18
Non-cash straight-line rent expense (3)	(43)	(65)
Adjusted EBITDA	$278	$(643)

(1)	Represents losses (gains) on the sale or disposition of assets as well as the losses (gains) on the sublease of a portion of our corporate headquarters office building.
(2)	Represents losses incurred on early extinguishment of debt on our 2013 Senior Secured Credit Facility for the three months ended March 31, 2015.
(3)	Represents the non-cash charge to appropriately record rent expense on a straight-line basis over the term of the lease agreement taking into consideration escalation in monthly cash payments.
(4)	Represents non-recurring severance and other related expenses recognized for certain employees who were terminated during the three months ended March 31, 2015.
(5)

Acquisition integration and professional fees expense include fees incurred in connection with our acquisitions of certain assets of HBN, Inc. and Tails, Inc. in October 2013. Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market, which have contributed to increasing annual operating cash flows. In this regard, our short-term liquidity position has been, and will continue to be, affected by the number of agents in the RE/MAX network. Our primary sources of liquidity are our existing cash balances and credit availability under our 2013 Senior Secured Credit Facility. Our cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of selling, operating and administrative expenses, (iii) principal payments and related interest expense on our 2013 Senior Secured Credit Facility, (iv) distributions and other payments to non-controlling unitholders, (v) corporate tax payments paid by the Company, (vi) cash consideration for acquisitions and acquisition-related expenses, (vii) dividend payments to stockholders of our Class A common stock and (viii) payments to Historical Owners pursuant to the TRAs.

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

Sources and Uses of Cash

Three Months Ended March 31, 2015 and 2014

As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $114.5 million and $107.2 million, respectively, of which approximately $3.7 million and $23.0 million were held by our foreign entities, respectively. The reduction in cash and cash equivalents held by our foreign entities was the result of a repatriation of $26.0 million in Canadian dollars, or $20.9 million in U.S. dollars, in the first quarter of 2015. Prospectively, we intend to repatriate cash generated by our Canadian operations to the U.S. on a regular basis. The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$14,419	$12,495	$1,924
Investing activities	(348)	(477)	129
Financing activities	(6,489)	(3,181)	(3,308)
Effect of exchange rate changes on cash	(235)	(43)	(192)
Net change in cash and cash equivalents	$7,347	$8,794	$(1,447)

The increase in cash provided by operating activities was primarily attributable to an increase in cash provided by revenue activities of $1.4 million primarily as a result of increased agent count and increased franchise sales and other franchise revenue received from our annual convention due to an increase in registration fees charged to participants. Cash provided by operating activities also increased due to a decrease in cash used in selling, operating and administrative activities of $0.8 million primarily driven by a reduction in cash paid for salaries and other personnel costs. Cash provided by operating activities was negatively impacted by additional cash paid for interest of $0.4 million primarily related to fees paid in connection with amending our 2013 Senior Secured Credit Facility on March 11, 2015.

Cash used in investing activities decreased primarily as a result of a decrease in the purchases of property, equipment and software.

The increase in cash used in financing activities was primarily attributable to the $7.3 million mandatory excess cash flow prepayment paid in March 2015 required pursuant to the terms of our 2013 Senior Secured Credit Facility. We made a similar mandatory excess cash flow prepayment of $14.6 million in April 2014. Cash used in financing activities also increased due to $0.6 million of costs incurred in connection with amending our 2013 Senior Secured Credit Facility. The aforementioned increases in cash used in financing activities were partially offset by a reduction in tax and other distributions of $2.5 million paid to RMCO’s non-controlling unitholders pursuant to the terms of the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “RMCO, LLC Agreement”). Cash used in financing activities also decreased due to the excess tax benefit of $1.1 million realized in the first quarter of 2015 upon the exercise of stock options and as a result of cash received of $0.9 million from the exercise of stock options, neither of which occurred in the comparable prior year period.

Financing Resources

In July 2013, RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into the 2013 Senior Secured Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto. Under the 2013 Senior Secured Credit Facility, RE/MAX, LLC also has a revolving line of credit available of up to $10.0 million. On the closing date of the 2013 Senior Secured Credit Facility, RE/MAX, LLC borrowed $230.0 million of term loans thereunder. The proceeds provided by these term loans were used to refinance and repay existing indebtedness and for working capital, capital expenditures and general corporate purposes.

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both LIBOR and ABR loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts the Company may distribute in the form of dividends to its non-controlling unitholders and stockholders of its Class A common stock. In connection with this amendment, we incurred costs of $1.1 million, of which $0.6 million was recorded as an unamortized debt discount and are being amortized over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $0.5 million was expensed as incurred.

We are required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. We made an excess cash flow prepayment of $7.3 million on March 26, 2015 and as a result of this payment, we recorded a loss during the three months ended March 31, 2015 of $0.1 million related to unamortized debt discount and issuance costs.

As of March 31, 2015, we had $203.3 million of term loans outstanding, net of an unamortized discount, had no revolving loans outstanding and had $10.0 million in revolving loans available under our 2013 Senior Secured Credit Facility.

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

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity. We have existing cash balances, cash flows from operating activities and access to our revolving line of credit available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $0.3 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively. Amounts paid for purchases of property and equipment relate to leasehold improvements and spending on purchased and developed software relate to investments in our information technology infrastructure. In order to expand our technological capabilities, we have invested in information technology projects that will improve operational efficiencies and enhance the tools and services provided to the agents and brokers in our network. We anticipate spending between $3.5 million and $4.0 million during 2015 on purchased and developed software for investments in our information technology infrastructure.

Dividends

During the three months ended March 31, 2015, our Board of Directors declared a quarterly dividend of $0.125 per share on all outstanding shares of Class A common stock and a special dividend of $1.50 per share on all outstanding shares of our Class A common stock as disclosed in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On May 7, 2015, we declared a quarterly dividend of $0.125 per share on all outstanding shares of Class A common stock, which is payable on June 4, 2015 to shareholders of record at the close of business on May 21, 2015.  The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and to the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the RMCO, LLC Agreement, RMCO is generally required to distribute cash on a pro rata basis to its members to the extent necessary to cover each member’s estimated tax liabilities, if any, with respect to their allocable share of RMCO earnings, but only to the extent that any other discretionary distributions from RMCO for the relevant period were otherwise insufficient to enable each member to cover its estimated tax liabilities. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on tax distributions made by RMCO.

Other Distributions

Discretionary cash distributions may also be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement. We expect that future cash distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the stockholders of our Class A common stock, including the dividends declared on May 7, 2015, or otherwise on a discretionary basis as we determine to be necessary or appropriate. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on other distributions made by RMCO.

Off Balance Sheet Arrangements

Other than the guarantee of a performance agreement and a line-of-credit agreement each disclosed in Note 13 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have no material off balance sheet arrangements as of March 31, 2015.

Commitments and Contingencies

Except for the ongoing litigation concerning our acquisition of the net assets of HBN as disclosed in Note 12 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, our management does not believe there are any other litigation matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, for which there were no material changes, included:

•	Allowances for Accounts and Notes Receivable
•	Goodwill Impairment Testing
•	Franchise Agreements and Other Intangible Assets
•	Acquisitions – Purchase Price Allocation
•	Income Tax Accounting
•	Payments Pursuant to the Tax Receivable Agreements
•	Equity-Based Compensation

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements applicable to us and the effect of those standards on our consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We have operations both within the U.S. and globally and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large franchisees. In addition, our investment strategy has been to invest in financial instruments that are highly liquid, readily convertible into cash and mature within three months from the date of purchase. We do not use derivative instruments to mitigate the impact of our market risk exposures. We have also not used derivatives for trading or speculative purposes.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2013 Senior Secured Credit Facility which bears interest at variable rates. At March 31, 2015, $203.3 million in term loans were outstanding under our 2013 Senior Secured Credit Facility, net of an unamortized discount. As of March 31, 2015, the undrawn borrowing availability under the revolving line of credit under our 2013 Senior Secured Credit Facility was $10.0 million. The interest rate on our 2013 Senior Secured Credit Facility entered into in July 2013 and as amended on March 11, 2015 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of global franchisees in Canada and 96 other countries. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. As the U.S. dollar has strengthened compared to most foreign currencies, including the Canadian dollar during 2014 and 2015, our financial position and results of operations have been adversely affected. We had foreign currency transaction losses of approximately $1.4 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. Prospectively, we intend to repatriate cash generated by our Canadian operations to the U.S. on a regular basis. During the three months ended March 31, 2015, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $0.6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors since those published in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 4, 2015, Vincent J. Tracey, who has served with distinction in various roles with the RE/MAX organization over the past 37 years, most recently as President since 2004, announced that he will retire following the RE/MAX annual Broker Owner Conference in August. Mr. Tracey entered into a retirement agreement with the Company (the “Retirement Agreement”) on May 4, 2015. Pursuant to the Retirement Agreement, Mr. Tracey now holds the title of President Emeritus, until his retirement on August 19, 2015 (the “Separation Date”). Pursuant and subject to the terms of the Retirement Agreement, Mr. Tracey will receive retirement benefits as follows. He will continue to receive his current base salary of $503,000 through the Separation Date. Following the Separation Date, he will receive a special bonus of $10,000 and one additional year of his current base salary, to be paid over a two year period beginning on September 1, 2015. Mr. Tracey’s unvested restricted stock units will vest on the Separation Date. The foregoing summary of the Retirement Agreement does not purport to be complete and is qualified in its entirety by reference to the Retirement Agreement, which is filed as Exhibit 10.2 hereto.

On May 7, 2015, the Company’s Board of Directors appointed Geoffrey D. Lewis as President. Mr. Lewis, 57, has served as Executive Vice President and Chief Legal Officer since 2013. He joined RE/MAX in 2004 as Senior Vice President, General Counsel and in 2004 became Senior Vice President and Chief Legal Officer. Mr. Lewis has an employment agreement which is described in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 28, 2014 which description is hereby incorporated by reference.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	3.2

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	First Amendment to Credit Agreement, dated as of March 11, 2015, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	001-36101	3/13/2015	10.24

10.2	Retirement Agreement, dated May 4, 2015, among Vincent J. Tracey, RE/MAX Holdings, Inc., RIHI, Inc., RMCO, LLC and RE/MAX, LLC.					X

31.1	Certification of Chief Executive Officer, Chairman and Co-Founder pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1

Certification of Chief Executive Officer, Chairman and Co-Founder and Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

RE/MAX Holdings, Inc. (Registrant)

Date:	May 8, 2015	By:	/s/ David L. Liniger
David L. Liniger Chief Executive Officer, Chairman and Co-Founder (Principal Executive Officer)

Date:	May 8, 2015	By:	/s/ David M. Metzger
David M. Metzger Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)