Form 10-Q
period 2015-06-30
RE/MAX Holdings, Inc.
filed 2015-08-07
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015.

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of July 31, 2015 was 12,329,110 and 1, respectively.

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2015 and June 30, 2014	4
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and June 30, 2014	5
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2015	6
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and June 30, 2014	7
	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	50

Item 4.	Controls and Procedures	51

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

	SIGNATURES	54

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$80,276	$107,199
Escrow cash - restricted	95	693
Accounts and notes receivable, current portion, less allowances of $4,794 and $4,495, respectively	19,455	16,641
Accounts receivable from affiliates	—	231
Income taxes receivable	1,340	765
Other current assets	3,839	5,237
Total current assets	105,005	130,766
Property and equipment, net of accumulated depreciation of $19,184 and $19,993, respectively	2,645	2,661
Franchise agreements, net of accumulated amortization of $94,039 and $87,330, respectively	68,722	75,505
Other intangible assets, net of accumulated amortization of $8,751 and $8,550, respectively	3,450	2,725
Goodwill	72,247	72,463
Deferred tax assets, net	65,382	66,903
Investments in equity method investees	3,878	3,693
Debt issuance costs, net	1,681	1,896
Other assets	2,068	1,715
Total assets	$325,078	$358,327
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$192	$561
Accounts payable to affiliates	1,199	1,114
Escrow liabilities	95	693
Accrued liabilities	9,611	9,380
Income taxes payable	112	189
Deferred revenue and deposits	18,900	17,142
Current portion of debt	12,381	9,460
Current portion of payable pursuant to tax receivable agreements	3,914	3,914
Other current liabilities	343	211
Total current liabilities	46,747	42,664
Debt, net of current portion	190,466	202,213
Payable pursuant to tax receivable agreements, net of current portion	63,504	63,504
Deferred tax liabilities, net	184	190
Other liabilities, net of current portion	10,392	10,473
Total liabilities	311,293	319,044
Commitments and contingencies (note 12)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 12,329,110 shares issued and outstanding as of June 30, 2015; 11,768,041 shares issued and outstanding as of December 31, 2014	1	1
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	246,923	241,882
(Accumulated deficit) retained earnings	(1,183)	12,041
Accumulated other comprehensive income	127	886
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	245,868	254,810
Non-controlling interest	(232,083)	(215,527)
Total stockholders' equity	13,785	39,283
Total liabilities and stockholders' equity	$325,078	$358,327

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Continuing franchise fees	$18,268	$18,024	$35,928	$35,728
Annual dues	7,875	7,643	15,677	15,149
Broker fees	9,247	8,016	15,667	13,574
Franchise sales and other franchise revenue	5,485	4,554	13,911	12,463
Brokerage revenue	3,402	4,062	7,301	7,265
Total revenue	44,277	42,299	88,484	84,179
Operating expenses:
Selling, operating and administrative expenses	19,730	19,475	44,801	44,762
Depreciation and amortization	3,808	3,812	7,619	7,750
Gain on sale or disposition of assets, net	(617)	—	(615)	(1)
Total operating expenses	22,921	23,287	51,805	52,511
Operating income	21,356	19,012	36,679	31,668
Other expenses, net:
Interest expense	(2,301)	(2,286)	(5,110)	(4,752)
Interest income	33	66	100	147
Foreign currency transaction gains (losses)	37	836	(1,384)	307
Loss on early extinguishment of debt	—	(178)	(94)	(178)
Equity in earnings of investees	390	188	602	129
Total other expenses, net	(1,841)	(1,374)	(5,886)	(4,347)
Income before provision for income taxes	19,515	17,638	30,793	27,321
Provision for income taxes	(3,457)	(3,129)	(5,605)	(5,014)
Net income	$16,058	$14,509	$25,188	$22,307
Less: net income attributable to non-controlling interest	11,088	10,132	17,500	15,519
Net income attributable to RE/MAX Holdings, Inc.	$4,970	$4,377	$7,688	$6,788

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.41	$0.38	$0.64	$0.59
Diluted	$0.40	$0.36	$0.62	$0.55
Weighted average shares of Class A common stock outstanding
Basic	12,225,678	11,593,885	12,022,769	11,600,889
Diluted	12,399,527	12,230,014	12,346,834	12,238,189
Cash dividends declared per share of Class A common stock	$0.1250	$0.0625	$1.7500	$0.1250

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$16,058	$14,509	$25,188	$22,307
Change in cumulative translation adjustment	75	186	(458)	9
Other comprehensive income (loss), net of tax	75	186	(458)	9
Comprehensive income	16,133	14,695	24,730	22,316
Less: comprehensive income attributable to non-controlling interest	11,742	10,244	17,801	15,524
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$4,391	$4,451	$6,929	$6,792

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

						(Accumulated	Accumulated
	Class A		Class B		Additional	deficit)	other	Non-	Total
	common stock		common stock		paid-in	retained	comprehensive	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	income	interest	equity
Balances, January 1, 2015	11,768,041	$1	1	$—	$241,882	$12,041	$886	$(215,527)	$39,283
Net income	—	—	—	—	—	7,688	—	17,500	25,188
Distributions paid to non-controlling unitholders	—	—	—	—	—	—	—	(34,357)	(34,357)
Equity-based compensation	—	—	—	—	668	—	—	—	668
Dividends paid to Class A common stockholders	—	—	—	—	—	(20,912)	—	—	(20,912)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(759)	301	(458)
Issuance of Class A common stock, equity-based compensation plans	561,069	—	—	—	2,012	—	—	—	2,012
Excess tax benefit realized on exercise of stock options	—	—	—	—	2,361	—	—	—	2,361
Balances, June 30, 2015	12,329,110	$1	1	$—	$246,923	$(1,183)	$127	$(232,083)	$13,785

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$25,188	$22,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,619	7,750
Bad debt expense	487	305
Gain on sale or disposition of assets, net	(615)	(1)
Loss on early extinguishment of debt	94	178
Equity-based compensation	668	332
Non-cash interest expense	209	186
Deferred income tax expense and other	1,083	1,313
Changes in operating assets and liabilities:
Accounts and notes receivable, current portion	(3,516)	(3,542)
Advances from/to affiliates	333	(12)
Other current and noncurrent assets	567	1,854
Other current and noncurrent liabilities	113	(2,777)
Deferred revenue and deposits	1,976	1,549
Net cash provided by operating activities	34,206	29,442
Cash flows from investing activities:
Purchases of property, equipment and software	(919)	(702)
Proceeds from sale of property and equipment	11	1
Capitalization of trademark costs	(41)	(58)
Disposition	20	—
Cost to sell assets	(71)	—
Net cash used in investing activities	(1,000)	(759)
Cash flows from financing activities:
Payments on debt	(8,360)	(15,740)
Capitalized debt amendment costs	(555)	—
Distributions paid to non-controlling unitholders	(34,357)	(14,437)
Dividends paid to Class A common stockholders	(20,912)	(1,449)
Payments on capital lease obligations	(154)	(103)
Proceeds from exercise of stock options	2,013	—
Excess tax benefit realized on exercise of stock options and delivery of vested restricted stock units	2,361	125
Cancellation of vested restricted stock units for required tax withholding	—	(818)
Net cash used in financing activities	(59,964)	(32,422)
Effect of exchange rate changes on cash	(165)	(16)
Net decrease in cash and cash equivalents	(26,923)	(3,755)
Cash and cash equivalents, beginning of year	107,199	88,375
Cash and cash equivalents, end of period	$80,276	$84,620
Supplemental disclosures of cash flow information:
Cash paid for interest and debt amendment costs	$4,901	$4,507
Cash paid for income taxes	2,367	4,197
Schedule of non-cash investing and financing activities:
Note receivable received as consideration for sale of brokerage operations assets	$430	$—
Capital leases for property and equipment	412	18
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	459	50

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013 and was capitalized on July 8, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share. A portion of the proceeds received by RE/MAX Holdings from the IPO was used to acquire the net business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) in the Southwest and Central Atlantic regions of the United States (“U.S.”), respectively, which were subsequently contributed to RMCO, LLC and its consolidated subsidiaries (“RMCO”), and the remaining proceeds were used to purchase common membership units in RMCO. After completion of the IPO, RE/MAX Holdings owned 39.56% of the common membership units in RMCO. As of June 30, 2015, RE/MAX Holdings owns 41.01% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  As a result, RE/MAX Holdings consolidates the financial position and results of operations of RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is one of the world’s leading franchisors of residential and commercial real estate brokerage services throughout the U.S. and globally. The Company also operates a small number of real estate brokerages in the U.S. The Company’s revenue is derived from continuing franchise fees (which consist of fixed contractual fees paid monthly by regional franchise owners and franchisees based on the number of agents in the respective franchise region or franchisee’s office), annual dues from agents, broker fees (which consist of fees paid by regional franchise owners and franchisees for real estate commissions paid by customers when an agent sells a home), franchise sales and other franchise revenue (which consist of fees from initial sales and renewals of franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs) and brokerage revenue (which consists of fees assessed by the Company’s owned brokerages for services provided to their affiliated real estate agents). The Company, as a franchisor, grants each broker-owner a license to use the RE/MAX brand, trademark, promotional and operating materials and concepts.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and comprise the condensed consolidated financial statements of the Company and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and December 31, 2014, the results of its operations for the three and six months ended June 30, 2015 and 2014, changes in its stockholders’ equity for the six months ended June 30, 2015 and results of its cash flows for the six months ended June 30, 2015 and 2014. Interim results may not be indicative of full year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Principles of Consolidation

RE/MAX Holdings holds an approximate 40% economic interest in RMCO, but as its managing member, RE/MAX Holdings controls RMCO’s operations, management and activities. As a result, RE/MAX Holdings consolidates RMCO and records a non-controlling interest in the accompanying Condensed Consolidated Balance Sheets and records net income attributable to the non-controlling interest and comprehensive income attributable to the non-controlling interest in the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, respectively.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-10, Technical Corrections and Improvements, which both clarifies and simplifies content in the FASB Accounting Standards Codification and corrects unintended application of U.S. GAAP. ASU 2015-10 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on fees paid in a cloud computing arrangement and clarifies the accounting for a software license element of a cloud computing arrangement. ASU 2015-05 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The standard permits the use of either the retrospective or prospective transition method. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs related to a debt liability as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective retrospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of this standard is expected to impact the presentation of certain financial statement line items within the Company’s consolidated balance sheets and related disclosures, but will not affect the Company’s consolidated results of operations.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by one year and permitted early adoption of the standard, but not before the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also provides guidance on the financial statement presentation and disclosures of discontinued operations. ASU 2014-08 became effective prospectively for the Company on January 1, 2015 and a sale that occurred during the second quarter of 2015 did not qualify as a discontinued operation.  See Note 5, Dispositions, for additional information.

Critical Accounting Judgments and Estimates

There have been no changes in the Company’s critical accounting judgments and estimates from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company believes that the disclosures herein are adequate so that the information presented is not misleading.

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and subsequent to the IPO, began to operate and control all of the business affairs of RMCO. As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013. RE/MAX Holdings owns a 41.01% and 39.89% minority economic interest in RMCO as of June 30, 2015 and December 31, 2014, respectively, and records a non-controlling interest for the remaining 58.99% and 60.11% economic interest in RMCO held by RIHI, Inc. (“RIHI”) as of June 30, 2015 and December 31, 2014, respectively. RE/MAX Holdings’ minority economic interest in RMCO increased due to the increase in common units which were issued concurrently with the issuance of shares of Class A common stock upon the exercise of 559,068 stock options and the grant of 2,001 shares during the six months ended June 30, 2015, as discussed in Note 10, Equity-Based Compensation. RE/MAX Holdings’ only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between RE/MAX Holdings and RMCO. “Net income attributable to non-controlling interest” in the accompanying Condensed Consolidated Statements of Income represents the portion of earnings attributable to the economic interest in RMCO held by the non-controlling unitholders. As of October 7, 2013, “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets represented the carryover basis of RIHI’s capital account in RMCO. Prospectively, the non-controlling interest has been adjusted to reflect tax and other cash distributions made to, and the income allocated to, the non-controlling unitholders. The ownership of the common units in RMCO is summarized as follows:

	June 30,		December 31,
	2015		2014
	Shares	Ownership %	Shares	Ownership %
Non-controlling unitholders ownership of common units in RMCO	17,734,600	58.99%	17,734,600	60.11%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	12,329,110	41.01%	11,768,041	39.89%
Total common units in RMCO	30,063,710	100.00%	29,502,641	100.00%

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The aforementioned ownership percentages are used to calculate the net income attributable to RE/MAX Holdings. A reconciliation from “Income before provision for income taxes” to “Net income attributable to RE/MAX Holdings, Inc.” in the accompanying Condensed Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income before provision for income taxes	$19,515	$17,638	$30,793	$27,321
Weighted average ownership percentage of controlling interest	40.81%	39.53%	40.40%	39.55%
Income before provision for income taxes attributable to RE/MAX Holdings, Inc.	7,964	6,972	12,440	10,805
Provision for income taxes attributable to RE/MAX Holdings, Inc.	(2,994)	(2,595)	(4,752)	(4,017)
Net income attributable to RE/MAX Holdings, Inc.	$4,970	$4,377	$7,688	$6,788

A reconciliation of the “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Provision for income taxes attributable to RE/MAX Holdings, Inc. (a)	$(2,994)	$(2,595)	$(4,752)	$(4,017)
Provision for income taxes attributable to entities other than RE/MAX Holdings, Inc. (b)	(463)	(534)	(853)	(997)
Provision for income taxes	$(3,457)	$(3,129)	$(5,605)	$(5,014)

(a)

The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes as well as RE/MAX Holdings’ approximate 40% share of the taxes imposed directly on RE/MAX, LLC, a wholly-owned subsidiary of RMCO, related to tax liabilities in certain foreign jurisdictions of $316,000 and $351,000 for the three months ended June 30, 2015 and 2014, respectively, and $578,000 and $654,000 for the six months ended June 30, 2015 and 2014, respectively.

(b)

The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “RMCO, LLC Agreement”), RMCO is generally required to distribute cash on a pro rata basis to its members to the extent necessary to cover each member’s estimated tax liabilities, if any, with respect to their allocable share of RMCO earnings, but only to the extent that any other discretionary distributions from RMCO for the relevant period were otherwise insufficient to enable each member to cover its estimated tax liabilities. RMCO makes such tax distributions to its members based on an estimated tax rate stipulated in the RMCO, LLC Agreement. Upon completion of its tax returns with respect to the prior year, RMCO may make other discretionary true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. Distributions for taxes paid to or on behalf of non-controlling unitholders under the RMCO, LLC Agreement were $115,000 and $12,221,000 during the six months ended June 30, 2015 and 2014, respectively, and are recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity and reported in “Distributions paid to non-controlling unitholders” in the accompanying Condensed Consolidated Statements of Cash Flows.

Other Distributions

Discretionary cash distributions may also be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement.  The Company expects that future cash distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the stockholders of the Company’s Class A common stock, or otherwise on a discretionary basis as determined to be necessary or appropriate by the Company. The Company made other distributions to non-controlling unitholders of $34,242,000 during the six months ended June 30, 2015, which is recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity and reported in “Distributions paid to non-controlling unitholders” in the accompanying Condensed Consolidated Statements of Cash Flows.  Of this amount, $31,036,000 related to dividend distributions as discussed in Note 4, Earnings Per Share and Dividends, and $3,206,000 was a discretionary distribution paid in connection with the terms of the RMCO, LLC Agreement. During the six months ended June 30, 2014, the Company made other distributions to non-controlling unitholders of $2,216,000.

On August 6, 2015, the Company declared a distribution to non-controlling unitholders of $2,217,000, which is payable on September 3, 2015.  No other distributions were paid to non-controlling unitholders during the six months ended June 30, 2015 and 2014.

Payments Pursuant to the Tax Receivable Agreements

At the time of the IPO, RE/MAX Holdings entered into separate TRAs with RMCO’s historical owners, RIHI and Weston Presidio V., L.P. (“Weston Presidio”). During the second quarter of 2015, Weston Presidio assigned, transferred and conveyed to Oberndorf Investments LLC (“Oberndorf”) all of its rights, title and interest in and to, and all of its liabilities and obligations under, the TRA dated as of October 7, 2013 by and between RE/MAX Holdings and Weston Presidio. In connection therewith, the Company entered into a joinder to the TRA on May 29, 2015 with Western Presidio and Oberndorf  (the “Joinder Agreement”). Neither the assignment and transfer nor the Joinder Agreement impacted the financial position or results of operations and cash flows of the Company.

As of June 30, 2015, the Company reflected a liability of $67,418,000, representing the payments due to RIHI and Oberndorf, under the terms of the TRAs (see current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Condensed Consolidated Balance Sheets).

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of June 30, 2015, the Company estimates that amounts payable pursuant to the TRAs within the next 12 month period will be approximately $3,914,000. To determine the current amount of the payments due to RIHI and Oberndorf, the Company estimated the amount of taxable income that RE/MAX Holdings generated during 2014 and the amount of the specified deductions subject to the TRAs which are expected to be realized by RE/MAX Holdings in its 2014 federal and state tax returns. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs. No amounts were paid pursuant to the terms of the TRAs during the six months ended June 30, 2015 or 2014.

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

Obligations pursuant to the TRAs are obligations of RE/MAX Holdings. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income. In general, items of income, gain, loss and deduction are allocated on the basis of the members’ ownership interests pursuant to the RMCO, LLC Agreement after taking into consideration all relevant sections of the Internal Revenue Code.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$4,970	$4,377	$7,688	$6,788
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	12,225,678	11,593,885	12,022,769	11,600,889
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	12,225,678	11,593,885	12,022,769	11,600,889
Add dilutive effect of the following:
Stock options	146,638	587,906	301,928	590,953
Restricted stock units	27,211	48,223	22,137	46,347
Weighted average shares of Class A common stock outstanding, diluted	12,399,527	12,230,014	12,346,834	12,238,189
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.41	$0.38	$0.64	$0.59
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.40	$0.36	$0.62	$0.55

The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Dividends

The Company’s Board of Directors declared quarterly dividends of $0.125 per share on all outstanding shares of Class A common stock in both the first and second quarters of 2015, or $3,029,000 in total dividends. Of this amount, $1,500,000 was paid on April 8, 2015 and $1,529,000 was paid on June 4, 2015. The Company made corresponding distributions to non-controlling unitholders of $2,217,000 on both April 8, 2015 and June 4, 2015. Additionally, during the six months ended June 30, 2015, the Company’s Board of Directors declared a special dividend of $1.50 per share on all outstanding shares of Class A common stock, or $17,883,000 in total dividends, which along with a corresponding distribution to non-controlling unitholders of $26,602,000, was paid on April 8, 2015. The Company’s Board of Directors declared quarterly dividends of $0.0625 per share on all outstanding shares of Class A common stock in both the first and second quarters of 2014, or $1,449,000 in total dividends. Of this amount, $725,000 was paid on April 18, 2014 and $724,000 was paid on June 5, 2014. The Company made corresponding distributions to non-controlling unitholders of $1,108,000 on both April 18, 2014 and June 5, 2014.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On August 6, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on all outstanding shares of Class A common stock, which is payable on September 3, 2015 to shareholders of record at the close of business on August 20, 2015.

5. Dispositions

Disposition of RE/MAX Caribbean Islands, Inc.

On December 31, 2014, the Company sold substantially all of the assets of its owned and operated regional franchising operations located in the Caribbean and Central America for a net sales price of approximately $100,000. In connection with the sale of the assets, the Company entered into separate regional franchise agreements effective January 1, 2015 with a term of 20 years with the purchasers, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

Disposition of RB2B, LLC d/b/a RE/MAX 100

On April 10, 2015, the Company sold certain operating assets and liabilities related to six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100 (“RE/MAX 100”), a wholly owned subsidiary of the Company, for a net sales price of $450,000.  The Company recognized a gain on the sale of the assets and the liabilities transferred of $615,000 during the second quarter of 2015, which is reflected in “Gain on sale or disposition of assets, net” in the accompanying Condensed Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue. The financial position and results of operations of RE/MAX 100 were entirely attributable to the Company’s Brokerages reportable segment.

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets, other than goodwill (in thousands):

	Initial
	Weighted	June 30, 2015			December 31, 2014
	Average	Initial	Accumulated	Net	Initial	Accumulated	Net
	Amortization	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.0	$162,761	$(94,039)	$68,722	$162,835	$(87,330)	$75,505
Other intangible assets:
Software (a)	4.4	$9,252	$(7,238)	$2,014	$8,356	$(7,126)	$1,230
Trademarks	14.6	2,949	(1,513)	1,436	2,919	(1,424)	1,495
Total other intangible assets	6.9	$12,201	$(8,751)	$3,450	$11,275	$(8,550)	$2,725

(a)

As of June 30, 2015 and December 31, 2014, capitalized software development costs of $1,868,000 and $857,000, respectively, were recorded in “Other intangible assets” in the accompanying Condensed Consolidated Balance Sheets.  As of these dates, the associated information technology infrastructure projects were not complete and ready for their intended use and thus were not subject to amortization.

Amortization expense for the three months ended June 30, 2015 and 2014 was $3,549,000 and $3,562,000, respectively.  Amortization expense for the six months ended June 30, 2015 and 2014 was $7,098,000 and $7,138,000, respectively.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The estimated future amortization of intangible assets, other than goodwill, is as follows (in thousands):

Year ending December 31:
Remainder of 2015	$7,040
2016	14,179
2017	10,261
2018	6,645
2019	6,635
Thereafter	27,412
$72,172

Amounts recorded as goodwill in the accompanying Condensed Consolidated Balance Sheets are attributable to the Company’s Real Estate Franchise Services reportable segment. During 2014, the Company performed its annual assessment of goodwill and the fair values of the Company’s reporting units significantly exceeded their respective carrying values. No interim indicators of impairment have been identified. The following table presents changes to goodwill for the six months ended June 30, 2015 (in thousands):

Balance, January 1, 2015	$72,463
Effect of changes in foreign currency exchange rates	(216)
Balance, June 30, 2015	$72,247

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued payroll and related employee costs	$5,646	$4,519
Accrued property taxes	968	1,622
Accrued professional fees	1,142	947
Lease-related accruals	602	773
Other	1,253	1,519
	$9,611	$9,380

8. Debt

Debt consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
2013 Senior Secured Credit Facility, principal of $520 payable quarterly, matures in July 2020, net of unamortized discount of $827 and $360 as of June 30, 2015 and December 31, 2014, respectively	$202,847	$211,673
Less current portion	(12,381)	(9,460)
	$190,466	$202,213

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Maturities of debt are as follows (in thousands):

Year ending December 31:
Remainder of 2015	$1,040
2016	2,080
2017	2,080
2018	2,080
2019	2,080
Thereafter	194,314
$203,674

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

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made an excess cash flow prepayment of $7,320,000 on March 26, 2015. As of June 30, 2015, mandatory principal payments of approximately $520,000 are due quarterly until the facility matures on July 31, 2020 and will be reduced pro rata by the amount of any excess cash flow principal prepayments made. During the six months ended June 30, 2014, the Company made an excess cash flow prepayment of $14,627,000. The Company accounted for the mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss of $94,000 during the six months ended June 30, 2015 and a loss of $178,000 during the three and six months ended June 30, 2014 related to unamortized debt discount and issuance costs. The Company may make optional prepayments on the term loan facility at any time; however, no such optional prepayments were made during the six months ended June 30, 2015 or 2014.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The estimated fair value of the Company’s debt as of June 30, 2015 and December 31, 2014 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at those dates and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of the 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the 2013 Senior Secured Credit Facility are included in the accompanying Condensed Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The following table summarizes the carrying value and fair value of the 2013 Senior Secured Credit Facility as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,		December 31,
	2015		2014
	Carrying amounts	Estimated fair value	Carrying amounts	Estimated fair value
2013 Senior Secured Credit Facility	$202,847	$203,929	$211,673	$208,853

The Company had no borrowings drawn on the revolving loan facility during the six months ended June 30, 2015 or 2014 and had $10,000,000 available under the revolving loan facility as of June 30, 2015. The Company must pay a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

9. Income Taxes

RE/MAX Holdings is subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.  The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income. The “Provision for income taxes” is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings. The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes and RE/MAX Holdings’ approximate 40% share of taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions. The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of June 30, 2015, the Company does not believe it has any significant uncertain tax positions.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Equity-Based Compensation

On September 30, 2013, the Company’s Board of Directors adopted the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) that provides for the grant of incentive stock options to the Company’s employees, and for the grant of shares of RE/MAX Holdings’ Class A common stock, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and any combination thereof to employees, directors and consultants of the Company.

On June 24, 2015, RE/MAX Holdings granted 2,941 shares of RE/MAX Holdings’ Class A common stock to an employee at a grant-date fair value of $34.01. Of this amount, 940 shares were withheld and cancelled to cover the Company’s minimum statutory tax withholding obligation. On March 11, 2015, RE/MAX Holdings granted an aggregate of 74,893 restricted stock units at a value of $32.45 per unit to certain employees, which vest over a three-year period beginning on April 1, 2016, and an aggregate of 10,787 restricted stock units at a value of $32.45 per unit to its directors, excluding David Liniger, the Company’s Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, the Company’s Vice Chair and Co-Founder, which vest on April 1, 2016. The grant-date fair value of $32.45 per unit equaled the closing price of RE/MAX Holdings’ Class A common stock on March 11, 2015.

For the three and six months ended June 30, 2015, the Company recognized equity-based compensation expense of $526,000 and $668,000, respectively, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income resulting from the shares of RE/MAX Holdings’ Class A common stock granted on June 24, 2015 and restricted stock units that were granted on March 11, 2015 and October 7, 2013. For the three and six months ended June 30, 2014, the Company recognized equity-based compensation expense of $74,000 and $332,000, respectively, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income resulting from restricted stock units that were granted on October 7, 2013.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes equity-based compensation activity related to restricted stock units and stock options as of and for the six months ended June 30, 2015:

	Restricted Stock	Stock
	Units	Options
Balance, January 1, 2015	40,472	652,500
Granted	85,680	—
Exercised (a)	—	(559,068)
Forfeited	(6,588)	—
Cancelled	—	—
Balance, June 30, 2015	119,564	93,432

As of June 30, 2015
Vested	—	93,432
Unvested (b)	119,564	—

(a) Cash received from stock option exercises for the six months ended June 30, 2015 was $2,013,000. The Company recorded a corporate income tax benefit relating to the options exercised during the six months ended June 30, 2015 of $2,361,000 in “Additional paid-in capital” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity.

(b)

In connection with a retirement agreement entered into with the Company’s President Emeritus as described in Note 11, Leadership Changes and Restructuring Activities,  7,576 unvested restricted stock units granted in October 2013 are expected to vest in August 2015 on an accelerated timeline. As such, incremental equity-based compensation expense of $107,000 was recognized during three and six months ended June 30, 2015.

At June 30, 2015, there were 1,928,282 additional shares available for the Company to grant under the 2013 Incentive Plan.

11. Leadership Changes and Restructuring Activities

The Company’s former Chief Executive Officer retired on December 31, 2014 and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company is required to provide severance and other related benefits over a 36 month period, beginning on December 31, 2014. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation Agreement, with a corresponding charge of $3,545,000 in 2014. As of June 30, 2015 and December 31, 2014, the short-term portion of the liability was $640,000 and $500,000, respectively, and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, the long-term portion of the liability was $1,151,000 and $1,488,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Subsequent to the retirement of the Company’s former Chief Executive Officer,  the Company undertook a realignment of various personnel resources.  In addition, on May 4, 2015, the Company’s President Emeritus entered into a retirement agreement with the Company (the “Retirement Agreement”) pursuant to which he will retire on August 19, 2015. Subject to the terms of the Retirement Agreement, the Company is required to provide retirement benefits over a 24 month period, beginning on September 1, 2015. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Retirement Agreement, with a corresponding charge to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. The Company expects to incur a total cost of $877,000, including $216,000 of equity-based compensation expense. Of the total expected cost,  $434,000 was recorded during the three and six months ended June 30, 2015. As of June 30, 2015, the short-term portion of the liability was $206,000 and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and the long-term portion of the liability was $294,000 and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

Furthermore, the Company incurred severance and other related expenses of $154,000 and $605,000 during the three and six months ended June 30, 2015, respectively, which is included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

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

The following table presents a rollforward of the estimated fair value liability established for the aforementioned severance and other related costs, which are entirely attributable to the Company’s Real Estate Franchise Services reportable segment, from January 1, 2015 to June 30, 2015 (in thousands):

Balance, January 1, 2015	$2,408
Additional severance and other related expenses	1,039
Accretion	38
Cash payments	(1,053)
Non-cash adjustment (a)	(107)
Balance, June 30, 2015	$2,325

(a) Non-cash adjustment represents the non-cash equity-based compensation expense recorded during the three and six months ended June 30, 2015 for the expected vesting of certain restricted stock units in August 2015 pursuant to the terms of the Retirement Agreement. See also Note 10, Equity-Based Compensation.

12. Commitments and Contingencies

Commitments

The Company leases offices and equipment under non-cancelable operating leases, subject to certain provisions for renewal options and escalation clauses.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Contingencies

In connection with the sale of RE/MAX 100 on April 10, 2015 as described in Note 5, Dispositions, the Company entered into an Assignment and Assumption of Leases Agreement (the “Assignment Agreement”) pursuant to which the Company assigned its obligations under and rights, title and interest in six leases to the purchaser. For certain leases, the Company remains secondarily liable for future lease payments over approximately the next 36 month period under the respective lease agreements and accordingly, as of June 30, 2015, the Company has outstanding lease guarantees of $1,479,000. This amount represents the present value of the maximum potential liability of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreement govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser. As of June 30, 2015, the likelihood of default by the purchaser on the Assignment Agreement was deemed to be less than probable and as such, the Company did not record a liability in the accompanying Condensed Consolidated Balance Sheets nor a related charge in the accompanying Condensed Consolidated Statements of Income during the three and six months ended June 30, 2015.

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries and any insurance recoveries are recorded in “Accounts and notes receivable, current portion” in the accompanying Condensed Consolidated Balance Sheets with a corresponding reduction to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

In connection with the Company’s acquisition of the net assets of HBN on October 7, 2013, several shareholders of HBN dissented from the transaction alleging the Company purchased the net assets of HBN below fair value and demanded payment for their shares in excess of consideration paid. Pursuant to the dissenters’ rights statute in the State of Colorado, on February 11, 2014, HBN petitioned the District Court of Denver County, Colorado (the “Court”) to determine the fair value of HBN. Based on both the plaintiff’s and the defendants’ expert valuation reports prepared in connection with the case, the Company believed that the potential impact to its financial position and results of operations could range from $26,000 to approximately $2,656,000. A trial occurred between April 14, 2015 and April 17, 2015. HBN vigorously defended its position that the consideration paid for the net assets of HBN materially approximated fair value. To date, the Court has not rendered a decision. However, based upon the results of trial testimonies and the contents of post-trial briefs that have been delivered, the Company determined that the low end of the range that could impact the Company’s financial position and results of operations was $115,000. Since no amount within the range of potential impact is a better estimate than any other amount, the Company recorded an accrual and corresponding charge of $89,000 in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income during the three and six months ended June 30, 2015 in addition to the previously recorded amount of $26,000.

Except for the ongoing litigation concerning the acquisition of the net assets of HBN, management of the Company believes other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Guarantees

In May 2015, the Company entered into a guarantee of the full and prompt payment and performance when due of all obligations due to a financial institution under a commercial line-of-credit agreement and note entered into by the Company’s equity-method investee, a residential mortgage operation in which the Company has a 50% interest. The term of the line-of-credit agreement is 13 months and the total amount of advances requested and unpaid principal balance cannot exceed $15,000,000. The line of credit bears interest at the financial institution’s base rate. The Company had entered into a similar guarantee during May 2014, which expired as of May 2015. The outstanding balance on the line of credit was approximately $10,751,000 and $4,548,000 as of June 30, 2015 and December 31, 2014, respectively. The Company did not incur any payments under this guarantee during the six months ended June 30, 2015, or in any prior periods, and does not anticipate that it will incur any payments through the duration of the guarantee.

14. Related-Party Transactions

The Company’s real estate brokerage operations pay advertising fees to regional and national advertising funds, which promote the RE/MAX brand. These advertising funds are corporations owned by a majority stockholder of RIHI, who is also the Company’s Chief Executive Officer, Chairman and Co-Founder, as trustee for RE/MAX agents, who does not receive any compensation from these corporations, as all funds received by the corporations are required to be spent on advertising for the respective regions. During the three months ended June 30, 2015 and 2014, the Company’s real estate brokerage operations paid $213,000 and $288,000, respectively, to these advertising funds. During the six months ended June 30, 2015 and 2014, the Company’s real estate brokerage operations paid $495,000 and $571,000, respectively, to these advertising funds. These payments are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

Prior to October 7, 2013, the Company’s real estate brokerage operations in the Washington, D.C. area paid regional continuing franchise fees, broker fees and franchise sales revenue, as do all other RE/MAX franchisees in the Central Atlantic region, to Tails. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of Tails, and as such, prior to October 7, 2013, Tails was a related party to the Company. As described in Note 1, Business and Organization, a portion of the proceeds raised during the IPO was used to purchase certain assets of Tails. In addition, the Company’s owned real estate brokerage operations in the Washington, D.C. area recorded a payable to Tails’ affiliated regional advertising fund. As of June 30, 2015 and December 31, 2014, the amount of the payable was $1,102,000 and $1,031,000, respectively, and is included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

The majority stockholders of RIHI, including the Company’s current Chief Executive Officer, have made and continue to make a golf course they own available to the Company for business purposes. During the six months ended June 30, 2015 and 2014, the Company used the golf course for business purposes at no charge.

The Company also provides services to certain affiliated entities such as accounting, legal, marketing, technology, human resources and public relations services as it allows these companies to share its leased office space. During the three months ended June 30, 2015 and 2014, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $431,000 and $550,000, respectively. During the six months ended June 30, 2015 and 2014, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $847,000 and $1,112,000, respectively. Such amounts are generally paid within 30 days and no such amounts were outstanding at June 30, 2015 or December 31, 2014.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The components of the Company’s “Accounts receivable from affiliates” and “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accounts receivable from affiliates:
RE/MAX of Texas Advertising Fund	$—	$246
Other	—	(15)
Total accounts receivable from affiliates	—	231
Accounts payable to affiliates:
Central Atlantic Region Advertising Fund	(1,102)	(1,031)
Other	(97)	(83)
Total accounts payable to affiliates	(1,199)	(1,114)
Net accounts payable to affiliates	$(1,199)	$(883)

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

As a result of changes in management’s process to assess performance and allocate resources, the Company implemented a new segment structure beginning in the second quarter of 2014.  The changes in the Company’s segment structure relate to certain corporate-wide professional services expenses, which were previously reflected in the Brokerage and Other reportable segment and, beginning in the second quarter of 2014, are being reflected in the Real Estate Franchise Services reportable segment. Adjusted EBITDA for the reportable segments excludes depreciation, amortization, interest expense, net and the provision for income taxes and is then adjusted for other non-cash and non-recurring cash charges or other items. Adjusted EBITDA for the reportable segments is also a key factor that is used by the Company’s internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of management for purposes of annual and other incentive compensation plans. The additional items that are adjusted to determine Adjusted EBITDA for the reportable segments include loss or gain on the sale or disposition of assets and sublease, loss on early extinguishment of debt, non-cash straight-line rent expense, non-recurring severance and other related expenses and acquisition integration and professional fees expense. The Company’s Real Estate Franchise Services reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name, intersegment revenue from the Company’s owned brokerages and the Company’s corporate-wide professional services expenses. All of the Company’s brokerage offices in its Real Estate Franchise Services reportable segment are franchised. The Company’s Brokerages reportable segment includes the Company’s brokerage services business and reflects the elimination of intersegment revenue and other consolidation entries.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following tables present the revenue and Adjusted EBITDA results of the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014:

	Revenue (a)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Real Estate Franchise Services	$41,236	$38,699	$81,976	$77,798
Brokerages	3,041	3,600	6,508	6,381
Consolidated revenue	$44,277	$42,299	$88,484	$84,179

(a)

Transactions between the Real Estate Franchise Services and the Brokerages reportable segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services reportable segment include intersegment amounts paid from the Company’s brokerage services business of $361,000 and $463,000 for the three months ended June 30, 2015 and 2014, respectively, and $793,000 and $885,000 for the six months ended June 30, 2015 and 2014, respectively. Such amounts are eliminated in the Brokerages reportable segment.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Adjusted EBITDA
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Real Estate Franchise Services:
Net income	$14,922	$14,188	$23,894	$22,558
Depreciation and amortization	3,733	3,742	7,465	7,610
Interest expense	2,292	2,283	5,085	4,745
Interest income	(33)	(66)	(100)	(147)
Provision for income taxes	3,251	3,073	5,371	5,056
EBITDA	24,165	23,220	41,715	39,822
Gain on sale or disposition of assets and sublease	(88)	(86)	(171)	(282)
Loss on early extinguishment of debt	—	178	94	178
Non-cash straight-line rent expense	238	290	512	502
Non-recurring severance and other related expenses	588	—	1,039	—
Acquisition integration and professional fees expense	(106)	45	77	63
Adjusted EBITDA	$24,797	$23,647	$43,266	$40,283

Brokerages:
Net income (loss)	$1,136	$321	$1,294	$(251)
Depreciation and amortization	75	70	154	140
Interest expense	9	3	25	7
Interest income	—	—	—	—
Provision (benefit) for income taxes	206	56	234	(42)
EBITDA	1,426	450	1,707	(146)
(Gain) loss on sale or disposition of assets and sublease	(576)	39	(536)	57
Non-cash straight-line rent expense	11	(20)	(32)	(85)
Adjusted EBITDA	$861	$469	$1,139	$(174)

Consolidated:
Net income	$16,058	$14,509	$25,188	$22,307
Depreciation and amortization	3,808	3,812	7,619	7,750
Interest expense	2,301	2,286	5,110	4,752
Interest income	(33)	(66)	(100)	(147)
Provision for income taxes	3,457	3,129	5,605	5,014
EBITDA	25,591	23,670	43,422	39,676
Gain on sale or disposition of assets and sublease	(664)	(47)	(707)	(225)
Loss on early extinguishment of debt	—	178	94	178
Non-cash straight-line rent expense	249	270	480	417
Non-recurring severance and other related expenses	588	—	1,039	—
Acquisition integration and professional fees expense	(106)	45	77	63
Adjusted EBITDA	$25,658	$24,116	$44,405	$40,109

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As described in Note 5, Dispositions, the Company sold certain operating assets and liabilities related to six owned brokerage offices on April 10, 2015 attributable to the Brokerages reportable segment and therefore, the related assets sold are not reflected in total assets as of June 30, 2015 in the accompanying Condensed Consolidated Balance Sheets. Total segment assets are as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Total assets:
Real Estate Franchise Services	$316,365	$349,481
Brokerages	8,713	8,846
	$325,078	$358,327

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. For example, forward-looking statements include statements we make relating to:

•	our expectations regarding consumer trends in residential real estate transactions;
•	our expectations regarding overall economic and demographic trends, including the continued recovery of the United States (“U.S.”) residential real estate market;
•	our expectations regarding our performance during future downturns in the housing sector;
•	our growth strategy of increasing our agent count;
•	our ability to expand our network of franchises in both new and existing but underpenetrated markets;
•	our expectations regarding agent count and productivity;
•	our growth strategy of increasing our number of closed transaction sides and transaction sides per agent;
•	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
•	the pursuit of future reacquisitions of Independent Regions;
•	our intention to pay dividends;
•	our future financial performance;
•	our ability to forecast selling, operating and administrative expenses;
•	the effects of laws applying to our business;
•	our ability to retain our senior management and other key employees;
•	our intention to pursue additional intellectual property protections;
•	our future compliance with U.S. or state franchise regulations;
•	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our information technology infrastructure;
•	the anticipated benefits of our advertising strategy; and
•	our intention to repatriate cash generated by our Canadian operations to the U.S. on a regular basis in order to minimize the impact of mark-to-market gains and losses experienced in recent quarters.

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

The results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of RE/MAX Holdings, Inc. and its consolidated subsidiaries, including RMCO, LLC and its consolidated subsidiaries (“RMCO”), collectively, the “Company,” “we,” “our” or “us.”

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

We operate in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprises the operations of our owned and independent global franchising operations, reflects intersegment revenue from our owned brokerages and includes our corporate-wide professional services expenses. The Brokerages reportable segment contains the operations of our owned brokerage offices in the U.S., which represent less than 1% of RE/MAX brokerages in the U.S., the results of operations of a mortgage brokerage company in which we own a non-controlling interest and reflects the elimination of intersegment revenue and other consolidation entities. Our reportable segments represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess performance and to allocate resources.

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

Through 2014, a portion of agents’ contributions to regional advertising funds in Company-owned and Independent Regions were remitted to a national advertising fund that centralized some national expenditures.  During the third quarter of 2014, our regional franchise owners adopted a change in the marketing strategy for the regional and national advertising funds. Beginning in January 2015, the national advertising fund was discontinued and the RE/MAX advertising strategy now focuses on targeted regional and local marketing. The amount of fees paid by each agent has not changed, but advertising dollars traditionally remitted to the national advertising fund and used for national television campaigns prospectively will be retained and managed by the regional advertising funds for use in regional programs, presenting valuable marketing opportunities at the regional and local level. Notwithstanding the discontinuance of the national advertising fund, on occasion, the advertising funds in Company-owned Regions, together with some or all of the advertising funds in Independent Regions, may contribute to national or pan-regional creative development and media purchases. We expect this transition to be completed during 2015. We are currently evaluating the impact that this change in advertising strategy may have on our future results of operations, if any.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our operating results, including agent count, revenue and Adjusted EBITDA.

Agent Count. Agent count reflects the number of licensed agents who have active, independent contractual relationships with RE/MAX offices at a particular time. The majority of our revenue is derived from recurring fixed fee streams we receive from our franchisees and agents that are tied to our aggregate agent count.

The following table shows our agent count at the end of the periods indicated:

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2015	2015	2014	2014	2014	2014	2013
Agent Count:
U.S.
Company-owned regions	36,545	35,845	35,299	35,377	34,686	33,911	33,416
Independent regions	22,459	22,100	21,806	21,804	21,576	21,375	21,075
U.S. Total	59,004	57,945	57,105	57,181	56,262	55,286	54,491
Canada
Company-owned regions	6,440	6,327	6,261	6,258	6,212	6,117	6,084
Independent regions	12,992	12,834	12,779	12,849	12,818	12,852	12,838
Canada Total	19,432	19,161	19,040	19,107	19,030	18,969	18,922
Outside U.S. and Canada
Company-owned regions (1)	—	—	328	312	301	323	338
Independent regions (1)	23,467	22,849	21,537	21,047	20,496	19,807	19,477
Outside U.S. and Canada Total	23,467	22,849	21,865	21,359	20,797	20,130	19,815
Total	101,903	99,955	98,010	97,647	96,089	94,385	93,228
Net change in agent count compared to the prior period	1,948	1,945	363	1,558	1,704	1,157	497

(1)

As of June 30, 2015 and March 31, 2015, Independent Regions outside of the U.S. and Canada include 328 agents in the Caribbean and Central America regions which converted from Company-owned Regions to Independent Regions in connection with the regional franchising agreements we entered into with new independent owners of the Caribbean and Central America regions on January 1, 2015.

Revenue. The percentage of revenue from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners was 59.0% and 60.7% for the three months ended June 30, 2015 and 2014, respectively, and 58.3% and 60.4% for the six months ended June 30, 2015 and 2014, respectively.  A smaller percentage of our revenue is based on transaction activity derived from a percentage of agent commissions and was 20.9% and 19.0% for the three months ended June 30, 2015 and 2014, respectively, and 17.7% and 16.1% for the six months ended June 30, 2015 and 2014, respectively.

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

The following table shows our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis and for our reportable segments for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except margin data)
Consolidated:
Adjusted EBITDA	$25,658	$24,116	$44,405	$40,109
Adjusted EBITDA margins	57.9%	57.0%	50.2%	47.6%

Real Estate Franchise Services:
Adjusted EBITDA	$24,797	$23,647	$43,266	$40,283
Adjusted EBITDA margins	60.1%	61.1%	52.8%	51.8%

Brokerages:
Adjusted EBITDA	$861	$469	$1,139	$(174)
Adjusted EBITDA margins	28.3%	13.0%	17.5%	(2.7)%

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

Divestitures. Effective April 10, 2015, we sold certain operating assets and liabilities related to six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100 (“RE/MAX 100”), for a net sales price of $0.5 million.  We recognized a gain on the sale of the assets and the liabilities transferred of $0.6 million during the second quarter of 2015.

Effective December 31, 2014, we sold substantially all of the assets of our owned and operated regional franchising operations located in the Caribbean and Central America and entered into regional franchising agreements with new independent owners of those regions on January 1, 2015.

The comparability of our operating results for the three and six months ended June 30, 2015 and 2014 is affected by the aforementioned dispositions.

Leadership Changes and Restructuring Activities. On December 31, 2014, our former Chief Executive Officer and a former director, retired from the Company. Subsequent thereto, we undertook a realignment of various personnel resources. In addition, our President Emeritus entered into a retirement agreement on May 4, 2015 pursuant to which he will retire on August 19, 2015. In conjunction with these decisions, we incurred total severance and other related charges of $0.6 million and $1.0 million during the three and six months ended June 30, 2015, respectively. These costs are reflected in our selling, operating and administrative expenses and affect the comparability of our operating results to the prior year periods. See Notes 10 and 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures, including a related rollforward of the estimated fair value liability recorded during the six months ended June 30, 2015.

Changes in Aggregate Fee Revenue Per Agent.  A significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents in our franchise system, including annual dues, continuing franchise fees and certain transaction or service-based fees. Our average annual revenue per agent for our Company-owned Regions in the U.S. and Canada is nearly three times greater than for our Independent Regions in the U.S. and Canada. Our average revenue per agent in regions outside of the U.S. and Canada is substantially lower than the average revenue per agent in the U.S. and Canada. We have expanded our owned regional franchising operations through acquisitions of Independent Regions in the U.S. and Canada, and intend to pursue reacquisitions of other regions in the future. In addition, other changes in our aggregate revenue per agent are derived from changes in our fee arrangements with our franchisees and agents over time. Our revenue per agent also increases in other ways including when transaction sides and sales volume increase. This is because a portion of our revenue comes from fees tied to the number and price of real estate transactions closed by the agents in our network. Due to the low fixed cost structure of our franchise model, modest increases or decreases in revenue per agent impact the comparability of our operating results.

Results of Operations

The following tables set forth our results of operations for the periods presented as dollars for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Revenue:
Continuing franchise fees	$18,268	$18,024	$35,928	$35,728
Annual dues	7,875	7,643	15,677	15,149
Broker fees	9,247	8,016	15,667	13,574
Franchise sales and other franchise revenue	5,485	4,554	13,911	12,463
Brokerage revenue	3,402	4,062	7,301	7,265
Total revenue	44,277	42,299	88,484	84,179
Operating expenses:
Selling, operating and administrative expenses	19,730	19,475	44,801	44,762
Depreciation and amortization	3,808	3,812	7,619	7,750
Gain on sale or disposition of assets, net	(617)	—	(615)	(1)
Total operating expenses	22,921	23,287	51,805	52,511
Operating income	21,356	19,012	36,679	31,668
Other expenses, net:
Interest expense	(2,301)	(2,286)	(5,110)	(4,752)
Interest income	33	66	100	147
Foreign currency transaction gains (losses)	37	836	(1,384)	307
Loss on early extinguishment of debt	—	(178)	(94)	(178)
Equity in earnings of investees	390	188	602	129
Total other expenses, net	(1,841)	(1,374)	(5,886)	(4,347)
Income before provision for income taxes	19,515	17,638	30,793	27,321
Provision for income taxes	(3,457)	(3,129)	(5,605)	(5,014)
Net income	$16,058	$14,509	$25,188	$22,307
Less: net income attributable to non-controlling interest	11,088	10,132	17,500	15,519
Net income attributable to RE/MAX Holdings, Inc.	$4,970	$4,377	$7,688	$6,788

Adjusted EBITDA (1)	$25,658	$24,116	$44,405	$40,109

(1)

See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income on a consolidated basis and for our reportable segments.

Comparison of the Three Months Ended June 30, 2015 and 2014

Total Revenue

A summary of the components of our revenue for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended
	June 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$18,268	$18,024	$244	1.4%
Annual dues	7,875	7,643	232	3.0%
Broker fees	9,247	8,016	1,231	15.4%
Franchise sales and other franchise revenue	5,485	4,554	931	20.4%
Brokerage revenue	3,402	4,062	(660)	(16.2)%
Total revenue	$44,277	$42,299	$1,978	4.7%

Continuing Franchise Fees

Revenue from continuing franchise fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased as result of the following:

•	an increase of $0.9 million in our Company-owned and Independent Regions in the U.S. and Canada due to an increase in agent count;
•	an increase of $0.2 million due to revenue recognized for cash received during the three months ended June 30, 2015 on accounts where collectability was previously deemed to be remote; and
•

an increase of $0.1 million from six previously owned brokerage offices that we sold in April 2015 and for which the corresponding continuing franchise fees were previously eliminated in consolidation and reflected in our Brokerages reportable segment.

The aforementioned increases were partially offset by a decrease of $0.8 million partly due to certain changes in our aggregate fee revenue per agent associated with fee waivers related to a training and recruiting program that began in the fourth quarter of 2014 and the divestiture of our Caribbean and Central America regions on December 31, 2014. The strengthening of the U.S. dollar compared to the Canadian dollar also negatively impacted revenue from continuing franchise fees by approximately $0.3 million.

Annual Dues

Revenue from annual dues, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased $0.4 million from the overall increase in total agent count of 5,814 from June 30, 2014 to June 30, 2015, of which 3,144 agents were located in the U.S. and Canada. The aforementioned increase was partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar, which adversely impacted annual dues revenue by approximately $0.2 million.

Broker Fees

Revenue from broker fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased due to an increase of $1.5 million earned from Company-owned and Independent Regions in the U.S. and Canada due primarily to an increase in agent count and home sale transaction activity. The aforementioned increase in broker fee revenue was partially offset by a decrease in revenue from broker fees of $0.2 million due to the strengthening of the U.S. dollar compared to the Canadian dollar and the divestiture of our Caribbean and Central America regions on December 31, 2014.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased primarily due to an increase of $0.5 million in franchise sales revenue related to global sub-regional franchise sales and an increase of $0.2 million from franchise sales driven primarily by an increase in the total number of office sales in our Company-owned and Independent Regions in the U.S. Franchise sales and other franchise revenue also increased $0.2 million as a result of revenue recognized from a training and recruiting program that began in the fourth quarter of 2014.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents and is entirely attributable to our Brokerages reportable segment, decreased $0.7 million primarily due to a reduction in the number of owned brokerage offices during the second quarter of 2015 as a result of the sale of RE/MAX 100.

Operating Expenses

A summary of the components of our operating expenses for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended
	June 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$19,730	$19,475	$255	1.3%
Depreciation and amortization	3,808	3,812	(4)	(0.1)%
Gain on sale or disposition of assets, net	(617)	—	(617)	*
Total operating expenses	$22,921	$23,287	$(366)	(1.6)%
Percent of revenue	51.8%	55.1%

* Calculation is not meaningful.

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended
	June 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$10,793	$10,349	$444	4.3%
Professional fees	1,490	1,483	7	0.5%
Rent and related facility operations	2,855	3,126	(271)	(8.7)%
Other	4,592	4,517	75	1.7%
Total selling, operating and administrative expenses	$19,730	$19,475	$255	1.3%

Selling, operating and administrative expenses increased as follows:

•	Personnel costs increased $0.6 million in our Real Estate Franchise Services reportable segment primarily as a result of:
o	an increase in general personnel costs and salaries of $0.7 million primarily due to employee incentives and other merit-based compensation; and
o

an increase in equity-based compensation expense of $0.5 million due to shares granted pursuant to our equity-based compensation plans and restricted stock units granted to certain employees and directors in March 2015; partially offset by

o

a decrease in personnel costs of $0.9 million due to a reduction in overall headcount at our corporate headquarters as a result of the restructuring plan implemented during the fourth quarter of 2014 and the retirement of our former Chief Executive Officer on December 31, 2014.

Personnel costs included in our Brokerages reportable segment decreased $0.2 million primarily due to the sale of RE/MAX 100 in April 2015.

•

Professional fees remained flat at $1.5 million during the three months ended June 30, 2015 and 2014. Professional fees increased $0.2 million due to costs incurred for our strategic initiatives, including investments in our information technology infrastructure. The aforementioned increase was offset by a reduction in legal expenses of $0.2 million due to the partial reimbursement of legal fees pursuant to the terms of an insurance reimbursement agreement executed during the second quarter of 2015 related to the ongoing litigation of our acquisition of the net assets of HBN, Inc. (“HBN”) (see Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The majority of our professional fees and the aforementioned fluctuations relate primarily to our Real Estate Franchise Services reportable segment.

•

Rent and related facility operations expense decreased primarily due to a decrease in rent expense as a result of the sale of RE/MAX 100 in April 2015, which is entirely attributable to our Brokerages reportable segment.

•

Other selling, operating and administrative expenses increased primarily due to an increase of $0.3 million in both our allowance for doubtful accounts as a result of changes in the credit quality of certain receivables and increased travel and entertainment expenses recognized from a training and recruiting program that began in the fourth quarter of 2014. The aforementioned increases were partially offset by a reduction in costs incurred of $0.1 million during the three months ended June 30, 2015 due to publishing certain marketing materials to our franchise network in digital form. The majority of our other selling, operating and administrative expenses and the aforementioned fluctuations primarily relate to our Real Estate Franchise Services reportable segment.

Depreciation and Amortization

The majority of our depreciation and amortization expense is attributable to our Real Estate Franchise Services reportable segment and remained flat at $3.8 million during the three months ended June 30, 2015 and 2014.

Gain on Sale or Disposition of Assets, Net

The increase in the gain on sale or disposition of assets, net is due to the gain of $0.6 million recognized for the sale of RE/MAX 100 during the second quarter of 2015, which is entirely attributable to our Brokerages reportable segment.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended
	June 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,301)	$(2,286)	$(15)	0.7%
Interest income	33	66	(33)	(50.0)%
Foreign currency transaction gains	37	836	(799)	(95.6)%
Loss on early extinguishment of debt	—	(178)	178	(100.0)%
Equity in earnings of investees	390	188	202	107.4%
Total other expenses, net	$(1,841)	$(1,374)	$(467)	34.0%
Percent of revenue	-4.2%	-3.2%

Other expenses, net increased primarily due to a decrease in foreign currency transaction gains associated primarily with the reduction in cash held in foreign currencies from the repatriation of cash generated from our Canadian operations beginning in the first quarter of 2015 and the strengthening of the U.S. dollar against primarily the Canadian dollar. The aforementioned increase to other expenses, net was partially offset by an increase in income recognized from our investment in a mortgage brokerage company primarily as a result of increased mortgage refinancing activity and is the only material component of other expenses, net attributable to our Brokerages reportable segment. Other expenses, net also decreased due to the loss on early extinguishment of debt recorded during the three months ended June 30, 2014 as a result of the mandatory principal excess cash flow prepayment made in April 2014 pursuant to the terms of our credit agreement entered into with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto, by RE/MAX, LLC, a wholly owned subsidiary of RMCO, on July 31, 2013 and as amended on March 11, 2015 (the “2013 Senior Secured Credit Facility”). We made a similar mandatory principal excess cash flow prepayment in March 2015.

Provision for Income Taxes

The provision for income taxes increased primarily due to an increase in the income before provision for income taxes during the three months ended June 30, 2015 as our effective income tax rate remained relatively consistent at 17.7% during the three months ended June 30, 2015 and 2014. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state income tax rates.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, Inc. (“RIHI”), increased primarily due to the increase in RMCO’s net income of $2.0 million during the three months ended June 30, 2015. For the three months ended June 30, 2015 and 2014, the non-controlling unitholders had a weighted average economic interest in RMCO of 59.19% and 60.47%, respectively.

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins for our consolidated results were $25.7 million and 57.9% for the three months ended June 30, 2015, respectively, an increase of $1.5 million from the comparable prior year period. On a consolidated basis, the strengthening of the U.S. dollar compared to global currencies, primarily the Canadian dollar, negatively impacted our Adjusted EBITDA and Adjusted EBITDA margins by $0.6 million and 0.4%, respectively. Furthermore, the sale of RE/MAX 100 in April 2015 positively impacted our Adjusted EBITDA margin by 0.2%.

Adjusted EBITDA and Adjusted EBITDA margins for our Real Estate Franchise Services reportable segment were $24.8 million and 60.1% for the three months ended June 30, 2015, respectively, an increase of $1.2 million from the comparable prior year period. The increase in Adjusted EBITDA in our Real Estate Franchise Services reportable segment was principally the result of an increase in total revenue of $2.5 million due primarily to agent count growth, an increase in home sale transaction activity and an increase in franchise revenue recognized from global sub-regional franchise sales. The increase in Adjusted EBITDA was partially offset by an increase of $0.6 million in selling, operating and administrative expenses, adjusted for the impact of losses and gains on sublease activity, non-cash straight-line rent expense, non-recurring severance and other related expenses and acquisition integration and professional fees expense. Adjusted EBITDA was also adversely impacted by a decrease of $0.8 million in foreign currency transaction gains.

Adjusted EBITDA and Adjusted EBITDA margins for our Brokerages reportable segment were $0.9 million and 28.3% for the three months ended June 30, 2015, respectively, an increase of $0.4 million from the comparable prior year period. The increase in Adjusted EBITDA in our Brokerages reportable segment was primarily a result of an increase in revenue, excluding disposition activity, of $0.3 million driven by increased management fee revenue recognized by our owned brokerages, and an increase in equity in earnings of investees of $0.2 million. The aforementioned increases were partially offset by an overall reduction to Adjusted EBITDA of $0.1 million from the sale of RE/MAX 100 in April 2015.

Comparison of the Six Months Ended June 30, 2015 and 2014

Total Revenue

A summary of the components of our revenue for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended
	June 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$35,928	$35,728	$200	0.6%
Annual dues	15,677	15,149	528	3.5%
Broker fees	15,667	13,574	2,093	15.4%
Franchise sales and other franchise revenue	13,911	12,463	1,448	11.6%
Brokerage revenue	7,301	7,265	36	0.5%
Total revenue	$88,484	$84,179	$4,305	5.1%

Continuing Franchise Fees

Revenue from continuing franchise fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased primarily due to an increase of $1.8 million due to agent count growth and an increase of $0.1 million from six previously owned brokerage offices that we sold in April 2015 and for which the corresponding continuing franchise fees were previously eliminated in consolidation and reflected in our Brokerages reportable segment. The aforementioned increases were offset by a decrease in revenue from continuing franchise fees of $1.2 million partly due to certain changes in our aggregate fee revenue per agent associated with fee waivers related to a training and recruiting program that began in the fourth quarter of 2014, the divestiture of our Caribbean and Central America regions on December 31, 2014 and revenue recognized for cash received during the six months ended June 30, 2014 on accounts where collectability was previously deemed to be remote. The strengthening of the U.S. dollar compared to the Canadian dollar also negatively impacted revenue from continuing franchise fees by approximately $0.7 million.

Annual Dues

Revenue from annual dues, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased $1.0 million from the overall increase in total agent count of 5,814 from June 30, 2014 to June 30, 2015, of which 3,144 agents were located in the U.S. and Canada. The aforementioned increase was partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar, which adversely impacted annual dues revenue by approximately $0.4 million.

Broker Fees

Revenue from broker fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased due to an increase of $2.6 million earned from Company-owned and Independent Regions in the U.S. and Canada due primarily to an increase in agent count and home sale transaction activity. The aforementioned increase in broker fee revenue was partially offset by a decrease in revenue from broker fees of $0.3 million due to the strengthening of the U.S. dollar compared to the Canadian dollar and the divestiture of our Caribbean and Central America regions on December 31, 2014.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased primarily due to an increase of $0.6 million in other franchise revenue recognized from our annual convention held in March driven by an increase in revenue from registration fees charged to attendees. Additionally, revenue from franchise sales increased $0.4 million due to global sub-regional franchise sales and $0.4 million driven primarily by an increase in the total number of office sales in our Company-owned and Independent Regions in the U.S.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents and is entirely attributable to our Brokerages reportable segment,  remained flat at $7.3 million during the six months ended June 30, 2015 and 2014. Brokerage revenue increased $0.9 million primarily as a result of an increase in management fee revenue recognized by our owned brokerages, offset by a decrease in brokerage revenue of $0.9 million due to a reduction in the number of owned brokerage offices during the second quarter of 2015 as a result of the sale of RE/MAX 100.

Operating Expenses

A summary of the components of our operating expenses for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended
	June 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$44,801	$44,762	$39	0.1%
Depreciation and amortization	7,619	7,750	(131)	(1.7)%
Gain on sale or disposition of assets, net	(615)	(1)	(614)	*
Total operating expenses	$51,805	$52,511	$(706)	(1.3)%
Percent of revenue	58.5%	62.4%

* Calculation is not meaningful.

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended
	June 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$21,424	$21,337	$87	0.4%
Professional fees	4,226	3,821	405	10.6%
Rent and related facility operations	6,102	6,189	(87)	(1.4)%
Other	13,049	13,415	(366)	(2.7)%
Total selling, operating and administrative expenses	$44,801	$44,762	$39	0.1%

Selling, operating and administrative expenses increased as follows:

•	Personnel costs increased $0.2 million in our Real Estate Franchise Services reportable segment primarily as a result of:
o	an increase in general personnel costs and salaries of $1.2 million primarily due to employee incentives and other merit-based compensation;
o	an increase in severance and other related charges of $0.5 million for certain employees that were terminated during the first and second quarters of 2015; and
o

an increase of $0.3 million due to additional equity-based compensation expense recognized for shares granted pursuant to our equity-based compensation plans and restricted stock units granted to certain employees and directors in March 2015; partially offset by

o

a decrease in personnel costs of $1.7 million due to a reduction in overall headcount at our corporate headquarters as a result of the restructuring plan implemented during the fourth quarter of 2014 and the retirement of our former Chief Executive Officer on December 31, 2014; and

o	a decrease of $0.3 million as a result of reduced employee benefit and other related costs.

Personnel costs included in our Brokerages reportable segment decreased $0.2 million primarily due to the sale of RE/MAX 100 in April 2015.

•

Professional fees increased due to additional legal fees of $0.6 million incurred during the six months ended June 30, 2015 for certain litigation matters. We also incurred additional professional fees of $0.2 million associated with our strategic initiatives, including investments in our information technology infrastructure. The aforementioned increases were offset by an overall reduction in compliance fees of $0.5 million primarily related to ongoing costs incurred during the six months ended June 30, 2014 in connection with our initial public offering in October 2013 (the “IPO”) and related reorganization transactions. The majority of our professional fees and the aforementioned fluctuations relate primarily to our Real Estate Franchise Services reportable segment.

•

Rent and related facility operations expense decreased primarily due to a decrease in rent expense as a result of the sale of RE/MAX 100 in April 2015, which is entirely attributable to our Brokerages reportable segment.

•

Other selling, operating and administrative expenses decreased primarily due to a decrease of $0.3 million as a result of synergies realized from hosting regional events concurrently with our annual convention and a reduction in costs incurred of $0.3 million during the six months ended June 30, 2015 due to publishing certain marketing materials to our franchise network in digital form. The aforementioned decreases were offset by an increase in marketing costs of $0.3 million associated with a training and recruiting program that began in the fourth quarter of 2014. The majority of our other selling, operating and administrative expenses and the aforementioned fluctuations primarily relate to our Real Estate Franchise Services reportable segment.

Depreciation and Amortization

The majority of our depreciation and amortization expense is attributable to our Real Estate Franchise Services reportable segment and decreased primarily due to a net decrease in depreciation expense of $0.1 million related to assets that became fully depreciated.

Gain on Sale or Disposition of Assets, Net

The increase in the gain on sale or disposition of assets, net is due to the gain of $0.6 million recognized for the sale of RE/MAX 100 during the second quarter of 2015, which is entirely attributable to our Brokerages reportable segment.

Other Expenses, Net

A summary of the components of our other expenses, net for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended
	June 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(5,110)	$(4,752)	$(358)	7.5%
Interest income	100	147	(47)	(32.0)%
Foreign currency transaction (losses) gains	(1,384)	307	(1,691)	(550.8)%
Loss on early extinguishment of debt	(94)	(178)	84	(47.2)%
Equity in earnings of investees	602	129	473	366.7%
Total other expenses, net	$(5,886)	$(4,347)	$(1,539)	35.4%
Percent of revenue	-6.7%	-5.2%

Other expenses, net increased primarily due to a decrease in foreign currency transaction gains associated primarily with the reduction in cash held in foreign currencies from the repatriation of cash generated from our Canadian operations beginning in the first quarter of 2015 and the strengthening of the U.S. dollar against primarily the Canadian dollar. Interest expense also contributed to the increase in other expenses, net due primarily to costs incurred during the six months ended June 30, 2015 associated with an amendment to our 2013 Senior Secured Credit Facility on March 11, 2015. The aforementioned increases to other expenses, net were partially offset by an increase in income recognized from our investment in a mortgage brokerage company primarily as a result of increased mortgage refinancing activity and is the only material component of other expenses, net attributable to our Brokerages reportable segment.

Provision for Income Taxes

The provision for income taxes increased primarily due to an increase in the income before provision for income taxes during the six months ended June 30, 2015 as our effective income tax rate remained relatively consistent at 18.2% and 18.4% during the six months ended June 30, 2015 and 2014, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state income tax rates.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, increased primarily due to the increase in RMCO’s net income of $3.7 million during the six months ended June 30, 2015. For the six months ended June 30, 2015 and 2014, the non-controlling unitholders had a weighted average economic interest in RMCO of 59.60% and 60.45%, respectively.

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins for our consolidated results were $44.4 million and 50.2% for the six months ended June 30, 2015, respectively, an increase of $4.3 million from the comparable prior year period. On a consolidated basis, the strengthening of the U.S. dollar compared to global currencies, primarily the Canadian dollar, negatively impacted our Adjusted EBITDA and Adjusted EBITDA margins by $2.6 million and 2.1%, respectively. Furthermore, the sale of RE/MAX 100 in April 2015 positively impacted our Adjusted EBITDA margins by 0.7%.

Adjusted EBITDA and Adjusted EBITDA margins for our Real Estate Franchise Services reportable segment were $43.3 million and 52.8% for the six months ended June 30, 2015, respectively, an increase of $3.0 million from the comparable prior year period. The increase in Adjusted EBITDA in our Real Estate Franchise Services reportable segment was principally the result of an increase in total revenue of $4.2 million due primarily to agent count growth, an increase in other franchise revenue recognized from our annual convention and an increase in global sub-regional franchise sales. The increase in Adjusted EBITDA was also due to a decrease of $0.5 million in selling, operating and administrative expenses, adjusted for the impact of losses and gains on sublease activity, non-cash straight-line rent expense, non-recurring severance and other related expenses and acquisition integration and professional fees expense. Adjusted EBITDA was adversely impacted by an increase of $1.7 million in foreign currency transaction losses.

Adjusted EBITDA and Adjusted EBITDA margins for our Brokerages reportable segment were $1.1 million and 17.5% for the six months ended June 30, 2015, respectively, an increase of $1.3 million from the comparable prior year period. The increase in Adjusted EBITDA in our Brokerages reportable segment was primarily a result of an increase in revenue, excluding disposition activity, of $0.9 million driven by increased management fee revenue recognized by our owned brokerages, and an increase in equity in earnings of investees of $0.5 million. The aforementioned increases were partially offset by an overall reduction to Adjusted EBITDA of $0.1 million from the sale of RE/MAX 100 in April 2015.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, net and the provision for income taxes, each of which is presented in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, non-cash straight-line rent expense, non-recurring severance and other related expenses and acquisition integration and professional fees expense. During the third quarter of 2014, we revised our definition of Adjusted EBITDA to no longer adjust for recurring equity-based compensation expense. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. During the fourth quarter of 2014, we revised our definition of Adjusted EBITDA to adjust for non-recurring severance and other related expenses. Prior to such time, we had not incurred any of these types of expenses.

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
•

this measure does not reflect the cash requirements to pay RIHI and Oberndorf Investments LLC (“Oberndorf”) pursuant to the separate tax receivable agreements entered into at the time of the IPO (collectively, the “TRAs”);

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements; and

•	other companies may calculate this measure differently so they may not be comparable.

A reconciliation of Adjusted EBITDA to net income for our consolidated results and reportable segments for the three and six months ended June 30, 2015 and 2014 is set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Consolidated:
Net income	$16,058	$14,509	$25,188	$22,307
Depreciation and amortization	3,808	3,812	7,619	7,750
Interest expense	2,301	2,286	5,110	4,752
Interest income	(33)	(66)	(100)	(147)
Provision for income taxes	3,457	3,129	5,605	5,014
EBITDA	25,591	23,670	43,422	39,676
Gain on sale or disposition of assets and sublease (1)	(664)	(47)	(707)	(225)
Loss on early extinguishment of debt (2)	—	178	94	178
Non-cash straight-line rent expense (3)	249	270	480	417
Non-recurring severance and other related expenses (4)	588	—	1,039	—
Acquisition integration and professional fees expense (5)	(106)	45	77	63
Adjusted EBITDA	$25,658	$24,116	$44,405	$40,109

Real Estate Franchise Services:
Net income	$14,922	$14,188	$23,894	$22,558
Depreciation and amortization	3,733	3,742	7,465	7,610
Interest expense	2,292	2,283	5,085	4,745
Interest income	(33)	(66)	(100)	(147)
Provision for income taxes	3,251	3,073	5,371	5,056
EBITDA	24,165	23,220	41,715	39,822
Gain on sale or disposition of assets and sublease (1)	(88)	(86)	(171)	(282)
Loss on early extinguishment of debt (2)	—	178	94	178
Non-cash straight-line rent expense (3)	238	290	512	502
Non-recurring severance and other related expenses (4)	588	—	1,039	—
Acquisition integration and professional fees expense (5)	(106)	45	77	63
Adjusted EBITDA	$24,797	$23,647	$43,266	$40,283

Brokerages:
Net income (loss)	$1,136	$321	$1,294	$(251)
Depreciation and amortization	75	70	154	140
Interest expense	9	3	25	7
Interest income	—	—	—	—
Provision (benefit) for income taxes	206	56	234	(42)
EBITDA	1,426	450	1,707	(146)
(Gain) loss on sale or disposition of assets and sublease (1)	(576)	39	(536)	57
Non-cash straight-line rent expense (3)	11	(20)	(32)	(85)
Adjusted EBITDA	$861	$469	$1,139	$(174)

(1)	Represents (gains) losses on the sale or disposition of assets as well as the (gains) losses on the sublease of a portion of our corporate headquarters office building.
(2)	Represents losses incurred on early extinguishment of debt on our 2013 Senior Secured Credit Facility for the three and six months ended June 30, 2015 and 2014.
(3)	Represents the non-cash charge to appropriately record rent expense on a straight-line basis over the term of the lease agreement taking into consideration escalation in monthly cash payments.

(4)

Represents non-recurring severance and other related expenses recognized for certain employees who were terminated during the three and six months ended June 30, 2015 as a result of the retirement of our former Chief Executive Officer on December 31, 2014 and subsequent organizational changes implemented during 2015, and a retirement agreement entered into by our President Emeritus on May 4, 2015.

(5)

Acquisition integration and professional fees expense include fees incurred in connection with our acquisitions of certain assets of HBN and Tails, Inc. in October 2013. Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market, which have contributed to increasing annual operating cash flows. In this regard, our short-term liquidity position has been, and will continue to be, affected by the number of agents in the RE/MAX network. Our primary sources of liquidity are our existing cash balances and credit availability under our 2013 Senior Secured Credit Facility. Our cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of selling, operating and administrative expenses, (iii) principal payments and related interest expense on our 2013 Senior Secured Credit Facility, (iv) distributions and other payments to non-controlling unitholders, (v) corporate tax payments paid by the Company, (vi) cash consideration for acquisitions and acquisition-related expenses, (vii) dividend payments to stockholders of our Class A common stock and (viii) payments to RIHI and Oberndorf pursuant to the TRAs. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details on the TRA assignment from Weston Presidio V., L.P. to Oberndorf.

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

Sources and Uses of Cash

Six Months Ended June 30, 2015 and 2014

As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $80.3 million and $107.2 million, respectively, of which approximately $4.9 million and $23.0 million were held by our foreign entities, respectively. The reduction in cash and cash equivalents held by our foreign entities was the result of a repatriation of $29.7 million in Canadian dollars, or $23.9 million in U.S. dollars, in the first six months of 2015. Of these amounts, $23.9 million in Canadian dollars, or $19.2 million in U.S. dollars, was repatriated in February 2015. Subsequent thereto, we have repatriated cash generated by our Canadian operations on a regular basis and expect to continue to do so prospectively. The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$34,206	$29,442	$4,764
Investing activities	(1,000)	(759)	(241)
Financing activities	(59,964)	(32,422)	(27,542)
Effect of exchange rate changes on cash	(165)	(16)	(149)
Net change in cash and cash equivalents	$(26,923)	$(3,755)	$(23,168)

The increase in cash provided by operating activities was primarily attributable to an increase in cash provided by revenue activities of $3.9 million primarily as a result of an increase in agent count and franchise sales in addition to augmented registration fees charged to participants who attended our 2015 annual convention.  Cash provided by operating activities also increased due to a decrease in cash paid for income taxes of $1.8 million due to the timing of our U.S. federal tax payments. Cash provided by operating activities was negatively impacted by an increase in cash used in selling, operating and administrative activities of $0.8 million primarily related to an increase in cash paid for salaries and other personnel costs and additional cash paid for interest of $0.4 million primarily related to fees paid in connection with amending our 2013 Senior Secured Credit Facility on March 11, 2015.

Cash used in investing activities increased primarily as a result of an increase in the purchases of property, equipment and software for investments in our information technology infrastructure.

The increase in cash used in financing activities was primarily attributable to the following:

•

an increase in dividends paid to Class A common stockholders of $17.9 million and a corresponding increase in distributions paid to our non-controlling unitholders of $26.6 million due to our Board of Directors declaring a special dividend in March 2015 of $1.50 per share on all outstanding shares of Class A common stock, which did not occur in the comparable prior year period;

•

an increase in dividends paid to Class A common stockholders of $1.6 million and a corresponding increase in distributions paid to our non-controlling unitholders of $2.2 million due to our Board of Directors doubling the quarterly dividends declared in 2015 to $0.125 per share on all outstanding shares of Class A common stock; and

•	an increase of $0.6 million for costs incurred in connection with amending our 2013 Senior Secured Credit Facility; partially offset by
•

a reduction in tax and other distributions of $8.9 million paid to our non-controlling unitholders pursuant to the terms of the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “RMCO, LLC Agreement”);

•

a reduction in required payments of debt pursuant to the terms of our 2013 Senior Secured Credit Facility as a result of a $7.3 million mandatory excess cash flow prepayment made in March 2015 compared to a similar prepayment of $14.6 million made in April 2014;

•

an excess tax benefit of $2.4 million realized during the six months ended June 30, 2015 upon the exercise of stock options and cash received of $2.0 million from the exercise of stock options, neither of which occurred in the comparable prior year period; and

•

withholding tax payments of $0.8 million paid during the six months ended June 30, 2014 to satisfy statutory tax requirements of certain employees upon delivery of vested restricted stock units in May 2014, which were not made in 2015.

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

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both LIBOR and ABR loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts RE/MAX, LLC may distribute to RMCO to enable RMCO to increase the dividends declared and paid to its unitholders. In connection with this amendment, RE/MAX, LLC incurred costs of $1.1 million, of which $0.6 million was recorded as an unamortized debt discount and are being amortized over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $0.5 million was expensed as incurred.

RE/MAX, LLC is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. RE/MAX, LLC made an excess cash flow prepayment of $7.3 million on March 26, 2015 and as a result of this payment, RE/MAX, LLC recorded a loss during the six months ended June 30, 2015 of  $0.1 million related to unamortized debt discount and issuance costs.

As of June 30, 2015, RE/MAX, LLC had $202.8 million of term loans outstanding, net of an unamortized discount, had no revolving loans outstanding and had $10.0 million in revolving loans available under the 2013 Senior Secured Credit Facility.

Term loans are repaid in quarterly installments of $0.5 million, with the balance of the term loan due at maturity. The quarterly installments will be reduced pro rata by the amount of any excess cash flow principal prepayments made. The maturity date of all of the term loans under the 2013 Senior Secured Credit Facility is July 31, 2020. Term loans may be optionally prepaid by RE/MAX, LLC at any time. All amounts outstanding under the revolving line of credit must be repaid on July 31, 2018.

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

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $0.9 million and $0.7 million during the six months ended June 30, 2015 and 2014, respectively. Amounts paid for purchases of property and equipment relate to leasehold improvements and spending on purchased and developed software relate to investments in our information technology infrastructure. In order to expand our technological capabilities, we have invested in information technology projects that will improve operational efficiencies and enhance the tools and services provided to the agents and brokers in our network. We anticipate spending between $2.0 million and $2.5 million during 2015 on purchased and developed software for investments in our information technology infrastructure.

Dividends

Our Board of Directors declared quarterly dividends of $0.125 per share on all outstanding shares of Class A common stock in both the first and second quarters of 2015 and a special dividend of $1.50 per share on all outstanding shares of our Class A common stock during the six months ended June 30, 2015 as disclosed in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  On August 6, 2015, our Board of Directors declared a quarterly dividend of $0.125 per share on all outstanding shares of Class A common stock, which is payable on September 3, 2015 to shareholders of record at the close of business on August 20, 2015. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and to the discretion of our Board of Directors.

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

Other Distributions

Discretionary cash distributions may also be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement. We expect that future cash distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the stockholders of our Class A common stock, including the dividends declared on August 6, 2015, or otherwise on a discretionary basis as we determine to be necessary or appropriate. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on other distributions made by RMCO.

Off Balance Sheet Arrangements

Other than the guarantee of a performance agreement and a line-of-credit agreement each disclosed in Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have no material off balance sheet arrangements as of June 30, 2015.

Commitments and Contingencies

Except for the outstanding lease guarantees acquired in connection with the sale of RE/MAX 100 and the ongoing litigation concerning our acquisition of the net assets of HBN as disclosed in Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, our management does not believe there are any other litigation matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We have operations both within the U.S. and globally and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large franchisees. In addition, our investment strategy has been to invest in financial instruments that are highly liquid and mature within three months from the date of purchase. We do not currently use derivative instruments to mitigate the impact of our market risk exposures nor do we use derivatives for trading or speculative purposes.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2013 Senior Secured Credit Facility which bears interest at variable rates. At June 30, 2015, $202.8 million in term loans were outstanding under our 2013 Senior Secured Credit Facility, net of an unamortized discount. As of June 30, 2015, the undrawn borrowing availability under the revolving line of credit under our 2013 Senior Secured Credit Facility was $10.0 million. The interest rate on our 2013 Senior Secured Credit Facility entered into in July 2013 and as amended on March 11, 2015 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of global franchisees in the U.S., Canada and 97 other countries. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. As the U.S. dollar has strengthened compared to most foreign currencies, including the Canadian dollar during 2014 and 2015, our financial position and results of operations have been adversely affected. We had foreign currency transaction gains (losses) of approximately $0.04 million and $0.8 million during the three months ended June 30, 2015 and 2014, respectively, and ($1.4) million and $0.3 million during the six months ended June 30, 2015 and 2014, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. Prospectively, we intend to repatriate cash generated by our Canadian operations to the U.S. on a regular basis. During the three and six months ended June 30, 2015, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $0.3 million and $1.6 million, respectively.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	3.2

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.2	Retirement Agreement, dated May 4, 2015, among Vincent J. Tracey, RE/MAX Holdings, Inc., RIHI, Inc., RMCO, LLC and RE/MAX, LLC.	10-Q	001-36101	5/8/2015	10.2

10.3	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC					X

31.1	Certification of Chief Executive Officer, Chairman and Co-Founder pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

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

RE/MAX Holdings, Inc. (Registrant)

Date:	August 7, 2015	By:	/s/ David L. Liniger
David L. Liniger Chief Executive Officer, Chairman and Co-Founder (Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ David M. Metzger
David M. Metzger Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)