Form 10-Q
period 2015-09-30
RE/MAX Holdings, Inc.
filed 2015-11-06
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of October 30, 2015 was 12,339,639 and 1, respectively.

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2015 and September 30, 2014	4
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and September 30, 2014	5
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2015	6
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and September 30, 2014	7
	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	51

Item 4.	Controls and Procedures	52

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

	SIGNATURES	60

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$95,370	$107,199
Escrow cash - restricted	78	693
Accounts and notes receivable, current portion, less allowances of $4,836 and $4,495, respectively	17,948	16,641
Accounts receivable from affiliates	26	231
Income taxes receivable	321	765
Other current assets	4,424	5,237
Total current assets	118,167	130,766
Property and equipment, net of accumulated depreciation of $17,483 and $19,993, respectively	2,561	2,661
Franchise agreements, net of accumulated amortization of $97,430 and $87,330, respectively	65,331	75,505
Other intangible assets, net of accumulated amortization of $8,867 and $8,550, respectively	4,233	2,725
Goodwill	71,976	72,463
Deferred tax assets, net	64,729	66,903
Investments in equity method investees	3,852	3,693
Debt issuance costs, net	1,604	1,896
Other assets	1,932	1,715
Total assets	$334,385	$358,327
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$421	$561
Accounts payable to affiliates	1,172	1,114
Escrow liabilities	78	693
Accrued liabilities	10,765	9,380
Income taxes payable	150	189
Deferred revenue and deposits	18,294	17,142
Current portion of debt	13,362	9,460
Current portion of payable pursuant to tax receivable agreements	3,914	3,914
Other current liabilities	338	211
Total current liabilities	48,494	42,664
Debt, net of current portion	189,003	202,213
Payable pursuant to tax receivable agreements, net of current portion	63,504	63,504
Deferred tax liabilities, net	173	190
Other liabilities, net of current portion	10,431	10,473
Total liabilities	311,605	319,044
Commitments and contingencies (note 12)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 12,339,639 shares issued and outstanding as of September 30, 2015; 11,768,041 shares issued and outstanding as of December 31, 2014	1	1
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	247,303	241,882
Retained earnings	2,061	12,041
Accumulated other comprehensive (loss) income	(45)	886
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	249,320	254,810
Non-controlling interest	(226,540)	(215,527)
Total stockholders' equity	22,780	39,283
Total liabilities and stockholders' equity	$334,385	$358,327

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Continuing franchise fees	$18,905	$18,523	$54,833	$54,251
Annual dues	8,010	7,697	23,687	22,846
Broker fees	9,321	8,279	24,988	21,853
Franchise sales and other franchise revenue	5,624	5,472	19,535	17,935
Brokerage revenue	3,250	4,269	10,551	11,534
Total revenue	45,110	44,240	133,594	128,419
Operating expenses:
Selling, operating and administrative expenses	20,724	20,559	65,525	65,321
Depreciation and amortization	3,765	3,767	11,384	11,517
Loss (gain) on sale or disposition of assets, net	9	—	(606)	(1)
Total operating expenses	24,498	24,326	76,303	76,837
Operating income	20,612	19,914	57,291	51,582
Other expenses, net:
Interest expense	(2,338)	(2,255)	(7,448)	(7,007)
Interest income	36	58	136	205
Foreign currency transaction losses	(201)	(811)	(1,585)	(504)
Loss on early extinguishment of debt	—	—	(94)	(178)
Equity in earnings of investees	361	265	963	394
Total other expenses, net	(2,142)	(2,743)	(8,028)	(7,090)
Income before provision for income taxes	18,470	17,171	49,263	44,492
Provision for income taxes	(3,277)	(3,116)	(8,882)	(8,130)
Net income	$15,193	$14,055	$40,381	$36,362
Less: net income attributable to non-controlling interest	10,396	9,780	27,907	25,299
Net income attributable to RE/MAX Holdings, Inc.	$4,797	$4,275	$12,474	$11,063

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.39	$0.37	$1.03	$0.95
Diluted	$0.39	$0.35	$1.01	$0.90
Weighted average shares of Class A common stock outstanding
Basic	12,333,690	11,579,669	12,127,548	11,593,738
Diluted	12,420,748	12,229,010	12,315,663	12,235,160
Cash dividends declared per share of Class A common stock	$0.1250	$0.0625	$1.8750	$0.1875

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$15,193	$14,055	$40,381	$36,362
Change in cumulative translation adjustment	(580)	(245)	(1,038)	(236)
Other comprehensive loss, net of tax	(580)	(245)	(1,038)	(236)
Comprehensive income	14,613	13,810	39,343	36,126
Less: comprehensive income attributable to non-controlling interest	9,988	9,632	27,800	25,156
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$4,625	$4,178	$11,543	$10,970

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated
	Class A		Class B		Additional		other	Non-	Total
	common stock		common stock		paid-in	Retained	comprehensive	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	(loss) income	interest	equity
Balances, January 1, 2015	11,768,041	$1	1	$—	$241,882	$12,041	$886	$(215,527)	$39,283
Net income	—	—	—	—	—	12,474	—	27,907	40,381
Distributions paid to non-controlling unitholders	—	—	—	—	—	—	—	(38,813)	(38,813)
Equity-based compensation expense	—	—	—	—	1,098	—	—	—	1,098
Dividends paid to Class A common stockholders	—	—	—	—	—	(22,454)	—	—	(22,454)
Change in accumulated other comprehensive (loss) income	—	—	—	—	—	—	(931)	(107)	(1,038)
Issuance of Class A common stock, equity-based compensation plans	571,598	—	—	—	1,912	—	—	—	1,912
Excess tax benefit realized on exercise of stock options and delivery of vested restricted stock units	—	—	—	—	2,411	—	—	—	2,411
Balances, September 30, 2015	12,339,639	$1	1	$—	$247,303	$2,061	$(45)	$(226,540)	$22,780

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$40,381	$36,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,384	11,517
Bad debt expense	555	289
Gain on sale or disposition of assets, net	(606)	(1)
Loss on early extinguishment of debt	94	178
Equity-based compensation expense	1,098	532
Non-cash interest expense	324	273
Deferred income tax expense and other	1,831	1,322
Changes in operating assets and liabilities:
Accounts and notes receivable, current portion	(2,113)	(1,991)
Advances from/to affiliates	302	34
Other current and noncurrent assets	1,565	1,394
Other current and noncurrent liabilities	1,411	(2,136)
Deferred revenue and deposits, current portion	1,315	1,225
Net cash provided by operating activities	57,541	48,998
Cash flows from investing activities:
Purchases of property, equipment and software	(2,066)	(1,017)
Proceeds from sale of property and equipment	17	2
Capitalization of trademark costs	(61)	(91)
Disposition	20	—
Cost to sell assets	(71)	—
Net cash used in investing activities	(2,161)	(1,106)
Cash flows from financing activities:
Payments on debt	(8,880)	(16,278)
Capitalized debt amendment costs	(555)	—
Distributions paid to non-controlling unitholders	(38,813)	(18,881)
Dividends paid to Class A common stockholders	(22,454)	(2,173)
Payments on capital lease obligations	(237)	(156)
Proceeds from exercise of stock options	2,032	54
Excess tax benefit realized on exercise of stock options and delivery of vested restricted stock units	2,411	179
Cancellation of vested restricted stock units for required tax withholding	(120)	(818)
Net cash used in financing activities	(66,616)	(38,073)
Effect of exchange rate changes on cash	(593)	(66)
Net (decrease) increase in cash and cash equivalents	(11,829)	9,753
Cash and cash equivalents, beginning of year	107,199	88,375
Cash and cash equivalents, end of period	$95,370	$98,128
Supplemental disclosures of cash flow information:
Cash paid for interest and debt amendment costs	$7,126	$6,692
Cash paid for income taxes	4,052	6,824
Schedule of non-cash investing and financing activities:
Note receivable received as consideration for sale of brokerage operations assets	$430	$—
Capital leases for property and equipment	412	18
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	381	155

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013 and was capitalized on July 8, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share. A portion of the proceeds received by RE/MAX Holdings from the IPO was used to acquire the net business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) in the Southwest and Central Atlantic regions of the United States (“U.S.”), respectively, which were subsequently contributed to RMCO, LLC and its consolidated subsidiaries (“RMCO”), and the remaining proceeds were used to purchase common membership units in RMCO. After completion of the IPO, RE/MAX Holdings owned 39.56% of the common membership units in RMCO. As of September 30, 2015, RE/MAX Holdings owns 41.03% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  As a result, RE/MAX Holdings consolidates the financial position and results of operations of RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is one of the leading franchisors of residential and commercial real estate brokerage services throughout the U.S. and globally. The Company also operates a small number of real estate brokerage offices in the U.S. The Company’s revenue is derived from continuing franchise fees (which consist of fixed contractual fees paid monthly by regional franchise owners and franchisees based on the number of agents in the respective franchise region or franchisee’s office), annual dues from agents, broker fees (which consist of fees paid by regional franchise owners and franchisees for real estate commissions paid by customers when an agent sells a home), franchise sales and other franchise revenue (which consist of fees from initial sales and renewals of franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs) and brokerage revenue (which consists of fees assessed by the Company’s owned brokerages for services provided to their affiliated real estate agents). The Company, as a franchisor, grants each broker-owner a license to use the RE/MAX brand, trademark, promotional and operating materials and concepts.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and comprise the condensed consolidated financial statements of the Company and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2015 and December 31, 2014, the results of its operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, changes in its stockholders’ equity for the nine months ended September 30, 2015 and results of its cash flows for the nine months ended September 30, 2015 and 2014. Interim results may not be indicative of full year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting Measurement-Period Adjustments, which eliminates the requirement for an entity to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is completed. ASU 2015-16 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which both clarifies and simplifies content in the FASB Accounting Standards Codification and corrects unintended application of U.S. GAAP. ASU 2015-10 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the guidance in ASU 2014-09 by one year. ASU 2014-09 is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and subsequent to the IPO, began to operate and control all of the business affairs of RMCO. As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013. RE/MAX Holdings owns a 41.03% and 39.89% minority economic interest in RMCO as of September 30, 2015 and December 31, 2014, respectively, and records a non-controlling interest for the remaining 58.97% and 60.11% economic interest in RMCO held by RIHI, Inc. (“RIHI”) as of September 30, 2015 and December 31, 2014, respectively. RE/MAX Holdings’ minority economic interest in RMCO increased due to the increase in common units which were issued concurrently with the issuance of shares of Class A common stock during the nine months ended September 30, 2015 upon the exercise of 564,443 stock options, the vesting of 5,154 restricted stock units and the grant of 2,001 shares, net of shares withheld and cancelled to cover the Company’s minimum statutory tax withholding obligation. See Note 10, Equity-Based Compensation, for further details. RE/MAX Holdings’ only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between RE/MAX Holdings and RMCO. “Net income attributable to non-controlling interest” in the accompanying Condensed Consolidated Statements of Income represents the portion of earnings attributable to the economic interest in RMCO held by the non-controlling unitholders. As of October 7, 2013, “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets represented the carryover basis of RIHI’s capital account in RMCO. Prospectively, the non-controlling interest has been adjusted to reflect tax and other cash distributions made to, and the income allocated to, the non-controlling unitholders. The ownership of the common units in RMCO is summarized as follows:

	September 30,		December 31,
	2015		2014
	Shares	Ownership %	Shares	Ownership %
Non-controlling unitholders ownership of common units in RMCO	17,734,600	58.97%	17,734,600	60.11%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	12,339,639	41.03%	11,768,041	39.89%
Total common units in RMCO	30,074,239	100.00%	29,502,641	100.00%

The aforementioned ownership percentages are used to calculate the net income attributable to RE/MAX Holdings. A reconciliation from “Income before provision for income taxes” to “Net income attributable to RE/MAX Holdings, Inc.” in the accompanying Condensed Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income before provision for income taxes	$18,470	$17,171	$49,263	$44,492
Weighted average ownership percentage of controlling interest	41.02%	39.50%	40.61%	39.53%
Income before provision for income taxes attributable to RE/MAX Holdings, Inc.	7,576	6,783	20,006	17,588
Provision for income taxes attributable to RE/MAX Holdings, Inc.	(2,779)	(2,508)	(7,532)	(6,525)
Net income attributable to RE/MAX Holdings, Inc.	$4,797	$4,275	$12,474	$11,063

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

A reconciliation of the “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Provision for income taxes attributable to RE/MAX Holdings, Inc. (a)	$(2,779)	$(2,508)	$(7,532)	$(6,525)
Provision for income taxes attributable to entities other than RE/MAX Holdings, Inc. (b)	(498)	(608)	(1,350)	(1,605)
Provision for income taxes	$(3,277)	$(3,116)	$(8,882)	$(8,130)

(a)

The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes as well as RE/MAX Holdings’ approximate 40% share of the taxes imposed directly on RE/MAX, LLC, a wholly-owned subsidiary of RMCO, related to tax liabilities in certain foreign jurisdictions of $346,000 and $395,000 for the three months ended September 30, 2015 and 2014, respectively, and $924,000 and $1,049,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “RMCO, LLC Agreement”), RMCO is generally required to distribute cash on a pro rata basis to its members to the extent necessary to cover each member’s estimated tax liabilities, if any, with respect to their allocable share of RMCO earnings, but only to the extent that any other discretionary distributions from RMCO for the relevant period were otherwise insufficient to enable each member to cover its estimated tax liabilities. RMCO makes such tax distributions to its members based on an estimated tax rate stipulated in the RMCO, LLC Agreement. During the nine months ended September 30, 2015, the amount of other discretionary distributions RMCO made to non-controlling unitholders was sufficient to cover such member’s estimated tax liabilities. Distributions for taxes paid to or on behalf of non-controlling unitholders under the RMCO, LLC Agreement were $15,557,000 during the nine months ended September 30, 2014, and are recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity and reported in “Distributions paid to non-controlling unitholders” in the accompanying Condensed Consolidated Statements of Cash Flows. Upon completion of its tax returns with respect to the prior year, RMCO may make other discretionary true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

Other Discretionary Distributions

Discretionary cash distributions may also be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement.  The Company expects that future cash distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the stockholders of the Company’s Class A common stock, or otherwise on a discretionary basis as determined to be necessary or appropriate by the Company. The Company made other distributions to non-controlling unitholders of $38,813,000 during the nine months ended September 30, 2015, which is recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity and reported in “Distributions paid to non-controlling unitholders” in the accompanying Condensed Consolidated Statements of Cash Flows. Of this amount, $33,253,000 related to dividend distributions as discussed in Note 4, Earnings Per Share and Dividends, and $5,560,000 was a discretionary distribution paid in connection with the terms of the RMCO, LLC Agreement. During the nine months ended September 30, 2014, the Company made other distributions to non-controlling unitholders of $3,325,000.

On November 4, 2015, the Company declared a distribution to non-controlling unitholders of $2,217,000, which is payable on November 27, 2015. No other distributions were paid to non-controlling unitholders during the nine months ended September 30, 2015 and 2014.

Payments Pursuant to the Tax Receivable Agreements

At the time of the IPO, RE/MAX Holdings entered into separate TRAs with RMCO’s historical owners, RIHI and Weston Presidio V., L.P. (“Weston Presidio”). During the second quarter of 2015, Weston Presidio assigned, transferred and conveyed to Oberndorf Investments LLC (“Oberndorf”) all of its rights, title and interest in and to, and all of its liabilities and obligations under, the TRA dated as of October 7, 2013 by and between RE/MAX Holdings and Weston Presidio. In connection therewith, the Company entered into a joinder to the TRA on May 29, 2015 with Western Presidio and Oberndorf (the “Joinder Agreement”). Neither the assignment and transfer nor the Joinder Agreement impacted the financial position, results of operations or cash flows of the Company.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of September 30, 2015, the Company reflected a liability of $67,418,000, representing the payments due to RIHI and Oberndorf, under the terms of the TRAs (see current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Condensed Consolidated Balance Sheets).

As of September 30, 2015, the Company estimates that amounts payable pursuant to the TRAs within the next 12 month period will be approximately $3,914,000. To determine the current amount of the payments due to RIHI and Oberndorf, the Company estimated the amount of taxable income that RE/MAX Holdings generated during 2014 and the amount of the specified deductions subject to the TRAs which were realized by RE/MAX Holdings in its 2014 federal and state tax returns. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs. No amounts were paid pursuant to the terms of the TRAs during the nine months ended September 30, 2015 or 2014.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$4,797	$4,275	$12,474	$11,063
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	12,333,690	11,579,669	12,127,548	11,593,738
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	12,333,690	11,579,669	12,127,548	11,593,738
Add dilutive effect of the following:
Stock options	51,171	590,285	163,777	590,736
Restricted stock units	35,887	59,056	24,338	50,686
Weighted average shares of Class A common stock outstanding, diluted	12,420,748	12,229,010	12,315,663	12,235,160
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.39	$0.37	$1.03	$0.95
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.39	$0.35	$1.01	$0.90

The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Dividends

The Company’s Board of Directors declared quarterly dividends of $0.125 per share on all outstanding shares of Class A common stock in the first, second and third quarters of 2015, or $4,571,000 in total dividends. Of this amount, $1,500,000 was paid on April 8, 2015, $1,529,000 was paid on June 4, 2015 and $1,542,000 was paid on September 3, 2015. The Company made corresponding distributions to non-controlling unitholders of $2,217,000 on each of April 8, 2015, June 4, 2015 and September 3, 2015. Additionally, during the nine months ended September 30, 2015, the Company’s Board of Directors declared a special dividend of $1.50 per share on all outstanding shares of Class A common stock, or $17,883,000 in total dividends, which along with a corresponding distribution to non-controlling unitholders of $26,602,000, was paid on April 8, 2015. The Company’s Board of Directors declared quarterly dividends of $0.0625 per share on all outstanding shares of Class A common stock in the first, second and third quarters of 2014, or $2,173,000 in total dividends. Of this amount, $725,000 was paid on April 18, 2014 and $724,000 was paid on each of June 5, 2014 and September 3, 2014. The Company made corresponding distributions to non-controlling unitholders of $1,108,000 on each of April 18, 2014, June 5, 2014 and September 3, 2014.

On November 4, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on all outstanding shares of Class A common stock, which is payable on November 27, 2015 to shareholders of record at the close of business on November 13, 2015.

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

Disposition of RB2B, LLC d/b/a RE/MAX 100

On April 10, 2015, the Company sold certain operating assets and liabilities related to six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100 (“RE/MAX 100”), a wholly owned subsidiary of the Company, for a sales price of $450,000. The Company recognized a gain on the sale of the assets and the liabilities transferred of $615,000 during the second quarter of 2015, which is reflected in “Gain on sale or disposition of assets, net” in the accompanying Condensed Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue. The financial position and results of operations of RE/MAX 100 were entirely attributable to the Company’s Brokerages reportable segment.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets, other than goodwill (in thousands):

	Initial
	Weighted	September 30, 2015			December 31, 2014
	Average	Initial	Accumulated	Net	Initial	Accumulated	Net
	Amortization	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.0	$162,761	$(97,430)	$65,331	$162,835	$(87,330)	$75,505
Other intangible assets:
Software (a)	4.5	$10,125	$(7,309)	$2,816	$8,356	$(7,126)	$1,230
Trademarks	14.6	2,975	(1,558)	1,417	2,919	(1,424)	1,495
Total other intangible assets	6.7	$13,100	$(8,867)	$4,233	$11,275	$(8,550)	$2,725

(a)

As of September 30, 2015 and December 31, 2014, capitalized software development costs of $2,392,000 and $857,000, respectively, were recorded in “Other intangible assets” in the accompanying Condensed Consolidated Balance Sheets. As of these dates, the associated information technology infrastructure projects were not complete and ready for their intended use and thus were not subject to amortization.

Amortization expense for the three months ended September 30, 2015 and 2014 was $3,510,000 and $3,518,000, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $10,608,000 and $10,656,000, respectively.

The estimated future amortization of intangible assets, other than goodwill, is as follows (in thousands):

Year ending December 31:
Remainder of 2015	$3,473
2016	14,276
2017	10,438
2018	6,821
2019	6,811
Thereafter	27,745
$69,564

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company performed the qualitative impairment assessment for all of its reporting units by evaluating, among other things, market and general economic conditions, entity-specific events, events affecting a reporting unit and the Company’s results of operations and key performance measures. The Company concluded subsequent to the completion of the qualitative impairment assessment that the fair value of each of the Company’s reporting units significantly exceed their respective carrying values. As a result, the Company did not perform the quantitative test, and no indicators of impairment existed.

Amounts recorded as goodwill in the accompanying Condensed Consolidated Balance Sheets are attributable to the Company’s Real Estate Franchise Services reportable segment. The following table presents changes to goodwill for the nine months ended September 30, 2015 (in thousands):

Balance, January 1, 2015	$72,463
Effect of changes in foreign currency exchange rates	(487)
Balance, September 30, 2015	$71,976

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued payroll and related employee costs	$7,018	$4,519
Accrued property taxes	1,205	1,622
Accrued professional fees	654	947
Lease-related accruals	493	773
Other	1,395	1,519
	$10,765	$9,380

8. Debt

Debt consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
2013 Senior Secured Credit Facility, principal of $520 payable quarterly, matures in July 2020, net of unamortized discount of $789 and $360 as of September 30, 2015 and December 31, 2014, respectively	$202,365	$211,673
Less current portion	(13,362)	(9,460)
	$189,003	$202,213

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Maturities of debt are as follows (in thousands):

Year ending December 31:
Remainder of 2015	$520
2016	2,080
2017	2,080
2018	2,080
2019	2,080
Thereafter	194,314
$203,154

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

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made an excess cash flow prepayment of $7,320,000 on March 26, 2015. As of September 30, 2015, mandatory principal payments of approximately $520,000 are due quarterly until the facility matures on July 31, 2020 and will be reduced pro rata by the amount of any excess cash flow principal prepayments made. During the nine months ended September 30, 2014, the Company made an excess cash flow prepayment of $14,627,000. The Company accounted for the mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss of $94,000 and $178,000 during the nine months ended September 30,  2015 and 2014, respectively, related to unamortized debt discount and issuance costs. The Company may make optional prepayments on the term loan facility at any time; however, no such optional prepayments were made during the nine months ended September 30, 2015 or 2014.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The estimated fair value of the Company’s debt as of September 30, 2015 and December 31, 2014 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at those dates and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of the 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the 2013 Senior Secured Credit Facility are included in the accompanying Condensed Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The following table summarizes the carrying value and fair value of the 2013 Senior Secured Credit Facility as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,		December 31,
	2015		2014
	Carrying amounts	Estimated fair value	Carrying amounts	Estimated fair value
2013 Senior Secured Credit Facility	$202,365	$203,663	$211,673	$208,853

The Company had no borrowings drawn on the revolving loan facility during the nine months ended September 30, 2015 or 2014 and had $10,000,000 available under the revolving loan facility as of September 30, 2015. The Company must pay a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

9. Income Taxes

RE/MAX Holdings is subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.  The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income. The “Provision for income taxes” is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings. The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes and RE/MAX Holdings’ approximate 40% share of taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions. The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of September 30, 2015, the Company does not believe it has any significant uncertain tax positions.

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

On June 24, 2015, RE/MAX Holdings granted 2,941 shares of RE/MAX Holdings’ Class A common stock to an employee at a grant-date fair value of $34.01. Of this amount, 940 shares were withheld and cancelled with an estimated value of $32,000 to cover the Company’s minimum statutory tax withholding obligation. On March 11, 2015, RE/MAX Holdings granted an aggregate of 74,893 restricted stock units at a value of $32.45 per unit to certain employees, which vest over a three-year period beginning on April 1, 2016, and an aggregate of 10,787 restricted stock units at a value of $32.45 per unit to its directors, excluding David Liniger, the Company’s Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, the Company’s Vice Chair and Co-Founder, which vest on April 1, 2016. The grant-date fair value of $32.45 per unit equaled the closing price of RE/MAX Holdings’ Class A common stock on March 11, 2015.

For the three and nine months ended September 30, 2015, the Company recognized equity-based compensation expense of $430,000 and $1,098,000, respectively, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income resulting from the shares of RE/MAX Holdings’ Class A common stock granted on June 24, 2015 and restricted stock units that were granted on March 11, 2015 and October 7, 2013. For the three and nine months ended September 30, 2014, the Company recognized equity-based compensation expense of $200,000 and $532,000, respectively, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income resulting from restricted stock units that were granted on October 7, 2013.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes equity-based compensation activity related to restricted stock units and stock options as of and for the nine months ended September 30, 2015:

	Restricted Stock	Stock
	Units	Options
Balance, January 1, 2015	40,472	652,500
Granted	85,680	—
Exercised (a)	—	(564,443)
Forfeited	(6,588)	—
Delivered and exchanged for shares of Class A common stock (b)	(5,154)	—
Cancelled (c)	(2,422)	—
Balance, September 30, 2015	111,988	88,057

As of September 30, 2015
Vested	—	88,057
Unvested	111,988	—

(a) Cash received from stock option exercises for the nine months ended September 30, 2015 was $2,032,000. The Company recorded a corporate income tax benefit relating to the options exercised and restricted stock units delivered during the nine months ended September 30, 2015 of $2,411,000 in “Additional paid-in capital” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity.

(b)

In connection with a retirement agreement entered into with the Company’s former President as described in Note 11, Leadership Changes and Restructuring Activities, 7,576 unvested restricted stock units granted in October 2013 vested in August 2015 on an accelerated timeline. As such, incremental equity-based compensation expense of $109,000 and $216,000 was recognized during the three and nine months ended September 30, 2015, respectively.

(c)

Of the 7,576 restricted stock units vested during the three and nine months ended September 30, 2015, 2,422 shares were withheld and cancelled with an estimated value of $88,000 to cover the Company’s minimum statutory tax withholding obligation.

At September 30, 2015, there were 1,930,704 additional shares available for the Company to grant under the 2013 Incentive Plan.

11. Leadership Changes and Restructuring Activities

The Company’s former Chief Executive Officer retired on December 31, 2014 and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company is required to provide severance and other related benefits over a 36 month period, beginning on December 31, 2014. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation Agreement, with a corresponding charge of $3,545,000 in 2014. As of September 30, 2015 and December 31, 2014, the short-term portion of the liability was $829,000 and $500,000, respectively, and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, the long-term portion of the liability was $980,000 and $1,488,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In addition, on May 4, 2015, the Company’s former President entered into a retirement agreement with the Company (the “Retirement Agreement”) pursuant to which he retired on August 19, 2015. Subject to the terms of the Retirement Agreement, the Company is required to provide retirement benefits over a 24 month period, beginning on September 1, 2015. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Retirement Agreement, with a corresponding charge to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. The Company incurred a total cost of $877,000, including $216,000 of equity-based compensation expense, during the nine months ended September 30, 2015. Of the total cost incurred,  $443,000 was recorded during the three months ended September 30, 2015. As of September 30, 2015, the short-term portion of the liability was $248,000 and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and the long-term portion of the liability was $237,000 and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company’s total severance and other related expenses were  $503,000 and $1,542,000 during the three and nine months ended September 30, 2015, respectively, which is included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

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

The following table presents a rollforward of the estimated fair value liability established for the aforementioned severance and other related costs, which are entirely attributable to the Company’s Real Estate Franchise Services reportable segment, from January 1, 2015 to September 30, 2015 (in thousands):

Balance, January 1, 2015	$2,408
Additional severance and other related expenses	1,542
Accretion	61
Cash payments	(1,337)
Non-cash adjustment (a)	(216)
Balance, September 30, 2015	$2,458

(a) Non-cash adjustment represents the non-cash equity-based compensation expense recorded during the nine months ended September 30, 2015 for the accelerated vesting of certain restricted stock units in August 2015 pursuant to the terms of the Retirement Agreement. See also Note 10, Equity-Based Compensation.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Commitments and Contingencies

Commitments

The Company leases offices and equipment under non-cancelable operating leases, subject to certain provisions for renewal options and escalation clauses.

Contingencies

In connection with the sale of RE/MAX 100 on April 10, 2015 as described in Note 5, Dispositions, the Company entered into an Assignment and Assumption of Leases Agreement (the “Assignment Agreement”) pursuant to which the Company assigned its obligations under and rights, title and interest in six leases to the purchaser. For certain leases, the Company remains secondarily liable for future lease payments over approximately the next 31 month period under the respective lease agreements and accordingly, as of September 30, 2015, the Company has outstanding lease guarantees of $1,272,000. This amount represents the present value of the maximum potential liability of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreement govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser. As of September 30, 2015, the likelihood of default by the purchaser on the Assignment Agreement was deemed to be less than probable and as such, the Company did not record a liability in the accompanying Condensed Consolidated Balance Sheets nor a related charge in the accompanying Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2015.

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

In connection with the Company’s acquisition of the net assets of HBN on October 7, 2013, several shareholders of HBN dissented from the transaction alleging the Company purchased the net assets of HBN below fair value and demanded payment for their shares in excess of consideration paid. Pursuant to the dissenters’ rights statute in the State of Colorado, on February 11, 2014, HBN petitioned the District Court of Denver County, Colorado (the “Court”) to determine the fair value of HBN. A trial occurred between April 14, 2015 and April 17, 2015. HBN vigorously defended its position that the consideration paid for the net assets of HBN materially approximated fair value. To date, the Court has not rendered a decision. However, based upon the results of trial testimonies, plaintiff’s and defendants’ expert valuation reports prepared in connection with the case, and the contents of post-trial briefs that have been delivered, the Company determined that the potential impact to the Company’s financial position and results of operations could range from $115,000  to approximately $2,656,000. Since no amount within the range of potential impact is a better estimate than any other amount, the Company recorded an accrual and corresponding charge of $89,000 in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income during the nine months ended September 30, 2015 in addition to the previously recorded amount of $26,000, which was based on pre-trial estimates.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Guarantees

In May 2015, the Company entered into a guarantee of the full and prompt payment and performance when due of all obligations due to a financial institution under a commercial line-of-credit agreement and note entered into by the Company’s equity-method investee, a residential mortgage operation in which the Company has a 50% interest. The term of the line-of-credit agreement is 13 months and the total amount of advances requested and unpaid principal balance cannot exceed $15,000,000. The line of credit bears interest at the financial institution’s base rate. The Company had entered into a similar guarantee during May 2014, which expired as of May 2015. The outstanding balance on the line of credit was approximately $9,502,000 and $4,548,000 as of September 30, 2015 and December 31, 2014, respectively. The Company did not incur any payments under this guarantee during the nine months ended September 30, 2015, or in any prior periods, and does not anticipate that it will incur any payments through the duration of the guarantee.

14. Related-Party Transactions

The Company’s real estate brokerage operations pay advertising fees to regional and national advertising funds, which promote the RE/MAX brand. These advertising funds are corporations owned by a majority stockholder of RIHI, who is also the Company’s Chief Executive Officer, Chairman and Co-Founder, as trustee for RE/MAX agents. This individual does not receive any compensation from these corporations, as all funds received by the corporations are required to be spent on advertising for the respective regions. During the three months ended September 30, 2015 and 2014, the Company’s real estate brokerage operations paid $210,000 and $291,000, respectively, to these advertising funds. During the nine months ended September 30, 2015 and 2014, the Company’s real estate brokerage operations paid $705,000 and $862,000, respectively, to these advertising funds. These payments are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

Prior to October 7, 2013, RE/MAX 100 paid regional continuing franchise fees, broker fees and franchise sales revenue, as do all other RE/MAX franchisees in the Central Atlantic region, to Tails. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of Tails, and as such, prior to October 7, 2013, Tails was a related party to the Company. As described in Note 1, Business and Organization, a portion of the proceeds raised during the IPO was used to purchase certain assets of Tails. In addition, RE/MAX 100 recorded a payable to Tails’ affiliated regional advertising fund. As of September 30, 2015 and December 31, 2014, the amount of the payable was $1,102,000 and $1,031,000, respectively, and is included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

The majority stockholders of RIHI, including the Company’s current Chief Executive Officer, have made and continue to make a golf course they own available to the Company for business purposes. During the nine months ended September 30, 2015 and 2014, the Company used the golf course for business purposes at no charge.

The Company also provides services to certain affiliated entities, such as accounting, legal, marketing, technology, human resources and public relations services, and it allows these companies to share its leased office space. During the three months ended September 30, 2015 and 2014, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $446,000 and $549,000, respectively. During the nine months ended September 30, 2015 and 2014, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $1,293,000 and $1,661,000, respectively. Such amounts are generally paid within 30 days and no such amounts were outstanding at September 30, 2015 or December 31, 2014.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The components of the Company’s “Accounts receivable from affiliates” and “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accounts receivable from affiliates:
RE/MAX of Texas Advertising Fund	$16	$246
Other	10	(15)
Total accounts receivable from affiliates	26	231
Accounts payable to affiliates:
Central Atlantic Region Advertising Fund	(1,102)	(1,031)
Other	(70)	(83)
Total accounts payable to affiliates	(1,172)	(1,114)
Net accounts payable to affiliates	$(1,146)	$(883)

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

Adjusted EBITDA for the reportable segments excludes depreciation, amortization, interest expense, interest income and the provision for income taxes and is then adjusted for other non-cash and non-recurring cash charges or other items. Adjusted EBITDA for the reportable segments is also a key factor that is used by the Company’s internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of management for purposes of annual and other incentive compensation plans. The additional items that are adjusted to determine Adjusted EBITDA for the reportable segments include loss or gain on the sale or disposition of assets and sublease, loss on early extinguishment of debt, non-cash straight-line rent expense, non-recurring severance and other related expenses and acquisition integration and professional fees expense. The Company’s Real Estate Franchise Services reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name, intersegment revenue from the Company’s owned brokerages and the Company’s corporate-wide professional services expenses. All of the Company’s brokerage offices in its Real Estate Franchise Services reportable segment are franchised. The Company’s Brokerages reportable segment includes the Company’s brokerage services business, intersegment expenses and reflects the elimination of all intersegment revenue and expenses and other consolidation entries.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following tables present the revenue and Adjusted EBITDA results of the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014:

	Revenue (a)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Real Estate Franchise Services	$42,221	$40,456	$124,197	$118,254
Brokerages	2,889	3,784	9,397	10,165
Consolidated revenue	$45,110	$44,240	$133,594	$128,419

(a)

Transactions between the Real Estate Franchise Services and the Brokerages reportable segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services reportable segment include intersegment amounts paid from the Company’s brokerage services business of $361,000 and $485,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,154,000 and $1,369,000 for the nine months ended September 30, 2015 and 2014, respectively. Such amounts are eliminated in the Brokerages reportable segment.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Adjusted EBITDA
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Real Estate Franchise Services:
Net income	$14,682	$13,459	$38,576	$36,017
Depreciation and amortization	3,694	3,695	11,159	11,305
Interest expense	2,328	2,252	7,413	6,997
Interest income	(36)	(58)	(136)	(205)
Provision for income taxes	3,182	3,014	8,553	8,070
EBITDA	23,850	22,362	65,565	62,184
Gain on sale or disposition of assets and sublease	(88)	(87)	(259)	(369)
Loss on early extinguishment of debt	—	—	94	178
Non-cash straight-line rent expense	224	271	736	773
Non-recurring severance and other related expenses	443	—	1,482	—
Acquisition integration and professional fees expense	—	87	77	150
Adjusted EBITDA	$24,429	$22,633	$67,695	$62,916

Brokerages:
Net income	$511	$596	$1,805	$345
Depreciation and amortization	71	72	225	212
Interest expense	10	3	35	10
Interest income	—	—	—	—
Provision for income taxes	95	102	329	60
EBITDA	687	773	2,394	627
Loss (gain) on sale or disposition of assets and sublease	22	35	(514)	92
Non-cash straight-line rent expense	(23)	(74)	(55)	(159)
Adjusted EBITDA	$686	$734	$1,825	$560

Consolidated:
Net income	$15,193	$14,055	$40,381	$36,362
Depreciation and amortization	3,765	3,767	11,384	11,517
Interest expense	2,338	2,255	7,448	7,007
Interest income	(36)	(58)	(136)	(205)
Provision for income taxes	3,277	3,116	8,882	8,130
EBITDA	24,537	23,135	67,959	62,811
Gain on sale or disposition of assets and sublease	(66)	(52)	(773)	(277)
Loss on early extinguishment of debt	—	—	94	178
Non-cash straight-line rent expense	201	197	681	614
Non-recurring severance and other related expenses	443	—	1,482	—
Acquisition integration and professional fees expense	—	87	77	150
Adjusted EBITDA	$25,115	$23,367	$69,520	$63,476

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. For example, forward-looking statements include statements we make relating to:

•	our expectations regarding consumer trends in residential real estate transactions;
•	our expectations regarding overall economic and demographic trends, including the continued growth of the United States (“U.S.”) residential real estate market;
•	our expectations regarding our performance during future downturns in the housing sector;
•	our growth strategy of increasing our agent count;
•	our ability to expand our network of franchises in both new and existing but underpenetrated markets;
•	our expectations regarding agent count and productivity;
•	our growth strategy of increasing our number of closed transaction sides and transaction sides per agent;
•	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
•	the pursuit of future reacquisitions of Independent Regions;
•	our intention to pay dividends;
•	our future financial performance;
•	our ability to forecast selling, operating and administrative expenses;
•	the effects of laws applying to our business;
•	our ability to retain our senior management and other key employees;
•	our intention to pursue additional intellectual property protections;
•	our future compliance with U.S. or state franchise regulations;
•	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our information technology infrastructure;
•	the anticipated benefits of our advertising strategy;
•

our intention to repatriate cash generated by our Canadian operations to the U.S. on a regular basis in order to minimize the impact of mark-to-market gains and losses experienced in recent quarters; and

•

our expectation that our new cloud-based enterprise resource planning system will enhance our internal controls over financial reporting and function as an important component of our disclosure controls and procedures.

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

We operate in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprises the operations of our owned and independent global franchising operations, reflects intersegment revenue from our owned brokerages and includes our corporate-wide professional services expenses. The Brokerages reportable segment contains the operations of our owned brokerage offices in the U.S., which represent less than 1% of RE/MAX brokerages in the U.S., the results of operations of a mortgage brokerage company in which we own a non-controlling interest, intersegment expenses and reflects the elimination of all intersegment revenue and expenses and other consolidation entities. Our reportable segments represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess performance and to allocate resources.

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

Through 2014, a portion of agents’ contributions to regional advertising funds in Company-owned and Independent Regions were remitted to a national advertising fund that centralized some national expenditures.  During the third quarter of 2014, our regional franchise owners adopted a change in the marketing strategy for the regional and national advertising funds. Beginning in January 2015, the national advertising fund was discontinued and the RE/MAX advertising strategy now focuses on targeted regional and local marketing. The amount of fees paid by each agent has not changed, but advertising dollars traditionally remitted to the national advertising fund and used for national television campaigns prospectively will be retained and managed by the regional advertising funds for use in regional programs, presenting valuable marketing opportunities at the regional and local level. Notwithstanding the discontinuance of the national advertising fund, on occasion, the advertising funds in Company-owned Regions, together with some or all of the advertising funds in Independent Regions, may contribute to national or pan-regional creative development and media purchases. The majority of this transition has been completed as of September 30, 2015. We  are currently evaluating the impact that this change in advertising strategy may have on our future results of operations, if any.

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

The following table shows our agent count at the end of the periods indicated:

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2015	2015	2015	2014	2014	2014	2014	2013
Agent Count:
U.S.
Company-owned regions	37,146	36,545	35,845	35,299	35,377	34,686	33,911	33,416
Independent regions	22,633	22,459	22,100	21,806	21,804	21,576	21,375	21,075
U.S. Total	59,779	59,004	57,945	57,105	57,181	56,262	55,286	54,491
Canada
Company-owned regions	6,512	6,440	6,327	6,261	6,258	6,212	6,117	6,084
Independent regions	12,994	12,992	12,834	12,779	12,849	12,818	12,852	12,838
Canada Total	19,506	19,432	19,161	19,040	19,107	19,030	18,969	18,922
Outside U.S. and Canada
Company-owned regions (1)	—	—	—	328	312	301	323	338
Independent regions (1)	24,206	23,467	22,849	21,537	21,047	20,496	19,807	19,477
Outside U.S. and Canada Total	24,206	23,467	22,849	21,865	21,359	20,797	20,130	19,815
Total	103,491	101,903	99,955	98,010	97,647	96,089	94,385	93,228
Net change in agent count compared to the prior period	1,588	1,948	1,945	363	1,558	1,704	1,157	497

(1)

As of September 30, 2015, June 30, 2015 and March 31, 2015, Independent Regions outside of the U.S. and Canada include 328 agents in the Caribbean and Central America regions which converted from Company-owned Regions to Independent Regions in connection with the regional franchising agreements we entered into with new independent owners of the Caribbean and Central America regions on January 1, 2015.

Revenue. The percentage of revenue from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners was 59.7% and 59.3% for the three months ended September 30, 2015 and 2014, respectively, and 58.8% and 60.0% for the nine months ended September 30, 2015 and 2014, respectively.  A smaller percentage of our revenue is based on transaction activity derived from a percentage of agent commissions and was 20.7% and 18.7% for the three months ended September 30, 2015 and 2014, respectively, and 18.7% and 17.0% for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table shows our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis and for our reportable segments for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except margin data)
Consolidated:
Adjusted EBITDA	$25,115	$23,367	$69,520	$63,476
Adjusted EBITDA margins	55.7%	52.8%	52.0%	49.4%

Real Estate Franchise Services:
Adjusted EBITDA	$24,429	$22,633	$67,695	$62,916
Adjusted EBITDA margins	57.9%	55.9%	54.5%	53.2%

Brokerages:
Adjusted EBITDA	$686	$734	$1,825	$560
Adjusted EBITDA margins	23.7%	19.4%	19.4%	5.5%

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

Divestitures. Effective April 10, 2015, we sold certain operating assets and liabilities related to six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100 (“RE/MAX 100”), for a sales price of $0.5 million.  We recognized a gain on the sale of the assets and the liabilities transferred of $0.6 million during the second quarter of 2015.

Effective December 31, 2014, we sold substantially all of the assets of our owned and operated regional franchising operations located in the Caribbean and Central America and entered into regional franchising agreements with new independent owners of those regions on January 1, 2015.

The comparability of our operating results for the three and nine months ended September 30, 2015 and 2014 is affected by the aforementioned dispositions.

Leadership Changes and Restructuring Activities. On December 31, 2014, our former Chief Executive Officer and a former director, retired from the Company. Subsequent thereto, we undertook a realignment of various personnel resources. In addition, our former President retired from the Company on August 19, 2015. In conjunction with these changes, we incurred total severance and other related charges of $0.4 million and $1.5 million during the three and nine months ended September 30, 2015, respectively. These costs are reflected in our selling, operating and administrative expenses and affect the comparability of our operating results to the prior year periods. See Notes 10 and 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures, including a related rollforward of the estimated fair value liability recorded during the nine months ended September 30, 2015.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Revenue:
Continuing franchise fees	$18,905	$18,523	$54,833	$54,251
Annual dues	8,010	7,697	23,687	22,846
Broker fees	9,321	8,279	24,988	21,853
Franchise sales and other franchise revenue	5,624	5,472	19,535	17,935
Brokerage revenue	3,250	4,269	10,551	11,534
Total revenue	45,110	44,240	133,594	128,419
Operating expenses:
Selling, operating and administrative expenses	20,724	20,559	65,525	65,321
Depreciation and amortization	3,765	3,767	11,384	11,517
Loss (gain) on sale or disposition of assets, net	9	—	(606)	(1)
Total operating expenses	24,498	24,326	76,303	76,837
Operating income	20,612	19,914	57,291	51,582
Other expenses, net:
Interest expense	(2,338)	(2,255)	(7,448)	(7,007)
Interest income	36	58	136	205
Foreign currency transaction losses	(201)	(811)	(1,585)	(504)
Loss on early extinguishment of debt	—	—	(94)	(178)
Equity in earnings of investees	361	265	963	394
Total other expenses, net	(2,142)	(2,743)	(8,028)	(7,090)
Income before provision for income taxes	18,470	17,171	49,263	44,492
Provision for income taxes	(3,277)	(3,116)	(8,882)	(8,130)
Net income	$15,193	$14,055	$40,381	$36,362
Less: net income attributable to non-controlling interest	10,396	9,780	27,907	25,299
Net income attributable to RE/MAX Holdings, Inc.	$4,797	$4,275	$12,474	$11,063

Adjusted EBITDA (1)	$25,115	$23,367	$69,520	$63,476

(1)

See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income on a consolidated basis and for our reportable segments.

Comparison of the Three Months Ended September 30, 2015 and 2014

Total Revenue

A summary of the components of our revenue for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended
	September 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$18,905	$18,523	$382	2.1%
Annual dues	8,010	7,697	313	4.1%
Broker fees	9,321	8,279	1,042	12.6%
Franchise sales and other franchise revenue	5,624	5,472	152	2.8%
Brokerage revenue	3,250	4,269	(1,019)	(23.9)%
Total revenue	$45,110	$44,240	$870	2.0%

Continuing Franchise Fees

Revenue from continuing franchise fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased as result of the following:

•	an increase of $1.3 million due primarily to agent count growth, of which $1.1 million was related to our Company-owned and Independent Regions in the U.S. and Canada; and
•

an increase of $0.1 million from six previously owned brokerage offices that we sold in April 2015 and for which the corresponding continuing franchise fees were previously eliminated in consolidation and the related brokerage revenue was reflected in our Brokerages reportable segment.

The aforementioned increases were partially offset by a net decrease of $0.3 million partly due to certain changes in our aggregate fee revenue per agent associated with fee waivers related to a training and recruiting program that began in the fourth quarter of 2014 and the divestiture of our Caribbean and Central America regions on December 31, 2014. The strengthening of the U.S. dollar compared to the Canadian dollar also negatively impacted revenue from continuing franchise fees by approximately $0.6 million.

Annual Dues

Revenue from annual dues, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased $0.6 million from the overall increase in total agent count of 5,844 from September 30, 2014 to September 30, 2015, of which 2,997 agents were located in the U.S. and Canada. The aforementioned increase was partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar, which adversely impacted annual dues revenue by approximately $0.3 million.

Broker Fees

Revenue from broker fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased due to an increase of $1.3 million in Company-owned and Independent Regions in the U.S. and Canada due primarily to increased agent count and home sale transaction activity. The aforementioned increase in broker fee revenue was partially offset by a decrease in revenue from broker fees of $0.3 million due to the strengthening of the U.S. dollar compared to the Canadian dollar and the divestiture of our Caribbean and Central America regions on December 31, 2014.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased primarily due to an increase of $0.4 million from franchise sales driven by an increase in the total number of office sales in our Company-owned Regions in the U.S. Additionally, other franchise revenue increased $0.1 million from national and regional events held for the franchisees in our network. The aforementioned increases were offset by a reduction in franchise sales revenue of $0.4 million related to global sub-regional franchise sales.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents and is entirely attributable to our Brokerages reportable segment, decreased $1.0 million primarily due to a reduction in the number of owned brokerage offices as a result of the sale of RE/MAX 100 in April 2015.

Operating Expenses

A summary of the components of our operating expenses for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended
	September 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$20,724	$20,559	$165	0.8%
Depreciation and amortization	3,765	3,767	(2)	(0.1)%
Loss on sale or disposition of assets, net	9	—	9	100.0%
Total operating expenses	$24,498	$24,326	$172	0.7%
Percent of revenue	54.3%	55.0%

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended
	September 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$10,533	$10,348	$185	1.8%
Professional fees	2,078	2,029	49	2.4%
Rent and related facility operations	2,914	3,174	(260)	(8.2)%
Other	5,199	5,008	191	3.8%
Total selling, operating and administrative expenses	$20,724	$20,559	$165	0.8%

Total selling, operating and administrative expenses increased as follows:

•	Personnel costs increased $0.4 million in our Real Estate Franchise Services reportable segment primarily as a result of:
o	an increase in general personnel costs and salaries of $1.0 million primarily due to employee incentives and other merit-based compensation;
o	an increase in severance and other related charges of $0.3 million associated with the retirement of our former President on August 19, 2015; and
o	an increase in equity-based compensation expense of $0.2 million due to restricted stock units granted to certain employees and directors in March 2015; partially offset by
o

a decrease in personnel costs of $0.9 million due to a reduction in overall headcount at our corporate headquarters as a result of the restructuring plan implemented during the fourth quarter of 2014 and the retirement of our former Chief Executive Officer on December 31, 2014.

Personnel costs included in our Brokerages reportable segment decreased $0.3 million primarily due to the sale of RE/MAX 100 in April 2015.

•

Professional fees increased primarily due to an increase in costs incurred of $0.6 million during the three months ended September 30, 2015 related to investments in our information technology infrastructure, partially offset by a reduction in general consulting fees of $0.4 million. The majority of our professional fees and the aforementioned fluctuations relate primarily to our Real Estate Franchise Services reportable segment.

•

Rent and related facility operations expense decreased primarily due to a decrease in rent expense as a result of the sale of RE/MAX 100 in April 2015, which is entirely attributable to our Brokerages reportable segment.

•

Other selling, operating and administrative expenses increased primarily due to an increase of $0.2 million in commission expense correlated with the increase in office franchise sales in our Company-owned regions. The majority of our other selling, operating and administrative expenses and the aforementioned fluctuation primarily relates to our Real Estate Franchise Services reportable segment.

Depreciation and Amortization

The majority of our depreciation and amortization expense is attributable to our Real Estate Franchise Services reportable segment and remained flat at $3.8 million during the three months ended September 30, 2015 and 2014.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended
	September 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,338)	$(2,255)	$(83)	3.7%
Interest income	36	58	(22)	(37.9)%
Foreign currency transaction losses	(201)	(811)	610	(75.2)%
Loss on early extinguishment of debt	—	—	—	—%
Equity in earnings of investees	361	265	96	36.2%
Total other expenses, net	$(2,142)	$(2,743)	$601	(21.9)%
Percent of revenue	-4.7%	-6.2%

Other expenses, net decreased primarily due to a decrease in foreign currency transaction losses driven by the reduction in cash held in foreign currencies from the repatriation of cash generated from our Canadian operations beginning in the first quarter of 2015 and fluctuations in exchanges rates of the U.S. dollar against the Canadian dollar. Other expenses, net also decreased due to an increase in income recognized from our investment in a mortgage brokerage company primarily as a result of increased mortgage refinancing activity and is the only material component of other expenses, net attributable to our Brokerages reportable segment.

Provision for Income Taxes

The provision for income taxes increased primarily due to an increase in the income before provision for income taxes during the three months ended September 30, 2015 as our effective income tax rate remained relatively consistent at 17.7% and 18.1% during the three months ended September 30, 2015 and 2014, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state income tax rates.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, Inc. (“RIHI”), increased primarily due to the increase in RMCO’s net income of $1.5 million during the three months ended September 30, 2015. For the three months ended September 30, 2015 and 2014, the non-controlling unitholders had a weighted average economic interest in RMCO of 58.98% and 60.50%, respectively.

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins for our consolidated results were $25.1 million and 55.7% for the three months ended September 30, 2015, respectively, an increase of $1.7 million from the comparable prior year period. On a consolidated basis, the strengthening of the U.S. dollar compared to global currencies, primarily the Canadian dollar, negatively impacted our Adjusted EBITDA and Adjusted EBITDA margins by $1.3 million and 1.4%, respectively.

Adjusted EBITDA and Adjusted EBITDA margins for our Real Estate Franchise Services reportable segment were $24.4 million and 57.9% for the three months ended September 30, 2015, respectively, an increase of $1.8 million from the comparable prior year period. The increase in Adjusted EBITDA in our Real Estate Franchise Services reportable segment was principally the result of an increase in total revenue of $1.8 million due primarily to agent count growth, an increase in home sale transaction activity and an increase in franchise revenue recognized from office franchise sales. Adjusted EBITDA was also positively impacted by a decrease of $0.6 million in foreign currency transaction losses. The increase in Adjusted EBITDA was partially offset by an increase of $0.6 million in selling, operating and administrative expenses, adjusted for the impact of losses and gains on sublease activity, non-cash straight-line rent expense, non-recurring severance and other related expenses and acquisition integration and professional fees expense.

Adjusted EBITDA for our Brokerages reportable segment remained flat at $0.7 million for the three months ended September 30, 2015 and 2014. Adjusted EBITDA margin increased by approximately 430 basis points for our Brokerages reportable segment due primarily to an increase in equity in earnings of investees.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Total Revenue

A summary of the components of our revenue for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended
	September 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$54,833	$54,251	$582	1.1%
Annual dues	23,687	22,846	841	3.7%
Broker fees	24,988	21,853	3,135	14.3%
Franchise sales and other franchise revenue	19,535	17,935	1,600	8.9%
Brokerage revenue	10,551	11,534	(983)	(8.5)%
Total revenue	$133,594	$128,419	$5,175	4.0%

Continuing Franchise Fees

Revenue from continuing franchise fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased as a result of the following:

•	an increase of $2.8 million due primarily to agent count growth, of which $2.5 million was related to our Company-owned and Independent Regions in the U.S. and Canada; and
•

an increase of $0.2 million from six previously owned brokerage offices that we sold in April 2015 and for which the corresponding continuing franchise fees were previously eliminated in consolidation and the related brokerage revenue was reflected in our Brokerages reportable segment.

The aforementioned increases were offset by a net decrease in revenue from continuing franchise fees of $0.8 million partly due to certain changes in our aggregate fee revenue per agent associated with fee waivers related to a training and recruiting program that began in the fourth quarter of 2014 and the divestiture of our Caribbean and Central America regions on December 31, 2014. The strengthening of the U.S. dollar compared to the Canadian dollar and the Euro also negatively impacted revenue from continuing franchise fees by approximately $1.3 million and $0.3 million, respectively.

Annual Dues

Revenue from annual dues, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased $1.6 million from the overall increase in total agent count of 5,844 from September 30, 2014 to September 30, 2015, of which 2,997 agents were located in the U.S. and Canada. The aforementioned increase was partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar, which adversely impacted annual dues revenue by approximately $0.8 million.

Broker Fees

Revenue from broker fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased due to an increase of $3.9 million in Company-owned and Independent Regions in the U.S. and Canada due primarily to increased agent count and home sale transaction activity. The aforementioned increase in broker fee revenue was partially offset by a decrease in revenue from broker fees of $0.6 million due to the strengthening of the U.S. dollar compared to the Canadian dollar and the divestiture of our Caribbean and Central America regions on December 31, 2014.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased primarily due to an increase in registration and other related income of $0.9 million, of which $0.6 million is due to an increase in revenue from registration fees charged to attendees at our annual convention for our agents held in March. Additionally, revenue from franchise sales increased $0.8 million due primarily to an increase in the total number of office sales in our Company-owned and Independent Regions in the U.S.

Brokerage Revenue

Brokerage revenue principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents and is entirely attributable to our Brokerages reportable segment. Brokerage revenue decreased $1.9 million due to a reduction in the number of owned brokerage offices as a result of the sale of RE/MAX 100 in April 2015, which was partially offset by an increase in brokerage revenue of $0.9 million primarily due to an increase in management fee revenue recognized by our remaining owned brokerages.

Operating Expenses

A summary of the components of our operating expenses for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended
	September 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$65,525	$65,321	$204	0.3%
Depreciation and amortization	11,384	11,517	(133)	(1.2)%
Gain on sale or disposition of assets, net	(606)	(1)	(605)	*
Total operating expenses	$76,303	$76,837	$(534)	(0.7)%
Percent of revenue	57.1%	59.8%

* Calculation is not meaningful.

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended
	September 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$31,957	$31,685	$272	0.9%
Professional fees	6,304	5,850	454	7.8%
Rent and related facility operations	9,016	9,363	(347)	(3.7)%
Other	18,248	18,423	(175)	(0.9)%
Total selling, operating and administrative expenses	$65,525	$65,321	$204	0.3%

Selling, operating and administrative expenses increased as follows:

•	Personnel costs increased $0.7 million in our Real Estate Franchise Services reportable segment primarily as a result of:
o	an increase in general personnel costs and salaries of $1.8 million primarily due to employee incentives and other merit-based compensation;
o

an increase in severance and other related charges of $0.7 million for certain employees that were terminated during the nine months ended September 30, 2015, including the retirement of our former President on August 19, 2015; and

o

an increase of $0.6 million due to additional equity-based compensation expense recognized for shares granted pursuant to our equity-based compensation plans and restricted stock units granted to certain employees and directors in March 2015; partially offset by

o

a decrease in personnel costs of $2.6 million due to a reduction in overall headcount at our corporate headquarters as a result of the restructuring plan implemented during the fourth quarter of 2014 and the retirement of our former Chief Executive Officer on December 31, 2014.

Personnel costs included in our Brokerages reportable segment decreased $0.4 million primarily due to the sale of RE/MAX 100 in April 2015.

•

Professional fees increased due to additional professional fees of $0.8 million incurred during the nine months ended September 30, 2015 related to investments in our information technology infrastructure and additional legal fees incurred of $0.1 million for certain litigation matters. The aforementioned increases were partially offset by an overall reduction in compliance fees of $0.5 million related primarily to ongoing costs incurred during the nine months ended September 30, 2014 in connection with the initial public offering in October 2013 (the “IPO”) and related reorganization transactions. The majority of our professional fees and the aforementioned fluctuations relate primarily to our Real Estate Franchise Services reportable segment.

•

Rent and related facility operations expense decreased primarily due to a decrease in rent expense of $0.5 million as a result of the sale of RE/MAX 100 in April 2015, which is entirely attributable to our Brokerages reportable segment.

•

Other selling, operating and administrative expenses decreased primarily as a result of a reduction in costs incurred of $0.4 million during the nine months ended September 30, 2015 due to publishing certain marketing materials to our franchise network in digital form and a decrease of $0.3 million as a result of synergies realized from hosting regional events concurrently with our annual convention. The aforementioned decreases were offset by an increase in advertising and production costs of $0.3 million as a result of a change in our marketing strategy adopted during the third quarter of 2014. The majority of our other selling, operating and administrative expenses and the aforementioned fluctuations primarily relate to our Real Estate Franchise Services reportable segment.

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

Other Expenses, Net

A summary of the components of our other expenses, net for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended
	September 30,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(7,448)	$(7,007)	$(441)	6.3%
Interest income	136	205	(69)	(33.7)%
Foreign currency transaction losses	(1,585)	(504)	(1,081)	214.5%
Loss on early extinguishment of debt	(94)	(178)	84	(47.2)%
Equity in earnings of investees	963	394	569	144.4%
Total other expenses, net	$(8,028)	$(7,090)	$(938)	13.2%
Percent of revenue	-6.0%	-5.5%

Other expenses, net increased due to an increase in foreign currency transaction losses of $1.1 million as a result of the strengthening of the U.S. dollar against the Canadian dollar and an increase in cash held in Canadian dollars prior to the repatriation of $23.9 million in Canadian dollars, or $19.2 million in U.S. dollars, in February 2015. Interest expense also contributed to the increase in other expenses, net due primarily to costs incurred during the nine months ended September 30, 2015 associated with an amendment to our 2013 Senior Secured Credit Facility on March 11, 2015. The aforementioned increases to other expenses, net were partially offset by an increase in income recognized from our investment in a mortgage brokerage company primarily as a result of increased mortgage refinancing activity and is the only material component of other expenses, net attributable to our Brokerages reportable segment.

Provision for Income Taxes

The provision for income taxes increased primarily due to an increase in the income before provision for income taxes during the nine months ended September 30, 2015 as our effective income tax rate remained relatively consistent at 18.0% and 18.3% during the nine months ended September 30, 2015 and 2014, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state income tax rates.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, increased primarily due to the increase in RMCO’s net income of $5.2 million during the nine months ended September 30, 2015. For the nine months ended September 30, 2015 and 2014, the non-controlling unitholders had a weighted average economic interest in RMCO of 59.39% and 60.47%, respectively.

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins for our consolidated results were $69.5 million and 52.0% for the nine months ended September 30, 2015, respectively, an increase of $6.0 million from the comparable prior year period. On a consolidated basis, the strengthening of the U.S. dollar compared to global currencies, primarily the Canadian dollar, negatively impacted our Adjusted EBITDA and Adjusted EBITDA margins by $4.2 million and 2.0%, respectively. The sale of RE/MAX 100 in April 2015 positively impacted our Adjusted EBITDA margins on a consolidated basis by 0.4%.

Adjusted EBITDA and Adjusted EBITDA margins for our Real Estate Franchise Services reportable segment were $67.7 million and 54.5% for the nine months ended September 30, 2015, respectively, an increase of $4.8 million from the comparable prior year period. The increase in Adjusted EBITDA in our Real Estate Franchise Services reportable segment was principally the result of an increase in total revenue of $5.9 million due primarily to agent count growth, an increase in other franchise revenue recognized from our annual convention and an increase in office franchise sales. Adjusted EBITDA was adversely impacted by an increase of $1.1 million in foreign currency transaction losses and an increase of $0.1 million in selling, operating and administrative expenses, adjusted for the impact of losses and gains on sublease activity, non-cash straight-line rent expense, non-recurring severance and other related expenses and acquisition integration and professional fees expense.

Adjusted EBITDA and Adjusted EBITDA margins for our Brokerages reportable segment were $1.8 million and 19.4% for the nine months ended September 30, 2015, respectively, an increase of $1.3 million from the comparable prior year period. The increase in Adjusted EBITDA in our Brokerages reportable segment was primarily a result of an increase in revenue, excluding disposition activity, of $1.0 million driven by increased management fee revenue recognized by our owned brokerages, and an increase in equity in earnings of investees of $0.6 million. The aforementioned increases were partially offset by an overall reduction to Adjusted EBITDA of $0.1 million from the sale of RE/MAX 100 in April 2015.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, non-cash straight-line rent expense, non-recurring severance and other related expenses and acquisition integration and professional fees expense. During the third quarter of 2014, we revised our definition of Adjusted EBITDA to no longer adjust for recurring equity-based compensation expense. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. During the fourth quarter of 2014, we revised our definition of Adjusted EBITDA to adjust for non-recurring severance and other related expenses. Prior to such time, we had not incurred any of these types of expenses.

Because Adjusted EBITDA omits certain non-cash items and other non-recurring cash charges or other items, we believe that it is less susceptible to variances that affect our operating performance resulting from depreciation, amortization and other non-cash and non-recurring cash charges or other items, and is more reflective of other factors that affect our operating performance. We present Adjusted EBITDA because we believe it is useful as a supplemental measure in evaluating the performance of our operating businesses and provides greater transparency into our results of operations. Our management uses Adjusted EBITDA as a factor in evaluating the performance of our business.

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

A reconciliation of Adjusted EBITDA to net income for our consolidated results and reportable segments for the three and nine months ended September 30, 2015 and 2014 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Consolidated:
Net income	$15,193	$14,055	$40,381	$36,362
Depreciation and amortization	3,765	3,767	11,384	11,517
Interest expense	2,338	2,255	7,448	7,007
Interest income	(36)	(58)	(136)	(205)
Provision for income taxes	3,277	3,116	8,882	8,130
EBITDA	24,537	23,135	67,959	62,811
Gain on sale or disposition of assets and sublease (1)	(66)	(52)	(773)	(277)
Loss on early extinguishment of debt (2)	—	—	94	178
Non-cash straight-line rent expense (3)	201	197	681	614
Non-recurring severance and other related expenses (4)	443	—	1,482	—
Acquisition integration and professional fees expense (5)	—	87	77	150
Adjusted EBITDA	$25,115	$23,367	$69,520	$63,476

Real Estate Franchise Services:
Net income	$14,682	$13,459	$38,576	$36,017
Depreciation and amortization	3,694	3,695	11,159	11,305
Interest expense	2,328	2,252	7,413	6,997
Interest income	(36)	(58)	(136)	(205)
Provision for income taxes	3,182	3,014	8,553	8,070
EBITDA	23,850	22,362	65,565	62,184
Gain on sale or disposition of assets and sublease (1)	(88)	(87)	(259)	(369)
Loss on early extinguishment of debt (2)	—	—	94	178
Non-cash straight-line rent expense (3)	224	271	736	773
Non-recurring severance and other related expenses (4)	443	—	1,482	—
Acquisition integration and professional fees expense (5)	—	87	77	150
Adjusted EBITDA	$24,429	$22,633	$67,695	$62,916

Brokerages:
Net income	$511	$596	$1,805	$345
Depreciation and amortization	71	72	225	212
Interest expense	10	3	35	10
Interest income	—	—	—	—
Provision for income taxes	95	102	329	60
EBITDA	687	773	2,394	627
Loss (gain) on sale or disposition of assets and sublease (1)	22	35	(514)	92
Non-cash straight-line rent expense (3)	(23)	(74)	(55)	(159)
Adjusted EBITDA	$686	$734	$1,825	$560

(1)	Represents (gains) losses on the sale or disposition of assets as well as the (gains) losses on the sublease of a portion of our corporate headquarters office building.
(2)	Represents losses incurred on early extinguishment of debt on our 2013 Senior Secured Credit Facility for the nine months ended September 30, 2015 and 2014.
(3)	Represents the non-cash charge to appropriately record rent expense on a straight-line basis over the term of the lease agreement taking into consideration escalation in monthly cash payments.

(4)

Represents non-recurring severance and other related expenses recognized for certain employees who were terminated during the three and nine months ended September 30, 2015 as a result of the retirement of our former Chief Executive Officer on December 31, 2014 and subsequent organizational changes implemented during 2015, and the retirement of our former President on August 19, 2015.

(5)

Acquisition integration and professional fees expense include fees incurred in connection with our acquisitions of certain assets of HBN, Inc. (“HBN”) and Tails, Inc. in October 2013. Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

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

Sources and Uses of Cash

Nine Months Ended September 30, 2015 and 2014

As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $95.4 million and $107.2 million, respectively, of which approximately $6.2 million and $23.0 million were denominated in foreign currencies, respectively. The reduction in cash and cash equivalents held by our foreign entities was the result of a repatriation of $33.6 million in Canadian dollars, or $26.8 million in U.S. dollars, in the first nine months of 2015. Of these amounts, $23.9 million in Canadian dollars, or $19.2 million in U.S. dollars, was repatriated in February 2015. We expect to repatriate cash generated by our Canadian operations on a regular basis prospectively. The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$57,541	$48,998	$8,543
Investing activities	(2,161)	(1,106)	(1,055)
Financing activities	(66,616)	(38,073)	(28,543)
Effect of exchange rate changes on cash	(593)	(66)	(527)
Net change in cash and cash equivalents	$(11,829)	$9,753	$(21,582)

The increase in cash provided by operating activities was primarily attributable to an increase in cash provided by revenue activities of $5.2 million primarily as a result of an increase in agent count and office franchise sales in addition to augmented registration fees charged to participants who attended our 2015 annual conventions. Cash provided by operating activities also increased due to a decrease in cash paid for income taxes of $2.8 million due to the timing of our U.S. federal tax payments and an increase of $0.5 million in distributions received from our investment in a mortgage brokerage company, which is entirely attributable to our Brokerages reportable segment. Cash provided by operating activities was negatively impacted by additional cash paid for interest of $0.4 million primarily related to fees paid in connection with amending our 2013 Senior Secured Credit Facility on March 11, 2015.

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

•

an increase in dividends paid to Class A common stockholders of $2.4 million and a corresponding increase in distributions paid to our non-controlling unitholders of $3.3 million due to our Board of Directors doubling the quarterly dividends declared in 2015 to $0.125 per share on all outstanding shares of Class A common stock; and

•	an increase of $0.6 million for costs incurred in connection with amending our 2013 Senior Secured Credit Facility; partially offset by
•

a reduction in tax and other distributions of $10.0 million paid to our non-controlling unitholders pursuant to the terms of the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “RMCO, LLC Agreement”);

•

a reduction in required payments of debt pursuant to the terms of our 2013 Senior Secured Credit Facility as a result of a $7.3 million mandatory excess cash flow prepayment made in March 2015 compared to a similar prepayment of $14.6 million made in April 2014;

•

an increase in cash provided by financing activities due to the excess tax benefit of $2.2 million realized during the nine months ended September 30, 2015 upon the exercise of stock options and the delivery of vested restricted stock units, and an increase in cash received of $2.0 million from the exercise of stock options; and

•	a decrease in withholding tax payments of $0.7 million paid to satisfy statutory tax requirements of certain employees upon delivery of vested restricted stock units.

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

RE/MAX, LLC is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. RE/MAX, LLC made an excess cash flow prepayment of $7.3 million on March 26, 2015 and as a result of this payment, RE/MAX, LLC recorded a loss during the nine months ended September 30, 2015 of  $0.1 million related to unamortized debt discount and issuance costs.

As of September 30, 2015, RE/MAX, LLC had $202.4 million of term loans outstanding, net of an unamortized discount, had no revolving loans outstanding and had $10.0 million in revolving loans available under the 2013 Senior Secured Credit Facility.

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

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $2.1 million and $1.0 million during the nine months ended September 30, 2015 and 2014, respectively. Amounts paid for purchases of property and equipment relate to office equipment for our corporate headquarters and spending on purchased and developed software relate to investments in our information technology infrastructure. In order to expand our technological capabilities, we have invested in information technology projects that will improve operational efficiencies and enhance the tools and services provided to the agents and brokers in our network. We anticipate spending between $2.7 million and $3.0 million during 2015 on purchased and developed software for investments in our information technology infrastructure.

Dividends

Our Board of Directors declared quarterly dividends of $0.125 per share on all outstanding shares of Class A common stock in the first, second and third quarters of 2015 and a special dividend of $1.50 per share on all outstanding shares of our Class A common stock during the nine months ended September 30, 2015 as disclosed in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  On November 4, 2015, our Board of Directors declared a quarterly dividend of $0.125 per share on all outstanding shares of Class A common stock, which is payable on November 27, 2015 to shareholders of record at the close of business on November 13, 2015. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and to the discretion of our Board of Directors.

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

Other Discretionary Distributions

Discretionary cash distributions may also be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement. We expect that future cash distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the stockholders of our Class A common stock, including the dividends declared on November 4, 2015, or otherwise on a discretionary basis as we determine to be necessary or appropriate. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on other distributions made by RMCO.

Off Balance Sheet Arrangements

Other than the guarantee of a performance agreement and a line-of-credit agreement each disclosed in Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have no material off balance sheet arrangements as of September 30, 2015.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2013 Senior Secured Credit Facility which bears interest at variable rates. At September 30, 2015, $202.4 million in term loans were outstanding under our 2013 Senior Secured Credit Facility, net of an unamortized discount. As of September 30, 2015, the undrawn borrowing availability under the revolving line of credit under our 2013 Senior Secured Credit Facility was $10.0 million. The interest rate on our 2013 Senior Secured Credit Facility entered into in July 2013 and as amended on March 11, 2015 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of global franchisees in the U.S., Canada and 96 other countries. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. As the U.S. dollar has strengthened compared to most foreign currencies, including the Canadian dollar during 2014 and 2015, our financial position and results of operations have been adversely affected. We had foreign currency transaction losses of approximately $0.2 million and $0.8 million during the three months ended September 30, 2015 and 2014, respectively, and $1.6 million and $0.5 million during the nine months ended September 30, 2015 and 2014, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. Prospectively, we intend to repatriate cash generated by our Canadian operations to the U.S. on a regular basis. During the three and nine months ended September 30, 2015, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $0.4 million and $1.6 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, we implemented a new cloud-based enterprise resource planning (“ERP”) system which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our new cloud-based ERP system provides enhanced transaction processing capabilities and analytical management tools compared to our legacy systems. We expect that our new cloud-based ERP system will enhance our internal controls over financial reporting and function as an important component of our disclosure controls and procedures. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

Item 1A. Risk Factors

The following are updates to some of our risk factors described in our 2014 Annual Report on Form 10-K which should be read in conjunction with the risk factors therein. For a discussion of our risk factors please see the section entitled "Risk Factors" in our 2014 Annual Report on Form 10-K.

The failure of the U.S. residential real estate market recovery to be sustained or a prolonged decline in the number of home sales and/or home sale prices could adversely affect our revenue and profitability.

The U.S. residential real estate market has experienced a recovery after having been in a prolonged period of downturn, which began in the second half of 2005. However, not all U.S. markets have participated to the same extent in the recovery, and we do not know if this recovery will continue in the future or the extent to which the recovery will be limited to certain markets or will spread to other markets, or if and when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth. A lack of a continued or widespread recovery or a prolonged decline in existing home sales, a decline in home sale prices or a decline in commission rates charged by our franchisees/brokers could adversely affect our results of operations by reducing the recurring fees we receive from our franchisees, our agents and our company-owned brokerages and reduce the management fees charged by our company-owned brokerages.

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

We are also pursuing a key growth strategy of reacquiring select RE/MAX independent regional franchises in the U.S. and Canada. The reacquisition of a regional franchise increases our revenue and provides an opportunity for us to drive enhanced profitability. This growth strategy depends on our ability to find regional franchisees willing to sell the franchise rights in their regions on favorable terms as well as our ability to finance and complete these transactions. We may have difficulty finding suitable regional franchise acquisition opportunities at an acceptable price.  Further, in the event we acquire a regional franchise, we may not be able to achieve the expected returns on our acquisition after we integrate the reacquired region into our business.

Integrating acquired regions involves complex operational and personnel-related challenges and we may encounter higher than expected integration costs associated with the reacquisitions of Independent Regions.

Future acquisitions may present other challenges and difficulties, including:

•	the possible departure of a significant number of key employees;
•	regulatory constraints and costs of executing our growth strategy may vary by geography;
•	the possible defection of franchisees and agents to other brands or independent real estate companies;
•	the disruption of our respective ongoing business;
•	problems we may discover post-closing with the operations, including the internal controls and procedures of the regions we reacquire;
•	the failure to maintain important business relationships and contracts of the selling region;
•	impairment of acquired assets;
•	legal or regulatory challenges or litigation post-acquisition, which could result in significant costs;
•	unanticipated expenses related to integration; and
•	potential unknown liabilities associated with acquired businesses.

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

During the third quarter of 2014, we adopted a change in strategy that will focus our advertising efforts in the U.S. on regional and local advertising.  As part of this approach, beginning in January 2015, we shifted advertising expenditures away from our national advertising fund to our regional advertising funds.  The majority of this transition has been completed as of September 30, 2015.  In 2016, funds previously allocated to the RE/MAX national advertising fund will be managed and invested by the separate RE/MAX regional advertising funds.   These regional advertising funds will continue to be funded by our agents through fees that our brokers collect and pay to the regional advertising funds.  Local advertising and promotion campaigns are paid directly by agents and franchisees within their local markets. Our change in strategy to focus on regional and local advertising in the U.S. may not be successful and the decrease of national advertising may have an adverse impact on our business and results of operation in future periods.

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

We have sold regional master franchises in the U.S. and Canada and have sold and continue to sell regional master franchises in our global locations outside of Canada. While we are pursuing a strategy to reacquire select regional franchise rights in a number of regions in the U.S., we still rely on independent regional master franchises in Independent Regions, and in all regions located outside the U.S. and Canada. We derive only a limited portion of our revenue directly from master franchises. However, we depend on Independent Regions, which have the exclusive right to grant franchises within a particular region, to successfully develop or expand within their respective regions and to monitor franchisees’ use of our brand. The failure of any of these Independent Region owners to do these things could delay the development of a particular region, interrupt the operation of our brand in a particular market or markets, and weaken our brand image. In addition, the termination of an agreement with a regional master franchisee could delay the development of a franchised area, or interrupt the operation of our brand in a particular market or markets, while we seek alternative methods to develop our franchises in the area. Any such effect would result in a delay in, or loss of, income to us, which would adversely impact our revenue, business and results of operations.

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

Our future success depends on the efforts and abilities of our Chief Executive Officer, Chairman and Co-Founder, David Liniger, our senior management and other key employees. The loss of the services of David Liniger and our other key employees could make it more difficult to successfully operate our business and achieve our business goals. In addition, we do not maintain key employee life insurance policies on David Liniger or our other key employees. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of these individuals.

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

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of users we attract to our websites, including our flagship website, remax.com, from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. In addition, our website faces increasing competition for audience from real estate portal websites, such as Zillow, Trulia and Realtor.com. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites could adversely impact our business and results of operations.

A failure of our websites or website-based technology, including our lead referral system LeadStreet®, which are subject to factors beyond our control, could lead to reduced revenue and reputational damage.

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

RIHI, an entity controlled by David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, our Vice-Chair and Co-Founder, respectively, (with Daryl Jesperson, a director holding a minority ownership interests in RIHI), holds a majority of the combined voting power of the different classes of our capital stock through its ownership of 100% of our outstanding Class B common stock. Additionally, the shares of Class B common stock entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings that is equal to two times the aggregate number of common units of RMCO held by such holder, and will do so until October 7, 2018.

Accordingly, RIHI, acting alone, has the ability to approve or disapprove substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. These voting and class approval rights may enable RIHI to consummate transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. In addition, although RIHI has voting control of us, RIHI’s entire economic interest in us is in the form of its direct interest in RMCO through the ownership of RMCO common units, the payments it may receive from us under its tax receivable agreement and the proceeds it may receive upon any redemption of its RMCO common units, including issuance of shares of our Class A common stock upon any such redemption and any subsequent sale of such Class A common stock. As a result, RIHI’s interests may conflict with the interests of our Class A common stockholders. For example, RIHI may have a different tax position from us which could influence its decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreements that we entered into in connection with our IPO, and whether and when we should terminate the tax receivable agreements and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration the tax or other considerations of RIHI, even in situations where no similar considerations are relevant to us.

Our tax receivable agreements require us to make cash payments based upon future tax benefits to which we may become entitled, and the amounts that we may be required to pay could be significant.

In connection with our IPO, we entered into tax receivable agreements with our historical owners. After one of these historical owners assigned its interest in its tax receivable agreement, these tax receivable agreements are now held by RIHI and Oberndorf Investments LLC (collectively, the “TRA Parties”). For further information, refer to “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Impact of Reorganization Transactions and IPO” in our 2014 Annual Report on Form 10-K for additional information. The amount of the cash payments that we may be required to make under the tax receivable agreements could be significant and will depend, in part, upon facts and circumstances that are beyond our control.

The amount of our obligations pursuant to the tax receivable agreement with RIHI will depend, in part, upon the occurrence of any future redemptions by RIHI of its ownership interest in RMCO.  In general, future redemptions by RIHI will increase our tax receivable agreement obligations to RIHI.    The first payments under the tax receivable agreements were made on December 31, 2014 and further payments are anticipated to be made on an annual basis thereafter. Any payments made by us to the TRA Parties under the tax receivable agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the tax receivable agreements for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Furthermore, our future obligation to make payments under the tax receivable agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the tax receivable agreements. The payments under the tax receivable agreement with RIHI are not conditioned upon RIHI maintaining a continued ownership interest in either RMCO or us, and payments under the tax receivable agreement with Oberndorf Investments LLC are not conditioned upon Oberndorf Investments LLC holding any ownership interest in either RMCO or us.

The amounts that we may be required to pay to the TRA Parties under the tax receivable agreements may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.

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

As a result, (i) we could be required to make cash payments to the TRA Parties that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the tax receivable agreements, and (ii) if we elect to terminate the tax receivable agreements early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the tax receivable agreements, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreements.

We will also not be reimbursed for any cash payments previously made to the TRA Parties (or their predecessors) pursuant to the tax receivable agreements if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to either of the TRA Parties will be netted against any future cash payments that we might otherwise be required to make under the terms of the tax receivable agreements. However, we might not determine that we have effectively made an excess cash payment to either of the TRA Parties for a number of years following the initial time of such payment. As a result, it is possible that we could make cash payments under the tax receivable agreements that are substantially greater than our actual cash tax savings.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	November 6, 2015	By:	/s/ David L. Liniger
David L. Liniger Chief Executive Officer, Chairman and Co-Founder (Principal Executive Officer)

Date:	November 6, 2015	By:	/s/ David M. Metzger
David M. Metzger Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)