Form 10-K
period 2015-12-31
RE/MAX Holdings, Inc.
filed 2016-02-26
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $437.8 million, based on the number of shares held by non-affiliates as of June 30, 2015 and the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2015.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of February 19, 2016 was 17,584,351 and 1, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

RE/MAX HOLDINGS, INC.

2015 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, forward-looking statements include statements we make relating to:

•	our expectations regarding consumer trends in residential real estate transactions;
•	our expectations regarding overall economic and demographic trends, including the continued growth of the United States (“U.S.”) residential real estate market;
•	our expectations regarding our performance during future downturns in the housing sector;
•	our growth strategy of increasing our agent count;
•	our ability to expand our network of franchises in both new and existing but underpenetrated markets;
•	our growth strategy of increasing our number of closed transaction sides and transaction sides per agent;
•	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
•	the pursuit of future reacquisitions of Independent Regions;
•	our intention to pay dividends;
•	our future financial performance;
•	our ability to forecast selling, operating and administrative expenses;
•	the effects of laws applying to our business;
•	our ability to retain our senior management and other key employees;
•	our intention to pursue additional intellectual property protections;
•	our future compliance with U.S. or state franchise regulations;
•	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our information technology infrastructure;
•	the anticipated benefits of our advertising strategy;
•	our intention to repatriate cash generated by our Canadian operations to the U.S. on a regular basis in order to minimize the impact of mark-to-market gains and losses; and
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

PART I

ITEM 1. BUSINESS

Our Company

We are one of the world’s leading franchisors of real estate brokerage services. Our business strategy is to recruit and retain agents and sell franchises. Our franchisees operate under the RE/MAX brand name, which has held the number one market share in the U.S. and Canada since 1999, as measured by total residential transaction sides completed by our agents. Accordingly, our company slogan is “Nobody sells more real estate than RE/MAX.” The RE/MAX brand has the highest level of unaided brand awareness in real estate in the U.S. and Canada according to a 2015 consumer survey by MMR Strategy Group, and our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world.

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

104,826 Agents	6,986 Offices	98 Countries
Number of Agents	Number of Offices	Number of Countries

As of December 31, 2015.

We grew our total agent count at a compound annual growth rate of 30% from our founding to a peak of approximately 120,000 agents in 2006. Our agent count declined approximately 26.8% from 2006 through 2011 as real estate transaction activity declined during the U.S. and global real estate downturn and economic recession. We returned to growth starting in 2012, resulting in a net gain of 10,534 agents between 2012 and 2014 (of which 5,953 were in the U.S.). In 2015, we gained 6,816 agents (of which 2,813 were in the U.S.) as the upturn has continued, for a total of 104,826 agents (of which 59,918 were in the United States and 19,668 were in Canada). Approximately 28% of our agents gained in the U.S. during 2015 were from offices newly opened in 2014. We expect that our U.S. agent count will continue to increase as we continue to attract agents who recognize the strength of the RE/MAX brand and our agent-centric value proposition.

As approximately 83% of our 2015 revenue came from the U.S., we believe that we have benefitted from improvements in the U.S. housing market.  With approximately 12% of our 2015 revenue coming from Canada, where RE/MAX has the leading market share among residential brokerage firms, we also benefitted during periods of generally stable Canadian housing market trends. See “—Market Opportunity—U.S. and Canadian Real Estate Brokerage Industry Overview.”

The RE/MAX network extends to commercial real estate brokerage as well, with approximately 2,800 RE/MAX Commercial® practitioners in over 50 countries. RE/MAX Commercial® is perennially named one of the top 25 commercial brokerage networks by National Real Estate Investor magazine.

As a franchisor, we maintain a low fixed-cost structure, which enables us to generate high margins and helps us drive significant operating leverage through incremental revenue growth.

(1)

Adjusted EBITDA is a non-GAAP measure of financial performance that differs from U.S. Generally Accepted Accounting Principles. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.

(2)	Excludes adjustments attributable to the non-controlling interest. See "Corporate Structure and Ownership” below.

In 2015, we operated in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprises the operations of our owned and independent global franchising operations and corporate-wide professional services expenses. The Brokerages reportable segment contains the operations of our owned brokerage offices in the U.S., the results of operations of a mortgage brokerage company in which we owned a non-controlling interest and reflects the elimination of intersegment revenue and other consolidation entities. We started 2015 with 21 owned brokerage offices (which represented less than 1% of RE/MAX brokerages in the U.S.), but sold 18 of our brokerage offices in the Washington, DC and Portland, Oregon metropolitan areas in 2015, and have since sold the remaining three offices, in the Seattle, Washington area. Therefore we will report as a single segment for 2016. Our reportable segments for 2015 represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess performance and to allocate resources. For additional financial information about our business by segment, see Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Market Opportunity

We operate in the real estate brokerage franchising industry in nearly 100 countries, including the U.S. and Canada.

U.S. and Canadian Real Estate Brokerage Industry Overview. Based upon U.S. Census Bureau data and existing home sales information from the National Association of Realtors (“NAR”), the U.S. residential real estate industry is an approximately $1.58 trillion market based on 2015 sales volume. Residential real estate represents the largest single asset class in the U.S. with a value of approximately $21.8 trillion, according to the Federal Reserve.

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

We believe the traditional agent-assisted business model compares favorably to alternative channels of the residential brokerage industry, such as discount brokers and “for sale by owner,” because full-service brokerages are best suited to address many of the key characteristics of real estate transactions, including: (i) the complexity and large monetary value involved in home sale transactions, (ii) the infrequency of home sale transactions, (iii) the high price variability in the home market, (iv) the unique nature of each home and (v) the consumer’s need for a high degree of personalized advice and support in light of these factors. For these reasons, we believe that consumers will continue to use the agent-assisted model for residential real estate transactions. In addition, although listings are available for viewing on a wide variety of real estate websites, we believe an agent’s local market expertise provides the ability to better understand the inventory of for-sale homes and the interests of potential buyers. This knowledge allows the agent to customize the pool of potential homes they show to a buyer, as well as help sellers to present their home professionally to best attract potential buyers. According to NAR, 89% of sellers of existing homes used an agent or broker in 2015 compared to 82% in 2004, and 87% of buyers used an agent or broker in 2015, compared with 77% in 2004.

Cyclical Nature. The residential real estate industry is cyclical in nature, but has shown strong long-term growth. From the second half of 2005 through 2011, the U.S. real estate industry experienced a significant downturn, with existing home sale transactions declining by 40%, and median price declining 24% from 2005 to 2011, according to NAR. A steady, multi-year recovery began in 2012-2014 and continued through 2015, with NAR forecasting a relatively moderate 1.7% increase in transactions and 3.4% increase in median price in 2016.

While this price recovery has meant that home affordability, as indicated by NAR’s Home Affordability Index, has weakened somewhat from record favorable conditions in 2012, home affordability has remained substantially better than its ten- and twenty-year averages.  This means homes continue to be affordable for the median consumer. However, in comparison to what is traditionally considered a ‘balanced’ market, with enough inventory on the market to satisfy six months of home sales demand, inventory has remained tight for nearly three and a half years.

Months Supply of Inventory	NAR Home Affordability Index
Source: NAR (based on seasonally adjusted home sales)	Source: NAR

The extent to which home affordability remains high will depend on the extent of any future interest rate changes, changes in home prices (which may be influenced by the amount of inventory on the market), and changes in the job market and/or wage growth.

In Canada, the downturn from 2005 through 2011 was mild by comparison to that of the U.S. for the same period. Canadian home sales were up 5.1% in 2014 and 5.5% in 2015, but are forecast to decline 1.1% in 2016, according to the Canadian Real Estate Association.

Favorable Long-term Demand. We believe long-term demand for housing in the U.S. is primarily driven by the economic health of the domestic economy, and local factors such as demand relative to supply. We also believe the residential real estate market in the U.S. will benefit from fundamental demographic shifts over the long term. These include an increase in household formations, including as a result of immigration and population growth. We believe there is also pent-up selling demand from generational shifts, such as many retirement age homeowners who are likely to take advantage of improving housing market conditions in order to sell their existing residences and retire in new areas of the country or purchase smaller homes. Similarly, we believe there is also pent-up buying demand among adults in the large millennial generation, driving household formation back to historical levels.

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

Premier Market Presence. The strength of our brand worldwide in the real estate brokerage industry is the result of our ability to successfully create and maintain “Premier Market Presence.” We believe we offer agents and franchisees a compelling market presence in the real estate brokerage industry through the combination of the following six attributes:

•	leading unaided brand awareness;
•	highly experienced and productive agents;
•	unsurpassed market share;
•	high traffic web presence;
•	high level of customer satisfaction; and
•	strong community citizenship.

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

•  Affiliation with the best brand in the real estate industry

•  Entrepreneurial culture

•  High agent commission split and low franchise fees

•  Access to our lead referral system which is supported by our high traffic websites

•  Comprehensive, award-winning training programs

•  Network effect drives brand awareness

•  Franchise fee structure provides recurring revenue streams

•  Franchise model—highly profitable with low capital requirements—leads to strong cash flow generation and high margins

Our Franchise Structure

Franchise Organizational Model. We function under the following franchise organizational model, with nearly all of the RE/MAX branded brokerage office locations being operated by franchisees:

Franchise Tier	Description
RE/MAX	Owns the right to the RE/MAX brand and sells franchises and franchising rights.
Regional Franchise Owner

Owns rights to sell brokerage franchises in a specified region. In the U.S. and Canada, as of the end of 2015, RE/MAX owned 12 of 32 regional franchises, representing 55% of our U.S. and Canada agent count. The remaining 20 regional franchises, representing 45% of our U.S. and Canada agent count, are Independent Regions.

Franchisee (or Broker-Owner)	Owns right to operate a RE/MAX-branded brokerage office, list properties and recruit agents. 6,986 offices globally, as of December 31, 2015.
Agent (or Sales Associate)	Branded independent contractors who operate out of local franchise brokerage offices. 104,826 agents globally, as of December 31, 2015.

In the early years of our expansion in the U.S. and Canada, we sold regional franchise rights to independent owners for certain Independent Regions while retaining rights to other regions. In recent years, we have pursued a strategy to reacquire regional franchise rights, such as the California-Hawaii, Florida and Carolinas regions in 2007, the Mountain States region in 2011, the Texas region in 2012 and the Central Atlantic and Southwest regions in 2013. In February 2016, we re-acquired regional franchise rights for the formerly-independent RE/MAX of New York region, which as of December 31, 2015 represented 1.1% of our U.S. and Canada agent count.

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

Revenue Streams as Percentage of 2015 Total Revenue

Continuing Franchise Fees. In the U.S. and Canada, continuing franchise fees are fixed contractual fees paid monthly by regional franchise owners in Independent Regions or franchisees in Company-owned Regions to RE/MAX based on the number of agents in the franchise region or the franchisee’s office.

Annual Dues. Annual dues are the membership fees that agents pay directly to RE/MAX to be a part of the RE/MAX network and use the RE/MAX brand. Annual dues are currently a flat fee of US$400/CA$400 per agent annually for our U.S. and Canadian agents.

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

Franchise Sales and Other Franchise Revenue. Franchise sales and other franchise revenue primarily comprises:

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

Brokerage Revenue. During 2015, brokerage revenue principally represented fees assessed by our owned brokerages for services provided to their affiliated real estate agents. Our owned brokerage offices were solely in the U.S. and represented less than 1% of the 3,500 real estate brokerage offices that operate under the RE/MAX brand name in the U.S. During 2015 and the beginning of 2016, we sold all of our owned brokerages to existing RE/MAX franchisees, and as a result, prospectively, we will no longer earn brokerage revenue.

Revenue per Agent in U.S. and Canada Owned and Independent Regions. We receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions. While both Company-owned Regions and Independent Regions charge relatively similar fees to RE/MAX brokerages and agents, we receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-owned Regions, whereas we receive only a portion of these fees in Independent Regions. We generally receive 15%, 20% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each particular Independent Region established by the terms of the applicable regional franchise agreement. In 2015, the average annual revenue per agent in our Company-owned Regions was approximately $2,451, whereas the average annual revenue per agent in Independent Regions was approximately $821.

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

Our revenue and agent count by geography are illustrated in the following charts:

Revenue by Geography Percent of 2015 Revenue	Agents by Geography As of Year-end 2015

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

•

Lead Referral Systems Supported by High Traffic Websites. We provide an attractive lead referral system to our agents free of referral fees. We believe that no other national real estate brand provides their real estate agents comparable access to free leads. Our websites, including remax.com, global.remax.com, theremaxcollection.com and remaxcommercial.com, collectively were visited over 85.0 million times in 2015, and our flagship site, remax.com, was the most visited real estate franchise website during 2015, according to Experian Hitwise Marketing Services data. In addition, the traffic across our websites provides listed properties additional exposure to potential buyers. When a prospective buyer inquires about a property displayed on our websites, or the websites of certain of our regions, offices, and agents, a RE/MAX agent receives this lead through our lead referral system, LeadStreet®, without a referral fee. Our LeadStreet® system has sent over 15.0 million free leads to our agents since 2006. Our expansive global network of agents also generates traditional agent-to-agent leads, such as when a relocating home seller wants their RE/MAX agent’s referral for an agent to help them buy in their new area, or a customer’s business needs the specialized assistance of a RE/MAX Commercial® practitioner.

•

RE/MAX University® Training Programs. RE/MAX has  been an industry leader in providing comprehensive education programs for franchisees and agents since 1994, when RE/MAX created the revolutionary RE/MAX Satellite Network, which was the only real estate related educational and training system of its kind for over a decade. RE/MAX agents and brokers have enrolled in more than 90,000 professional designations, certifications or other courses through our proprietary education systems. In 2007, RE/MAX introduced RE/MAX University®, or RU, which offers worldwide, 24/7, on-demand access to the latest information on key industry topics and is aimed at helping our global network of agents deliver the best service possible to their existing and potential new customers. RE/MAX University further offers agents advanced training in areas such as distressed properties, luxury properties, senior clients, buyer agency and many other specialty areas of real estate. In 2014, we began our proprietary Momentum® training program, a comprehensive training, development and recruiting program for RE/MAX brokers and agents (the “Momentum Program”). The Momentum Program is specifically designed to educate our broker owners on how to manage their business more effectively and profitably, and plan for future success by recruiting and training more agents. Since the program began, over 1,600 broker owners and managers have taken the Momentum Program—over 1,150 of them broker owners or managers in our Company-owned Regions.

Value Creation and Growth Strategy

We intend to leverage our market leadership in the residential real estate brokerage industry in the U.S. and Canada to drive shareholder value through: a) organic growth, building on our network of over 100,000 agents in nearly 100 countries; b) growth catalysts through acquisitions; and c) return of capital to shareholders.

Organic Growth by Increasing Our Agent Count. The residential real estate market in the U.S. continues to improve and we are well positioned to capitalize on this trend due, in large part, to our leading brand and the quality of our agent and franchise network. Based on our experience, we believe gradually improving market conditions in the U.S. will enable us to continue to sell franchises and recruit and retain agents, increasing our revenue and profitability. We experienced agent losses during the downturn, but we returned to a period of net agent growth in 2012 and our year-over-year growth in agent count accelerated in 2013, 2014 and 2015. As the housing market continues to improve, we expect that our organic agent count growth will continue.

Agent Count

Number of Agents at Quarter-End

We sold 929 office franchises in 2015 (as well as 17 international region and sub-region franchises) and intend to continue adding franchises in new and existing markets, and as a result, increase our global market share and brand awareness.

Office Franchise Sales

We intend to continue to focus on recruiting and retaining agents, because each incremental agent leverages our existing infrastructure, allowing us to drive additional revenue at little incremental cost. We are committed to reinvesting in the business to enhance our value proposition and through a range of new and existing programs and tools, including increasingly targeted marketing and promotional efforts, improved training and development programs for franchisees and agents, and benefits to both agents and franchisees from our network infrastructure such as our high-traffic websites and lead referral system.

Growth Catalysts through Acquisitions. We intend to continue to pursue reacquisitions of the regional RE/MAX franchise rights in a number of Independent Regions in the U.S. and Canada, as well as other acquisitions in related areas that build on our core competencies in franchising and real estate brokerage support.

The reacquisition of a regional franchise substantially increases our revenue per agent and provides an opportunity for us to drive enhanced profitability, as we receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions. For example, we can establish operational efficiencies and improvements in financial performance of a reacquired region by leveraging our existing infrastructure and experience. As discussed above, our average annual revenue per agent in our Company-owned Regions is substantially higher than in Independent Regions because, while both Company-owned Regions and Independent Regions charge relatively similar fees to their brokerages and agents, we only receive a percentage of the continuing franchise fee, broker fee and initial franchise and renewal fee in Independent Regions. By reacquiring regional franchise rights, we can capture 100% of these fees and substantially increase the average revenue per agent for agents in the reacquired region, which, as a result of our low fixed-cost structure, further increases our overall margins.

Recent History of Re-Acquiring Independent Regional Rights
				Year*	Region
				1998	Western Canada
				1999	Pennsylvania / Delaware
				2007	California & Hawaii
				2007	Florida
				2007	Carolinas
				2011	Mountain States
				2012	Texas
				2013	Central Atlantic
				2013	Southwest
				2016	New York
* Year of Acquisition
Owned Regions	13 regions	56%	of US/CA agents
Independent Regions	19 regions	44%

The regions in which we have re-acquired franchise rights since 2007 represented 37% of our agents in the U.S. and Canada as of December 31, 2015, with the result that the Company-owned Regions in which we franchise directly represented 56% of our agents in the U.S. and Canada. This includes our acquisition of the New York region in February 2016. The remaining 44% of our U.S. and Canada combined agent count operate in Independent Regions.

Return of Capital to Shareholders. We are committed to returning capital to shareholders as part of our value creation strategy. We have paid quarterly dividends since April of 2014, the first quarter after our October 7, 2013 initial public offering, when we began paying quarterly dividends of $0.0625 per share. We increased our quarterly dividend to $0.125 per share in March 2015 and to $0.15 per share in February 2016. Including the special dividend also announced in March 2015, we distributed approximately $59.5 million to our shareholders and unitholders in 2015. Our disciplined approach to capital allocation allows us to return capital to shareholders and, as a result, generate shareholder value.

Competition

The real estate brokerage franchise business is highly competitive. We primarily compete against other real estate franchisors seeking to grow their franchise system. Our largest national competitors in the U.S. and Canada include the brands operated by Realogy Holdings Corp. (which include Century 21, Coldwell Banker, ERA, Sothebys and Better Homes and Gardens), Berkshire Hathaway Home Services, Keller Williams Realty, Inc. and Royal LePage. In most markets, we also compete against regional chains, independent, non-franchise brokerages and Internet-based and other brokers offering deeply discounted commissions. Our efforts to target consumers and connect them with a RE/MAX agent via our websites also face competition from major real estate portals. We believe that competition in the real estate brokerage franchise business is based principally upon the reputational strength of the brand, the quality of the services offered to franchises, and the amount of franchise-related fees to be paid by franchisees.

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

•

Regional Advertising Funds. Regional advertising funds primarily support advertising campaigns focused on building and maintaining brand awareness at the regional level. These regional advertising funds in Company-owned Regions are corporations owned by our controlling stockholder as trustee for RE/MAX agents. Their activities are directed by our Company-owned Regions. For the regional advertising funds’ fiscal year ended January 31, 2016, franchisee contributions to the regional advertising funds that promote the RE/MAX brand in Company-owned Regions were $43.8 million. The RE/MAX brand is promoted in Independent Regions by other regional advertising funds. On occasion, the advertising funds in Company-owned Regions, together with some or all of the advertising funds in Independent Regions, may contribute to national or pan-regional creative development and media purchases.

•

Local Campaigns. Our franchisees and agents engage in extensive promotional efforts within their local markets to attract customers and drive agent and brand awareness within the local market. These programs are subject to brand guidelines and quality standards that we establish for use of the RE/MAX brand, but we allow our franchisees and agents substantial flexibility to create advertising, marketing and promotion programs that are tailored to local market conditions. We believe the marketing, advertising and promotion expenditures by our agents and franchisees at the local level substantially exceed the amounts allocated to the national and regional advertising funds each year.

•

Pan-Regional Campaigns.  In late 2014, we and Independent Regions adopted a change in strategy to focus our advertising efforts in the U.S. on regional and local advertising and, beginning in January 2015, both Company-owned and Independent Regions in the U.S. shifted advertising expenditures away from our national advertising fund to our respective regional advertising funds.  In 2016, funds previously allocated to the RE/MAX national advertising fund will be managed and invested by the separate RE/MAX regional advertising funds.   These regional advertising funds will continue to be funded by our agents through fees that our brokers collect and pay to the regional advertising funds.  The advertising funds in Company-owned Regions, together with some or all of the advertising funds in Independent Regions, may contribute to national or pan-regional creative development and media purchases, to promote a consistent brand message and achieve economies of scale in the purchase of advertising.

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

Corporate Structure and Ownership

We are a holding company incorporated in Delaware and our only business is to act as the sole manager of RMCO, LLC, or “RMCO”. In that capacity, we operate and control all of the business and affairs of RMCO.  As of December 31, 2015, we own 58.33% of the common units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.67% of common units in RMCO. RIHI is majority owned and controlled by David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and by Gail Liniger, our Vice Chair and Co-Founder. Daryl Jesperson, one of our directors, holds a minority ownership interest in RIHI.

The diagram below depicts our organizational structure:

Class A Shareholders
Class B Shares
RIHI, Inc.
RE/MAX Holdings, Inc.
(NYSE Ticker: RMAX)
Managing Member
RMCO, LLC
RE/MAX Operating Subsidiaries
including RE/MAX, LLC

The holders of our Class A common stock collectively own 100% of the economic interests in RE/MAX Holdings, Inc., while RIHI owns 100% of the outstanding shares of our Class B common stock. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings, Inc. that is equal to two times the aggregate number of common units of RMCO held by such holder. As a result of RIHI’s ownership of shares of our Class B common stock, it holds effective control of a majority of the voting power of our outstanding common stock and we constitute a “controlled company” under the corporate governance standards of the New York Stock Exchange and therefore are not required to comply with certain corporate governance requirements.

Due to RIHI’s ownership interest in RMCO, our results reflect a significant non-controlling interest and our pre-tax income excludes RIHI’s proportionate share of RMCO’s net income.  Our only source of cash flow from operations is in the form of distributions from RMCO and management fees paid by RMCO pursuant to a management services agreement between us and RMCO.

In November and December of 2015, RIHI executed a secondary offering of shares that it owned, and this sale reduced RIHI’s ownership in RMCO to 41.67%. However, RIHI retains a controlling vote in RE/MAX Holdings, Inc. through its ownership of 12,559,600 common units in RMCO and its Class B share of RE/MAX Holdings, Inc. This balance of economic interest and voting power is illustrated below:

Ownership of RMCO
as of 12/31/2015
RIHI
41.67%
RE/MAX
Holdings
58.33%

Voting Rights in RE/MAX Holdings

as of 12/31/2015

Class A
Shares
41.18%
RIHI
58.82%

RIHI’s voting rights will be reduced to equal the aggregate number of RMCO common units held—and RIHI would therefore be expected to lose its controlling vote of RE/MAX Holdings, Inc.—after the occurrence of any of the following events: (i) October 7, 2018; (ii) the death of the Company’s Chief Executive Officer, Chairman and Co-Founder, David Liniger; or (iii) at such time as RIHI’s ownership of RMCO common units falls below 5,320,380 common units.

Employees

As of December 31, 2015, we had approximately 311 employees, including 21 employees located in Western Canada, 275 in our corporate headquarters and 15 in our owned brokerage offices that we have subsequently sold (which included office staff, but not independent contractor sales associates affiliated with our owned brokerages).  Other than with respect to our owned brokerage offices, our franchisees are independent businesses and their employees and independent contractor sales associates are therefore not included in our employee count. None of our employees are represented by a union. We believe our relations with our employees are good.

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

Real Estate Regulation. The Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws restrict payments which real estate brokers and other service providers in the real estate industry may receive or pay in connection with the sales of residences and referral of settlement services, such as mortgages, homeowners insurance and title insurance. Such laws may to some extent restrict our preferred vendor programs.

Available Information

RE/MAX Holdings is a Delaware corporation and its principal executive offices are located at 5075 South Syracuse Street, Denver, Colorado 80237, telephone (303) 770-5531. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of the Company’s website, www.remax.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The content of the Company’s website is not incorporated into this report. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

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

For example, the U.S. residential real estate market has shown signs of recovery in recent years after having been in a significant and prolonged downturn, which began in the second half of 2005 and continued through 2011. Based on our experience, we believe gradually improving market conditions in the U.S. will enable us to recruit and retain higher numbers of agents, increasing our revenue and profitability. To the extent the U.S. housing market recovery continues, we expect the growth in our agent count to continue. However, competition for qualified and effective agents is intense, and we may be unable to recruit and retain enough qualified and effective agents to satisfy our growth strategies.

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

•	excessive or insufficient regional home inventory levels;
•	high levels of foreclosure activity, including but not limited to the release of homes already held for sale by financial institutions;
•	adverse changes in local or regional economic conditions;
•	the inability or unwillingness of homeowners to enter into home sale transactions due to negative equity in their existing homes;
•	a decrease in household formations;
•	a slowing rate of immigration or population growth;
•

a change in local, state and federal laws or regulations that affect residential real estate transactions or encourage ownership, including but not limited to tax law changes, such as limiting or eliminating the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, and real property taxes and employee relocation expense;

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

The U.S. residential real estate market has been experiencing a recovery since 2011 after having been in a prolonged period of downturn, which began in the second half of 2005. However, not all U.S. markets have participated to the same extent in the recovery, and we do not know if this recovery will continue in the future or the extent to which the recovery will be limited to certain markets or will spread to other markets, or if and when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth. A lack of a continued or widespread recovery or a prolonged decline in existing home sales, a decline in home sale prices or a decline in commission rates charged by our franchisees/brokers could adversely affect our results of operations by reducing the recurring fees we receive from our franchisees, our agents and our company-owned brokerages and reduce the management fees charged by our company-owned brokerages.

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

The monetary policy of the U.S. government, and particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S., significantly affects the availability of financing at favorable rates and on favorable terms, which in turn affects the domestic real estate market. Policies of the Federal Reserve Board can affect interest rates available to potential homebuyers. Further, we are affected by any rising interest rate environment. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict and could restrict the availability of financing on reasonable terms for homebuyers, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, the possibility of the elimination of the mortgage interest deduction could have an adverse effect on the housing market by reducing incentives for buying or refinancing homes and negatively affecting property values. On December 16, 2015, the Federal Open Market Committee of the Federal Reserve Board announced its decision to raise the target range for federal funds by 25 basis points, which marks the end of a seven year period in which the US federal funds rate was held near zero. The pace of future increases in the federal funds rate is uncertain although the Federal Open Market Committee has indicated it expects additional increases to occur. Historically, changes in the federal funds rate have led to changes in interest rates for other loans but the extent of the impact of the December 2015 policy change on the future availability and price of mortgage financing cannot be predicted with certainty.

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

We may fail to execute our strategies to grow our business, which could have a material adverse effect on our financial performance and results of operations.

We intend to pursue a number of different strategies to grow our revenue and earnings and to deploy the cash generated by our business. We constantly strive to increase the value proposition for our agents and brokers. If we do not reinvest in our business in ways that support our agents and brokers and make the RE/MAX network attractive to agents and brokers, we may become less competitive. Additionally, we are exploring opportunities to acquire other businesses, including select RE/MAX independent regional franchises, or other businesses in the U.S. and Canada that are complementary to our core business. If we fail to develop, execute, or focus on our business strategy, fail to make good business decisions, fail to enforce a disciplined management process to ensure that our investment of resources aligns with our strategic plan and our core management and franchising competencies or fail to properly focus resources or management attention on strategic areas, any of these could negatively impact the overall value of the Company.  If we are unable to execute our business strategy, for these or any other reasons, our prospects, financial condition and results of operations may be harmed and our stock price may decline.

We may be unable to reacquire regional franchise rights in independent RE/MAX regions in the U.S. and Canada.

We are also pursuing a key growth strategy of reacquiring select RE/MAX independent regional franchises in the U.S. and Canada. The reacquisition of a regional franchise increases our revenue and provides an opportunity for us to drive enhanced profitability. This growth strategy depends on our ability to find regional franchisees willing to sell the franchise rights in their regions on favorable terms, as well as our ability to finance and complete these transactions. We may have difficulty finding suitable regional franchise acquisition opportunities at an acceptable price.  Further, in the event we acquire a regional franchise, we may not be able to achieve the expected returns on our acquisition after we integrate the reacquired region into our business.

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

A prolonged diversion of management’s attention and any delays or difficulties encountered in connection with the integration of any acquired region or region that we may acquire in the future could prevent us from realizing anticipated cost savings and revenue growth from our acquisitions.

We may not be able to manage growth successfully.

In order to successfully expand our business, we must effectively recruit, develop and motivate new franchisees, and we must maintain the beneficial aspects of our corporate culture. We may not be able to hire new employees necessary to manage our growth quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully develop our franchisees, our franchisee and employee morale, productivity and retention could suffer, and our brand and results of operations could be harmed. Effectively managing our potential growth could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our brand and results of operations could be adversely affected.

The failure to attract and retain highly qualified franchisees could compromise our ability to pursue our growth strategy.

Our most important asset is our people, and the success of our franchisees depends largely on the efforts and abilities of franchisees to attract and retain high quality agents. If our franchisees fail to attract and retain agents, they may fail to generate the revenue necessary to pay the contractual fees owed to us.

Additionally, although we believe our relationship with our franchisees and agents is open and strong, the nature of such relationships can give rise to conflict. For example, franchisees or agents may become dissatisfied with the amount of contractual fees and dues owed under franchise or other applicable arrangements, particularly in the event that we decide to further increase fees and dues. They may disagree with certain network-wide policies and procedures, including policies such as those dictating brand standards or affecting their marketing efforts. They may also be disappointed with any marketing campaigns designed to develop our brand. There are a variety of reasons why our franchisor-franchisee relationship can give rise to conflict. If we experience any conflicts with our franchisees on a large scale, our franchisees may file lawsuits against us or they may seek to disaffiliate with us, which could also result in litigation. These events may, in turn, materially and adversely affect our business and operating results.

Our financial results are affected by the ability of our franchisees to attract and retain agents.

Our financial results are heavily dependent upon the number of agents in our global network. The majority of our revenue is derived from recurring dues paid by our agents and contractual fees paid by our franchisees or regional franchise owners based on the number of agents within the franchisee’s or regional franchise owner’s network. If our franchisees are not able to attract and retain agents (which is not within our direct control), our revenue may decline. In addition, our competitors may attempt to recruit the agents of our franchisees.

Competition in the residential real estate franchising business is intense, and we may be unable to grow our business organically, including increasing by our agent count, expanding our network of franchises and agents, and increasing franchise and agent fees, which could adversely affect our brand, our financial performance, and results of operations.

We generally face strong competition in the residential real estate services business from other franchisors and brokerages (i.e. national, regional, independent, boutique, discount and web-based brokerages), as well as web-based companies focused on real estate. As a real estate brokerage franchisor, one of our primary assets is our brand name. Upon the expiration of a franchise agreement, a franchisee may choose to renew their franchise with us, operate as an independent broker or to franchise with one of our competitors. Competing franchisors may offer franchises monthly ongoing fees that are lower than those we charge, or that are more attractive in particular market environments. Further, our largest competitors in this industry in the U.S. and Canada include the brands operated by Realogy Holdings, Corp., (which include Coldwell Banker, Century 21, ERA, Sothebys and Better Homes and Gardens, among others), Berkshire Hathaway Home Services, Keller Williams Realty, Inc. and Royal LePage. Some of these companies may have greater financial resources and larger budgets than we do to invest in technology to build their brands and enhance their value proposition to agents, brokers and consumers. To remain competitive in the sale of franchises and to retain our existing franchisees at the time of the renewal of their franchise agreements, we may have to reduce the cost of renewals and/or the recurring monthly fees we charge our franchisees. Further, in certain areas, regional and local franchisors provide additional competitive pressure.

As a result of this competition, we may face many challenges in achieving organic growth by adding franchises and attracting agents in new and existing markets to expand our network in the U.S., Canada and globally, as well as other challenges such as:

•	selection and availability of suitable markets;
•	finding qualified franchisees in these markets who are interested in opening franchises on terms that are favorable to us;
•	increasing our local brand awareness in new markets;
•	attracting and training of qualified local agents;
•	general economic and business conditions.

A significant increase in private sales of residential property, including through the Internet, could have a material adverse effect on our business, prospects and results of operations.

A significant increase in the volume of private sales completed without the involvement of a full-service real estate agent or using a low cost provider due to, for example, increased access to information on real estate listings over the Internet and the proliferation of websites and online tools that facilitate private sales, and a corresponding decrease in the volume of sales through real estate agents could have a material adverse effect on our business, prospects and results of operations.

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

Our regional franchisees are independent businesses and the agents who work within these brokerages are independent contractors and, as such, are not our employees, and we do not exercise control over their day-to-day operations. Broker franchisees may not operate real estate brokerage businesses in a manner consistent with industry standards, or may not attract and retain qualified independent contractor agents. If broker franchisees and agents were to provide diminished quality of service to customers, engage in fraud, defalcation, misconduct or negligence or otherwise violate the law or realtor codes of ethics, our image and reputation may suffer materially and we may become subject to liability claims based upon such actions of our franchisees and agents. Any such incidence could adversely affect our results of operations.

Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies or the ordinary course of our business or our franchisees’ business. Other incidents may arise from events that are or may be beyond our control and may damage our brand, such as actions taken (or not taken) by one or more franchisees or their agents relating to health, safety, welfare or other matters; litigation and claims; failure to maintain high ethical and social standards for all of our operations and activities; failure to comply with local laws and regulations; and illegal activity targeted at us or others. Our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us, which may result in a decrease in our total agent count and, ultimately, lower continuing franchise fees and annual dues, which in turn would materially and adversely affect our business and results of operations.

The failure of Independent Region owners to successfully develop or expand within their respective regions could adversely impact our revenue.

We have sold regional master franchises in the U.S. and Canada and have sold and continue to sell regional master franchises in our global locations outside of Canada. While we are pursuing a strategy to reacquire select regional franchise rights in a number of regions in the U.S., we still rely on independent regional master franchises in Independent Regions, and in all regions located outside the U.S. and Canada. We derive only a limited portion of our revenue directly from master franchises. However, we depend on Independent Regions, which have the exclusive right to grant franchises within a particular region, to successfully develop or expand within their respective regions and to monitor franchisees’ use of our brand. The failure of any of these Independent Region owners to do these things, or the termination of an agreement with a regional master franchisee could delay the development of a particular franchised area, interrupt the operation of our brand in a particular market or markets while we seek alternative methods to develop our franchises in the area, and weaken our brand image. Such an event could result in lower revenue for us, which would adversely impact our business and results of operations.

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

We may fail to protect the privacy and personally identifiable information of our franchisees, agents and consumers.

We rely on the collection and use of personally identifiable information from franchisees, agents and consumers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, consumer expectations, or the law. In the event we, or the vendors with which we contract to provide services on behalf of our customers, were to suffer a breach of personally identifiable information, our customers could terminate their business with us. Further, we may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to company policies and practices and personally identifiable information is jeopardized as a result.

The real estate brokerage business of our franchisees is highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

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

Our franchisees (other than in commercial brokerage transactions) must comply with RESPA. RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. Pursuant to the Dodd-Frank Act, administration of RESPA has been moved from the Department of Housing and Urban Development (“HUD”) to the Consumer Financial Protection Bureau (“CFPB”) and it is possible that the practice of HUD taking very expansive readings of RESPA will continue or accelerate at the CFPB, which creates an increased regulatory risk.

There is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect our business or our franchisees’ businesses.

Regulatory authorities also have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend our franchisees from carrying on some or all of our activities or otherwise penalize them if their financial condition or our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could limit our ability to renew current franchisees or sign new franchisees or otherwise have a material adverse effect on our operations.

We, and our franchisees, are also, to a lesser extent, subject to various other rules and regulations such as:

•	the Gramm-Leach-Bliley Act, which governs the disclosure and safeguarding of consumer financial information;
•	various state and federal privacy laws protecting consumer data;
•	the USA PATRIOT Act;
•	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;
•	federal and state “Do Not Call,” “Do Not Fax,” and “Do Not E-Mail” laws;
•	the Fair Housing Act;
•	compliance with Affiliated Business Agreement regulations;
•	laws and regulations, including the Foreign Corrupt Practices Act, that impose sanctions on improper payments;
•	laws and regulations in jurisdictions outside the U.S. in which we do business;
•	state and federal employment laws and regulations, including any changes that would require reclassification of independent contractors to employee status, and wage and hour regulations;
•	increases in state, local or federal taxes that could diminish profitability or liquidity; and
•	consumer fraud statutes that are broadly written.

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

Most of our domestic and global regional franchisees self-report their agent counts, agent commissions and fees due to us, and we have limited tools to validate or verify these reports and a few of our domestic and global master franchise agreements do not contain audit rights. This could impact our ability to collect revenue owed us by our Independent Regions, franchisees, and agents, and could affect our ability to forecast our performance accurately.

Under our regional franchise agreements, owners in our Independent Regions report the number of agents, monthly management fees and broker service fees received by the brokers from the agents and the monthly ongoing fees (continuing franchise fees and broker fees) payable to us by the brokers. Generally, our regional agreements require that the regional franchisee provide us with certain financial reports, including reports that we may reasonably request from time to time. Additionally, many of these agreements also provide us with audit rights. For those agreements that do not, we may have limited methods of validating the monthly ongoing fees due to us from these regions and must rely on reports submitted by such regional franchisees and our internal protocols for verifying agent counts. If such regional franchisees were to underreport or erroneously report these amounts payable, even if unintentionally, we may not receive all of the annual agent dues or monthly ongoing fees due to us. In addition, to the extent that we were underpaid, we may not have a definitive method for determining such underpayment. If a material number of our regional franchisees were to under report or erroneously report their agent counts, agent commissions or fees due to us, it could have a material adverse effect on our financial performance and results of operations. Further, agent count is a key performance indicator (KPI), and incomplete information, or information that is not reported in a timely manner could impair our ability to evaluate and forecast key business drivers and financial performance.

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

Such litigation and other proceedings may include, but are not limited to, complaints from or litigation by franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements, actions relating to intellectual property, commercial arrangements and franchising arrangements.

In addition, litigation against a franchisee or its affiliated sales agents by third parties, whether in the ordinary course of business or otherwise, may also include claims against us for liability by virtue of the franchise relationship. Franchisees may fail to obtain insurance naming the Company as an additional insured on such claims. We could face similar claims for direct liability related our former operation of company-owned brokerages, the last of which we sold in 2015 and early 2016. In addition to increasing franchisees’ costs and limiting the funds available to pay us contractual fees and dues and reducing the execution of new franchise arrangements, claims against us (including vicarious liability claims) divert our management resources and could cause adverse publicity, which may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable.

Our global operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems and reduced protection of intellectual property. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business and operating results.

Our global operations, including those in Canada, are subject to risks not generally experienced by our U.S. operations.

We have global regional franchisees and master franchisees. For the year ended December 31, 2015, revenue from these operations represented approximately 17% of our total revenue, with approximately 12% or our total revenue from our Canadian operations. Our global operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our global operations and relationships that could result in losses against which we are not insured and therefore affect our profitability include:

•

fluctuations in foreign currency exchange rates, primarily related to changes in the Canadian dollar to U.S. dollar exchange rates, as well as the Euro to U.S. dollar exchange rate and foreign exchange restrictions;

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

Our future success depends on the efforts and abilities of our senior management, including our Chief Executive Officer, Chairman and Co-Founder, David Liniger, our senior management and other key employees. The loss of these employees’ services could make it more difficult to successfully operate our business and achieve our business goals. In addition, we do not maintain key employee life insurance policies on David Liniger or our other key employees. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of these individuals.

In the event of the loss of the services of members of our senior management or other key employees, we may be unable to implement or execute upon our corporate succession plan due to factors including the timing of the loss relative to the development of key successor employees or the loss of those successors themselves.

Our ability to retain our employees is generally subject to numerous factors, including the compensation and benefits we pay, our ability to provide pathways for professional development, and overall employee morale. As such, we could suffer significant attrition among our current key employees unexpectedly. Competition for qualified employees in the real estate franchising industry is intense, and we cannot assure you that we will be successful in attracting and retaining qualified employees.

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

We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “RE/MAX” brand is critical to growing our business, particularly in new markets where we have limited brand recognition. If we do not successfully build and maintain a strong brand, our business could be materially harmed. Maintaining and enhancing the quality of our brand may require us to make substantial investments in areas such as marketing, community relations, outreach and employee training. We actively engage in television, print and online advertisements, targeted promotional mailings and email communications, and engage on a regular basis in public relations and sponsorship activities. These investments may be substantial and may fail to encompass the optimal range of traditional, online and social advertising media to achieve maximum exposure and benefit to the brand.

We may be unable to obtain approval of independent regional owners to fund network wide initiatives.

Regional RE/MAX master franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business and how best to promote the RE/MAX brand on a national or network-wide basis. In late 2014, we and the independent RE/MAX master franchisees adopted a change in strategy that to focus our advertising efforts in the U.S. on regional and local advertising and, beginning in January 2015, both Company-owned and Independent Regions in the U.S. shifted advertising expenditures away from our national advertising fund to our respective regional advertising funds.  In 2016, funds previously allocated to the RE/MAX national advertising fund will be managed and invested by the separate RE/MAX regional advertising funds.   These regional advertising funds will continue to be funded by our agents through fees that our brokers collect and pay to the regional advertising funds.  Local advertising and promotion campaigns are paid directly by agents and franchisees within their local markets. Our change in strategy to focus on regional and local advertising in the U.S. may not be successful and may fail to leverage franchisee contributions to achieve maximum group purchasing power in our media buys, having an adverse impact on our business and results of operation in future periods. To the extent that the advertising funds in Independent Regions choose not to contribute to national or pan-regional creative development and media purchases this may inhibit the RE/MAX network in the U.S. from achieving economies of scale in the purchase of advertising, or may result in different marketing messages being associated with the RE/MAX brand in different areas of the country.  If Independent Regions and their advertising funds choose not to invest in common technology platforms this likewise may inhibit achieving economies of scale and may result in fragmented web presences for the RE/MAX brand in various areas of the country and less web traffic to remax.com, resulting in fewer leads to RE/MAX agents, potentially affecting our results of operations.

Loss of market leadership could weaken our brand awareness and brand reputation among consumers, agents, and brokers.

We derive significant benefit from our market share leadership and our ability to make claims regarding the same, including through use of our slogan that “Nobody sells more real estate than RE/MAX” as measured by residential transaction sides. Loss of market leadership, and as a result an inability to tout the same, may hinder public and industry perception of RE/MAX as a leader in the real estate industry and hurt agent recruitment and franchise sales as a result.

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

We are commonly involved in numerous proceedings, generally on a small scale, to enforce our intellectual property and protect our brand. Unauthorized uses or other infringement of our trademarks or service marks, including uses that are currently unknown to us, could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors may misappropriate our intellectual property, and in the course of litigation, such competitors occasionally attempt to challenge the breadth of our ability to prevent others from using similar marks or designs. If such challenges were to be successful, less ability to prevent others from using similar marks or designs may ultimately result in a reduced distinctiveness of our brand in the minds of consumers. Defending or enforcing our trademark rights, branding practices and other intellectual property could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results. Even though competitors occasionally attempt to challenge our ability to prevent infringers from using our marks, we are not aware of any challenges to our right to use, and to authorize our franchisees to use, any of our brand names or trademarks.

In addition, franchisee noncompliance with the terms and conditions of our franchise agreements and our brand standards may reduce the overall goodwill of our brand, whether through diminished consumer perception of our brand, dilution of our intellectual property, the failure to meet the FTC guidelines or applicable state laws, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brand, resulting in consumer confusion or dilution. Any reduction of our brand’s goodwill, consumer confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and operating results.

We are implementing a new information technology infrastructure for certain key aspects of our internal operations, which may be costlier than anticipated or take more time to complete and integrate than we expect, which could distract our management from our business and have an adverse impact on our results of operations.

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

We rely on third parties for certain important functions and/or technology. Any failures by those vendors and service providers could disrupt our business operations.

We have outsourced certain key functions to external parties, including some that are critical to financial reporting, our franchise and membership tracking/billing and a number of critical consumer- and franchise/agent-facing websites. We may enter into other key outsourcing relationships in the future. If one or more of these external parties were not able to perform their functions for a period of time, perform them at an acceptable service level, or handle increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of vendors also exposes us to the risk of losing intellectual property or confidential information and to other harm. Our ability to monitor the activities or performance of vendors may be constrained, which makes it difficult for us to assess and manage the risks associated with these relationships.

We rely on traffic to our websites, including our flagship website, remax.com, directed from search engines like Google, Yahoo! and Bing. If our websites fail to rank prominently in unpaid search results, traffic to our websites could decline and our business could be adversely affected.

Our success depends in part on our ability to attract home buyers and sellers to our websites, including our flagship website, remax.com, through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of users we attract from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. In addition, our website faces increasing competition for audience from real estate portal websites, such as Zillow, Trulia and Realtor.com. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites could adversely impact our business and results of operations.

Any disruption or reduction in our information technology capabilities or websites or other threats to our cybersecurity or the physical security of our business records could harm our business.

Our information technologies and systems and those of our third-party hosted services are vulnerable to breach, damage or interruption from various causes, including: (i) natural disasters, war and acts of terrorism, (ii) power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events and (iii) computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security. Our physical filing systems are vulnerable to security breaches or damage from a variety of possible causes. We may not be able to successfully prevent a disruption to or a material adverse effect on our business or operations in the event of a disaster, theft of data or other business interruption. Any extended interruption in our technologies or systems, significant breach or damage of electronic or physical files could significantly curtail our ability to conduct our business and generate revenue or could expose us to liability for improper handling of personally identifiable information. Additionally, our business interruption insurance may be insufficient to compensate us for losses that may occur.

We are vulnerable to certain additional risks and uncertainties associated with websites, which include our lead referral system LeadStreet®, remax.com, global.remax.com, theremaxcollection.com and remaxcommercial.com. These risks include changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. We may experience service disruptions, outages and other performance problems due to a variety of factors, including reliance on our third-party hosted services, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service, fraud or attacks. Our failure to address these risks and uncertainties successfully could reduce our Internet presence, generate fewer leads for our agents and damage our brand.

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

In addition, so long as any revolving loans are outstanding under the senior secured credit facility, RE/MAX, LLC is required to maintain specified financial ratios. As of December 31, 2015, there were no outstanding revolving loans.

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

We have significant debt service obligations, including principal, interest and commitment fee payments due quarterly pursuant to RE/MAX, LLC’s senior secured credit facility. Our currently existing indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. In 2015, we had total debt service obligations of $10.8 million, excluding our required 2014 principal excess cash flow prepayment of $7.3 million made in March 2015 pursuant to the terms of RE/MAX, LLC’s senior secured credit facility. We expect to have similar debt service obligations in 2016, including our required 2015 principal excess cash flow prepayment of $12.7 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue additional equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all. Our level of indebtedness has important consequences to you and your investment in our Class A common stock.

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

As of December 31, 2015, $201.9 million in term loans were outstanding under our senior secured credit facility, net of unamortized discount, which was at variable rates of interest, thereby exposing us to interest rate risk. We currently do not engage in any interest rate hedging activity and we have no intention to do so in the foreseeable future. As such, if interest rates increase, our debt service obligations on our outstanding indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease.

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

RIHI, an entity controlled by David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, our Vice-Chair and Co-Founder, respectively, (with Daryl Jesperson, a director, holding a minority ownership interests in RIHI), holds a majority of the combined voting power of the different classes of our capital stock through its ownership of 100% of our outstanding Class B common stock. Additionally, the shares of Class B common stock entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings that is equal to two times the aggregate number of common units of RMCO held by such holder, and unless certain events occur, may continue to do so until October 7, 2018.

Accordingly, RIHI, acting alone, has the ability to approve or disapprove substantially all matters submitted to a vote of our stockholders. These rights may enable RIHI to consummate transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. In addition, although RIHI has voting control of us, RIHI’s entire economic interest in us is in the form of its direct interest in RMCO through the ownership of RMCO common units, the payments it may receive from us under its tax receivable agreement and the proceeds it may receive upon any redemption of its RMCO common units, including issuance of shares of our Class A common stock upon any such redemption and any subsequent sale of such Class A common stock. As a result, RIHI’s interests may conflict with the interests of our Class A common stockholders. For example, RIHI may have a different tax position from us which could influence its decisions regarding certain transactions, especially in light of the existence of the tax receivable agreements that we entered into in connection with our IPO, and whether and when we should terminate the tax receivable agreements and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration the tax or other considerations of RIHI, even in situations where no similar considerations are relevant to us.

As an “emerging growth company” under the JOBS Act, we are subject to certain reduced controls and disclosure requirements, including that our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.

Under the JOBS Act, so long as a company qualifies as an “emerging growth company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We could be an “emerging growth company” until the end of our 2018 fiscal year.

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

In addition, we take advantage of the JOBS Act’s reduced disclosure requirements regarding executive compensation and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

We are a “controlled company” within the meaning of the NYSE listing requirements and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements. We also qualify as an “emerging growth company” and, as such, are exempt from certain requirements applicable to other public companies. The costs we incur as a public company are likely to increase when we cease to qualify as an “emerging growth company.”

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

The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We are utilizing some of these exemptions afforded to a “controlled company.” As a result, our nominating and corporate governance and compensation committees do not consist entirely of independent directors. We also are not required to conduct an annual performance evaluation of the nominating and corporate governance and compensation committees. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, and we anticipate that these costs will increase when we are no longer an “emerging growth company” as defined in the JOBS Act, and are no longer exempt from certain disclosure requirements.  We expect that we will cease to qualify as an “emerging growth company” at the end of 2018. Further, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and, potentially, civil litigation.

We depend on distributions from RMCO to pay taxes and expenses, including payments under the tax receivable agreements, but RMCO’s ability to make such distributions may be subject to various limitations and restrictions.

We have no material assets other than our ownership of common units of RMCO and have no independent means of generating revenue. RMCO is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to RMCO’s partners, including us. As a result, we incur income taxes on our allocable share of any net taxable income of RMCO and are responsible for complying with U.S. and foreign tax laws. Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement, which became effective upon the completion of our IPO (the “New RMCO, LLC agreement”), RMCO is obligated to make tax distributions to its members, including us. In addition to tax expenses, we also incur expenses related to our operations and must satisfy obligations under the terms of the tax receivable agreements, which we expect will be significant over the fifteen-year term. As RMCO’s managing member, we cause RMCO to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any payments due under the tax receivable agreements. However, RMCO’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which RMCO is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering RMCO insolvent. If RMCO does not have sufficient funds to pay tax or other liabilities to fund our operations, we may have to borrow funds, which could adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest until paid. If RMCO does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired. See “—Risks Related to Ownership of Our Class A Common Stock.”

Our tax receivable agreements require us to make cash payments based upon future tax benefits to which we may become entitled, and the amounts that we may be required to pay could be significant.

In connection with our IPO, we entered into tax receivable agreements with our historical owners. After one of these historical owners assigned its interest in its tax receivable agreement, these tax receivable agreements are now held by RIHI and Oberndorf Investments LLC (collectively, the “TRA Parties”). For further information, refer to “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Impact of Reorganization Transactions and IPO” in our Annual Report on Form 10-K filed with the SEC on March 13, 2015 for additional information. The amount of the cash payments that we may be required to make under the tax receivable agreements could be significant and will depend, in part, upon facts and circumstances that are beyond our control.

The amount of our obligations pursuant to the tax receivable agreement with RIHI will depend, in part, upon the occurrence of future events, including any redemptions by RIHI of its ownership interest in RMCO.  In general, future redemptions by RIHI will increase our tax receivable agreement obligations to RIHI.    The first payments under the tax receivable agreements were made on December 31, 2014 and further payments have been made, and are anticipated to be made, on an annual basis thereafter. Any payments made by us to the TRA Parties under the tax receivable agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent we are unable to make timely payments under the tax receivable agreements for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Furthermore, our future obligation to make payments under the tax receivable agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the tax receivable agreements. The payments under the tax receivable agreement with RIHI are not conditioned upon RIHI maintaining a continued ownership interest in either RMCO or us, and payments under the tax receivable agreement with Oberndorf Investments LLC are not conditioned upon Oberndorf Investments LLC holding any ownership interest in either RMCO or us.

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

As of December 31, 2015, we had an aggregate of 149,856,049 shares of Class A common stock authorized but unissued, including 12,559,600 shares of Class A common stock issuable upon redemption of RMCO common units that are held by RIHI. In connection with our IPO, RMCO entered into the New RMCO, LLC agreement, and subject to certain restrictions set forth therein, RIHI is entitled to potentially redeem the RMCO common units it holds for an aggregate of up to 12,559,600 shares of our Class A common stock, subject to customary adjustments. We also have entered into a registration rights agreement pursuant to which the shares of Class A common stock issued upon such redemption are eligible for resale, subject to certain limitations set forth therein.

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

Based on the voting rights associated with our Class B common stock, and the number of common units of RMCO that RIHI currently owns, RIHI holds nearly 60% of the voting power of our outstanding capital stock. As a result, RIHI controls a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

RIHI is a Delaware corporation that is majority owned and controlled by David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder. Daryl Jesperson, a director, holds a minority ownership interest in RIHI.

You may be diluted by future issuances of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. This could include issuances as compensation pursuant to our 2013 Stock Incentive Plan, in connection with acquisitions (either by issuing shares to raise funds for such an acquisition, or by issuing shares to the seller of the acquired business) or to raise capital for other purposes. As of December 31, 2015, we had 1,936,215 reserved shares available for issuance under the 2013 Stock Incentive Plan. We granted options to purchase 787,500 shares of Class A common stock in substitution of options that were granted by RMCO, of which 28,057 remained outstanding as of December 31, 2015. As of December 31, 2015, 96,765 and zero restricted stock units and options were unvested, respectively. Any Class A common stock that we issue, including under our 2013 Stock Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own Class A common stock.

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

We declared four cash dividends of $0.125 per share of Class A common stock during 2015, as well as a special dividend of $1.50 per share of Class A common stock. On February 24, 2016, we declared a quarterly dividend of $0.15 per share of Class A common stock. We intend to continue to pay cash dividends quarterly. Whether we will do so, however, and the timing and amount of those dividends, will be subject to approval and declaration by our board of directors and will depend upon on a variety of factors, including our financial results, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our board of directors. Any dividends declared and paid will not be cumulative.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in leased offices in Denver, Colorado. The lease consists of approximately 231,000 square feet and expires in April 2028. As of December 31, 2015 and 2014, our Company-owned real estate brokerage business leased approximately 23,000 and 171,000 square feet, respectively, of office space in the U.S. under three and 22 leases, respectively. These offices are mainly located in shopping centers and small office parks, generally with lease terms of one to 10 years. As discussed in Note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we sold certain operating assets and liabilities related to 18 Company-owned real estate brokerage offices during 2015. In January 2016, we sold certain operating assets and liabilities related to the remaining three Company-owned real estate brokerage offices. In connection with these sales, we assigned the related operating leases to the respective purchasers. We believe that all of our properties and facilities are well maintained.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in litigation, claims and other proceedings relating to the conduct of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of our control including franchisees and independent agents, and employment law claims. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant time and resources from management. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liabilities and could also materially adversely affect our operations and our reputation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Class A common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “RMAX” on October 2, 2013. Prior to that date, there was no public trading market for shares of our Class A common stock. As of February 19, 2016, we had 15 stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc. (“RIHI”), and there is no public market for these shares.

The following table shows the highest and lowest prices paid per share for our Class A common stock as well as dividends declared per share during the calendar quarter indicated below for the years ended December 31, 2015 and 2014.

	Class A Common Stock		Dividends
	Market Price		Declared
	Highest	Lowest	per Share
2015
First quarter	$38.62	$32.09	$1.6250
Second quarter	35.51	33.01	0.1250
Third quarter	39.46	34.72	0.1250
Fourth quarter	43.11	34.58	0.1250

2014
First quarter	$32.33	$28.06	$0.0625
Second quarter	31.45	25.90	0.0625
Third quarter	31.75	28.00	0.0625
Fourth quarter	38.76	29.04	0.0625

During 2015, our Board of Directors declared quarterly cash dividends of $0.125 per share of Class A common stock, which were paid on April 8, 2015, June 4, 2015, September 3, 2015 and November 27, 2015. Additionally, our Board of Directors declared a special cash dividend of $1.50 per share of Class A common stock during the first quarter of 2015, which was paid on April 8, 2015. During 2014, our Board of Directors declared quarterly cash dividends of $0.0625 per share of Class A common stock, which was paid on April 18, 2014, June 5, 2014, September 3, 2014 and December 4, 2014. On February 24, 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share on all outstanding shares of Class A common stock, which is payable on March 23, 2016 to stockholders of record at the close of business on March 9, 2016. We intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis. Whether we do so, however, and the timing and amount of those dividends will be subject to approval and declaration by our Board of Directors and will depend on a variety of factors, including the financial results and cash flows of RMCO, LLC and its consolidated subsidiaries (“RMCO”), distributions we receive from RMCO, our financial results, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. All dividends declared and paid will not be cumulative.

Performance Graph

The following graph and table depict the total return to stockholders from October 2, 2013 (the date our Class A common stock began trading on the NYSE) through December 31, 2015, relative to the performance of the S&P 500 Index, Russell 2000 (Total Return) Index and a peer group of real estate and franchise related companies. The graph and table assume $100 invested at the closing price of $27.00 on October 2, 2013 (rather than the IPO price of $22.00 per share) and that all dividends were reinvested.

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

	October 2, 2013	December 31, 2013	December 31, 2014	December 31, 2015
RE/MAX Holdings, Inc.	$100.00	$118.78	$127.94	$147.85
Other franchise and real estate related companies	100.00	110.46	137.23	133.28
S&P 500 Index	100.00	109.12	121.55	120.67
Russell 2000 (Total Return) Index	100.00	107.83	113.11	108.12

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial results and other data as of the dates and for the periods indicated. The selected consolidated statements of income data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheets data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statements of income data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheets data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

After the completion of our initial public offering on October 7, 2013, RE/MAX Holdings, Inc. (“RE/MAX Holdings”) owned 39.56% of the common membership units in RMCO, LLC and its consolidated subsidiaries (“RMCO”) and as of December 31, 2015, RE/MAX Holdings owns 58.33% of the common membership units in RMCO. RE/MAX Holdings’ economic interest in RMCO increased primarily due to the issuance of shares of Class A common stock as a result of RIHI’s redemption of 5,175,000 common units in RMCO during the fourth quarter of 2015. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO. As a result, RE/MAX Holdings consolidates the financial condition and results of operations of RMCO, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented.  Our selected historical financial data does not reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone public company during those periods.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts and agent data)
Consolidated Statements of Income Data:
Total revenue:
Continuing franchise fees	$73,750	$72,706	$64,465	$56,350	$57,200
Annual dues	31,758	30,726	29,524	28,909	28,922
Broker fees	32,334	28,685	24,811	19,579	16,764
Franchise sales and other franchise revenue	25,468	23,440	23,574	22,629	19,354
Brokerage revenue	13,558	15,427	16,488	16,210	16,062
Total revenue	176,868	170,984	158,862	143,677	138,302
Operating expenses:
Selling, operating and administrative expenses	90,986	91,847	96,243	84,337	85,291
Depreciation and amortization	15,124	15,316	15,166	12,090	14,473
(Gain) loss on sale or disposition of assets, net	(3,397)	(14)	373	1,704	67
Total operating expenses	102,713	107,149	111,782	98,131	99,831
Operating income	74,155	63,835	47,080	45,546	38,471
Other expenses, net:
Interest expense	(10,413)	(9,295)	(14,647)	(11,686)	(12,203)
Interest income	178	313	321	286	372
Foreign currency transaction (losses) gains	(1,661)	(1,348)	(764)	208	(266)
Loss on early extinguishment of debt	(94)	(178)	(1,798)	(136)	(384)
Equity in earnings of investees	1,215	600	904	1,244	431
Total other expenses, net	(10,775)	(9,908)	(15,984)	(10,084)	(12,050)
Income before provision for income taxes	63,380	53,927	31,096	35,462	26,421
Provision for income taxes	(12,030)	(9,948)	(2,844)	(2,138)	(2,172)
Net income	51,350	43,979	28,252	33,324	24,249
Less: net income attributable to non-controlling interests	34,695	30,543	26,746	33,324	24,249
Net income attributable to RE/MAX Holdings, Inc.	$16,655	$13,436	$1,506	$—	$—
Earnings Per Share Data:
Basic (1)	$1.31	$1.16	$0.13
Diluted (1)	$1.30	$1.10	$0.12
Other Data:
Agent count at period end (unaudited)	104,826	98,010	93,228	89,008	87,476
Cash dividends declared per share of Class A common stock	$2.00	$0.25

(1)

We consummated our initial public offering on October 7, 2013. Since that date, we have consolidated the results of RMCO due to our role as RMCO’s managing member. Therefore, all income for the periods prior to October 7, 2013 is entirely attributable to the non-controlling interests which existed prior to the initial public offering. As a result, in the computation of earnings per share in accordance with U.S. generally accepted accounting principles, only the net income attributable to our controlling interests from the period subsequent to the initial public offering is considered. Additionally, the computation of weighted average basic and diluted shares of Class A common stock outstanding for the year ended December 31, 2013 only considers the outstanding shares from the date our Class A common stock started trading on the New York Stock Exchange, October 2, 2013, through December 31, 2013.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheets Data:
Cash	$110,212	$107,199	$88,375	$68,501	$38,611
Franchise agreements, net	61,939	75,505	89,071	78,338	72,217
Goodwill	71,871	72,463	72,781	71,039	41,882
Total assets	385,313	358,327	352,823	251,416	186,465
Payable pursuant to tax receivable agreements, including current portion	100,035	67,418	68,840	—	—
Long-term debt, including current portion	201,884	211,673	228,404	232,236	195,340
Redeemable preferred units	—	—	—	78,400	66,500
Total stockholders' equity/members' deficit	39,414	39,283	15,539	(96,769)	(109,524)

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

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of RMCO, LLC and its consolidated subsidiaries (collectively, “RMCO”) prior to October 7, 2013 and RE/MAX Holdings, Inc. (“RE/MAX Holdings”) and its consolidated subsidiaries, including RMCO (collectively, the “Company,” “we,” “our” or “us”), commencing on October 7, 2013, the effective date of our initial public offering (the “IPO”).  Subsequent to the IPO, RE/MAX Holdings began to operate and control all of the business affairs of RMCO.  As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented.

Business Overview

We are one of the world’s leading franchisors of real estate brokerage services. Our business strategy is to recruit and retain agents and sell franchises. Our franchisees operate under the RE/MAX brand name, which has held the number one market share in the U.S. and Canada since 1999 as measured by total residential transaction sides completed by our agents. We operate in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprises the operations of our owned and independent global franchising operations, reflects intersegment revenue from our owned brokerages and includes corporate-wide professional services expenses. The Brokerages reportable segment contains the operations of our owned brokerage offices in the United States (“U.S.”) (which represent less than 1% of RE/MAX brokerages in the U.S.), the results of operations of a mortgage brokerage company in which we own a non-controlling interest and reflects the elimination of all intersegment revenue and other consolidation entities. Our reportable segments represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess performance and to allocate resources.

During 2015 and January 2016, we sold certain operating assets and liabilities related to our 21 previously owned brokerage offices in the U.S. and in connection therewith, we transferred individual office franchise agreements to each purchaser. This resulted in the cessation of operations for our Brokerages reportable segment. Thus, during the first quarter of 2016, we began to operate in one reportable segment, Real Estate Franchise Services. See “—Divestures” for further details.

Additionally, as a result of changes in management’s process to assess performance and to allocate resources, we implemented a new segment structure beginning in the second quarter of 2014.  The changes in our segment structure related to certain corporate-wide professional services expenses, which were previously reflected in the Brokerage and Other reportable segment and, beginning in the second quarter of 2014, are being reflected in the Real Estate Franchise Services reportable segment. All prior segment information has been recast to reflect our new segment structure and current presentation.

Our financial results are largely driven by the number of agents in our global network. The majority of our revenue is derived from fixed, contractual fees and dues paid to us based on the number of agents in our franchise network. We expect that our U.S. agent count will continue to increase as we attract agents who recognize the strength of the RE/MAX brand and our agent-centric value proposition. The graph below depicts the trend of the total number of agents in our global network since 2005 at the end of each year indicated:

Agent Count

As approximately 83% of our 2015 revenue came from the U.S., we believe we will benefit to the extent of continuing improvements in the U.S. housing market. Existing home sale transactions increased 6.3% in 2015 and are expected to rise by 1.7% in 2016, according to the National Association of Realtors (“NAR”). Although approximately 12% of our 2015 revenue came from Canada, we believe we are poised to withstand future volatility that could occur in the Canadian housing market due to our recurring revenue model, which enables us to more successfully recruit and retain agents in a period of housing market uncertainty.

Our current growth strategies include the following initiatives:

•	Capitalize on the recovery in the U.S. residential real estate market and increase our total agent count;
•	Continue to drive franchise sales growth and agent recruitment and retention; and
•	Reacquire select RE/MAX regional franchises in the U.S. and Canada.

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

Franchisee (or Broker-Owner)	Owns right to operate a RE/MAX-branded brokerage office, list properties and recruit agents. 6,986 offices globally, as of December 31, 2015.

Agent (or Sales Associate)	Branded independent contractors who operate out of local franchise brokerage offices. 104,826 agents globally, as of December 31, 2015.

In the early years of our expansion in the U.S. and Canada, we sold regional franchise rights to independent owners for certain Independent Regions while retaining rights to other regions. In recent years, we have pursued a strategy to reacquire regional franchise rights, such as the California, Hawaii, Florida and Carolinas regions in 2007, the Mountain States region in 2011, the Texas region in 2012 and the Central Atlantic and Southwest regions in 2013. Such acquisitions have supported our ability to grow our agent count, revenue and Adjusted EBITDA.

As a franchisor (less than 1% of the brokerages in the U.S. RE/MAX system were owned by us in 2015 and we currently own no brokerages), we maintain a low fixed-cost structure which enables us to generate high margins and helps us drive significant operating leverage through incremental revenue growth as reflected in our financial results.

We have multiple revenue streams, with the majority of our revenue derived from fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners. See “—Components of Operating Results” for a description of our revenue streams.

The majority of our revenue is derived from the U.S. and Canada. Our revenue by geography for the years ended December 31, 2015, 2014 and 2013 is illustrated in the following chart:

Revenue by Geography

Percentage of Revenue

5%
12%
83%
5%
14%
81%
6%
16%
78%
2015
2014
2013
U.S.
Canada
International

Our financial results for the years ended December 31, 2015, 2014 and 2013 were as follows:

Year Ended December 31,
	2015	2014	2013
Revenue	$176.9 million	$171.0 million	$158.9 million
Adjusted EBITDA*	$91.4 million	$83.8 million	$77.0 million
Net income	$51.4 million	$44.0 million	$28.3 million

*See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income for our consolidated results and reportable segments.

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

Through 2014, a portion of agent contributions to regional advertising funds in Company-owned and Independent Regions were remitted to a national advertising fund that centralized some national expenditures. During the third quarter of 2014, our regional franchise owners in Company-owned and Independent Regions adopted a change in marketing strategy to focus our advertising efforts in the U.S. on regional and local advertising. Beginning in January 2015, advertising expenditures shifted away from our national advertising fund to our regional advertising funds and in 2016, funds previously allocated to the national advertising fund will be managed and invested by the separate regional advertising funds. These regional advertising funds will continue to be funded by our agents through fees that our brokers collect and pay to the regional advertising funds and the amount of such fees has not changed. The advertising funds in Company-owned Regions, together with some or all of the advertising funds in Independent Regions, may contribute to national or pan-regional creative development and media purchases, to promote a consistent brand message and achieve economies of scale in the purchase of advertising. The majority of this transition has been completed as of December 31, 2015.

The regional advertising funds in Company-owned Regions are corporations owned by our Chief Executive Officer, Chairman and Co-Founder and controlling stockholder as trustee for RE/MAX agents. Their activities are directed by our Company-owned Regions.

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

Initial Public Offering

On October 7, 2013, we issued and sold 11,500,000 shares of our Class A common stock at a public offering price of $22.00 per share in our IPO and became a member and the sole manager of RMCO. We are a holding company and after completion of the IPO, we owned 39.56% of the common units in RMCO and RIHI owned the remaining 60.44% of the common units in RMCO. Our only business is to act as the sole manager of RMCO and, in that capacity, we operate and control all of the business and affairs of RMCO. As a result, on October 7, 2013, we began to consolidate the financial results of RMCO. Due to RIHI’s equity interest in RMCO, our post-IPO results reflect income attributable to the non-controlling interest for RIHI’s ownership in RMCO and our income before provision for income taxes represents RMCO’s remaining net income. Our only source of cash flow from operations is in the form of distributions from RMCO and management fees paid by RMCO pursuant to a management services agreement between us and RMCO.

We incurred additional expenses as a result of becoming a public company, including expenses related to additional staffing, directors’ and officers’ liability insurance, directors fees, external reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. We will continue to incur legal, accounting and other fees and expenses associated with being a public company. These additional expenses have and will increase our selling, operating and administrative expenses and consequently reduce our net income.

Secondary Offering

During the fourth quarter of 2015, RIHI redeemed 5,175,000 common units in RMCO in exchange for newly issued shares of Class A common stock on a one for one basis. Upon redemption, RIHI sold 5,175,000 shares of Class A common stock at a public offering price of $36.00 per share, less underwriting discounts and commissions of $1.53 per share (the “Secondary Offering”). After completion of the Secondary Offering and as of December 31, 2015, we owned 58.33% of the common units in RMCO and RIHI owned the remaining 41.67% of the common units in RMCO.

We incurred additional selling, operating and administrative expenses of $1.1 million during the year ended December 31, 2015 in connection with the Secondary Offering, including primarily legal, accounting and other professional fees, which will impact the comparability of our financial results to the prior year. We did not receive any proceeds from the Secondary Offering, but the change in economic interest in RMCO held by us and RIHI have and will impact the amount of RMCO’s net income allocated to RE/MAX Holdings and to the non-controlling interest. Increases in the amount of RMCO’s net income allocated to RE/MAX Holdings will directly impact the corporate tax obligations of RE/MAX Holdings and consequently increase the provision for income taxes.

Tax Impact of Reorganization Transactions, Initial Public Offering and Secondary Offering

Following the IPO and related reorganization transactions described above, RE/MAX Holdings became subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.

At the time of the IPO, we entered into separate tax receivable agreements (collectively, the “TRAs”) with our historical owners, RIHI and Weston Presidio that would provide for the payment by us to RIHI and Weston Presidio of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the TRAs, and deductions attributable to imputed and actual interest that accrues in respect of such payments. These tax benefit payments are not necessarily conditioned upon one or more of RIHI and Weston Presidio maintaining a continued ownership interest in either RMCO or us. We expect to benefit from the remaining 15% of cash savings, if any, that we may actually realize. The provisions of the TRAs that we entered into with RIHI and Weston Presidio are substantially identical.

During the second quarter of 2015, Weston Presidio assigned, transferred and conveyed to Oberndorf Investments LLC (“Oberndorf”) all of its rights, title and interest in and to, and all of its liabilities and obligations under, the TRA between us and Weston Presidio and we entered into a joinder to the TRA on May 29, 2015 with Western Presidio and Oberndorf. Neither the assignment and transfer nor the joinder agreement impacted our financial position, results of operations or cash flows.

As of December 31, 2015, a net deferred tax asset of $109.2 million and amounts payable under the TRAs of $100.0 million have been reflected in our audited consolidated balance sheets included elsewhere in this Annual Report on Form 10-K. On February 17, 2016, $1.3 million was paid pursuant to the TRAs.

Acquisitions

We reacquired regional franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) during 2013. The comparability of our operating results is affected by these acquisitions. See “—Acquisitions” for further details.

Dispositions

During 2015 and the first quarter of 2016, we sold certain assets and liabilities related to our 21 previously owned brokerage offices in the U.S., at which point our brokerage operations ceased, and we discontinued recognizing brokerage revenue and all related expenses. See “—Divestures” for further details.

Leadership Changes and Restructuring Activities

On December 31, 2014, Margaret Kelly, our former Chief Executive Officer and a former director, retired and pursuant to the terms of the Separation and Release of Claims Agreement, we recognized $3.3 million in expenses for severance and other related retirement benefits, including additional equity-based compensation resulting from the accelerated vesting of certain restricted stock units. Subsequent to Margaret Kelly’s retirement, we undertook a realignment of various personnel resources during 2015 and additionally, our former President retired on August 19, 2015. In conjunction with these changes, we incurred total severance and other related charges of $1.5 million during the year ended December 31, 2015, including additional equity-based compensation resulting from the accelerated vesting of certain restricted stock units. On January 7, 2016, Dave Metzger, our Co-Chief Financial Officer and former Chief Operating Officer, announced that he will leave the Company for personal reasons effective March 31, 2016. Pursuant to the terms of his separation and transition agreement, Dave Metzger will receive a lump sum payment of $0.6 million during the second quarter of 2016 and certain restricted stock units will vest upon his departure.

In addition, during the fourth quarter of 2014, our management approved a restructuring plan designed to improve our operating efficiencies, which reduced overall headcount at our corporate headquarters (the “Restructuring Plan”). In conjunction with this decision, we incurred approximately $1.3 million of additional expenses related to severance and outplacement services.

The aforementioned severance and other related charges reflected in our selling, operating and administrative expenses during the years ended December 31, 2015 and 2014 affect the comparability of our operating results to the prior years. See Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional disclosures regarding the leadership changes and restructuring activities described above, including a related rollforward of the estimated fair value liability recorded during the years ended December 31, 2015 and 2014.

Litigation

In connection with our acquisition of the net assets of HBN on October 7, 2013, several shareholders of HBN (the “Defendants”) dissented from the transaction alleging we purchased the net assets of HBN below fair value and demanded payment for their shares in excess of consideration paid. In February 2015, HBN petitioned the District Court of Denver County, Colorado (the “Court”) to determine the fair value of HBN. In December 2015, the Court rendered a decision and awarded the Defendants a total judgment of $3.3 million, including accrued interest of $0.5 million. This charge, excluding interest expense, was reflected in our selling, operating and administrative expenses during the year ended December 31, 2015 and impacts the comparability of our operating results to the prior year. See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional disclosures.

Information Technology

In order to expand our technological capabilities, we have invested in information technology projects that will improve operational efficiencies and enhance the tools and services provided to the agents and brokers in our network. We recognized $1.4 million and $0.1 million of selling, operating and administrative expenses incurred during the preliminary project and post-implementation-operation stages for purchased and developed software in our information technology infrastructure during the years ended December 31, 2015 and 2014, respectively.

Factors Affecting Our Operating Results

Various factors affected our results for the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations including the following:

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

The residential real estate industry is cyclical in nature, but has shown strong long-term growth. From the second half of 2005 through 2011, the U.S. real estate industry experienced a significant downturn, with existing home sale transactions declining by 40% from 7.1 million in 2005 to 4.3 million in 2011, according to NAR. Since then, the U.S. real estate industry has improved, with 4.7 million existing home sale transactions in 2012, 5.1 million in 2013, 4.9 million in 2014 and 5.3 million in 2015. NAR forecasts 5.3 million existing home sales in 2016.

Similarly, the median home sale price declined by 24% from 2005 to 2011, but increased by 6.4% in 2012, and another 11.5% in 2013, according to NAR. Median price increases moderated to 5.7% in 2014 and 6.8% in 2015, according to NAR. We believe we are well-positioned to benefit from an increase in our agent count as a result of the current U.S. economic recovery and the improving U.S. housing sector.

Changes in Aggregate Fee Revenue Per Agent. A significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents in the RE/MAX network, including annual dues, continuing franchise fees and certain transaction or service based fees. Our average annual revenue per agent for our Company-owned Regions in the U.S. and Canada is more than two times greater than for our Independent Regions. Our average revenue per agent in regions outside the U.S. and Canada is substantially lower than the average revenue per agent in the U.S. and Canada. We have expanded our owned regional franchising operations through acquisitions of Independent Regions in the U.S. and Canada. We reacquired the regional franchise rights for the Mountain States region in 2011, for the Texas region in 2012 and for the Southwest and Central Atlantic regions in 2013, and intend to pursue the reacquisition of regional franchise rights for other regions in the future.

In addition, other changes in our aggregate revenue per agent are derived from changes in our fee arrangements, which can take the form of fee waivers or fee deferrals, with our franchisees and agents over time. During the fourth quarter of 2014, we implemented Momentum, a comprehensive training, development and recruiting program for the broker owners in our network (the “Momentum Program”). The Momentum Program is specifically designed to educate our broker owners on how to manage their business more effectively and profitably, as well as plan for future business growth. We provide certain fee waivers in order to incentivize our broker owners to participate in the program, which in turn impacts the comparability of our results of operations. We expect to continue the Momentum Program in the future. Our revenue per agent also increases in other ways, including when transaction sides and sales volume increases. This is because a portion of our revenue comes from fees tied to the number and sales price of real estate transactions closed by the agents in our network. Due to the low fixed cost structure of our franchise model, modest increases in revenue per agent, such as the January 1, 2014 increases to the amount of annual dues billed to our U.S. and Canadian agents and the continuing franchise fees charged in our U.S. Company-owned Regions, impact the comparability of our operating results. We anticipate a $5 and $2.50 per month per agent increase in continuing franchise fees in our Company-owned Regions in the U.S. and Canada, respectively, on July 1, 2016, which will impact the comparability of our operating results. Subsequent thereto, we will evaluate the appropriateness of inflationary fee increases.

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

The following chart shows our total agent count at the end of the periods indicated:

	As of December 31,
	2015	2014	2013
Agent Count:
U.S.
Company-owned Regions (1)	37,250	35,299	33,416
Independent Regions (1)	22,668	21,806	21,075
U.S. Total	59,918	57,105	54,491
Canada
Company-owned Regions	6,553	6,261	6,084
Independent Regions	13,115	12,779	12,838
Canada Total	19,668	19,040	18,922
Outside U.S. and Canada
Company-owned Regions (2)	—	328	338
Independent Regions (2)	25,240	21,537	19,477
Outside U.S. and Canada Total	25,240	21,865	19,815
Total	104,826	98,010	93,228
Net change in agent count compared to the prior period	6,816	4,782	4,220

(1)

As of December 31, 2015, 2014 and 2013, U.S. Company-owned Regions include agents in the Southwest and Central Atlantic regions which converted from Independent Regions to Company-owned Regions in connection with the acquisitions of the business assets of HBN and Tails on October 7, 2013. As of the acquisition date, the Southwest and Central Atlantic regions had 5,918 agents.

(2)

As of December 31, 2015, Independent Regions outside of the U.S. and Canada include 530 agents in the Caribbean and Central America regions which converted from Company-owned Regions to Independent Regions in connection with the regional franchising agreements we entered into with new independent owners of the Caribbean and Central America regions on January 1, 2015.

Franchise Sales. Franchise sales consist of sales of individual office franchises from Company-owned Regions and Independent Regions in the U.S., Canada and in other global markets, as well as regional franchise sales in global markets outside of North America. Regional franchise sales includes master franchise sales, stand-alone regional franchise sales and sub-regional franchise sales. Master franchise owners can sell franchise rights for sub-regions and both franchise owners of stand-alone regional franchises and sub-regional franchises can sell franchise rights for individual offices. Franchise sales activity enables us to recruit and retain agents and increase agent count and our related recurring fixed fee revenue streams.

The following table shows the number of office franchise sales in the U.S., Canada and outside the U.S. and Canada for the periods indicated:

Office Franchise Sales

For the years ended December 31, 2013, 2014 and 2015

The following table shows the number of global sub-regional, stand-alone regional and master franchise sales for the periods indicated:

Global Sub-Regional, Stand-Alone Regional and Master Franchise Sales

For the years ended December 31, 2013, 2014 and 2015

20
18
16
14
12
10
8
6
4
2
-
18
15
17
4
10
12
14
5
5
Total
Global sub-regional franchise sales
Global stand-alone regional and master franchise sales
2013
2014
2015

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

The following table shows our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis and for our reportable segments for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except margin data)
Consolidated:
Adjusted EBITDA	$91,401	$83,805	$77,039
Adjusted EBITDA margins	51.7%	49.0%	48.5%

Real Estate Franchise Services:
Adjusted EBITDA	$89,280	$83,227	$75,490
Adjusted EBITDA margins	54.1%	52.9%	52.5%

Brokerages:
Adjusted EBITDA	$2,121	$578	$1,549
Adjusted EBITDA margins	17.7%	4.3%	10.4%

We generally experience lower Adjusted EBITDA margins in the first and fourth quarters of the fiscal year primarily due to lower home sale transactions in the residential housing market in the U.S. and Canada, which result in lower broker fee revenue recognized during these quarters. Generally, our margins in the first quarter are lower because of higher selling, operating and administrative expenses incurred in connection with our annual convention and associated with year-end compliance activities. See “Item 1A.—Risk Factors—Our operating results are subject to quarterly fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.”

Our Adjusted EBITDA margins result from the high margin Real Estate Franchise Services reportable segment, and are offset slightly by the owned real estate brokerage operations, which have much lower margins due primarily to higher fixed costs resulting from rent and personnel expenses reflected in our Brokerages reportable segment, which in turn adversely impacts our consolidated margins. As discussed elsewhere in this management’s discussion and analysis, our real estate brokerage operations ceased during January 2016, at which point we began operating in one reportable segment. We no longer incur fixed costs associated with our previously owned brokerage offices, and will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue from the 21 brokerage offices that we sold in 2015 and 2016 in our Real Estate Franchise Services reportable segment.

Components of Operating Results

Revenue

We have five revenue streams as demonstrated in the following graph for the periods indicated and as described below.

Percentage of Revenue

•

Continuing Franchise Fees*. In the U.S. and Canada, continuing franchise fees are fixed contractual fees paid monthly by regional franchise owners in Independent Regions, or franchisees in Company-owned Regions, to RE/MAX based on the number of agents in the franchise region or the franchisee’s office. For the year ended December 31, 2013, monthly continuing franchise fees were approximately $120 per agent. Beginning January 1, 2014, monthly continuing franchise fees increased by $3 per agent in our U.S. Company-owned Regions. Beginning July 1, 2016, monthly continuing franchise fees is expected to increase $5 per agent in our U.S. Company-owned Regions and $2.50 per agent in our Company-owned Region in Canada. In our Company-owned Regions, we receive the entire amount of the continuing franchise fee. In Independent Regions, we generally receive 15%, 20% or 30% of the continuing franchise fee established by the terms of the applicable contract with the Independent Region, which is a fixed rate.

•

Annual Dues*. Annual dues are the membership fees, which agents pay to be a part of the RE/MAX network and leverage the RE/MAX brand, are due on the anniversary date of the agent joining RE/MAX and are recognized ratably over the following 12-month period. Annual dues revenue may be impacted by the fact that annual dues are deferred and recognized over a 12-month period from the agent’s anniversary date as well as the related timing of agent losses and agent gains during that period. For the year ended December 31, 2013, annual dues were primarily derived by an annual flat fee of $390 paid directly to us by our U.S. and Canadian agents in their respective local currencies. Beginning January 1, 2014, annual dues increased $10 per agent for our U.S. and Canadian agents and continue to be paid directly to us. Annual dues revenue is driven by the number of agents in our network. We receive 100% of the annual dues fee, regardless of whether the agent is in a Company-owned Region or Independent Region.

•

Broker Fees*. Broker fees are assessed to the broker for real estate commissions paid by customers when an agent sells a home. Agents pay a negotiated percentage of these earned commissions to the broker in whose office they work. Broker-owners in turn pay a percentage of the commission to the regional franchisor. Generally the amount paid by broker-owners to the regional franchisor, which we refer to as the “broker fee,” is 1% of the total commission on the transaction. In our Company-owned Regions, we receive the entire amount of the broker fee. In Independent Regions, we generally receive 15%, 20% or 30% of the broker fee established by the terms of the applicable franchise agreement with the Independent Region, which is a fixed rate. The amount of commission collected by franchisees is based primarily on the number of transaction sides, the sales volume and the real estate commissions earned by RE/MAX agents on these transactions. Because there are little incremental variable costs associated with this revenue stream, increased home sales provide us with incremental upside during a real estate market recovery.

•	Franchise Sales and Other Franchise Revenue. Franchise sales and other franchise revenue is primarily comprised of:
o

Franchise Sales. Franchise sales revenue consists of revenue from sales and renewals of individual franchises from Company-owned Regions and Independent Regions, as well as sub-regional, stand-alone regional and country master franchises in global markets outside of North America. We receive only a portion of the revenue from the sales and renewals of individual franchises from Independent Regions.

o

Other Franchise Revenue. Other franchise revenue includes revenue from preferred marketing arrangements and approved supplier programs with third parties, including mortgage lenders and other real estate service providers, as well as event-based revenue from training and other programs, including our annual convention held in the U.S for the agents in our global network.

•

Brokerage Revenue. Brokerage revenue principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents. At the beginning of 2015, we owned 21 brokerage offices, solely in the U.S. that represented less than 1% of the over 3,500 real estate brokerage offices that operate under the RE/MAX brand name in the U.S. We sold certain assets and liabilities of six brokerages in April 2015, and 12 brokerages in December 2015 as discussed in “—Divestitures”. We had three owned brokerage offices as of December 31, 2015. Certain assets and liabilities related to these remaining three owned brokerage offices were sold in January 2016 and the separate franchise agreements were transferred to the purchaser as discussed in “—Divestitures”. Subsequent to January 2016, we no longer received fees established for services provided to affiliated real estate agents and discontinued the recognition of brokerage revenue.

*We base our continuing franchise fees, annual dues and broker fees outside the U.S. and Canada on generally the same structure as our U.S. and Canadian Independent Regions, but the amount we charge is lower. As a result, revenue earned by us in those regions is substantially lower than in our Independent Regions in the U.S. and Canada.

Operating Expenses

Operating expenses include selling, operating and administrative expenses, depreciation and amortization and the gains and losses on sales and disposition of assets. Set forth below is a brief discussion of some of the key operating expenses that impact our results of operations:

•

Selling, operating and administrative expenses. Selling, operating and administrative expenses primarily consists of personnel costs comprised of salaries, benefits, payroll taxes and other compensation expenses paid to our personnel, professional fee expenses, rent and related facility operations expense and other expenses, including costs incurred as a public company, such as directors’ and officers’ liability insurance, directors’ fees, transfer agent fees and other similar expenses, as well as certain marketing and production costs that are not paid by our related party advertising funds, including travel and entertainment costs, costs associated with our annual convention in the U.S. and other events.

•

Depreciation and amortization. Depreciation and amortization expense consists of our depreciation expense related to our investments in property and equipment and our amortization of long-lived assets and intangibles, which consists principally of franchise agreements, capitalized software and trademarks. Depreciation and amortization expense may increase as we continue to pursue acquisitions and invest in our information technology infrastructure.

•

Gains and losses on sale and disposition of assets. Gains and losses on sale of assets are recognized when assets are disposed of for amounts greater than or less than their carrying values. Gains and losses on sale and disposition of assets have and will increase as a result of the sale of certain assets and liabilities related to our 21 previously owned brokerage offices.

Other Expenses, Net

Other expenses, net include interest expense, interest income, foreign currency transaction gains and losses, losses on the early extinguishment of debt and equity in earnings of investees.

The most significant item included in other expenses, net is interest expense, which consists primarily of interest on borrowings under our credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto on July 31, 2013 (the “2013 Senior Secured Credit Facility”), which was amended on March 11, 2015, as discussed in “—Liquidity and Capital Resources—Financing Resources.” Our interest expense depends on the level of our outstanding indebtedness as well as the applicable interest rate with respect to outstanding indebtedness which is a variable rate in excess of a contractual interest rate floor, tied to prevailing interest rates. Additionally, fluctuations in exchange rates between the U.S. dollar and other currencies, primarily the Canadian dollar, impact our results of operations and are recorded in foreign currency transaction gains and losses. Prior to December 31, 2015, we recognized equity in earnings of investees for our 50% share of earnings in our equity-method investments, which included a residential mortgage operation located in the U.S. These equity-method investments were sold on December 31, 2015 and as a result, beginning January 1, 2016, we will no longer record equity in earnings of investees. See additional information in “—Divestitures.”

Provision for Income Taxes

Prior to the formation of RE/MAX Holdings and the admission of RE/MAX Holdings as a partner of RMCO in connection with the IPO, our business was not generally subject to direct U.S. federal income tax and certain state income tax obligations because RMCO is classified as a partnership for U.S. federal income tax purposes and thus, is treated as a “flow-through entity.” Our subsidiaries that operate in foreign jurisdictions were, and continue to be, however, taxable entities. Income taxes incurred by the subsidiaries that operate in foreign jurisdictions are recorded in the provision for income taxes. RE/MAX Holdings is organized as a corporation for tax purposes that is subject to direct U.S. federal corporate income tax and certain state corporate income tax obligations. Subsequent to the IPO, the corporate tax obligations of RE/MAX Holdings have generally arisen with respect to, and been payable in respect of, its allocable share of net income attributable to the business operations of RMCO. RE/MAX Holdings’ allocable share of net income of RMCO increases upon the issuance of shares of Class A common stock and therefore, the accompanying provision for income taxes also increases.

Acquisitions

One of our strategies is to pursue reacquisitions of regional franchise rights in Independent Regions in the U.S. and Canada. We receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions. While both Company-owned Regions and Independent Regions charge relatively similar fees to RE/MAX franchisees and agents, we receive the entire amount of the continuing franchise fee, broker fee, initial franchise fee and franchise renewal fee in Company-owned Regions, whereas we receive only a portion of these fees in Independent Regions.

Effective February 22, 2016, we acquired certain assets of RE/MAX of New York, Inc., including the regional franchise agreements permitting the sale of RE/MAX franchises in the state of New York. We used $8.5 million in cash generated from operations to fund the acquisition.

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

Divestitures

Effective January 20, 2016, we sold certain operating assets and liabilities related to three owned brokerage offices located in the U.S., of STC Northwest, LLC d/b/a RE/MAX Northwest Realtors (“RE/MAX Northwest”) and transferred separate office franchise agreements to the purchaser. We expect to recognize a minimal gain on the sale of the assets and the liabilities transferred during the first quarter of 2016.

Effective December 31, 2015, we sold certain operating assets and liabilities related to 12 owned brokerage offices located in the U.S., of Sacajawea, LLC d/b/a RE/MAX Equity Group (“RE/MAX Equity Group”) and transferred separate office franchise agreements to the purchaser. We recognized a gain on the sale of the assets and the liabilities transferred of $2.8 million during the fourth quarter of 2015. In connection with this sale, we sold our entire interest in, and transferred all of our obligations related to, our equity-method investments.

Effective April 10, 2015, we sold certain operating assets and liabilities related to six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100 (“RE/MAX 100”) and transferred separate office franchise agreements to the purchaser. We recognized a gain on the sale of the assets and the liabilities transferred of $0.6 million during the second quarter of 2015. We executed the aforementioned divestures related to our owned brokerage offices to focus our resources on continued growth and achievement of increased market share in our real estate franchising operations.

Effective December 31, 2014, we sold substantially all of the assets of our owned and operated regional franchising operations located in the Caribbean and Central America and entered into regional franchising agreements with new independent owners of those regions on January 1, 2015. We executed the aforementioned divestiture following our determination that due to the costs, logistics and differences in local markets, it was more efficient to enter into regional franchising agreements with new independent owners of these regions than operate these foreign regions from our U.S. headquarters.

Results of Operations

For comparability purposes, the following tables set forth our results of operations for the periods presented in our annual audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Year Ended December 31, 2015 vs. Year Ended December 31, 2014

Our consolidated results comprised the following:

	Year Ended December 31,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$73,750	$72,706	$1,044	1.4%
Annual dues	31,758	30,726	1,032	3.4%
Broker fees	32,334	28,685	3,649	12.7%
Franchise sales and other franchise revenue	25,468	23,440	2,028	8.7%
Brokerage revenue	13,558	15,427	(1,869)	(12.1)%
Total revenue	176,868	170,984	5,884	3.4%
Operating expenses:
Selling, operating and administrative expenses	90,986	91,847	(861)	(0.9)%
Depreciation and amortization	15,124	15,316	(192)	(1.3)%
Gain on sale or disposition of assets, net	(3,397)	(14)	(3,383)	*
Total operating expenses	102,713	107,149	(4,436)	(4.1)%
Operating income	74,155	63,835	10,320	16.2%
Other expenses, net:
Interest expense	(10,413)	(9,295)	(1,118)	12.0%
Interest income	178	313	(135)	(43.1)%
Foreign currency transaction losses	(1,661)	(1,348)	(313)	23.2%
Loss on early extinguishment of debt	(94)	(178)	84	(47.2)%
Equity in earnings of investees	1,215	600	615	102.5%
Total other expenses, net	(10,775)	(9,908)	(867)	8.8%
Income before provision for income taxes	63,380	53,927	9,453	17.5%
Provision for income taxes	(12,030)	(9,948)	(2,082)	20.9%
Net income	51,350	43,979	7,371	16.8%
Less: net income attributable to non-controlling interest	34,695	30,543	4,152	13.6%
Net income attributable to RE/MAX Holdings, Inc.	$16,655	$13,436	$3,219	24.0%

Adjusted EBITDA (1)	$91,401	$83,805	$7,596	9.1%

(1)

See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income for our consolidated results and reportable segments.

*        Calculation is not meaningful.

Total Revenue

A summary of the components of our revenue for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$73,750	$72,706	$1,044	1.4%
Annual dues	31,758	30,726	1,032	3.4%
Broker fees	32,334	28,685	3,649	12.7%
Franchise sales and other franchise revenue	25,468	23,440	2,028	8.7%
Brokerage revenue	13,558	15,427	(1,869)	(12.1)%
Total revenue	$176,868	$170,984	$5,884	3.4%

Continuing Franchise Fees

Revenue from continuing franchise fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased as a result of the following:

•

an increase of $4.0 million due to agent count growth, of which $3.6 million was related to our Company-owned and Independent Regions in the U.S. and Canada, with the remainder attributable to operations located outside the U.S. and Canada; and

•

an increase of $0.3 million from six previously owned brokerage offices that we sold in April 2015 and for which the corresponding continuing franchise fees were previously eliminated in consolidation and the related brokerage revenue was reflected in our Brokerages reportable segment.

The aforementioned increases were offset by a decrease of $0.9 million partly due to certain changes in our aggregate fee revenue per agent associated with the Momentum Program and a decrease of $0.2 million due to the divestiture of our Caribbean and Central America regions on December 31, 2014. The strengthening of the U.S. dollar compared to the Canadian dollar and the Euro also negatively impacted revenue from continuing franchise fees by approximately $1.8 million and $0.4 million, respectively.

Annual Dues

Revenue from annual dues, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased $2.2 million from the overall increase in total agent count of 6,816 from December 31, 2014 to December 31, 2015, of which 3,441 agents were located in the U.S. and Canada. The aforementioned increase was partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar, which adversely impacted annual dues revenue by approximately $1.2 million.

Broker Fees

Revenue from broker fees, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased as a result of an increase of $4.6 million in Company-owned and Independent Regions in the U.S. and Canada due primarily to increased agent count and home sale transaction activity. The aforementioned increase in broker fee revenue was partially offset by a decrease of $0.5 million due to the strengthening of the U.S. dollar compared to the Canadian dollar and a decrease of $0.3 million due to the divestiture of our Caribbean and Central America regions on December 31, 2014.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased primarily due to an increase in registration and other related income of $1.3 million, of which $0.6 million is due to increased registration fees charged to attendees at our annual convention held in March and $0.4 million is driven by the Momentum Program. Additionally, revenue from franchise sales increased $0.7 million due primarily to an increase in the total number of office sales in our Company-owned and Independent Regions in the U.S.

Brokerage Revenue

Brokerage revenue principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents and is entirely attributable to our Brokerages reportable segment. Brokerage revenue decreased $2.8 million due to a reduction in the number of owned brokerage offices as a result of the sale of RE/MAX 100 in April 2015, which was partially offset by an increase in brokerage revenue of $0.9 million primarily due to an increase in management fee revenue recognized by our remaining owned brokerages.

Operating Expenses

A summary of the components of our operating expenses for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$90,986	$91,847	$(861)	(0.9)%
Depreciation and amortization	15,124	15,316	(192)	(1.3)%
Gain on sale or disposition of assets, net	(3,397)	(14)	(3,383)	*
Total operating expenses	$102,713	$107,149	$(4,436)	(4.1)%
Percent of revenue	58.1%	62.7%

*     Calculation is not meaningful.

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$43,742	$47,040	$(3,298)	(7.0)%
Professional fees	9,361	8,210	1,151	14.0%
Rent and related facility operations	11,963	12,522	(559)	(4.5)%
Other	25,920	24,075	1,845	7.7%
Total selling, operating and administrative expenses	$90,986	$91,847	$(861)	(0.9)%
Percent of revenue	51.4%	53.7%

Selling, operating and administrative expenses decreased as follows:

•	Personnel costs decreased $2.4 million in our Real Estate Franchise Services reportable segment primarily as a result of:
o

a decrease in personnel costs of $4.3 million due primarily to a reduction in overall headcount at our corporate headquarters as a result of the Restructuring Plan implemented during the fourth quarter of 2014 and the retirement of our former Chief Executive Officer on December 31, 2014; and

o

a decrease in severance and other related expenses of $3.2 million driven by the $3.3 million charge incurred for the aforementioned retirement of our former Chief Executive Officer and the $1.3 million charge associated with the Restructuring Plan in 2014, offset by $1.5 million of severance and other related expenses incurred during 2015; partially offset by

o	an increase in general personnel costs and salaries of $4.4 million primarily due to employee incentives and other merit-based compensation; and
o

an increase in equity-based compensation of $0.9 million, excluding severance activity, due to shares granted pursuant to our equity-based compensation plans and restricted stock units granted to certain employees and directors in March 2015.

Personnel costs included in our Brokerages reportable segment decreased $0.9 million primarily due to the sale of RE/MAX 100 in April 2015.

•

Professional fees increased by $1.1 million due to costs incurred during the preliminary project and post-implementation-operation stages for purchased and developed software in our information technology infrastructure and by $0.8 million as a result of expenses incurred in connection with the Secondary Offering. The aforementioned increases were partially offset by an overall reduction in general consulting fees of $0.4 million and a reduction in legal expenses of $0.3 million for the partial reimbursement of legal fees pursuant to the terms of an insurance reimbursement agreement executed during the second quarter of 2015 related to the litigation concerning our acquisition of the net assets of HBN.  Refer to “—Litigation” for further details on this matter. The majority of our professional fees and the aforementioned fluctuations relate primarily to our Real Estate Franchise Services reportable segment.

•

Rent and related facility operations expense decreased primarily due to a decrease of $0.9 million as a result of the sale of RE/MAX 100 in April 2015, which is entirely attributable to our Brokerages reportable segment.

•

Other selling, operating and administrative expenses increased primarily due to the $2.7 million charge incurred in connection with a litigation judgment related to our acquisition of the net assets of HBN. Refer to “—Litigation” for further details on this matter. The aforementioned increase was offset by a reduction in costs incurred of $0.5 million due to publishing certain marketing materials to our franchise network in digital form beginning in the fourth quarter of 2014 and a decrease of $0.4 million as a result of the discontinuation of certain regional events in 2015. The majority of our other selling, operating and administrative expenses and the aforementioned fluctuations primarily relate to our Real Estate Franchise Services reportable segment.

Depreciation and Amortization

The majority of our depreciation and amortization expense is attributable to our Real Estate Franchise Services reportable segment and decreased primarily due to a decrease in amortization expense of $0.1 million related to software that became fully amortized.

Gain on Sale or Disposition of Assets, Net

The increase in the gain on sale or disposition of assets, net is due to the gain of $2.8 million and $0.6 million recognized for the dispositions of RE/MAX Equity Group and RE/MAX 100, respectively, during the year ended December 31, 2015, which is entirely attributable to our Brokerages reportable segment.

Other Expenses, Net

A summary of the components of our other expenses, net for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(10,413)	$(9,295)	$(1,118)	12.0%
Interest income	178	313	(135)	(43.1)%
Foreign currency transaction losses	(1,661)	(1,348)	(313)	23.2%
Loss on early extinguishment of debt	(94)	(178)	84	(47.2)%
Equity in earnings of investees	1,215	600	615	102.5%
Total other expenses, net	$(10,775)	$(9,908)	$(867)	8.8%
Percent of revenue	(6.1)%	(5.8)%

Other expenses, net increased due to an increase in interest expense as a result of $0.5 million associated with an amendment to our 2013 Senior Secured Credit Facility on March 11, 2015 (see “—Liquidity and Capital Resources—Financing Resources”) and $0.5 million for interest accrued for the litigation judgment concerning our acquisition of the net assets of HBN. Foreign currency transaction losses also contributed to the increase in other expenses, net due primarily to the strengthening of the U.S. dollar against the Canadian dollar and an increase in cash held in Canadian dollars prior to the repatriation of $23.9 million in Canadian dollars, or $19.2 million in U.S. dollars, in February 2015. The aforementioned increases to other expenses, net were partially offset by an increase in income recognized from our investment in a mortgage brokerage company primarily as a result of increased mortgage refinancing activity and is the only material component of other expenses, net attributable to our Brokerages reportable segment.

Provision for Income Taxes

The provision for income taxes increased primarily due to an increase in the income before provision for income taxes during the year ended December 31, 2015 as our effective income tax rate remained relatively consistent at 19.0% and 18.4% during the years ended December 31, 2015 and 2014, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interest are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state income tax rates.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, increased primarily due to the increase in RMCO’s net income of $9.6 million during the year ended December 31, 2015. For the years ended December 31, 2015 and 2014, the non-controlling unitholders had a weighted average economic interest in RMCO of 57.67% and 60.43%, respectively.

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margins for our consolidated results were $91.4 million and 51.7% for the year ended December 31, 2015, respectively, an increase of $7.6 million from the prior year period. On a consolidated basis, the strengthening of the U.S. dollar compared to global currencies, primarily the Canadian dollar, negatively impacted our Adjusted EBITDA and Adjusted EBITDA margins by $5.3 million and 1.8%, respectively. The sale of RE/MAX 100 in April 2015 positively impacted our Adjusted EBITDA margins on a consolidated basis by 0.3%.

Adjusted EBITDA and Adjusted EBITDA margins for our Real Estate Franchise Services reportable segment were $89.3 million and 54.1% for the year ended December 31, 2015, respectively, an increase of $6.1 million from the prior year period. The increase in Adjusted EBITDA in our Real Estate Franchise Services reportable segment was principally the result of an increase in total revenue of $7.5 million due primarily to agent count growth, an increase in other franchise revenue recognized from our annual convention and an increase in office franchise sales. Adjusted EBITDA was adversely impacted by an increase of $0.3 million in foreign currency transaction losses and an increase of $1.1 million in selling, operating and administrative expenses, adjusted for the impact of losses and gains on sublease activity, non-cash straight-line rent expense, public offering related expenses, severance related expenses and acquisition related expenses.

Adjusted EBITDA and Adjusted EBITDA margins for our Brokerages reportable segment were $2.1 million and 17.7% for the year ended December 31, 2015, respectively, an increase of $1.5 million from the prior year period. The increase in Adjusted EBITDA in our Brokerages reportable segment was primarily a result of an increase in revenue, excluding disposition activity, of $1.1 million driven by increased management fee revenue recognized by our owned brokerages, and an increase in equity in earnings of investees of $0.6 million. The aforementioned increases were partially offset by an overall reduction to Adjusted EBITDA of $0.2 million primarily from the sale of RE/MAX 100 in April 2015.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

	Year Ended December 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$72,706	$64,465	$8,241	12.8%
Annual dues	30,726	29,524	1,202	4.1%
Broker fees	28,685	24,811	3,874	15.6%
Franchise sales and other franchise revenue	23,440	23,574	(134)	(0.6)%
Brokerage revenue	15,427	16,488	(1,061)	(6.4)%
Total revenue	170,984	158,862	12,122	7.6%
Operating expenses:
Selling, operating and administrative expenses	91,847	96,243	(4,396)	(4.6)%
Depreciation and amortization	15,316	15,166	150	1.0%
(Gain) loss on sale or disposition of assets, net	(14)	373	(387)	(103.8)%
Total operating expenses	107,149	111,782	(4,633)	(4.1)%
Operating income	63,835	47,080	16,755	35.6%
Other expenses, net:
Interest expense	(9,295)	(14,647)	5,352	(36.5)%
Interest income	313	321	(8)	(2.5)%
Foreign currency transaction losses	(1,348)	(764)	(584)	76.4%
Loss on early extinguishment of debt	(178)	(1,798)	1,620	(90.1)%
Equity in earnings of investees	600	904	(304)	(33.6)%
Total other expenses, net	(9,908)	(15,984)	6,076	(38.0)%
Income before provision for income taxes	53,927	31,096	22,831	73.4%
Provision for income taxes	(9,948)	(2,844)	(7,104)	249.8%
Net income	43,979	28,252	15,727	55.7%
Less: net income attributable to non-controlling interest	30,543	26,746	3,797	14.2%
Net income attributable to RE/MAX Holdings, Inc.	$13,436	$1,506	$11,930	792.2%

Adjusted EBITDA (1)	$83,805	$77,039	$6,766	8.8%

(1)

See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income for our consolidated results and reportable segments.

Total Revenue

A summary of the components of our revenue for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$72,706	$64,465	$8,241	12.8%
Annual dues	30,726	29,524	1,202	4.1%
Broker fees	28,685	24,811	3,874	15.6%
Franchise sales and other franchise revenue	23,440	23,574	(134)	(0.6)%
Brokerage revenue	15,427	16,488	(1,061)	(6.4)%
Total revenue	$170,984	$158,862	$12,122	7.6%

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

The aforementioned increases were partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar, which negatively impacted revenue by approximately $0.9 million.

Annual Dues

Revenue from annual dues, which is primarily attributable to our Real Estate Franchise Services reportable segment, increased primarily due to additional annual dues revenue of $1.1 million from the overall increase in total agent count of 4,782 from December 31, 2013 to December 31, 2014 and $0.4 million as a result of the January 1, 2014 increase in annual dues membership fees of $10 per agent for our U.S. and Canadian agents billed in their respective local currencies. The aforementioned increases were partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar, which adversely impacted annual dues revenue by approximately $0.4 million.

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

The aforementioned increases in broker fee revenue were partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar, which adversely impacted broker fee revenue by approximately $0.3 million.

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

Operating Expenses

A summary of the components of our operating expenses for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$91,847	$96,243	$(4,396)	(4.6)%
Depreciation and amortization	15,316	15,166	150	1.0%
(Gain) loss on sale or disposition of assets, net	(14)	373	(387)	(103.8)%
Total operating expenses	$107,149	$111,782	$(4,633)	(4.1)%
Percent of revenue	62.7%	70.4%

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$47,040	$45,648	$1,392	3.0%
Professional fees	8,210	11,927	(3,717)	(31.2)%
Rent and related facility operations	12,522	14,533	(2,011)	(13.8)%
Other	24,075	24,135	(60)	(0.2)%
Total selling, operating and administrative expenses	$91,847	$96,243	$(4,396)	(4.6)%
Percent of revenue	53.7%	60.6%

Selling, operating and administrative expenses decreased as follows:

•	The increase in personnel costs of $1.4 million in our Real Estate Franchise Services reportable segment is primarily a result of the following:
o

severance and other related expenses of $3.3 million incurred in connection with the retirement of our former Chief Executive Officer on December 31, 2014, including $1.0 million of additional equity-based compensation expense recognized for the accelerated vesting of certain restricted stock units;

o	severance and outplacement services expenses of $1.3 million associated with the Restructuring Plan designed to improve operating efficiencies of at our corporate headquarters;

o	additional personnel costs of $1.5 million associated with the acquisitions of HBN and Tails; and
o

an increase in general personnel costs and salaries of $1.4 million driven primarily by increased employee benefit costs and additional personnel hired to support our operations as a public company; partially offset by

o	a decrease in executive compensation of $2.3 million due to the discontinuance of salaries paid to David and Gail Liniger subsequent to the closing of the IPO;
o	a decrease in equity-based compensation expense, excluding severance activity, of $2.0 million primarily due to equity awards granted in 2013 in connection with the IPO; and
o	decreased personnel costs of $1.9 million due to a reduction in other employee incentives.

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

Other Expenses, Net

A summary of the components of our other expenses, net for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,		Change
	2014	2013	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(9,295)	$(14,647)	$5,352	(36.5)%
Interest income	313	321	(8)	(2.5)%
Foreign currency transaction losses	(1,348)	(764)	(584)	76.4%
Loss on early extinguishment of debt	(178)	(1,798)	1,620	(90.1)%
Equity in earnings of investees	600	904	(304)	(33.6)%
Total other expenses, net	$(9,908)	$(15,984)	$6,076	(38.0)%
Percent of revenue	(5.8)%	(10.1)%

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

Provision for Income Taxes

The provision for income taxes increased primarily due to U.S. federal and state income tax obligations on our allocable portion of the net income of RMCO subsequent to the IPO. Our effective income tax rate is dependent on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interest is not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity.”

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, increased primarily due to the increase in RMCO’s net income of $21.5 million during the year ended December 31, 2014. For the year ended December 31, 2014 and 2013, the non-controlling unitholders had a weighted average economic interest in RMCO of 60.43% and 60.44%, respectively.

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

Adjusted EBITDA and Adjusted EBITDA margins for our Real Estate Franchise Services reportable segment were $83.2 million and 52.9% for the year ended December 31, 2014, an increase of $7.7 million from the prior year. The increase in Adjusted EBITDA in our Real Estate Franchise Services reportable segment was principally the result of an Adjusted EBITDA contribution of $6.2 million arising from the acquisitions of HBN and Tails and an increase in total revenue, excluding acquisition activity, of $5.8 million due primarily to agent growth and increases in continuing franchise fees and annual dues. Acquisition activity and revenue growth were partially offset by an increase of $3.8 million in selling, operating and administrative expenses, adjusted for certain items such as equity-based compensation expense incurred prior to and in connection with the IPO, severance related expenses, executive compensation costs and public offering related expenses incurred during the year ended December 31, 2013. Adjusted EBITDA was also adversely impacted by $0.6 million related to foreign currency transaction losses.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, equity-based compensation incurred in connection with grants of RMCO common units prior to the IPO and fully vested restricted stock units granted in conjunction with the IPO, non-cash straight-line rent expense, salaries paid to David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder, that we discontinued upon completing the IPO, professional fees and certain expenses incurred in connection with the IPO and subsequent secondary offerings, acquisition related expenses and severance related expenses. During the third quarter of 2014, we revised our definition of Adjusted EBITDA to eliminate the adjustment of equity-based compensation expense incurred for equity awards granted since the IPO, and Adjusted EBITDA in prior periods was revised to reflect this change for consistency of presentation.  During the fourth quarter of 2014, we revised our definition of Adjusted EBITDA to include an adjustment for severance related charges incurred during or after such quarter.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider Adjusted EBITDA either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	this measure does not reflect changes in, or cash requirements for, our working capital needs;
•	this measure does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	this measure does not reflect our income tax expense or the cash requirements to pay our taxes;
•	this measure does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•	this measure does not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
•	this measure does not reflect the cash requirements to pay RIHI and Oberndorf pursuant to the TRAs;
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

A reconciliation of Adjusted EBITDA to net income for our consolidated results and reportable segments for the periods presented is set forth in the following table:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated:
Net income	$51,350	$43,979	$28,252
Depreciation and amortization	15,124	15,316	15,166
Interest expense	10,413	9,295	14,647
Interest income	(178)	(313)	(321)
Provision for income taxes	12,030	9,948	2,844
EBITDA	88,739	78,225	60,588
(Gain) loss on sale or disposition of assets and sublease (1)	(3,650)	(340)	971
Loss on early extinguishment of debt (2)	94	178	1,798
Non-cash straight-line rent expense (3)	889	812	1,183
Equity-based compensation expense incurred prior to or in conjunction with the IPO (4)	—	—	2,748
Chairman executive compensation (5)	—	—	2,261
Public offering related expenses (6)	1,097	—	6,995
Severance related expenses (7)	1,482	4,617	—
Acquisition related expenses (8)	2,750	313	495
Adjusted EBITDA	$91,401	$83,805	$77,039

Real Estate Franchise Services:
Net income	$47,044	$43,664	$26,792
Depreciation and amortization	14,827	15,032	14,791
Interest expense	10,371	9,266	14,641
Interest income	(178)	(313)	(321)
Provision for income taxes	11,181	9,894	2,882
EBITDA	83,245	77,543	58,785
(Gain) loss on sale or disposition of assets and sublease (1)	(342)	(469)	1,110
Loss on early extinguishment of debt (2)	94	178	1,798
Non-cash straight-line rent expense (3)	954	1,045	1,298
Equity-based compensation expense incurred prior to or in conjunction with the IPO (4)	—	—	2,748
Chairman executive compensation (5)	—	—	2,261
Public offering related expenses (6)	1,097	—	6,995
Severance related expenses (7)	1,482	4,617	—
Acquisition related expenses (8)	2,750	313	495
Adjusted EBITDA	$89,280	$83,227	$75,490

Brokerages:
Net income	$4,306	$315	$1,460
Depreciation and amortization	297	284	375
Interest expense	42	29	6
Interest income	—	—	—
Provision (benefit) for income taxes	849	54	(38)
EBITDA	5,494	682	1,803
(Gain) loss on sale or disposition of assets and sublease (1)	(3,308)	129	(139)
Non-cash straight-line rent expense (3)	(65)	(233)	(115)
Adjusted EBITDA	$2,121	$578	$1,549

(1)	Represents (gains) losses on the sale or disposition of assets as well as the (gains) losses on the sublease of a portion of our corporate headquarters office building.
(2)

Represents losses incurred on early extinguishment of debt on our 2013 Senior Secured Credit Facility and our previous senior secured credit facility for each period presented as well as losses incurred related to the entire repayment of our previous senior secured credit facility during the year ended December 31, 2013.

(3)	Represents the non-cash charge to appropriately record rent expense on a straight-line basis over the term of the lease agreement taking into consideration escalation in monthly cash payments.
(4)

Equity-based compensation expense includes non-cash compensation expense recorded related to restricted stock units granted in connection with the IPO pursuant to RE/MAX Holdings’ 2013 Omnibus Incentive Plan during the year ended December 31, 2013 as well as non-cash compensation expense recorded related to Class B Common Unit options granted to certain employees pursuant to RMCO’s 2011 Unit Option Plan during the year ended December 31, 2013. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(5)

Represents the salaries we paid to David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder. Such salaries have not been paid subsequent to the IPO, and will not be paid in future periods.

(6)	Represents costs incurred in connection with the IPO and the Secondary Offering.
(7)

Represents severance expenses for expenses of $1.3 million incurred during the year ended December 31, 2014 for severance and outplacement services provided to our former employees in connection with the Restructuring Plan implemented at our corporate headquarters. Severance related expenses also includes $3.3 million recognized for the retirement of our former Chief Executive Officer on December 31, 2014, which includes $1.8 million of expenses related to continued salary, benefits and related payroll costs to be paid over a 36-month period beginning in the fourth quarter of 2015, $1.0 million of additional equity-based compensation expense for the accelerated vesting of certain restricted stock units and $0.5 million of expenses related to a salary payment made on December 31, 2014. Subsequent thereto, severance related expenses were recognized during the year ended December 31, 2015 for organizational changes implemented during 2015, including the retirement of our former President on August 19, 2015. See Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(8)

Represents fees incurred in connection with our acquisitions of certain assets of HBN and Tails in October 2013. Costs include legal, accounting and advisory fees as well as consulting fees for integration services. Acquisition related expenses also include a charge of $2.7 million resulting from a judgment granted to the Defendants by the Court in the litigation concerning the net assets of HBN during the year ended December 31, 2015.

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

We experienced an increase in the number of our agents during the year ended December 31, 2015; however, we cannot be certain agent growth will continue. Moreover, if the real estate market or the economy as a whole deteriorates, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.

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

Sources and Uses of Cash

Years Ended December 31, 2015 and 2014

As of December 31, 2015 and 2014, we had cash and cash equivalents of $110.2 million and $107.2 million, respectively, of which approximately $7.0 million and $23.0 million were denominated in foreign currencies, respectively. The reduction in cash and cash equivalents held by our foreign entities was the result of a repatriation of $37.3 million in Canadian dollars, or $29.6 million in U.S. dollars, during 2015. Of these amounts, $23.9 million in Canadian dollars, or $19.2 million in U.S. dollars, was repatriated in February 2015. We expect to repatriate cash generated by certain of our Canadian operations on a regular basis prospectively. The following table summarizes our cash flows for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$74,588	$63,709	$10,879
Investing activities	1,664	(2,043)	3,707
Financing activities	(72,416)	(42,677)	(29,739)
Effect of exchange rate changes on cash	(823)	(165)	(658)
Net change in cash and cash equivalents	$3,013	$18,824	$(15,811)

Operating Activities

The increase in cash provided by operating activities was primarily attributable to an increase in cash provided by revenue activities of $5.6 million primarily as a result of an increase in agent count and office franchise sales in addition to augmented registration fees charged to participants who attended our 2015 annual convention. Cash provided by operating activities also increased due to a decrease in cash used in selling, operating and administrative activities of $2.4 million, a decrease in cash paid for income taxes of $2.7 million due to the timing of our U.S. federal tax payments and an increase of $0.6 million in distributions received from our investment in a mortgage brokerage company, which is entirely attributable to our Brokerages reportable segment. Cash provided by operating activities was negatively impacted by additional cash paid for interest of $0.4 million primarily related to fees paid in connection with amending our 2013 Senior Secured Credit Facility on March 11, 2015.

Investing Activities

Cash provided by investing activities increased primarily as a result of the dispositions of RE/MAX Equity Group and RE/MAX 100 in 2015, which is entirely attributable to our Brokerages reportable segment, partially offset by an increase in the purchases of property, equipment and software for investments in our information technology infrastructure.

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

•

an increase in dividends paid to Class A common stockholders of $3.2 million and a corresponding increase in distributions paid to our non-controlling unitholders of $4.4 million due to our Board of Directors doubling the quarterly dividends declared in 2015 to $0.125 per share on all outstanding shares of Class A common stock; and

•	an increase of $0.6 million for costs incurred in connection with amending our 2013 Senior Secured Credit Facility; partially offset by
•

a reduction in tax and other distributions of $10.4 million paid to our non-controlling unitholders pursuant to the terms of the Fourth Amended and Restated RMCO Limited Liability Company Agreement (the “New RMCO, LLC Agreement”);

•

a reduction in required payments of debt pursuant to the terms of our 2013 Senior Secured Credit Facility as a result of a $7.3 million mandatory excess cash flow prepayment made in March 2015 compared to a similar prepayment of $14.6 million made in April 2014;

•

an increase in cash provided by financing activities due to the excess tax benefit of $2.0 million realized during the year ended December 31, 2015 upon the exercise of stock options and the delivery of vested restricted stock units, and an increase in cash received of $1.8 million from the exercise of stock options; and

•	a decrease in withholding tax payments of $1.5 million paid to satisfy statutory tax requirements of certain employees upon delivery of vested restricted stock units.

Years Ended December 31, 2014 and 2013

As of December 31, 2014 and 2013, we had cash and cash equivalents of $107.2 million and $88.4 million, respectively, of which approximately $23.0 million and $16.6 million were denominated in foreign currencies, respectively. The following table summarizes our cash flows for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$63,709	$50,069	$13,640
Investing activities	(2,043)	(28,627)	26,584
Financing activities	(42,677)	(1,551)	(41,126)
Effect of exchange rate changes on cash	(165)	(17)	(148)
Net change in cash and cash equivalents	$18,824	$19,874	$(1,050)

Operating Activities

The increase in cash provided by operating activities was primarily attributable to an increase in cash provided by revenue activities of $10.8 million as a result of the acquisitions of HBN and Tails, increased agent count and fee increases as well as less cash paid for interest of $4.9 million resulting from a reduction in interest rates on our 2013 Senior Secured Credit Facility compared to our previous senior secured credit facility. Cash provided by operating activities also increased due to a decrease in cash used in selling, operating and administrative activities of $4.4 million primarily as a result of costs incurred in connection with the IPO in 2013, partially offset by increased public company costs and $1.4 million of severance and other related costs associated with the retirement of our former Chief Executive Officer and the Restructuring Plan that were paid in 2014. Cash provided by operating activities was negatively impacted by additional cash paid for income taxes of $4.9 million primarily related to U.S. federal and state income tax obligations on our allocable portion of the net income of RMCO subsequent to the IPO, cash paid to RIHI and Weston Presidio of $1.0 million pursuant to the TRAs and a decrease in distributions received from our equity method investee of $0.6 million.

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

The aforementioned increases in cash used in financing activities were partially offset by a reduction in tax and other cash distributions of $5.4 million paid to RMCO’s non-controlling unitholders pursuant to the terms of the New RMCO, LLC Agreement, which were also required in the comparable prior year period but calculated differently pursuant to the Old RMCO, LLC Agreement, and a decrease of $1.3 million in costs incurred in connection with executing the 2013 Senior Secured Credit Facility. Cash used in financing activities also decreased due to the excess tax benefit of $0.7 million realized in 2014 upon the delivery of vested restricted stock units and exercise of stock options and as a result of cash received of $0.5 million for the exercise of stock options, both of which did not occur in the prior year.

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

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both London Interbank Offered Rate (“LIBOR”) and alternative base rate (“ABR”) loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts RE/MAX, LLC may distribute to RMCO to enable RMCO to increase the dividends declared and paid to its unitholders. In connection with this amendment, RE/MAX, LLC incurred costs of $1.1 million, of which $0.6 million was recorded as an unamortized debt discount and are being amortized over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $0.5 million was expensed as incurred.

Term loans are repaid in quarterly installments of $0.5 million, with the balance of the term loan due at maturity. The quarterly installments will be reduced pro-rata by the amount of any excess cash flow principal prepayments made annually in accordance with the 2013 Senior Secured Credit Facility. The maturity date of all of the term loans under the 2013 Senior Secured Credit Facility is July 31, 2020. Term loans may be optionally prepaid by RE/MAX, LLC at any time. All amounts outstanding under the revolving line of credit must be repaid on July 31, 2018.

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

The 2013 Senior Secured Credit Facility is guaranteed by RMCO and RE/MAX of Western Canada (1998), LLC, a wholly owned subsidiary of RE/MAX, LLC, and is secured by a lien on substantially all of the assets of RMCO, RE/MAX, LLC and each guarantor.

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) adjusted LIBOR, provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3.25% or (b) ABR, provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate plus 1%, plus a maximum applicable margin of 2.25%. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

The 2013 Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations and liquidations. With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $10.0 million or more constitutes an event of default under the 2013 Senior Secured Credit Facility.

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

As of December 31, 2015, we had $201.9 million of term loans outstanding, net of an unamortized discount, and no revolving loans outstanding under our 2013 Senior Secured Credit Facility.

Cash Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities and access to our revolving line of credit available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $3.5 million, $2.0 million and $1.1 million in 2015, 2014 and 2013, respectively. Amounts paid for purchases of property and equipment related to spending on purchased and developed software related to investments in our information technology infrastructure and leasehold improvements. In order to expand our technological capabilities, we have invested in two information technology projects that will improve operational efficiencies and enhance the tools and services provided to the agents and brokers in our network. We spent $2.2 million in 2015 on purchased and developed software for these investments in our information technology infrastructure and as of December 31, 2015, we anticipate spending between $1.0 million and $2.0 million in 2016 on such investments.

Acquisition of Businesses

On October 7, 2013, we acquired the regional RE/MAX franchise rights in the Southwest and Central Atlantic regions of the U.S. through the acquisitions of the business assets of HBN and Tails for $27.3 million in aggregate.

Dividends

Our Board of Directors declared quarterly cash dividends of $0.125 and $0.0625 per share on all outstanding shares of Class A common stock every quarter in 2015 and 2014, respectively, as disclosed in Note 4 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, our Board of Directors declared a special cash dividend of $1.50 per share on all outstanding shares of Class A common stock during the first quarter of 2015. On February 24, 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share on all outstanding shares of Class A common stock, which is payable on March 23, 2016 to stockholders of record at the close of business on March 9, 2016. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors. We intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the New RMCO, LLC Agreement, RMCO is generally required to distribute cash on a pro-rata basis to its members to the extent necessary to cover each member’s estimated tax liabilities, if any, with respect to their allocable share of RMCO earnings, but only to the extent that any other discretionary distributions from RMCO for the relevant period were otherwise insufficient to enable each member to cover its estimated tax liabilities. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on tax distributions made by RMCO.

Other Discretionary Distributions

Discretionary cash distributions may also be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the New RMCO, LLC Agreement. We expect that future cash distributions will be made to non-controlling unitholders pro-rata on a quarterly basis equal to the anticipated dividend payments to the stockholders of our Class A common stock, including the dividends declared on February 24, 2016, or otherwise on a discretionary basis as we determine to be necessary or appropriate. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on other distributions made by RMCO.

Future Cash Needs

Our primary financing need has been to fund our growth. Our growth strategy includes recruiting and retaining experienced agents and selling franchises. We may also pursue reacquisitions of regional franchise rights in Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets or customers, or otherwise complement our existing operations. We intend to fund such growth over the next 12 months with cash on-hand, funds generated from operations and borrowings under our 2013 Senior Secured Credit Facility. We believe these funds will be adequate to fund future growth.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Long-term debt (including current portion) (1) (2)	$202,635	$14,805	$4,156	$183,674	$—
Interest payments on debt facilities (3)	39,155	8,722	17,127	13,306	—
Lease obligations (4)	106,320	7,124	14,681	16,472	68,043
Payments pursuant to tax receivable agreements (5)	100,035	8,478	12,164	12,557	66,836
Severance payments (6)	2,535	1,597	938	—	—
HBN litigation settlement payment (7)	3,251	3,251	—	—	—
	$453,931	$43,977	$49,066	$226,009	$134,879

(1)

We are required to make quarterly principal payments on our 2013 Senior Secured Credit Facility of $0.5 million through July 2020, which will be reduced pro-rata by the amount of any excess cash flow principal prepayments made on an annual basis. For purposes of this table, we have reduced the quarterly principal payment pro-rata by the 2015 estimated excess cash flow principal prepayment. We have also reflected full payment of long-term debt at maturity of our 2013 Senior Secured Credit Facility in July 2020. The total amount excludes the unamortized discount.

(2)

Final payment amount in July 2020 of $180.6 million will be reduced by any excess cash flow principal prepayments and optional prepayments made subsequent to 2015. For purposes of this table, we have included the 2015 estimated excess cash flow prepayment of approximately $12.7 million. We did not include the excess cash flow prepayment for 2016 and thereafter as these amounts are conditioned on achieving future financial figures that are not determinable at this time.

(3)

The interest payments in the above table are determined assuming that principal payments on debt are made on their applicable maturity dates. The variable interest rate on the 2013 Senior Secured Credit Facility is assumed at the interest rate amended on March 11, 2015 of 4.25%, which is subject to the LIBOR floor of 1%, plus a maximum applicable margin of 3.25%. Our current interest rate will only increase if LIBOR rates rise above the 1% floor or if we amend the 2013 Senior Secured Credit Facility.

(4)

We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $3.5 million in the aggregate, are included in the table above. We have excluded future rental payments under leases associated with our 18 previously owned brokerage offices, which were sold during 2015 and the related operating leases were assigned to the respective purchasers. For purposes of this table, we have reflected the future rental payments of $2.7 million under leases associated with our three previously owned brokerages, which were not sold until January 2016.

(5)

As described elsewhere in this Annual Report on Form 10-K, we entered into separate TRAs with RIHI and Oberndorf, that will provide for the payment by us to RIHI and Oberndorf of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the TRAs, and deductions attributable to imputed and actual interest that accrues in respect of such payments.

(6)

As described in Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as a result of the retirement of our former Chief Executive Officer on December 31, 2014, we are required to pay the aggregate amount of $1.8 million in the form of salary continuation over a 36-month period, beginning in October 2015 pursuant to the terms of her separation agreement. In addition, as a result of the retirement of our former President, we are required to pay the aggregate amount of $0.5 million in the form of salary continuation over a 24-month period, beginning in September 2015 pursuant to the terms of his retirement agreement. Finally, as a result of the resignation of our Co-Chief Financial Officer and former Chief Operating Officer effective March 31, 2016, we are required to pay a lump sum payment of $0.6 million during the second quarter of 2016 pursuant to his separation and transition agreement.

(7)

As a result of the Court’s decision on the litigation matter concerning the acquisition of the net assets of HBN as described elsewhere in this Annual Report on Form 10-K, the Company paid $3.3 million on February 2, 2016 in full satisfaction of the judgment.

Off Balance Sheet Arrangements

Other than offices and equipment under noncancelable operating leases and the outstanding lease guarantees assumed in connection with the dispositions of RE/MAX Equity Group and RE/MAX 100 as disclosed in Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have no off balance sheet arrangements as of December 31, 2015. We had a guarantee of performance under a line-of-credit agreement related to our equity-method investments that were sold on December 31, 2015 as discussed in Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of such time, we were no longer obligated by this guarantee of performance.

Commitments and Contingencies

Except for the outstanding lease guarantees assumed in connection with the dispositions of RE/MAX Equity Group and RE/MAX 100, and the litigation concerning our acquisition of the net assets of HBN as disclosed in Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, our management does not believe there are any other litigation matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

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

Allowances for Accounts and Notes Receivable

Trade accounts and notes receivable from our franchise operations are recorded at the time we are entitled to bill under the terms of the franchise agreements and other contractual arrangements. In circumstances where we have the contractual right to bill our franchisees, but where collectability is not sufficiently assured, we record a receivable and deferred revenue. We record reserves against our accounts and notes receivable balances. These reserves consist of allowances for doubtful accounts and notes receivable and reserves for accounts and notes receivable where collectability is remote.

Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables for which revenue has been recognized. The allowance for doubtful accounts and notes receivable represents our best estimate of the amount of probable credit losses, and is based on historical experience, industry and general economic conditions, and the attributes of specific accounts. Our reserve for accounts and notes receivable where collectability is remote is increased, with a corresponding reduction to deferred revenue, after we have determined that the potential for recovery is considered remote.

To the extent that actual loss experience differs significantly from historical trends, the required allowance amounts could differ from our estimate, which could have an adverse material effect on our financial condition and results of operations.

A hypothetical 10% increase in our allowances for accounts and notes receivable as of December 31, 2015 would have adversely affected net earnings by approximately $0.4 million in fiscal 2015.

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

For the quantitative goodwill impairment test, we determine the fair value of our reporting units using an income-based approach (i.e., discounted cash flows) which requires management to make assumptions about a reporting unit’s long-range business plans. These assumptions require us to make judgments and estimates of future revenue, agent growth, operating expenses, cash flows, market and general economic conditions as well as assumptions that we believe marketplace participants would utilize, including discount rates, cost of capital and long-term growth rates. When available and as appropriate, we use comparative market multiples and other factors in our analyses. Any changes in key assumptions about future cash flows, or changes in market conditions or other external events, could result in future impairment charges and such charges could have a material adverse effect on our consolidated financial statements.

We could be required to evaluate the recoverability of goodwill if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business, or other triggering events. In addition, as our business or the way we manage our business changes, our reporting units may also change.

The amount reflected as goodwill in our audited consolidated balance sheets included elsewhere in this Annual Report on Form 10-K as of December 31, 2015 was $71.9 million, which represented approximately 18.7% of our consolidated assets. The fair value of our reporting units, all of which are included in the Real Estate Franchise Services operating segment, significantly exceeded their carrying values at our latest assessment date.

We have not recorded any goodwill impairments during the three years ended December 31, 2015, 2014 and 2013.

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

If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge. We have not recorded any impairment charges during the three years ended December 31, 2015, 2014 and 2013.

The net carrying value of our franchise agreements and other intangible assets as of December 31, 2015 was $61.9 million and $4.9 million, respectively.

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

If estimates or assumptions used to complete the initial purchase price allocation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made in the final valuation, the allocation of purchase price between goodwill and intangibles could significantly differ. Such a difference would impact future earnings through amortization expense of these intangibles. In addition, if forecasts supporting the valuation of the intangible assets or goodwill are not achieved, impairments could arise, as discussed further in “Goodwill Impairment Testing” and “Franchise Agreements and Other Intangible Assets” above. For all of our acquisitions during the three years ended December 31, 2015, 2014 and 2013, goodwill of $2.0 million and franchise agreement intangible assets of $23.0 million were recognized.

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

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against our deferred tax assets. As of December 31, 2015, we have not recorded a valuation allowance on our deferred tax assets, which were primarily attributable to an increase in the tax basis of RMCO’s tangible and intangible assets resulting from RMCO’s election under Section 754 of the Internal Revenue Code. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we will recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns are filed and tax audits are completed.

As of December 31, 2015, we recorded a net deferred tax asset of $109.2 million. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance and record it as a charge to income in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods. If the expected tax rates used in calculating deferred tax assets and liabilities differs from the actual tax rates in effect at the time the tax benefit or consequence is realized, we would recognize an adjustment in our current provision for income taxes.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Payments Pursuant to the TRAs As of December 31, 2015, we recorded a liability of $100.0 million, representing the payments due to RIHI and Oberndorf under the TRAs.

Within the next 12-month period, we expect to pay $8.5 million of the total amount of the estimated TRA liability. To determine the current amount of the payments due to RIHI and Oberndorf pursuant to the TRAs, we estimated the amount of taxable income that RE/MAX Holdings generated during 2015. Next, we estimated the amount of the specified deductions subject to the TRAs which are expected to be realized by RE/MAX Holdings in its 2015 tax return. This amount was then used as a basis for determining the estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of December 31, 2015).

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2013 Senior Secured Credit Facility which bear interest at variable rates. At December 31, 2015, $201.9 million in term loans were outstanding under our 2013 Senior Secured Credit Facility, net of an unamortized discount. As of December 31, 2015, the undrawn borrowing availability under the revolving line of credit under our 2013 Senior Secured Credit Facility was $10.0 million. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our 2013 Senior Secured Credit Facility entered into in July 2013 and as amended on March 11, 2015 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of global franchisees in the U.S., Canada and 96 other countries. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. As the U.S. dollar has strengthened compared to most foreign currencies, including the Canadian dollar and the Euro during 2015, 2014 and 2013, our financial position and results of operations have been adversely affected. We had foreign currency transaction losses of approximately $1.7 million, $1.3 million and $0.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. Beginning in the first quarter of 2015, we began to repatriate cash generated by certain of our Canadian operations to the U.S. on a regular basis and expect to continue to do so prospectively. During the year ended December 31, 2015, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $1.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

RE/MAX Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of RE/MAX Holdings, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, redeemable preferred units and stockholders’ equity/members’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RE/MAX Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

February 26, 2016

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$110,212	$107,199
Escrow cash - restricted	—	693
Accounts and notes receivable, current portion, less allowances of $4,483 and $4,495, respectively	16,769	16,641
Accounts receivable from affiliates	—	231
Income taxes receivable	—	765
Assets held for sale	354	—
Other current assets	7,411	5,237
Total current assets	134,746	130,766
Property and equipment, net of accumulated depreciation of $13,183 and $19,993, respectively	2,395	2,661
Franchise agreements, net of accumulated amortization of $100,499 and $87,330, respectively	61,939	75,505
Other intangible assets, net of accumulated amortization of $8,929 and $8,550, respectively	4,941	2,725
Goodwill	71,871	72,463
Deferred tax assets, net	106,033	66,903
Investments in equity method investees	—	3,693
Debt issuance costs, net	1,527	1,896
Other assets, net of current portion	1,861	1,715
Total assets	$385,313	$358,327
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$449	$561
Accounts payable to affiliates	66	1,114
Escrow liabilities	—	693
Accrued liabilities	16,082	9,380
Income taxes payable	451	189
Deferred revenue and deposits	16,501	17,142
Current portion of debt	14,805	9,460
Current portion of payable pursuant to tax receivable agreements	8,478	3,914
Liabilities held for sale	351	—
Other current liabilities	71	211
Total current liabilities	57,254	42,664
Debt, net of current portion	187,079	202,213
Payable pursuant to tax receivable agreements, net of current portion	91,557	63,504
Deferred tax liabilities, net	120	190
Other liabilities, net of current portion	9,889	10,473
Total liabilities	345,899	319,044
Commitments and contingencies (note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,584,351 shares issued and outstanding as of December 31, 2015; 11,768,041 shares issued and outstanding as of December 31, 2014	2	1
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	445,081	241,882
Retained earnings	4,693	12,041
Accumulated other comprehensive (loss) income	(105)	886
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	449,671	254,810
Non-controlling interest	(410,257)	(215,527)
Total stockholders' equity	39,414	39,283
Total liabilities and stockholders' equity	$385,313	$358,327

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Continuing franchise fees	$73,750	$72,706	$64,465
Annual dues	31,758	30,726	29,524
Broker fees	32,334	28,685	24,811
Franchise sales and other franchise revenue	25,468	23,440	23,574
Brokerage revenue	13,558	15,427	16,488
Total revenue	176,868	170,984	158,862
Operating expenses:
Selling, operating and administrative expenses	90,986	91,847	96,243
Depreciation and amortization	15,124	15,316	15,166
(Gain) loss on sale or disposition of assets, net	(3,397)	(14)	373
Total operating expenses	102,713	107,149	111,782
Operating income	74,155	63,835	47,080
Other expenses, net:
Interest expense	(10,413)	(9,295)	(14,647)
Interest income	178	313	321
Foreign currency transaction losses	(1,661)	(1,348)	(764)
Loss on early extinguishment of debt	(94)	(178)	(1,798)
Equity in earnings of investees	1,215	600	904
Total other expenses, net	(10,775)	(9,908)	(15,984)
Income before provision for income taxes	63,380	53,927	31,096
Provision for income taxes	(12,030)	(9,948)	(2,844)
Net income	$51,350	$43,979	$28,252
Less: net income attributable to non-controlling interest	34,695	30,543	26,746
Net income attributable to RE/MAX Holdings, Inc.	$16,655	$13,436	$1,506

			October 7, 2013 through December 31, 2013
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$1.31	$1.16	$0.13
Diluted	$1.30	$1.10	$0.12
Weighted average shares of Class A common stock outstanding
Basic	12,671,051	11,611,164	11,607,971
Diluted	12,829,214	12,241,977	12,234,905
Cash dividends declared per share of Class A common stock	$2.00	$0.25	$—

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$51,350	$43,979	$28,252
Change in cumulative translation adjustment	(1,289)	(485)	(376)
Other comprehensive loss, net of tax	(1,289)	(485)	(376)
Comprehensive income	50,061	43,494	27,876
Less: comprehensive income attributable to non-controlling interest	34,397	30,250	26,446
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$15,664	$13,244	$1,430

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit

 (In thousands, except unit and share amounts)

	RMCO, LLC					RE/MAX Holdings, Inc.
						Class A		Class B
						common stock		common stock
	Redeemable				Accumulated							Accumulated		Total
	Class A		Class B		other					Additional		other	Non-	stockholders'
	preferred	Preferred	common	Common	comprehensive					paid-in	Retained	comprehensive	controlling	equity/members'
	units	units	units	units	income	Shares	Amount	Shares	Amount	capital	earnings	(loss) income	interest	deficit
Balances, January 1, 2013	$78,400	$—	$(98,516)	$—	$1,747	—	$—	—	$—	$—	$—	$—	$—	$(96,769)
Distributions paid and payable to non-controlling unitholders	(13,672)	—	(13,662)	—		—	—	—	—	—	—	—	—	(13,662)
Equity-based compensation awards issued	—	—	701	—	—	—	—	—	—	—	—	—	—	701
Net income attributable to and accretion of RMCO, LLC Class A preferred units to estimated redemption amounts	67,622	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income related to RMCO, LLC Class B common unitholders	—	—	(44,346)	—	—	—	—	—	—	—	—	—	—	(44,346)
Change in accumulated other comprehensive income	—	—	—	—	(184)	—	—	—	—	—	—	—	—	(184)
Balance prior to Reorganization Transactions and Initial Public Offering	132,350	—	(155,823)	—	1,563	—	—	—	—	—	—	—	—	(154,260)
Effects of Reorganization Transactions and Initial Public Offering
Reorganization Transactions:
Conversion of RMCO, LLC Class B common units for Common Units	—	—	155,823	(155,823)	—	—	—	—	—	—	—	—	—	—
Conversion of RMCO, LLC redeemable Class A preferred units for Preferred Units and Common Units	(132,350)	49,850	—	82,500	—	—	—	—	—	—	—	—	—	82,500
Initial Public Offering Transactions:
Issuance of Class A common stock, net of underwriters discount and expenses	—	—	—	(5,972)	—	11,500,000	1	—	—	235,921	—	—	—	229,950
Issuance of Class B common stock	—	—	—	—	—	—	—	1	—	—	—	—	—	—
Redemption of RMCO, LLC preferred units and Common Units	—	(49,850)	—	(147,768)	—	—	—	—	—	—	—	—	—	(147,768)
Initial allocation of non-controlling interest and accumulated other comprehensive income of RMCO, LLC effective on the initial public offering	—	—	—	227,063	(1,563)	—	—	—	—	—	—	1,563	(227,063)	—
Distributions paid and payable to non-controlling unitholders	—	—	—	—	—	—	—	—	—	—	—	—	(2,832)	(2,832)
Equity effect of establishment of payable pursuant to tax receivable agreements	—	—	—	—	—	—	—	—	—	(68,840)	—	—	—	(68,840)
Equity effect of step-up in tax basis and share of RE/MAX Holdings' inside tax basis	—	—	—	—	—	—	—	—	—	69,711	—	—	—	69,711
Equity-based compensation awards issued	—	—	—	—	—	107,971	—	—	—	2,294	—	—	—	2,294
Net income subsequent to October 6, 2013	—	—	—	—	—	—	—	—	—	—	1,506	—	3,470	4,976
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(192)	—	(192)
Balances, December 31, 2013	—	—	—	—	—	11,607,971	1	1	—	239,086	1,506	1,371	(226,425)	15,539
Net income	—	—	—	—	—	—	—	—	—	—	13,436	—	30,543	43,979
Distributions paid to non-controlling unitholders	—	—	—	—	—	—	—	—	—	—	—	—	(19,645)	(19,645)
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	2,002	—	—	—	2,002
Dividends paid to Class A common stockholders	—	—	—	—	—	—	—	—	—	—	(2,901)	—	—	(2,901)
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(485)	—	(485)
Excess tax benefit realized on exercise of stock options and delivery of vested restricted stock units	—	—	—	—	—	—	—	—	—	736	—	—	—	736
Cancellation of vested restricted stock units to satisfy statutory tax withholding requirements	—	—	—	—	—	(30,519)	—	—	—	(1,781)	—	—	—	(1,781)
Issuance of Class A common stock, equity-based compensation plans	—	—	—	—	—	190,589	—	—	—	486	—	—	—	486
Adjustment to payable pursuant to tax receivable agreements	—	—	—	—	—	—	—	—	—	436	—	—	—	436

	RMCO, LLC					RE/MAX Holdings, Inc.
						Class A		Class B
						common stock		common stock
	Redeemable				Accumulated							Accumulated		Total
	Class A		Class B		other					Additional		other	Non-	stockholders'
	preferred	Preferred	common	Common	comprehensive					paid-in	Retained	comprehensive	controlling	equity/members'
	units	units	units	units	income	Shares	Amount	Shares	Amount	capital	earnings	(loss) income	interest	deficit
Adjustment to step-up in tax basis and share of RE/MAX Holdings' inside tax basis	—	—	—	—	—	—	—	—	—	917	—	—	—	917
Balances, December 31, 2014	—	—	—	—	—	11,768,041	1	1	—	241,882	12,041	886	(215,527)	39,283
Net income	—	—	—	—	—	—	—	—	—	—	16,655	—	34,695	51,350
Distributions paid to non-controlling unitholders	—	—	—	—	—	—	—	—	—	—	—	—	(42,827)	(42,827)
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	1,453	—	—	—	1,453
Dividends paid to Class A common stockholders	—	—	—	—	—	—	—	—	—	—	(24,003)	—	—	(24,003)
Change in accumulated other comprehensive (loss) income	—	—	—	—		—	—	—	—	—	—	(991)	(298)	(1,289)
Excess tax benefit realized on exercise of stock options and delivery of vested restricted stock units	—	—	—	—	—	—	—	—	—	2,770	—	—	—	2,770
Cancellation of vested restricted stock units to satisfy statutory tax withholding requirements	—	—	—	—	—	(8,873)	—	—	—	(327)	—	—	—	(327)
Issuance of Class A common stock, equity-based compensation plans	—	—	—	—	—	650,183	—	—	—	2,248	—	—	—	2,248
Secondary Offering Transactions:	—	—	—	—	—
Issuance of Class A common stock, net of underwriters discount and expenses	—	—	—	—	—	5,175,000	1	—	—	186,299	—	—	(186,300)	—
Equity effect of establishment of payable pursuant to tax receivable agreements	—	—	—	—	—	—	—	—	—	(33,018)	—	—	—	(33,018)
Equity effect of step-up in tax basis and share of RE/MAX Holdings' inside tax basis	—	—	—	—	—	—	—	—	—	43,774	—	—	—	43,774
Balances, December 31, 2015	$—	$—	$—	$—	$—	17,584,351	$2	1	$—	$445,081	$4,693	$(105)	$(410,257)	$39,414

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$51,350	$43,979	$28,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,124	15,316	15,166
Bad debt expense	433	630	604
(Gain) loss on sale or disposition of assets, net	(3,397)	(14)	373
Loss on early extinguishment of debt	94	178	1,798
Equity in earnings of investees	(1,215)	(600)	(904)
Distributions received from equity investees	1,178	549	1,162
Equity-based compensation expense	1,453	2,002	2,995
Non-cash interest expense	439	365	859
Deferred income tax expense	2,531	1,865	402
Changes in operating assets and liabilities:
Accounts and notes receivable, current portion	(999)	(1,466)	(585)
Advances from/to affiliates	(771)	(161)	57
Other current and noncurrent assets	502	100	(1,245)
Other current and noncurrent liabilities	7,000	858	1,574
Deferred revenue and deposits, current portion	866	1,094	(439)
Payment pursuant to tax receivable agreements	—	(986)	—
Net cash provided by operating activities	74,588	63,709	50,069
Cash flows from investing activities:
Purchases of property, equipment and software	(3,546)	(2,026)	(1,108)
Proceeds from sale of property and equipment	25	5	18
Capitalization of trademark costs	(82)	(122)	(232)
Acquisitions	—	—	(27,305)
Dispositions	5,650	100	—
Cost to sell assets	(383)	—	—
Net cash provided by (used in) investing activities	1,664	(2,043)	(28,627)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	230,000
Payments on debt	(9,400)	(16,816)	(234,658)
Debt issuance and capitalized debt amendment costs	(555)	—	(1,345)
Proceeds from issuance of Class A common stock in initial public offering	—	—	235,922
Payments of costs directly associated with issuance of Class A common stock	—	—	(5,972)
Purchase of Common Units from RMCO, LLC	—	—	(197,618)
Distributions paid to non-controlling unitholders	(42,827)	(22,197)	(27,614)
Dividends paid to Class A common stockholders	(24,003)	(2,901)	—
Payments on capital lease obligations	(322)	(204)	(266)
Proceeds from exercise of stock options	2,248	486	—
Excess tax benefit realized on exercise of stock options and delivery of vested restricted stock units	2,770	736	—
Cancellation of vested restricted stock units for required tax withholding payments	(327)	(1,781)	—
Net cash used in financing activities	(72,416)	(42,677)	(1,551)
Effect of exchange rate changes on cash	(823)	(165)	(17)
Net increase in cash and cash equivalents	3,013	18,824	19,874
Cash and cash equivalents, beginning of year	107,199	88,375	68,501
Cash and cash equivalents, end of year	$110,212	$107,199	$88,375
Supplemental disclosures of cash flow information:
Cash paid for interest and debt amendment costs	$9,319	$8,880	$13,769
Net cash paid for income taxes	5,841	8,521	2,310
Schedule of non-cash investing and financing activities:
Establishment of amounts payable under tax receivable agreements	$33,018	$436	$68,840
Establishment of deferred tax assets	43,774	917	69,711
Tax distributions payable to non-controlling unitholders	—	—	2,552
Note receivable received as consideration for sale of brokerage operations assets	851	—	—
Capital leases for property and equipment	412	18	581
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	667	165	78

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

The Company is one of the leading franchisors of residential and commercial real estate brokerage services throughout the U.S. and globally. During 2015, the Company operated a small number of real estate brokerage offices in the U.S. As discussed in Note 5, Acquisitions and Dispositions, the Company sold certain operating assets and liabilities of these brokerage offices during 2015 and the first quarter of 2016 and subsequent thereto, no longer operates any real estate brokerage offices. The Company’s revenue is derived from continuing franchise fees (which consist of fixed contractual fees paid monthly by regional franchise owners and franchisees based on the number of agents in the respective franchise region or franchisee’s office), annual dues from agents, broker fees (which consist of fees paid by regional franchise owners and franchisees for real estate commissions paid by customers when an agent sells a home), franchise sales and other franchise revenue (which consist of fees from initial sales and renewals of franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs) and brokerage revenue (which consists of fees assessed by the Company’s owned brokerages for services provided to their affiliated real estate agents). The Company, as a franchisor, grants each broker-owner a license to use the RE/MAX brand, trademark, promotional and operating materials and concepts.

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

•

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

•

RMCO effectuated a 25 for 1 split of the then existing number of outstanding Common Units so that one Common Unit of RMCO could be acquired with the net proceeds received in the Company’s IPO from the sale of one share of RE/MAX Holdings’ Class A common stock, after the deduction of underwriting discounts and commissions and prior to the payment of estimated offering expenses;

•	RE/MAX Holdings became a member and the sole manager of RMCO following the purchase of Common Units of RMCO, as described below;

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

•

Previously outstanding and unexercised options to acquire Common Units of RMCO were split 25 for 1 and then substituted for 787,500 options to acquire shares of RE/MAX Holdings’ Class A common stock; and

•

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

Secondary Offering

On November 24, 2015, RIHI redeemed 4,500,000 of its Common Units of RMCO for newly issued shares of RE/MAX Holdings’ Class A common stock on a one-for-one basis pursuant to the terms of the New RMCO, LLC Agreement. Immediately upon redemption, RIHI sold its 4,500,000 shares of Class A common stock at $36.00 per share, or $155,115,000 in net proceeds after deducting $6,885,000 of underwriting discounts and commissions. In connection with this offering, RIHI granted the underwriters an option to purchase an additional 675,000 shares of RE/MAX Holdings’ Class A common stock at a price of $36.00 per share, less underwriting discounts and commissions. This option was exercised in full and the sale of 675,000 newly issued shares of RE/MAX Holdings’ Class A common stock was completed on December 18, 2015. RIHI received an additional $23,267,000, less underwriting discounts and commissions. The aforementioned transactions are referred to herein as the “Secondary Offering.”

Subsequent to the Secondary Offering and as of December 31, 2015, RE/MAX Holdings owns 58.33% of the common membership units in RMCO. The increase in RE/MAX Holdings’ Class A common stock as a result of the Secondary Offering has been reflected as an increase in “Additional paid-in capital” and a reduction in the deficit balance of the “Non-controlling interest” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit. Additionally, the increase in the tax basis of certain intangible assets resulting from RE/MAX Holdings’ investment in RMCO due to the Secondary Offering resulted in an increase to “Deferred tax assets, net” and an increase to the current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Consolidated Balance Sheets as disclosed in Note 3, Non-controlling Interest and Note 10, Income Taxes. The Company did not receive any proceeds from the Secondary Offering and consequently, there was no cash flow impact to the accompanying Statements of Cash Flows.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Tax Receivable Agreements

At the time of the IPO, RE/MAX Holdings entered into separate tax receivable agreements (“TRAs”) with its historical owners, RIHI and Weston Presidio, that provide for the payment by RE/MAX Holdings to RIHI and Weston Presidio of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RE/MAX Holdings actually realizes, or in some circumstances is deemed to realize, as a result of an increase in its share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the TRAs, and deductions attributable to imputed and actual interest that accrues in respect of such payments. These tax benefit payments are not necessarily conditioned upon one or more of RIHI or Weston Presidio maintaining a continued ownership interest in either RMCO or RE/MAX Holdings. RE/MAX Holdings expects to benefit from the remaining 15% of cash savings, if any, that it may actually realize, which has been reflected as an increase in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit. The provisions of the separate TRAs that RE/MAX Holdings entered into with RIHI and Weston Presidio were substantially identical.

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

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

•

Statements of Redeemable Preferred Units and Stockholders' Equity/Members’ Deficit—Prior to the Reorganization Transactions and IPO, RMCO and its subsidiaries were organized as a group of Limited Liabilities Companies. The ownership interest of both RIHI and Weston Presidio in RMCO are reflected as redeemable preferred units and members’ deficit prior to the IPO.  As a result of the Reorganization Transactions and IPO, RIHI retained a portion of its interest in RMCO directly through the ownership of RMCO Common Units and these interests are included within non-controlling interest subsequent to the IPO; and

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

As described in Note 1, Business and Organization, RE/MAX Holdings holds an approximate 60% economic interest in RMCO, but as its managing member consolidates RMCO and records a non-controlling interest in the accompanying Consolidated Balance Sheets and records net income attributable to the non-controlling interest and comprehensive income attributable to the non-controlling interest in the accompanying Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas in which management uses assumptions include, among other things, the establishment of the allowance for doubtful trade accounts and notes receivable, the determination of the estimated lives of intangible assets, the estimates for amounts accrued for litigation matters, the fair value of lease guarantees, the estimates of the fair value of reporting units used in the annual assessment of goodwill, the fair value of assets acquired and the amounts due to RIHI and Oberndorf pursuant to the terms of the TRAs discussed in more detail in Note 3, Non-controlling Interest. Actual results could differ from those estimates.

Segment Reporting

The Company reports its operations in two reportable segments: (1) Real Estate Franchise Services and (2) Brokerages. The Company’s Real Estate Franchise Services reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name, intersegment revenue from the Company’s owned brokerages and the Company’s corporate-wide professional services expenses. The Company’s Brokerages reportable segment includes the operations of the Company’s owned brokerage offices, the results of operations of a mortgage brokerage company in which the Company owns a non-controlling interest and reflects the elimination of intersegment revenue and other consolidation entries. The Company’s reportable segments represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by management of the Company to assess performance and to allocate resources. See Note 18, Segment Information, for a description of changes to the Company’s segment structure that occurred during 2014 as well as in the first quarter of 2016.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

The Company generates revenue from continuing franchise fees, annual dues, broker fees, franchise sales and other franchise revenue and brokerage revenue. Revenue is recognized when there is persuasive evidence of an arrangement, the service has been rendered, the price is fixed or determinable and collection of the fees is reasonably assured.

Continuing Franchise Fees

The Company provides an ongoing trademark license, operational, training and administrative services and systems to franchisees, which include systems and tools that are designed to help the Company’s franchisees and their agents serve their customers and attract new or retain existing independent agents. Revenue from continuing franchise fees principally consists of fixed fees earned monthly from franchisees on a per agent basis. Revenue from continuing franchise fees is recognized in income when it is earned and becomes due and payable, as stipulated in the related franchise agreements.

Annual Dues

Annual dues revenue represents amounts assessed to agents for membership affiliation in the RE/MAX network. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the 12-month period to which it relates. As of December 31, 2015 and 2014, the Company had deferred annual dues revenue totaling approximately $13,106,000 and $12,912,000, respectively.

The activity in the Company’s annual dues deferred revenue consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized	Balance at end of period
Year ended December 31, 2015	$12,912	$31,952	$(31,758)	$13,106
Year ended December 31, 2014	12,344	31,294	(30,726)	12,912
Year ended December 31, 2013	11,599	30,269	(29,524)	12,344

Broker Fees

Revenue from broker fees represents fees received from the Company’s franchise offices that are primarily based on a percentage of agents’ gross commission income. Revenue from broker fees is determined upon close of the home-sale transaction and recognized as revenue when the fees become due and payable, as stipulated in the related franchise agreements.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue is primarily comprised of revenue from the sale or renewal of franchises, as well as other revenue including revenue from preferred marketing arrangements and affinity programs with various suppliers, and registration revenue from conventions held for agents and broker owners in the RE/MAX network.

Upon the sale of a real estate brokerage franchise, the Company recognizes revenue from franchise sales when it has no significant continuing operational obligations, substantially all of the initial services have been performed by the Company and other conditions affecting consummation of the sale have been met. In the event the franchisee fails to perform under the franchise agreement or defaults on the purchase obligations, the Company has the right to reacquire the franchise and to resell or operate that specific franchise. Franchise sales revenue recognized during the years ended December 31, 2015, 2014, and 2013 was $9,697,000, $8,965,000 and $9,014,000, respectively. Other franchise revenue is recognized when all revenue recognition criteria are met.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses primarily consist of personnel costs, including salaries, benefits, payroll taxes and other compensation expenses, professional fees, rent and related facility operations expense, as well as other selling, operating and administrative expenses incurred in connection with marketing, expanding and supporting the Company’s franchise and brokerage operations.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits, money market funds and other highly liquid investments purchased with an original purchase maturity of three months or less.

Escrow Cash—Restricted and Escrow Liabilities

Escrow cash—restricted and escrow liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2014 reflect cash deposits received and held in escrow on pending sales of real estate properties prior to closing.

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

In circumstances where the Company has the contractual right to bill its franchisees, but where collectability is not sufficiently assured, the Company records a receivable and deferred revenue, which amounted to $930,000 and $917,000 as of December 31, 2015 and 2014, respectively.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company records allowances against its accounts and notes receivable balances for estimated probable losses. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables for which revenue has been recognized and are included as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. The allowance for doubtful accounts and notes receivable are the Company’s best estimate of the amount of probable credit losses, and is based on historical experience, industry and general economic conditions, and the attributes of specific accounts. The Company’s reserve for accounts and notes receivable where collectability is remote is related to accounts and notes receivable for which revenue has not been recognized and is increased, with a corresponding reduction to deferred revenue, after the Company has determined that the potential for recovery is considered remote. Subsequently, if amounts contractually due from such accounts are collected, revenue is recognized on a cash basis. During the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue of $472,000, $484,000 and $596,000, respectively upon the receipt of cash payments related to amounts that were contractually billed but for which collectability was either not sufficiently assured or considered remote.

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

			Adjustments (to)/from
		Additions/charges	deferred revenue, net,
	Balance at	to cost and expense for	for accounts where
	beginning of period	allowances for doubtful accounts	collectability is remote	Deductions/write-offs	Balance at end of period
Year ended December 31, 2015	$4,495	$433	$(80)	$(365)	$4,483
Year ended December 31, 2014	4,122	630	228	(485)	4,495
Year ended December 31, 2013	3,913	604	(160)	(235)	4,122

For the years ended December 31, 2015, 2014 and 2013, bad debt expense related to trade accounts and notes receivable was $433,000, $630,000 and $604,000, respectively, and is reflected in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

Foreign Operations and Foreign Currency Translation

As of December 31, 2015, the Company, directly and through its franchisees, conducted operations in the U.S., Canada and 96 other countries. On December 31, 2014, the Company sold substantially all of the assets of its owned and operated regional franchising operations located in the Caribbean and Central America as described in Note 5, Acquisitions and Dispositions. As a result, since December 31, 2014, the only consolidated foreign subsidiary where the Company directly conducted franchise operations was in Western Canada.

The functional currency for the Company’s domestic operations is the U.S. dollar and for its consolidated foreign subsidiaries is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of income and cash flows are translated at the average exchange rates in effect during the applicable period. Exchange rate fluctuations on translating consolidated foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a component of “Accumulated other comprehensive income,” a separate component of stockholders’ equity/member’s deficit, and periodic changes are included in comprehensive income. When the Company sells a part or all of its investment in a foreign entity resulting in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, it releases any related cumulative translation adjustment into net income.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Foreign currency denominated monetary assets and liabilities and transactions occurring in currencies other than the Company’s or the Company’s consolidated foreign subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the accompanying Consolidated Balance Sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in the accompanying Consolidated Statements of Income as “Foreign currency transaction losses.”

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

The Company also purchases and develops software for internal use. Software development costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. Costs incurred during the preliminary project and post-implementation-operation stages are expensed as incurred. Software development costs are generally amortized over a term of three to five years, its estimated useful life. Purchased software licenses are amortized over their estimated useful lives.

In addition, the Company owns the principal trademarks, service marks and trade names that it uses in conjunction with operating its business. These intangible assets increase when the Company pays to file trademark applications in the U.S. and certain other jurisdictions globally. The Company’s trademarks are amortized on a straight-line basis over their estimated useful lives.

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated from such asset. Any excess of the carrying amount of an asset that exceeded its estimated cash flows would be charged to operations as an impairment loss. For each of the years ended December 31, 2015, 2014 and 2013, there were no impairments indicated for such assets.

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

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

During 2015 and 2014, the Company performed the qualitative impairment assessment for all of its reporting units by evaluating, among other things, market and general economic conditions, entity-specific events, events affecting a reporting unit and the Company’s results of operations and key performance measures. The Company concluded subsequent to the completion of the qualitative impairment assessment that the fair value of each of the Company’s reporting units significantly exceed their respective carrying values. As a result, the Company did not perform the quantitative test, and no indicators of impairment existed during the years ended December 31, 2015 and 2014. During 2013, the Company performed its annual assessment of goodwill utilizing the quantitative impairment test and the fair value of the Company’s reporting units significantly exceeded the carrying value. Thus, no indicators of impairment existed during the year ended December 31, 2013.

Investments in Equity-Method Investees

The investments in entities in which the Company does not have a controlling interest (financial or operating), but where it has the ability to exercise significant influence over operating and financial policies are accounted for using equity-method investment accounting.

The primary equity-method investment of the Company is a 50% interest in a residential mortgage operation and is recorded as “Investments in equity method investees” in the accompanying Consolidated Balance Sheets as of December 31, 2014. As the Company exerts significant influence over this investment, but does not control it, the Company records its share of earnings and distributions from this investment using the equity method of accounting. The excess of cost of the investment over the Company’s share of the investee’s net assets at the acquisition date is considered to be goodwill. The Company would recognize an impairment loss when there is a loss in value in the equity-method investment, which is other than temporary. The Company’s investment in equity method investees and related equity in earnings of investees is entirely attributable to the Brokerages reportable segment.

As described in Note 5, Acquisitions and Dispositions, the Company sold certain operating assets and liabilities of Sacajawea, LLC on December 31, 2015, including the Company’s equity-method investments. As a result, the Company had no “Investments in equity-method investees” reflected in the accompanying Consolidated Balance Sheets as of December 31, 2015.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying amounts for many of the Company’s financial instruments, including cash and cash equivalents, escrow cash – restricted, accounts receivable and notes receivable, accounts payable and escrow liabilities approximate fair value due to their short maturities. The estimated fair value of the Company’s debt represents the amounts that would be paid to transfer or redeem the debt in an orderly transaction between market participants and maximizes the use of observable inputs. For disclosures related to the fair value measurement of the Company’s debt, see Note 9, Debt. No non-recurring fair value adjustments were recorded during the years ended December 31, 2015 and 2014.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As a result of RE/MAX Holdings’ acquisition of Common Units from RMCO, RE/MAX Holdings expects to benefit from amortization and other tax deductions reflecting the step-up in tax basis and share of RE/MAX Holdings’ inside tax basis in the acquired assets. Those deductions will be used by RE/MAX Holdings and will be taken into account in determining RE/MAX Holdings’ taxable income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s Consolidated Statements of Income. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

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

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Equity-Based Compensation

The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. All equity-based compensation is required to be measured at fair value, is expensed over the requisite service period and requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Refer to Note 12, Equity-Based Compensation, for additional discussion regarding details of the Company’s equity-based compensation plans.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. ASU 2015-17 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or prospective transition method. The adoption of this standard is expected to impact the presentation of current and non-current deferred tax assets and liabilities within the Company’s consolidated balance sheets and related disclosures, but will not affect the Company’s consolidated results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting Measurement-Period Adjustments, which eliminates the requirement for an entity to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is completed. ASU 2015-16 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also provides guidance on the financial statement presentation and disclosures of discontinued operations. ASU 2014-08 became effective prospectively for the Company on January 1, 2015 and dispositions that occurred during 2015 did not qualify as discontinued operations. See Note 5, Acquisitions and Dispositions, for additional information.

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and subsequent to the IPO, began to operate and control all of the business affairs of RMCO. As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013 and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented. RE/MAX Holdings owns a 58.33% and 39.89% economic interest in RMCO as of December 31, 2015 and 2014, respectively, and records a non-controlling interest for the remaining 41.67% and 60.11% economic interest in RMCO held by RIHI as of December 31, 2015 and 2014, respectively. RE/MAX Holdings’ economic interest in RMCO increased due to the increase in common units from the issuance of shares of Class A common stock as a result of the Secondary Offering described in Note 1, Business and Organization, upon the exercise of 624,443 stock options, upon the vesting of 14,866 restricted stock units and as a result of the grant of 2,001 shares, net of shares withheld and cancelled to cover the Company’s minimum statutory tax withholding obligation. See Note 12, Equity-Based Compensation, for further details. RE/MAX Holdings’ only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between RE/MAX Holdings and RMCO. “Net income attributable to non-controlling interest” in the accompanying Consolidated Statements of Income represents the portion of earnings attributable to the economic interest in RMCO held by the non-controlling unitholders. As of October 7, 2013, “Non-controlling interest” in the accompanying Consolidated Balance Sheets represented the carryover basis of RIHI’s capital account in RMCO. Prospectively, the non-controlling interest will be adjusted to reflect tax and other cash distributions made to, and the income allocated to, the non-controlling unitholders as well as future redemptions of Common Units in RMCO pursuant to the New RMCO, LLC Agreement. The ownership of the common units in RMCO is summarized as follows:

	As of December 31,
	2015		2014
	Shares	Ownership %	Shares	Ownership %
Non-controlling unitholders ownership of common units in RMCO	12,559,600	41.67%	17,734,600	60.11%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,584,351	58.33%	11,768,041	39.89%
Total common units in RMCO	30,143,951	100.00%	29,502,641	100.00%

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The weighted average ownership percentages for the applicable reporting period are used to calculate the net income attributable to RE/MAX Holdings. A reconciliation from “Income before provision for income taxes” to “Net income attributable to RE/MAX Holdings, Inc.” for the periods indicated is detailed as follows (in thousands, except percentages):

			Period from
	Year Ended	Year Ended	October 7 through
	December 31, 2015	December 31, 2014	December 31, 2013
Income before provision for income taxes attributable to RE/MAX Holdings, Inc.	$26,797	$21,339	$2,393
Provision for income taxes attributable to RE/MAX Holdings, Inc.	(10,142)	(7,903)	(887)
Net income attributable to RE/MAX Holdings, Inc.	$16,655	$13,436	$1,506

A reconciliation of the “Provision for income taxes” for the periods indicated is detailed as follows (in thousands):

			Period from
	Year Ended	Year Ended	October 7 through
	December 31, 2015	December 31, 2014	December 31, 2013
Provision for income taxes attributable to RE/MAX Holdings, Inc. (a)	$(10,142)	$(7,903)	$(887)
Provision for income taxes attributable to entities other than RE/MAX Holdings, Inc. (b)	(1,888)	(2,045)	(184)
Provision for income taxes	$(12,030)	$(9,948)	$(1,071)

(a)

The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes as well as RE/MAX Holdings’ proportionate share of the net assets of RMCO of the taxes imposed directly on RE/MAX, LLC, a wholly-owned subsidiary of RMCO, related to tax liabilities in certain foreign jurisdictions of approximately $1,280,000 and $1,339,000 for the years ended December 31, 2015 and 2014, respectively, and $120,000 for the period from October 7, 2013 through December 31, 2013.

(b)

The provision for income taxes attributable to entities other than RE/MAX Holdings represents primarily taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by New RMCO, LLC Agreement, RMCO is generally required to distribute cash on a pro-rata basis to its members to the extent necessary to cover each member’s estimated tax liabilities, if any, with respect to their allocable share of RMCO earnings, but only to the extent that any other discretionary distributions from RMCO for the relevant period were otherwise insufficient to enable each member to cover its estimated tax liabilities. RMCO makes such tax distributions to its members based on an estimated tax rate stipulated in the New RMCO, LLC Agreement, which was calculated at 46.2% for RMCO’s 2015 tax year. During the year ended December 31, 2015, the amount of other discretionary distributions RMCO made to non-controlling unitholders was sufficient to cover such member’s estimated tax liabilities. Distributions for taxes paid to or on behalf of non-controlling unitholders under the New RMCO, LLC Agreement were $17,765,000 during the year ended December 31, 2014, and are recorded in “Non-controlling interest” in the accompanying Consolidated Balance Sheets and Consolidated Statement of Redeemable Preferred Units and Stockholders’ Equity/Members’ Equity and reported in “Distributions paid to non-controlling unitholders” in the accompanying Consolidated Statements of Cash Flows. For the year ended December 31, 2013, distributions for taxes to RMCO’s non-controlling unitholders were also required, but calculated differently, in accordance with the Old RMCO, LLC Agreement and were $19,614,000. Upon completion of its tax returns with respect to the prior year, RMCO may make other discretionary true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

Other Discretionary Distributions

Discretionary cash distributions may also be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the New RMCO, LLC Agreement.  The Company expects that future cash distributions will be made to non-controlling unitholders pro-rata on a quarterly basis equal to the anticipated dividend payments to the stockholders of the Company’s Class A common stock, or otherwise on a discretionary basis as determined to be necessary or appropriate by the Company. The Company made other distributions to non-controlling unitholders of $42,827,000 during the year ended December 31, 2015, which is recorded in “Non-controlling interest” in the accompanying Consolidated Balance Sheets and Consolidated Statement of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit and reported in “Distributions paid to non-controlling unitholders” in the accompanying Consolidated Statements of Cash Flows. Of this amount, $35,469,000 related to dividend distributions as discussed in Note 4, Earnings Per Share and Dividends, and $7,358,000 was a discretionary distribution paid in connection with the terms of the New RMCO, LLC Agreement. During the year ended December 31, 2014, the Company made other distributions to non-controlling unitholders of $4,432,000. Discretionary cash distributions were also required to be made to non-controlling unitholders in accordance with the Old RMCO, LLC Agreement in an amount equal to the lesser of (1) the amount of excess cash flow payment required to be paid as a mandatory prepayment pursuant to the Company’s previous senior secured credit facility and (2) $8,000,000. Other distributions paid to non-controlling unitholders during the year ended December 31, 2013 was $8,000,000.

On February 24, 2016, the Company declared a distribution to non-controlling unitholders of $1,884,000, which is payable on March 23, 2016. No other distributions were paid to non-controlling unitholders during the years ended December, 2015, 2014 and 2013.

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2015, the Company reflected a liability of $100,035,000, representing the payments due to RIHI and Oberndorf under the terms of the TRAs (see current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Consolidated Balance Sheets). Of this amount, $33,018,000 was recorded during 2015 in connection with the Secondary Offering.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015, the Company estimates that amounts payable pursuant to the TRAs within the next 12-month period will be approximately $8,478,000, of which $3,848,000 is related to RE/MAX Holdings’ 2014 federal and state tax returns and the remainder is related to RE/MAX Holdings’ 2015 federal and state tax returns. To determine the current amount of the payments due to RIHI and Oberndorf, the Company estimated the amount of taxable income that RE/MAX Holdings generated during 2015 and 2014 as well as the amount of the specified deductions subject to the TRAs which were realized by RE/MAX Holdings in its 2015 and 2014 federal and state tax returns. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs. The Company paid $0 and $986,000 pursuant to the terms of the TRAs during the years ended December 31, 2015 and 2014, respectively. On February 17, 2016, the Company paid $1,344,000 pursuant to the TRAs.

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

Obligations pursuant to the TRAs are obligations of RE/MAX Holdings. They do not impact the non-controlling interest. These obligations are not income tax obligations and have no impact on the “Provision for income taxes” in the accompanying Consolidated Statements of Income. In general, items of income, gain, loss and deduction are allocated on the basis of the members’ ownership interests pursuant to the New RMCO, LLC Agreement after taking into consideration all relevant sections of the Internal Revenue Code.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

			Period from
	Year Ended	Year Ended	October 7 through
	December 31, 2015	December 31, 2014	December 31, 2013
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$16,655	$13,436	$1,506
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	12,671,051	11,611,164	11,607,971
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	12,671,051	11,611,164	11,607,971
Add dilutive effect of the following:
Stock options	130,001	578,888	597,895
Restricted stock units	28,162	51,925	29,039
Weighted average shares of Class A common stock outstanding, diluted	12,829,214	12,241,977	12,234,905
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$1.31	$1.16	$0.13
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$1.30	$1.10	$0.12

EPS information is not applicable for reporting periods prior to the completion of the IPO which became effective on October 7, 2013. The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Dividends

Dividends declared and paid to holders of the Company’s Class A common stock during the years ended December 31, 2015 and 2014 were $24,003,000 and $2,901,000, respectively. Dividends declared and paid quarterly per share on all outstanding shares of Class A common stock by the Company’s Board of Directors during years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015		2014
	Per share	Date paid	Per share	Date paid
Dividend declared during quarter ended:
March 31	$1.6250	April 8, 2015	$0.0625	April 18, 2014
June 30	0.1250	June 4, 2015	0.0625	June 5, 2014
September 30	0.1250	September 3, 2015	0.0625	September 3, 2014
December 31	0.1250	November 27, 2015	0.0625	December 4, 2014
	$2.0000		$0.2500

No dividends were declared or paid during the year ended December 31, 2013. On February 24, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on all outstanding shares of Class A common stock, which is payable on March 23, 2016 to stockholders of record at the close of business on March 9, 2016.

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

Purchase Price Allocation

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	HBN	Tails	Total
Accounts and notes receivable, net	$354	$2,080	$2,434
Other current assets	17	12	29
Franchise agreements	6,515	16,493	23,008
Goodwill	321	1,711	2,032
Other assets	15	—	15

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Accrued liabilities	(92)	(121)	(213)
Total purchase price	$7,130	$20,175	$27,305

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

Year Ended
December 31, 2013
(unaudited)
(in thousands)
Total revenue	$165,113
Net income	30,486

Dispositions

Disposition of Sacajawea, LLC d/b/a RE/MAX Equity Group

On December 31, 2015, the Company sold certain operating assets and liabilities related to 12 owned brokerage offices located in the U.S., of Sacajawea, LLC d/b/a RE/MAX Equity Group (“RE/MAX Equity Group”), a wholly owned subsidiary of the Company. The Company recognized a gain on the sale of the assets of approximately $2,794,000 during the fourth quarter of 2015, which is reflected in “(Gain) loss on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue. The financial position and results of operations of RE/MAX Equity Group were entirely attributable to the Company’s Brokerages reportable segment.

Disposition of RB2B, LLC d/b/a RE/MAX 100

On April 10, 2015, the Company sold certain operating assets and liabilities related to six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100 (“RE/MAX 100”), a wholly owned subsidiary of the Company. The Company recognized a gain on the sale of the assets and the liabilities transferred of $615,000 during the second quarter of 2015, which is reflected in “(Gain) loss on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue. The financial position and results of operations of RE/MAX 100 were entirely attributable to the Company’s Brokerages reportable segment.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Disposition of RE/MAX Caribbean Islands, Inc.

On December 31, 2014, the Company sold substantially all of the assets of its owned and operated regional franchising operations located in the Caribbean and Central America for a net purchase price of approximately $100,000 and recognized a gain on the sale of the assets of approximately $12,000 which is reflected in “(Gain) loss on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income. In connection with the sale of the assets, the Company entered into separate regional franchise agreements effective January 1, 2015 with a term of 20 years with the purchasers, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue. The financial position and results of operations of RE/MAX Caribbean Islands, Inc. were entirely attributable to the Company’s Real Estate Franchise Services reportable segment.

Subsequent Events

Acquisition of RE/MAX of New York, Inc.

Effective February 22, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of New York, Inc. (“RE/MAX of New York”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of New York. RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company used $8,500,000 in cash generated from operations to fund the acquisition. The assets acquired constitute a business that will be accounted for using the fair value acquisition method. The total purchase price will be allocated to the assets acquired based on their estimated fair values. Due to the timing of this acquisition, the Company has not completed a preliminary purchase price allocation.

Disposition of STC Northwest, LLC d/b/a RE/MAX Northwest Realtors

On January 20, 2016, the Company sold certain operating assets and liabilities related to three owned brokerage offices located in the U.S., of STC Northwest, LLC d/b/a RE/MAX Northwest Realtors (“RE/MAX Northwest”), a wholly owned subsidiary of the Company. The Company expects to recognize a minimal gain on the sale of the assets and the liabilities transferred during the first quarter of 2016, which will be reflected in “(Gain) loss on sale or disposition of assets, net” in the Company’s Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue. The financial position and results of operations of RE/MAX Northwest were entirely attributable to the Company’s Brokerages reportable segment.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015, the sale of the assets and liabilities of RE/MAX Northwest met the criteria to be classified as held for sale. The Company presented the assets included in the sale of RE/MAX Northwest and the liabilities directly associated with those assets separately in the accompanying Consolidated Balance Sheets (see “Assets held for sale” and “Liabilities held for sale”). The following table provides the major classes of assets and liabilities held for sale for the period indicated (in thousands):

As of December 31, 2015
Assets held for sale
Accounts and notes receivable, current portion	$54
Other current assets	28
Property and equipment, net of accumulated depreciation of $402	272
Total assets held for sale	$354
Liabilities held for sale
Accounts payable	$5
Accrued liabilities	16
Deferred revenue and deposits	154
Other current liabilities	10
Other liabilities, net of current portion	166
Total liabilities held for sale	$351

6. Property and Equipment

Property and equipment, excluding property and equipment, net of accumulated depreciation of $272,000 classified as held for sale as of December 31, 2015 and presented in “Assets held for sale” in the accompanying Consolidated Balance Sheets, consist of the following (in thousands):

		As of December 31,
	Depreciable Life	2015	2014
Leasehold improvements	Shorter of estimated useful life or life of lease	$2,258	$2,988
Office furniture, fixtures and equipment	2 - 10 years	12,046	18,024
Equipment under capital leases	Shorter of estimated useful life or life of lease	1,274	1,642
		15,578	22,654
Less accumulated depreciation		(13,183)	(19,993)
		$2,395	$2,661

Depreciation expense was $1,045,000, $1,110,000 and $2,181,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of December 31, 2015			As of December 31, 2014
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.8	$162,438	$(100,499)	$61,939	$162,835	$(87,330)	$75,505
Other intangible assets:
Software (a)	4.7	$10,885	$(7,325)	$3,560	$8,356	$(7,126)	$1,230
Trademarks	14.5	2,985	(1,604)	1,381	2,919	(1,424)	1,495
Total other intangible assets	8.7	$13,870	$(8,929)	$4,941	$11,275	$(8,550)	$2,725

(a)

As of December 31, 2015 and December 31, 2014, capitalized software development costs of $3,165,000 and $857,000, respectively, were recorded in “Other intangible assets” in the accompanying Consolidated Balance Sheets. As of these dates, the associated information technology infrastructure projects were not complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $14,079,000, $14,206,000 and $12,985,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the estimated future amortization of intangible assets, other than goodwill, is as follows (in thousands):

Year ending December 31:
2016	$14,395
2017	10,648
2018	7,032
2019	6,923
2020	6,846
Thereafter	21,036
$66,880

Amounts recorded as goodwill in the accompanying Consolidated Balance Sheets are attributable to the Real Estate Franchise Services reportable segment. The following table presents changes to goodwill for the years ended December 31, 2015 and 2014 (in thousands):

Balance, January 1, 2014	$72,781
Effect of changes in foreign currency exchange rates	(318)
Balance, December 31, 2014	72,463
Effect of changes in foreign currency exchange rates	(592)
Balance, December 31, 2015	$71,871

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

8. Accrued Liabilities

Accrued liabilities, excluding accrued liabilities of $16,000 classified as held for sale as of December 31, 2015 and presented in “Liabilities held for sale” in the accompanying Consolidated Balance Sheets, consist of the following (in thousands):

	As of December 31,
	2015	2014
Accrued payroll and related employee costs (a)	$8,040	$4,519
Accrued property taxes	1,594	1,622
Accrued professional fees	981	947
Lease-related accruals	354	773
Other (b)	5,113	1,519
	$16,082	$9,380

(a)

Accrued payroll and related employee costs include $1,009,000 and $500,000 of accrued severance and benefits expenses as of December 31, 2015 and 2014, respectively, related to the retirement of the Company’s former President on August 19, 2015 and former Chief Executive Officer on December 31, 2014, as discussed in Note 13, Leadership Changes and Restructuring Activities.

(b)

Other accrued liabilities include $3,251,000 payable in connection with the December 28, 2015 judgment resulting from the litigation matter concerning the Company’s acquisition of the net assets of HBN, as discussed in Note 14, Commitments and Contingencies.

9. Debt

Debt consists of the following (in thousands):

	As of December 31,
	2015	2014
2013 Senior Secured Credit Facility, principal of $520 payable quarterly, matures in July 2020, net of unamortized discount of $751 and $360 as of December 31, 2015 and 2014, respectively	$201,884	$211,673
Less current portion	(14,805)	(9,460)
	$187,079	$202,213

Maturities of debt are as follows as of December 31, 2015 (in thousands):

Year ending December 31:
2016	$14,805
2017	2,078
2018	2,078
2019	2,078
2020	181,596
$202,635

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Senior Secured Credit Facility

On April 16, 2010, the Company entered into a credit agreement with several lenders and administered by a bank, collectively referred to herein as the “2010 Senior Secured Credit Facility.” The 2010 Senior Secured Credit Facility consisted of a $215,000,000 term loan facility and a $10,000,000 revolving loan facility. On December 31, 2012, the 2010 Senior Secured Credit Facility was amended, providing for an additional term loan in an aggregate principal amount equal to $45,000,000. The proceeds were used to fund the acquisition of certain assets of RE/MAX/KEMCO Partnership L.P. d/b/a RE/MAX of Texas.

On July 31, 2013, the Company entered into a new credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.” In connection therewith, proceeds received were used to re-pay existing indebtedness pursuant to the 2010 Senior Secured Credit Facility and for working capital, capital expenditures and general corporate purposes. The 2013 Senior Secured Credit Facility consists of a $230,000,000 term loan facility and a $10,000,000 revolving loan facility. The 2010 Senior Secured Credit Facility was, and the 2013 Senior Secured Credit Facility is structured as a loan syndication, whereby several lenders individually loaned specific amounts to the Company and the Company is obligated to repay each individual lender. Therefore, the Company evaluated if the terms of amounts owed to each lender under the 2010 Senior Secured Credit Facility were substantially different than the amounts owed to each lender under the 2013 Senior Secured Credit Facility. For amounts owed to lenders with terms that were substantially different than the 2013 Senior Secured Credit Facility or for lenders that did not participate in the 2013 Senior Secured Credit Facility, the Company accounted for the repayment transaction as early extinguishments of debt and recorded a loss of $1,664,000 during the year ended December 31, 2013 related to unamortized debt discount and issuance costs. For amounts owed to lenders with terms that were not substantially different, the Company accounted for the repayment transaction as a modification. In connection with the 2013 Senior Secured Credit Facility, the Company incurred costs of $3,327,000, of which $1,345,000 was recorded in “Debt issuance costs, net” in the accompanying Consolidated Balance Sheets and are being amortized to interest expense over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $1,982,000 was expensed as incurred.

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both London Interbank Offered Rate (“LIBOR”) and Alternate Base Rate (“ABR”) loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts the Company may distribute in the form of dividends to its non-controlling unitholders and stockholders of its Class A common stock, referred to herein as the “First Amendment.” Interest rates with respect to the amended term loan facility and revolving loan facility are based, at the Company’s option, on (a) adjusted LIBOR, provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3.25% or (b) ABR, provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate for a one month interest period plus 1%, plus a maximum applicable margin of 2.25%. The applicable margin is subject to quarterly adjustments based on the Company’s total leverage ratio as defined in the 2013 Senior Secured Credit Facility. The interest rate in effect as of December 31, 2015 was 4.25%. In connection with the First Amendment, the Company incurred costs of $1,086,000 during the year ended December 31, 2015, of which $555,000 was recorded as an unamortized debt discount and are being amortized over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $531,000 was expensed as incurred.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made excess cash flow prepayments of $7,320,000 and $14,627,000 during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company expects to make an estimated mandatory principal excess cash flow prepayment of $12,727,000 pursuant to the terms of the 2013 Senior Secured Credit Facility within the next 12-month period. Mandatory principal payments of approximately $520,000 are due quarterly until the facility matures on July 31, 2020 and will be reduced pro-rata by the amount of any excess cash flow principal prepayments made. During the year ended December 31, 2013, the Company made a mandatory principal excess cash flow prepayment of $8,000,000 in accordance with the terms of the 2010 Senior Secured Credit Facility. The Company accounted for the aforementioned mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss during the years ended December 31, 2015, 2014 and 2013 of $94,000, $178,000 and $134,000, respectively, related to unamortized debt discount and issuance costs. The Company may make optional prepayments on the term loan facility at any time; however, no such optional prepayments were made during the years ended December 31, 2015, 2014 or 2013.

The estimated fair value of the Company’s debt as of December 31, 2015 and 2014 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at that date and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of its 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the 2013 Senior Secured Credit Facility are included in the accompanying Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The following table summarizes the carrying values and fair values of the 2013 Senior Secured Credit Facility as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015		2014
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
2013 Senior Secured Credit Facility	$201,884	$198,583	$211,673	$208,853

The 2013 Senior Secured Credit Facility requires compliance with certain operational and financial covenants to the extent the Company has an outstanding balance on its revolving loan facility at the end of each quarter. The Company did not have an outstanding balance on the revolving loan facility as of December 31, 2015 and as such, no covenants were in effect.

The Company had no borrowings drawn on the revolving loan facility during the years ended December 31, 2015 and 2014. The Company pays a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

“Income before provision for income taxes” as shown in the accompanying Consolidated Statements of Income is comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$52,127	$40,103	$23,729
Foreign	11,253	13,824	7,367
Total	$63,380	$53,927	$31,096

Components of the “Provision for income taxes” in the accompanying Consolidated Statements of Income consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$5,451	$4,304	$348
Foreign	3,019	3,383	2,068
State and local	1,029	396	26
Total current expense	9,499	8,083	2,442
Deferred expense
Federal	2,333	1,741	366
Foreign	25	(5)	9
State and local	173	129	27
Total deferred expense	2,531	1,865	402
Provision for income taxes	$12,030	$9,948	$2,844

Prior to October 7, 2013, the Company had not been subject to U.S. federal income taxes as RMCO is organized as a limited liability company; however, RMCO was, and continues to be, subject to certain other foreign, state and local taxes. As a result of the IPO and Reorganization Transactions, the portion of RMCO’s income attributable to RE/MAX Holdings is subject to U.S. federal, state, local and foreign income taxes and is taxed at the prevailing corporate tax rates. The provision for income taxes is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings. The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes on RE/MAX Holdings’ proportionate share of RMCO’s net income. The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC that are allocated to the non-controlling interest.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	34.0%
Increase due to state and local taxes, net of federal benefit	2.6%	2.6%	2.6%
Effect of permanent differences	1.0%	0.6%	1.2%
Income attributable to non-controlling interests	-19.6%	-19.8%	-28.7%
Effective tax rate	19.0%	18.4%	9.1%

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Net income taxes (payable) receivable were ($451,000) and $576,000 at December 31, 2015 and 2014, respectively.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets.

These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2015	2014
Current deferred tax assets
Compensation and benefits	$1,280	$372
Allowance for doubtful accounts	768	489
Accrued liabilities	713	—
Deferred revenue	205	171
Other	366	338
Total current deferred tax assets (a)	3,332	1,370
Long-term deferred tax assets
Goodwill, other intangibles and other assets (b)	95,275	59,124
Imputed interest deduction pursuant to tax receivable agreements	8,380	6,356
Rent liabilities	1,839	1,337
Other	885	636
Total long-term deferred tax assets	106,379	67,453
Long-term deferred tax liabilities
Property and equipment and other long-lived assets	(466)	(367)
Investments in equity method investees	—	(373)
Total long-term deferred tax liabilities	(466)	(740)
Net long-term deferred tax assets	105,913	66,713
Total deferred tax assets and liabilities	$109,245	$68,083

(a)	Current deferred tax assets are included in “Other current assets” in the accompanying Consolidated Balance Sheets.
(b)

Long-term deferred tax assets related to goodwill, other intangibles and other assets and liabilities increased primarily due to the increase in the tax basis of certain intangible assets resulting from RE/MAX Holdings’ increased investment in RMCO from the Secondary Offering. In connection with the Secondary Offering, a long-term deferred tax asset of $43,774,000 was recorded in the accompanying Consolidated Balance Sheets.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the years ended December 31, 2015, 2014 and 2013. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the “Provision for income taxes” in the accompanying Consolidated Statements of Income.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. RE/MAX Holdings will file its 2015 income tax return by September 15, 2016. RE/MAX Holdings filed its 2014 tax return on September 9, 2015 and filed its initial income tax return for the period from October 7, 2013 through December 31, 2013 on September 12, 2014. RMCO is not subject to federal income taxes as it is a flow-through entity, however, RMCO is still required to file an annual U.S. Return of Partnership Income. The Company was notified on January 6, 2016 that RMCO’s 2013 U.S. Return of Partnership Income was selected for examination by the Internal Revenue Service and the audit has not yet commenced. With respect to state and local jurisdictions and countries outside of the U.S., the Company and its subsidiaries are typically subject to examination for three to four years after the income tax returns have been filed.

11. Capital Structure

RE/MAX Holdings Capital Structure

Subsequent to the IPO and Reorganization Transactions as described in Note 1, Business and Organization, RE/MAX Holdings has two classes of common stock, Class A common stock and Class B common stock, which are described as follows:

Class A common stock

Holders of shares of Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Additionally, holders of shares of Class A common stock are entitled to receive dividends when and if declared by the Company’s Board of Directors, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Upon dissolution, liquidation or the sale of all or substantially all of the Company’s assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive the Company’s remaining assets available for distribution on pro-rata basis.

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

The voting rights of the Class B common stock will be reduced to one times the aggregate number of RMCO Common Units held after any of the following events: (i) October 7, 2018; (ii) the death of David Liniger, the Company’s Chief Executive Officer, Chairman and Co-Founder; or (iii) at such time as RIHI’s ownership of RMCO Common Units falls below 30% of the number of RMCO common units held by RIHI immediately after the IPO. Additionally, if any Common Units of RMCO are validly transferred in accordance with the terms of the New RMCO, LLC Agreement, the voting rights of the corresponding shares of Class B common stock transferred will also be reduced to one times the aggregate number of RMCO Common Units held by such transferee, unless the transferee is David Liniger.

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

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

RE/MAX Holdings Shares of Class A Common Stock and Restricted Stock Units

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

During the years ended December 31, 2015, 2014 and 2013, the Company recognized equity-based compensation expense of $1,453,000,  $2,002,000 and $247,000, respectively, associated with the restricted stock units mentioned above. As of December 31, 2015, $2,141,000 of total unrecognized compensation cost, net of assumed forfeitures, related to non-vested restricted stock units is expected to be recognized over a weighted-average period of 2.0 years. This excludes $59,000 of incremental compensation cost to be recognized during the first quarter of 2016 for 12,109 unvested restricted stock units expected to vest in April 2016 on an accelerated timeline in connection with a separation and transition agreement entered into with the Company’s current Co-Chief Financial Officer and former Chief Operating Officer as described in Note 13, Leadership Changes and Restructuring Activities. The total recorded tax benefit related to the restricted stock units granted by RE/MAX Holdings was $54,000 and $92,000 for the year ended December 31, 2015 and 2014, respectively, and was recorded in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit.

In addition, on October 7, 2013 RE/MAX Holdings granted 107,971 restricted stock units with a weighted average grant-date fair value of $18.96, which reflects a discount for the lack of marketability of the restricted stock units, to certain employees in connection with the IPO that vested upon grant. The underlying shares were issued on May 20, 2014, of which 30,519 shares were withheld and cancelled to cover the Company’s minimum statutory tax withholding obligation. The estimated value of the withheld shares was $818,000. Concurrently, 30,519 common units in RMCO owned by RE/MAX Holdings were cancelled. The related corporate income tax benefit realized upon the issuance of the underlying shares was approximately $125,000 and was recorded in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit. Non-cash compensation expense of $2,047,000 associated with these restricted stock units was recognized during the year ended December 31, 2013. The total associated tax benefit was $345,000 and was recorded in “Deferred tax assets, net” in the accompanying Consolidated Balance Sheets during 2013.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s activity for restricted stock units for the year ended December 31, 2015:

Restricted Stock
Units
Balance, January 1, 2015	40,472
Granted	85,680
Forfeited	(6,588)
Delivered and exchanged for shares of Class A common stock (a)	(14,866)
Cancelled (b)	(7,933)
Balance, December 31, 2015	96,765

As of December 31, 2015
Vested	—
Unvested	96,765

(a)

In connection with a retirement agreement entered into with the Company’s former President as described in Note 13, Leadership Changes and Restructuring Activities,  7,576 unvested restricted stock units granted in October 2013 vested in August 2015 on an accelerated timeline. As such, incremental equity-based compensation expense of $216,000 was recognized during the year ended December 31, 2015.

(b)

During the year ended December 31, 2015, 22,799 restricted stock units vested, of which 7,933 shares were withheld and cancelled with an estimated value of $295,000 to cover the Company’s minimum statutory tax withholding obligation.

At December 31, 2015, there were 1,936,215 additional shares available for the Company to grant under the 2013 Incentive Plan.

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

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

2013
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	78.0%
Expected term (years)	5.1
Risk-free interest rate	0.75%

A portion of the Class B common unit options granted in 2012 vested on the grant date, and the remaining options vested on June 15, 2013. Compensation expense of $701,000 was recognized during the year ended December 31, 2013. The weighted average grant-date fair value of the Class B common unit options was $56.83. The total fair value of the Class B common unit options that vested during the year ended December 31, 2013 was approximately $895,000. As of December 31, 2015, there was no unrecognized compensation cost related to Class B common unit options granted under the Plan.

Additionally, in connection with the retirement of the Company’s former Chief Executive Officer and pursuant to the terms of the Separation Agreement, the remaining contractual term of the related RE/MAX Holdings’ Class A common stock options outstanding was reduced to two years as of December 31, 2014. No related incremental compensation cost was recognized and no such stock options were outstanding as of December 31, 2015.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2015 (weighted average remaining contractual term in years and aggregate intrinsic value in thousands):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Balance at January 1, 2015	652,500
Granted	—
Exercised	(624,443)	$3.60
Forfeited	—
Forfeited	—
Balance at December 31, 2015 (a)	28,057		6.9	$946
Exercisable at December 31, 2015	28,057		6.9	$946

(a)

In connection with a separation and transition agreement entered into with the Company’s Co-Chief Financial Officer and former Chief Operating Officer as described in Note 13, Leadership Changes and Restructuring Activities, the remaining contractual term of the related RE/MAX Holdings’ Class A common stock options outstanding was reduced to approximately 6 months as of January 7, 2016. This modification is not reflected in the weighted average remaining contractual term included in this table.

The Company received $2,248,000 and $486,000 in cash proceeds related to the exercise of stock options for the years ended December 31, 2015 and 2014, respectively. Upon the exercise of stock options, shares of Class A common stock are issued from authorized common shares. The Company recorded a corporate income tax benefit relating to the options exercised during the years ended December 31, 2015 and 2014 of $2,716,000 and $519,000, respectively, in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Equity. The total intrinsic value of stock options exercised during the years ended December 31, 2015 and 2014 were $19,154,000 and $3,839,000, respectively. No options were exercised during the year ended December 31, 2013.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

13. Leadership Changes and Restructuring Activities

On May 4, 2015, the Company’s former President entered into a retirement agreement with the Company (the “Retirement Agreement”) pursuant to which he retired on August 19, 2015. Subject to the terms of the Retirement Agreement, the Company is required to provide retirement benefits over a 24-month period, beginning in September 2015. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Retirement Agreement, with a corresponding charge to “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. The Company incurred a total cost of $877,000, including $216,000 of equity-based compensation expense, during year ended December 31, 2015. As of December 31, 2015, the short-term portion of the liability was $250,000 and is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets and the long-term portion of the liability was $175,000 and is included in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

On December 31, 2014, the Company’s former Chief Executive Officer retired and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company is required to provide severance and other related benefits over the next 36-month period, beginning in October 2015. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation Agreement, with a corresponding charge to “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Income. The Company will incur a total cost of $3,581,000, including $1,007,000 of equity-based compensation expense. Of this amount, $12,000 and $3,545,000 was recorded during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the short-term portion of the liability was $759,000 and $500,000, respectively, and is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets. As of December 31, 2015 and 2014, the long-term portion of the liability was $789,000 and $1,488,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

In addition, management of the Company approved and implemented a restructuring plan during the fourth quarter of 2014 designed to improve operating efficiencies, which reduced the Company’s overall headcount at its corporate headquarters (the “Restructuring Plan”). In connection with the Restructuring Plan, the Company incurred a total of $1,303,000 in expenses related to severance and outplacement services provided to certain former employees of the Company, all of which was recorded during the year ended December 31, 2014. These expenses are included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Income.

All severance and other related costs are entirely attributable to the Company’s Real Estate Franchise Services reportable segment. The following table presents a rollforward of the estimated fair value liability established for total severance and other related costs that occurred during the years ended December 31, 2015 and 2014, including those costs incurred for the aforementioned leadership changes and restructuring activities (in thousands):

	2015	2014
Balance, January 1	$2,408	$—
Severance and other related expenses	1,554	4,848
Accretion	82	—
Cash payments	(1,807)	(1,433)
Non-cash adjustment (a)	(216)	(1,007)
Balance, December 31	$2,021	$2,408

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

(a)

For the year ended December 31, 2015, the non-cash adjustment represents the non-cash equity-based compensation expense recorded for the accelerated vesting of 7,576 restricted stock units on August 19, 2015 pursuant to the terms of the Retirement Agreement as discussed in Note 12, Equity-Based Compensation. For the year ended December 31, 2014, the non-cash adjustment represents the non-cash equity-based compensation expense recorded for the accelerated vesting of 30,304 restricted stock units on December 31, 2014 pursuant to the terms of the Separation Agreement.

Subsequent Events

On January 7, 2016, the Company’s Co-Chief Financial Officer and former Chief Operating Officer entered into a separation and transition agreement (the “Separation and Transition Agreement”) pursuant to which he will serve as Co-Chief Financial Officer from January 15, 2016 through March 31, 2016 and will separate from the Company effective March 31, 2016. Subject to the terms of the Separation and Transition Agreement, the Company is required to provide a lump sum severance payment of $575,000, and 12,109 unvested restricted stock units will vest upon his departure.

14. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable operating leases, subject to certain provisions for renewal options and escalation clauses. Future minimum payments (including those allocated to an affiliate) under these leases and commitments, net of payments under sublease agreements, are as follows (in thousands):

	Rent Payments (a)	Sublease Receipts	Total Cash Outflows
Year ending December 31:
2016	$8,144	$(1,020)	$7,124
2017	8,170	(915)	7,255
2018	8,320	(894)	7,426
2019	8,434	(527)	7,907
2020	8,684	(119)	8,565
Thereafter	68,043	—	68,043
	$109,795	$(3,475)	$106,320

(a)

As described in Note 5, Acquisitions and Dispositions, the Company sold RE/MAX Equity Group and RE/MAX 100 in 2015. In connection with these sales, the Company assigned its obligations under and rights, title and interest in a total of 18 leases to the respective purchaser as described further below. As of December 31, 2015, the Company was no longer contractually obligated to make rental payments under the respective lease agreements except in the event of default by the purchaser, and thus are not reflected as future minimum rental payments. In addition, the Company sold RE/MAX Northwest on January 20, 2016 and the related assets and liabilities sold were classified as held for sale as of December 31, 2015. Total rental payments under the three related operating leases of $2,740,000 are reflected as future minimum rental payments for purposes of this table.

Minimum rent payments under noncancelable operating leases are recognized on a straight-line basis over the terms of the leases. Rent expense, excluding amounts related to gain or loss on sublease, was $10,629,000, $12,362,000 and $12,686,000 for the years ended December 31, 2015, 2014 and 2013, respectively, net of amounts recorded under sublease agreements of $1,163,000, $1,126,000 $674,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

In April 2010, the Company entered into an 18-year lease for its corporate headquarters office building (the “Master Lease”). The Company may, at its option, extend the Master Lease for two renewal periods of 10 years. Under the terms of the Master Lease, the Company pays an annual base rent, which escalates 3% each year, including the first optional renewal period. The first year of the second optional renewal period is at a fair market rental value, and the rent escalates 3% each year until expiration. The Company pays for operating expenses in connection with the ownership, maintenance, operation, upkeep and repair of the leased space. The Company may assign or sublet an interest in the Master Lease only with the approval of the landlord.

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

During March 2011, the Company entered into a sublease agreement with an unrelated third party to lease up to 20,000 square feet of the office space under its Master Lease. The estimated costs the Company expected to incur related to the subleased space exceeded the anticipated revenues the Company expected to receive under the sublease agreement and as such, the Company recorded a liability with a related loss on the sublease. In November 2012, the sublease was terminated prior to its expiration date. As a result, the Company commenced efforts to market the office space for sublease with a new tenant. On November 15, 2013, a sublease agreement was entered into with a new tenant with a sublease term of five years to lease up to 20,000 square feet of office space under its Master Lease. As such, the Company recorded an adjustment to the existing liability and recorded a loss related to the subleased office space of $1,179,000 to “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Income during the year ended December 31, 2013. The aforementioned loss and associated liability was attributable to the Company’s Real Estate Franchise Services reportable segment. As of December 31, 2015 and 2014, the short-term portion of the liability was approximately $349,000 and $346,000, respectively, and is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets. As of December 31, 2015 and 2014, the long-term portion of the liability was approximately $799,000 and $1,148,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

Contingencies

In connection with the sale of the assets and liabilities related to the Company’s owned brokerage offices as described in Note 5, Acquisitions and Dispositions, the Company entered into two Assignment and Assumption of Leases Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in a total of 18 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments over approximately the next 65-month period under the respective lease agreements and accordingly, as of December 31, 2015, the Company has outstanding lease guarantees of $6,630,000. This amount represents the maximum potential amount of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreements govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser. As of December 31, 2015, the likelihood of default by any purchaser on the Assignment Agreements was deemed to be less than probable and as such, the Company did not record a liability in the accompanying Consolidated Balance Sheets nor a related charge in the accompanying Consolidated Statements of Income during the year ended December 31, 2015.

In addition, the Company maintains a self-insurance program for health benefits. As of December 31, 2015 and 2014, the Company recorded a liability of $309,000 and $285,000, respectively, related to this program.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries and any insurance recoveries are recorded in “Accounts and notes receivable, current portion” in the accompanying Consolidated Balance Sheets with a corresponding reduction to “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

In connection with the Company’s acquisition of the net assets of HBN on October 7, 2013 (as described in Note 5, Acquisitions and Dispositions), several shareholders of HBN (the “Defendants”) dissented from the transaction and demanded payment for their shares in excess of consideration paid. Pursuant to the dissenters’ rights statute in the State of Colorado, on February 11, 2014, HBN petitioned the District Court of Denver County, Colorado (the “Court”) to determine the fair value of HBN. A trial occurred between April 14, 2015 and April 17, 2015. The Court rendered a decision on December 28, 2015 and concluded that the fair value of HBN on October 7, 2013 was higher than the amount paid. Accordingly, the Court awarded the Defendants $3,153,000, which represents the amount of the Defendants’ share of HBN’s fair value as determined by the Court in excess of the consideration paid, as well as accrued interest from October 7, 2013 through the date of judgment. In addition, the Court’s decision provides for the payment of certain costs incurred in connection with the litigation and additional interest from the judgment date until the payment date. On February 2, 2016, the Company paid $3,251,000 to satisfy fully the judgment in the case.  As a result of this conclusion, the Company recorded an accrual and corresponding charge of $2,703,000 in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income during the year ended December 31, 2015 in addition to the previously recorded amount of $26,000 during the year ended December 31, 2014, and the Company recorded an accrual and corresponding charge of $522,000 in “Interest expense” in the accompanying Consolidated Statements of Income during the year ended December 31, 2015.

Except for the ongoing litigation concerning the acquisition of the net assets of HBN, management of the Company believes other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

15. Guarantees

In May 2015, the Company entered into a guarantee of the full and prompt payment and performance when due of all obligations due to a financial institution under a commercial line-of-credit agreement and note entered into by the Company’s equity-method investee, a residential mortgage operation in which the Company has a 50% interest (the “Guarantee”). The term of the line-of-credit agreement is 13 months and the total amount of advances requested and unpaid principal balance cannot exceed $15,000,000. The line of credit bears interest at the financial institution’s base rate. The Company had entered into a similar guarantee during May 2014, which expired as of May 2015. The outstanding balance on the line of credit was approximately $5,222,000 and $4,548,000 as of December 31, 2015 and 2014, respectively. The Company did not incur any payments under this guarantee during the year ended December 31, 2015, or in any prior periods.

In connection with the sale of RE/MAX Equity Group on December 31, 2015 as described in Note 5, Acquisitions and Dispositions, the Company sold its entire interest in, and transferred all of its obligations related to, the Company’s equity-method investments for which the Guarantee relates to. Consequently, the Company is no longer obligated by the Guarantee as of December 31, 2015.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

16. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2015, 2014 and 2013, the Company expensed $1,300,000, $990,000 and $926,000, respectively, for matching contributions to the 401(k) Plan.

17. Related-Party Transactions

The Company’s real estate brokerage operations pay advertising fees to regional and national advertising funds, which promote the RE/MAX brand. These advertising funds are corporations owned by a majority stockholder of RIHI, who is also the Company’s Chief Executive Officer, Chairman and Co-Founder, as trustee for RE/MAX agents. This individual does not receive any compensation from these corporations, as all funds received by the corporations are required to be spent on advertising for the respective regions. During the years ended December 31, 2015, 2014 and 2013, the Company’s real estate brokerage operations paid $917,000, $1,152,000 and $1,148,000, respectively, to these advertising funds. These payments are included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

Prior to October 7, 2013, RE/MAX 100 paid regional continuing franchise fees, broker fees and franchise sales revenue, as do all other RE/MAX franchisees in the Central Atlantic region, to Tails. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of Tails, and as such, prior to October 7, 2013, Tails was a related party to the Company. As described in Note 5, Acquisitions and Dispositions, a portion of the proceeds raised during the IPO was used to purchase certain assets of Tails. For the period from January 1, 2013 to October 7, 2013, the real estate brokerage operations expensed $244,000 in fees to Tails, which is included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. In addition, prior to December 31, 2015, RE/MAX 100 recorded a payable for outstanding fees to Tails’ affiliated regional advertising fund, which was paid in full on December 31, 2015. As of December 31, 2014, the amount of the payable was $1,031,000 and was included in “Accounts payable to affiliates” in the accompanying Consolidated Balance Sheets.

The Company receives continuing franchise fees, broker fees, franchise sales and other franchise revenue from regional franchisors. Several of the Company’s officers and stockholders of RIHI were also stockholders and officers of two of these regional franchisors, HBN and Tails. The business assets of HBN and Tails were acquired by RE/MAX Holdings on October 7, 2013 as described in Note 5, Acquisitions and Dispositions. For the period from January 1, 2013 to October 7, 2013, the Company received $2,648,000 in revenue from these entities, which is included in continuing franchise fees, broker fees and franchise sales and other franchise revenue in the accompanying Consolidated Statements of Income.

The majority stockholders of RIHI, including the Company’s current Chief Executive Officer, Chairman and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. During the years ended December 31, 2015, 2014 and 2013, the Company used the golf course for business purposes at no charge.

The Company provides services to certain affiliated entities such as accounting, legal, marketing, technology, human resources and public relations as well as allows these companies to share its leased office space. During the years ended December 31, 2015, 2014 and 2013, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $1,720,000, $2,186,000 and $3,064,000, respectively. In these cases, the Company bills affiliated companies for their actual or pro-rata share of such expenses. Such amounts are generally paid within 30 days and no such amounts were outstanding at December 31, 2015 and 2014. In addition, affiliated regional franchisors have current outstanding continuing franchise fees, broker fees and franchise sales revenue amounts due to the Company.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Such amounts are included in “Accounts receivable from affiliates” and “Accounts payable to affiliates” in the accompanying Consolidated Balance Sheets and comprise the balances from the following entities (in thousands):

	As of December 31,
	2015	2014
Accounts receivable from affiliates:
RE/MAX of Texas Advertising Fund	$—	$246
Other	—	(15)
Total accounts receivable from affiliates	—	231
Accounts payable to affiliates:
Central Atlantic Region Advertising Fund	—	(1,031)
Other	(66)	(83)
Total accounts payable to affiliates	(66)	(1,114)
Net accounts payable to affiliates	$(66)	$(883)

In February 2013, RMCO engaged Perella Weinberg Partners L.P. (“Perella Weinberg”), a Financial Industry Regulatory Authority Member, to serve as its financial advisor in connection with the IPO. As of December 31, 2014, two members of the Company’s Board of Directors, who resigned on March 11, 2015, were partners at an affiliate of Perella Weinberg. The engagement of Perella Weinberg as a financial advisor was approved by the independent members of RMCO’s Board of Managers prior to the IPO. For services rendered during the year ended December 31, 2013, the Company paid Perella Weinberg $848,500. In addition, on October 7, 2013, the Company paid Perella Weinberg a completion fee of $632,500 when the IPO closed. No amounts were paid to Perella Weinberg during the years ended December 31, 2015 or 2014.

18. Segment Information

The Company has two reportable segments: Real Estate Franchise Services and Brokerages. Management evaluates the operating results of its reportable segments based upon revenue and adjusted earnings before interest expense, interest income, the provision for income taxes, depreciation and amortization (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

Additionally, as a result of changes in management’s process to assess performance and allocate resources, the Company implemented a new segment structure beginning in the second quarter of 2014.  The changes in the Company’s segment structure relate to certain corporate-wide professional services expenses, which were previously reflected in the Brokerage and Other reportable segment and, beginning in the second quarter of 2014, are being reflected in the Real Estate Franchise Services reportable segment. All prior segment information has been recast to reflect the Company’s new segment structure and current presentation.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Adjusted EBITDA for the reportable segments excludes depreciation, amortization, interest expense, interest income and the provision for income taxes and is then adjusted for certain other non-cash items and other non-recurring cash charges or other items. Adjusted EBITDA for the reportable segments is also a key factor that is used by the Company’s internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of management for purposes of annual and other incentive compensation plans. The additional items that are adjusted to determine Adjusted EBITDA for the reportable segments include loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, equity-based compensation incurred in connection with grants of RMCO common units prior to the IPO and fully vested restricted stock units granted in conjunction with the IPO, non-cash straight-line rent expense, salaries paid to David Liniger, the Company’s Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, the Company’s Vice Chair and Co-Founder, that the Company discontinued upon completing the IPO, professional fees and certain expenses incurred in connection with the IPO and subsequent secondary offerings, acquisition related expenses and severance related expenses.

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

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables present the results of the Company’s reportable segments for the years ended December 31, 2015, 2014 and 2013, respectively:

	Revenue (a)
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Real Estate Franchise Services:
Continuing franchise fees	$74,921	$74,199	$65,728
Annual dues	31,759	30,729	29,527
Broker fees	32,656	29,014	25,078
Franchise sales and other franchise revenue	25,561	23,459	23,577
Brokerage revenue	—	—	—
	164,897	157,401	143,910
Brokerages:
Continuing franchise fees	(1,171)	(1,493)	(1,263)
Annual dues	(1)	(3)	(3)
Broker fees	(322)	(329)	(267)
Franchise sales and other franchise revenue	(93)	(19)	(3)
Brokerage revenue	13,558	15,427	16,488
	11,971	13,583	14,952
Total segment reporting revenues	$176,868	$170,984	$158,862

(a)

Transactions between the Real Estate Franchise Services and the Brokerages reportable segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services reportable segment include intercompany amounts paid from the Company’s brokerage services business of $1,587,000,  $1,844,000 and $1,536,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Such amounts are eliminated through the Brokerages reportable segment.

	Adjusted EBITDA
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Real Estate Franchise Services	$89,280	$83,227	$75,490
Brokerages	2,121	578	1,549
Total segment reporting adjusted EBITDA	$91,401	$83,805	$77,039

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the Company’s Adjusted EBITDA for its reportable segments to the Company’s consolidated balances is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Real Estate Franchise Services:
Net income	$47,044	$43,664	$26,792
Depreciation and amortization	14,827	15,032	14,791
Interest expense	10,371	9,266	14,641
Interest income	(178)	(313)	(321)
Provision for income taxes	11,181	9,894	2,882
EBITDA	83,245	77,543	58,785
(Gain) loss on sale or disposition of assets and sublease	(342)	(469)	1,110
Loss on early extinguishment of debt	94	178	1,798
Non-cash straight-line rent expense	954	1,045	1,298
Equity-based compensation expense incurred prior to or in conjunction with the IPO	—	—	2,748
Chairman executive compensation	—	—	2,261
Public offering related expenses	1,097	—	6,995
Severance related expenses (a)	1,482	4,617	—
Acquisition related expenses (b)	2,750	313	495
Adjusted EBITDA	$89,280	$83,227	$75,490

Brokerages:
Net income	$4,306	$315	$1,460
Depreciation and amortization	297	284	375
Interest expense	42	29	6
Interest income	—	—	—
Provision (benefit) for income taxes	849	54	(38)
EBITDA	5,494	682	1,803
(Gain) loss on sale or disposition of assets and sublease	(3,308)	129	(139)
Non-cash straight-line rent expense	(65)	(233)	(115)
Adjusted EBITDA	$2,121	$578	$1,549

Consolidated:
Net income	$51,350	$43,979	$28,252
Depreciation and amortization	15,124	15,316	15,166
Interest expense	10,413	9,295	14,647
Interest income	(178)	(313)	(321)
Provision for income taxes	12,030	9,948	2,844
EBITDA	88,739	78,225	60,588
(Gain) loss on sale or disposition of assets and sublease	(3,650)	(340)	971
Loss on early extinguishment of debt	94	178	1,798
Non-cash straight-line rent expense	889	812	1,183
Equity-based compensation expense incurred prior to or in conjunction with the IPO	—	—	2,748
Chairman executive compensation	—	—	2,261
Public offering related expenses	1,097	—	6,995
Severance related expenses (a)	1,482	4,617	—
Acquisition related expenses (b)	2,750	313	495
Adjusted EBITDA	$91,401	$83,805	$77,039

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

(a)

Severance related expenses include severance and other related expenses incurred in connection with the Restructuring Plan in 2014, the retirement of the Company’s former Chief Executive Officer on December 31, 2014 and subsequent organizational changes implemented during 2015, including the retirement of the Company’s former President on August 19, 2015. See Note 13, Leadership Changes and Restructuring Activities, for further details.

(b)

Acquisition related expenses include costs incurred in connection with the Company’s acquisitions of certain assets of HBN and Tails in October 2013, including legal, accounting and advisory fees as well as consulting fees for integration services. Acquisition related expenses also include a charge of $2,729,000 resulting from a judgment granted to the Defendants by the Court in the litigation concerning the net assets of HBN during the year ended December 31, 2015, as discussed in Note 14, Commitments and Contingencies.

Segment long-lived and total assets are as follows:

	As of December 31,
	2015	2014
	(in thousands)
Long-lived assets:
Real Estate Franchise Services	$250,567	$222,888
Brokerages (a)	—	4,673
Total long-lived assets	$250,567	$227,561

Total assets:
Real Estate Franchise Services	$384,959	$349,481
Brokerages (a)	354	8,846
Total assets	$385,313	$358,327

(a)

The Company sold certain operating assets related to 18 owned brokerage offices in 2015 attributable to the Brokerages reportable segment and therefore, the related assets are not reflected in total long-lived assets nor total assets as of December 31, 2015 in the accompanying Consolidated Balance Sheets. Additionally, the sale of the operating assets of RE/MAX Northwest met the criteria to be classified as held for sale and thus are reflected in “Assets held for sale” in the accompanying Consolidated Balance Sheets as of December 31, 2015. See Note 5, Acquisitions and Dispositions, for further disclosures regarding these divestitures.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Information concerning the Company’s principal geographic areas is as follows:

	As of and for the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue (a):
U.S.	$146,850	$138,458	$124,686
Canada	21,978	23,975	25,168
Outside U.S. and Canada	8,040	8,551	9,008
Total	$176,868	$170,984	$158,862

Total long-lived assets (b):
U.S.	$141,392	$156,926
Canada	3,142	3,732
Outside U.S. and Canada	—	—
Total	$144,534	$160,658

Total assets:
U.S.	$374,568	$349,965
Canada	10,745	7,469
Outside U.S. and Canada	—	893
Total	$385,313	$358,327

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

Subsequent Events

The dispositions of RE/MAX Equity Group and RE/MAX 100 in 2015 and RE/MAX Northwest in January 2016 resulted in the cessation of operations for the Company’s Brokerages reportable segment. Thus, during the first quarter of 2016, the Company began to operate in one reportable segment, Real Estate Franchise Services.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

19. Quarterly Financial Information (unaudited)

Summarized quarterly results for the years ended December 31, 2015 and 2014 were as follows:

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except shares and per share amounts)
Total revenue	$44,207	$44,277	$45,110	$43,274
Total operating expenses	28,884	22,921	24,498	26,410
Operating income	15,323	21,356	20,612	16,864
Total other expenses, net	(4,045)	(1,841)	(2,142)	(2,747)
Income before provision for income taxes	11,278	19,515	18,470	14,117
Provision for income taxes	(2,148)	(3,457)	(3,277)	(3,148)
Net income	9,130	16,058	15,193	10,969
Less: net income attributable to non-controlling interest	6,379	11,088	10,396	6,923
Net income attributable to RE/MAX Holdings, Inc.	$2,751	$4,970	$4,797	$4,046

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.23	$0.41	$0.39	$0.28
Diluted	$0.22	$0.40	$0.39	$0.28
Weighted average shares of Class A common stock outstanding
Basic	11,817,605	12,225,678	12,333,690	14,283,839
Diluted	12,293,505	12,399,527	12,420,748	14,351,911

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except shares and per share amounts)
Total revenue	$41,880	$42,299	$44,240	$42,565
Total operating expenses	29,224	23,287	24,326	30,312
Operating income	12,656	19,012	19,914	12,253
Total other expenses, net	(2,973)	(1,374)	(2,743)	(2,818)
Income before provision for income taxes	9,683	17,638	17,171	9,435
Provision for income taxes	(1,885)	(3,129)	(3,116)	(1,818)
Net income	7,798	14,509	14,055	7,617
Less: net income attributable to non-controlling interest	5,390	10,132	9,780	5,241
Net income attributable to RE/MAX Holdings, Inc.	$2,408	$4,377	$4,275	$2,376

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.21	$0.38	$0.37	$0.20
Diluted	$0.20	$0.36	$0.35	$0.19
Weighted average shares of Class A common stock outstanding
Basic	11,607,971	11,593,885	11,579,669	11,662,874
Diluted	12,254,474	12,230,014	12,229,010	12,259,440

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2015 with respect to shares of our Class A common stock issuable under our equity compensation plan:

Equity Compensation Plan Information
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to		Weighted-Average		Equity Compensation
	be Issued Upon Exercise		Exercise Price of		Plans (Excluding
	of Outstanding Options,		Outstanding Options,		Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights		Column (a))
Equity compensation plans approved by security holders	124,822	(1)	$3.60	(2)	1,936,215
Equity compensation plans not approved by security holders	—		—		—
Total	124,822	(1)	$3.60	(2)	1,936,215

(1)	Includes 28,057 shares issuable upon exercise of outstanding options and 96,765 shares issuable upon vesting of unvested restricted stock units.
(2)	The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014
•	Consolidated Statements of Income for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013
•	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013
•	Consolidated Statements of Redeemable Preferred Units and Stockholders’ Equity/Members’ Deficit for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013
•	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

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

RE/MAX Holdings, Inc. (Registrant)

Date: February 26, 2016	By:	/s/ David L. Liniger
David L. Liniger
Chief Executive Officer, Chairman and Co-Founder (Principal Executive Officer)

Date: February 26, 2016	By:	/s/ Karri R. Callahan
Karri R. Callahan
Co-Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David L. Liniger	Chief Executive Officer, Chairman and Co-Founder	February 26, 2016
David L. Liniger	(Principal Executive Officer)

/s/ Karri R. Callahan	Co-Chief Financial Officer (Principal	February 26, 2016
Karri R. Callahan	Financial Officer and Principal Accounting Officer)

/s/ Gail A. Liniger	Vice Chair and Co-Founder	February 26, 2016
Gail A. Liniger

/s/ Richard O. Covey	Director	February 26, 2016
Richard O. Covey

/s/ Kathleen J. Cunningham	Director	February 26, 2016
Kathleen J. Cunningham

/s/ Roger J. Dow	Director	February 26, 2016
Roger J. Dow

/s/ Ronald E. Harrison	Director	February 26, 2016
Ronald E. Harrison

/s/ Daryl L. Jesperson	Director	February 26, 2016
Daryl L. Jesperson

/s/ Daniel J. Predovich	Director	February 26, 2016
Daniel J. Predovich

/s/ Christine M. Riordan	Director	February 26, 2016
Christine M. Riordan

/s/ Joseph A. DeSplinter	Director	February 26, 2016
Joseph A. DeSplinter

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Asset Purchase Agreement, dated as of December 31, 2012, by and among RE/MAX/KEMCO Partnership, L.P., d/b/a RE/MAX of Texas, RE/MAX, LLC and Richard Filip, Charles El-Moussa, Brian Parker and Philip Leung. (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request by the SEC.)	S-1	333-190699	9/19/2013	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Bylaws of RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	3.2
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
10.1	2013 Omnibus Incentive Plan and related documents.	S-8	333-191519	10/1/2013	4.2
10.2	Credit Agreement, dated as of July 31, 2013, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-190699	8/19/2013	10.4
10.3	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.4	Employment Agreement, dated as of March 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Margaret M. Kelly.	S-1	333-190699	9/19/2013	10.6
10.5	Employment Agreement, dated as of March 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and David M. Metzger.	S-1	333-190699	9/19/2013	10.7
10.6	Employment Agreement, dated as of July 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Geoffrey Lewis.	S-1	333-190699	9/19/2013	10.8
10.7	Employment Agreement, dated as of October 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Mike Ryan.	S-1	333-190699	9/19/2013	10.9
10.8	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.9	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.10	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-Q	001-36101	11/14/2013	10.10

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.11	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.12	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12
10.13	Plan of Reorganization and Purchase Agreement, dated as of August 9, 2013, by and among Buena Suerte Holdings Inc., HBN, Inc. and HBN Holdco, Inc.	S-1	333-190699	9/27/2013	10.19
10.14	Plan of Reorganization and Purchase Agreement, dated as of August 9, 2013, by and among Buena Suerte Holdings Inc., Tails, Inc. and Tails Holdco, Inc.	S-1	333-190699	9/27/2013	10.20
10.15	Form of Option Substitution Award.	S-1	333-190699	9/27/2013	10.2
10.16	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.	S-1	333-190699	9/27/2013	10.3
10.17	Form of Restricted Stock Unit Award.	S-1	333-190699	9/27/2013	10.14
10.18	Form of Restricted Stock Award (Directors and Senior Officers).	S-1	333-190699	9/27/2013	10.15
10.19	Form of Restricted Stock Award (General).	S-1	333-190699	9/27/2013	10.16
10.20	Form of Stock Option Award (Directors and Senior Officers).	S-1	333-190699	9/27/2013	10.17
10.21	Form of Stock Option Award (General).	S-1	333-190699	9/27/2013	10.18
10.22	Form of Restricted Stock Unit Award (Vested IPO Awards).	S-1	333-190699	9/27/2013	10.21
10.23	Separation and Release of Claims Agreement, dated as of December 11, 2014 by and between Margaret Kelly, RE/MAX Holdings, Inc., RE/MAX, LLC and RIHI, Inc.	8-K	001-36101	12/12/2014	10.1
10.24	First Amendment to Credit Agreement, dated as of March 11, 2015, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	001-36101	3/13/2015	10.24
10.25	Retirement Agreement, dated May 4, 2015, among Vincent J. Tracey, RE/MAX Holdings, Inc., RIHI, Inc., RMCO, LLC and RE/MAX, LLC.	10-Q	001-36101	5/8/2015	10.2
10.26	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC	10-Q	001-36101	8/7/2015	10.3
21.1	List of Subsidiaries	S-1	333-190699	9/10/2013	21.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer, Chairman and Co-Founder pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer, Chairman and Co-Founder and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X