Form 10-Q
period 2016-03-31
RE/MAX Holdings, Inc.
filed 2016-05-06
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of April 29, 2016 was 17,645,696 and 1, respectively.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$95,673	$110,212
Accounts and notes receivable, current portion, less allowances of $4,637 and $4,483, respectively	17,173	16,769
Assets held for sale	—	354
Other current assets	2,831	4,079
Total current assets	115,677	131,414
Property and equipment, net of accumulated depreciation of $13,179 and $13,183, respectively	2,691	2,395
Franchise agreements, net of accumulated amortization of $103,940 and $100,499, respectively	63,598	61,939
Other intangible assets, net of accumulated amortization of $8,410 and $8,929, respectively	5,587	4,941
Goodwill	75,004	71,871
Deferred tax assets, net	108,065	109,365
Other assets, net of current portion	2,213	1,861
Total assets	$372,835	$383,786
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$608	$449
Accounts payable to affiliates	130	66
Accrued liabilities	10,960	16,082
Income taxes payable	1,304	451
Tax and other distributions payable to non-controlling unitholders	3,003	—
Deferred revenue and deposits	16,983	16,501
Current portion of debt	14,332	14,805
Current portion of payable pursuant to tax receivable agreements	7,148	8,478
Liabilities held for sale	—	351
Other current liabilities	50	71
Total current liabilities	54,518	57,254
Debt, net of current portion	173,029	185,552
Payable pursuant to tax receivable agreements, net of current portion	91,557	91,557
Deferred tax liabilities, net	131	120
Other liabilities, net of current portion	9,957	9,889
Total liabilities	329,192	344,372
Commitments and contingencies (note 12)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,584,351 shares issued and outstanding as of March 31, 2016 and December 31, 2015	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	445,970	445,081
Retained earnings	6,951	4,693
Accumulated other comprehensive income (loss), net of tax	158	(105)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	453,081	449,671
Non-controlling interest	(409,438)	(410,257)
Total stockholders' equity	43,643	39,414
Total liabilities and stockholders' equity	$372,835	$383,786

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Continuing franchise fees	$18,907	$17,660
Annual dues	7,904	7,802
Broker fees	7,201	6,420
Franchise sales and other franchise revenue	8,793	8,426
Brokerage revenue	112	3,899
Total revenue	42,917	44,207
Operating expenses:
Selling, operating and administrative expenses	23,232	25,071
Depreciation and amortization	3,721	3,811
Loss on sale or disposition of assets, net	107	2
Total operating expenses	27,060	28,884
Operating income	15,857	15,323
Other expenses, net:
Interest expense	(2,281)	(2,809)
Interest income	51	67
Foreign currency transaction gains (losses)	164	(1,421)
Loss on early extinguishment of debt	(136)	(94)
Equity in earnings of investees	—	212
Total other expenses, net	(2,202)	(4,045)
Income before provision for income taxes	13,655	11,278
Provision for income taxes	(3,259)	(2,148)
Net income	$10,396	$9,130
Less: net income attributable to non-controlling interest	5,456	6,379
Net income attributable to RE/MAX Holdings, Inc.	$4,940	$2,751

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.28	$0.23
Diluted	$0.28	$0.22
Weighted average shares of Class A common stock outstanding
Basic	17,584,351	11,817,605
Diluted	17,638,667	12,293,505
Cash dividends declared per share of Class A common stock	$0.1500	$1.6250

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$10,396	$9,130
Change in cumulative translation adjustment	564	(533)
Other comprehensive income (loss), net of tax	564	(533)
Comprehensive income	10,960	8,597
Less: comprehensive income attributable to non-controlling interest	5,757	6,059
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$5,203	$2,538

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2016	17,584,351	$2	1	$—	$445,081	$4,693	$(105)	$(410,257)	$39,414
Net income	—	—	—	—	—	4,940	—	5,456	10,396
Distributions paid and payable to non-controlling unitholders	—	—	—	—	—	—	—	(4,887)	(4,887)
Equity-based compensation expense	—	—	—	—	766	—	—	—	766
Dividends paid to Class A common stockholders	—	—	—	—	—	(2,638)	—	—	(2,638)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	263	301	564
Cumulative effect adjustment from change in accounting principle	—	—	—	—	123	(44)	—	(51)	28
Balances, March 31, 2016	17,584,351	$2	1	$—	$445,970	$6,951	$158	$(409,438)	$43,643

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$10,396	$9,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,721	3,811
Bad debt expense	146	205
Loss on sale or disposition of assets, net	107	2
Loss on early extinguishment of debt	136	94
Equity-based compensation expense	766	142
Non-cash interest expense	115	97
Deferred income tax expense and other	1,153	681
Changes in operating assets and liabilities:
Accounts and notes receivable, current portion	(506)	(2,121)
Advances from/to affiliates	47	326
Other current and noncurrent assets	1,440	1,128
Other current and noncurrent liabilities	(4,122)	479
Deferred revenue and deposits, current portion	423	1,550
Payment pursuant to tax receivable agreements	(1,344)	—
Net cash provided by operating activities	12,478	15,524
Cash flows from investing activities:
Purchases of property, equipment and software	(1,389)	(335)
Proceeds from sale of property and equipment	—	10
Capitalization of trademark costs	(13)	(23)
Acquisitions, net of cash acquired of $131	(8,369)	—
Dispositions	200	—
Cost to sell assets	(146)	—
Net cash used in investing activities	(9,717)	(348)
Cash flows from financing activities:
Payments on debt	(13,247)	(7,840)
Capitalized debt amendment costs	—	(555)
Distributions paid to non-controlling unitholders	(1,884)	(65)
Dividends paid to Class A common stockholders	(2,638)	—
Payments on capital lease obligations	(27)	(71)
Proceeds from exercise of stock options	—	937
Net cash used in financing activities	(17,796)	(7,594)
Effect of exchange rate changes on cash	496	(235)
Net (decrease) increase in cash and cash equivalents	(14,539)	7,347
Cash and cash equivalents, beginning of year	110,212	107,199
Cash and cash equivalents, end of period	$95,673	$114,546
Supplemental disclosures of cash flow information:
Cash paid for interest and debt amendment costs	$2,280	$2,712
Net cash paid for income taxes	1,253	846
Schedule of non-cash investing and financing activities:
Tax and other distributions payable to non-controlling unitholders	$3,003	$30,830
Dividends payable to Class A common stockholders	—	19,383
Note receivable received as consideration for sale of brokerage operations assets	150	—
Capital leases for property and equipment	30	412
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	456	148

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013 and was capitalized on July 8, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share. A portion of the proceeds received by RE/MAX Holdings from the IPO was used to acquire the net business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) in the Southwest and Central Atlantic regions of the United States (“U.S.”), respectively, which were subsequently contributed to RMCO, LLC and its consolidated subsidiaries (“RMCO”), and the remaining proceeds were used to purchase common membership units in RMCO. After completion of the IPO, RE/MAX Holdings owned 39.56% of the common membership units in RMCO. During the fourth quarter of 2015, RIHI, Inc. (“RIHI”) redeemed 5,175,000 common units in RMCO in exchange for newly issued shares of RE/MAX Holdings’ Class A common stock on a one-for-one basis. Immediately upon redemption, RIHI sold its 5,175,000 shares of Class A common stock at $36.00 per share, less underwriting discounts and commissions (the “Secondary Offering”). As of March 31, 2016, RE/MAX Holdings owns 58.33% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  As a result, RE/MAX Holdings consolidates the financial position and results of operations of RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is one of the leading franchisors of residential and commercial real estate brokerage services throughout the U.S. and globally. During 2015, the Company operated a small number of real estate brokerage offices in the U.S. As discussed in Note 5, Acquisitions and Dispositions, the Company sold certain operating assets and liabilities of these brokerage offices during 2015 and the first quarter of 2016 and, subsequent thereto, no longer operates any real estate brokerage offices and no longer recognizes brokerage revenue. The Company’s revenue is derived from continuing franchise fees (which consist of fixed contractual fees paid monthly by regional franchise owners and franchisees based on the number of agents in the respective franchised region or office), annual dues from agents, broker fees (which consist of fees paid by regional franchise owners and franchisees for real estate commissions paid by customers when an agent sells a home), franchise sales and other franchise revenue (which consist of fees from initial sales and renewals of franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs) and brokerage revenue (which consists of fees assessed by the Company’s previously-owned brokerages for services provided to their affiliated real estate agents). The Company, as a franchisor, grants each broker-owner a license to use the RE/MAX brand, trademark, promotional and operating materials and concepts.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and comprise the condensed consolidated financial statements of the Company and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2016 and December 31, 2015, the results of its operations and comprehensive income for the three months ended March 31, 2016 and 2015, changes in its stockholders’ equity for the three months ended March 31, 2016 and results of its cash flows for the three months ended March 31, 2016 and 2015. Interim results may not be indicative of full year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas in which management uses assumptions include, among other things, the establishment of the allowance for doubtful trade accounts and notes receivable, the determination of the estimated lives of intangible assets, the estimates for amounts accrued for litigation matters, the estimates of the fair value of reporting units used in the annual assessment of goodwill, the fair value of assets acquired and the amounts due to RIHI and Oberndorf Investments LLC (“Oberndorf”) pursuant to the terms of the tax receivable agreements (“TRAs”) discussed in more detail in Note 3, Non-controlling Interest. Actual results could differ from those estimates.

Reclassifications

Certain items in the accompanying condensed consolidated financial statements as of December 31, 2015 and for the three months ended March 31, 2015 have been reclassified to conform to the 2016 presentation.

Segment Reporting

Prior to 2016, the Company operated in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprised the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name, intersegment revenue from the Company’s previously-owned brokerages and corporate-wide professional services expenses. The Brokerages reportable segment contained the operations of the Company’s previously-owned brokerage offices in the U.S., the results of operations of a mortgage brokerage company in which the Company previously-owned a non-controlling interest and reflected the elimination of intersegment revenue and other consolidation entries. During 2015 and the first quarter of 2016, the Company sold its 21 previously-owned brokerage offices in the Washington, D.C., Portland, Oregon and Seattle, Washington metropolitan areas, as discussed in Note 5, Acquisitions and Dispositions. These dispositions resulted in the cessation of operations for the Company’s Brokerages reportable segment. Thus, during the first quarter of 2016, the Company began to operate in one reportable segment, Real Estate Franchise Services. All prior segment information has been reclassified to reflect the Company’s new segment structure.

Principles of Consolidation

RE/MAX Holdings holds an approximate 60% economic interest in RMCO and, as its managing member, RE/MAX Holdings controls RMCO’s operations, management and activities. As a result, RE/MAX Holdings consolidates RMCO and records a non-controlling interest in the accompanying Condensed Consolidated Balance Sheets and records net income attributable to the non-controlling interest and comprehensive income attributable to the non-controlling interest in the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, respectively.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, statutory tax withholding requirements, forfeitures and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016.  Early adoption is permitted in any interim or annual reporting period. The standard requires the guidance related to forfeitures and the timing of when excess tax benefits are recognized to be applied using a modified retrospective transition method, the guidance related to the accounting for income taxes to be applied prospectively, and the guidance related to the presentation of excess tax benefits on the statement of cash flows to be applied either prospectively or retrospectively. The Company early adopted ASU 2016-09 in the first quarter of 2016 and elected to account for forfeitures as they occur.  As a result, the Company recorded a cumulative-effect adjustment of $44,000 to “Retained Earnings” in the accompanying Condensed Consolidated Balance Sheets and Statements of Stockholders’ Equity.  Furthermore, the Company elected to apply the retrospective transition method to the amendments related to the presentation of excess tax benefits in the statements of cash flows.  This resulted in an increase in cash flows provided by operating activities of $1,105,000 and a decrease of $1,105,000 in cash flows used in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows for the period ended March 31, 2015.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities that arise from all leases on the consolidated balance sheets. ASU 2016-02 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018. Early adoption is permitted in any interim or annual reporting period. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has not yet determined the effect of the standard on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. ASU 2015-17 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or prospective transition method and permits early adoption as of the beginning of an interim or annual reporting period. The Company elected to early adopt this standard retrospectively in the first quarter of 2016 and the presentation of “Other current assets” and “Deferred tax assets, net” in the accompanying Condensed Consolidated Balance Sheets and related disclosures were impacted by $3,332,000 as of December 31, 2015, but the company’s consolidated results of operations were not affected.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting Measurement-Period Adjustments, which eliminates the requirement for an entity to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is completed. ASU 2015-16 became effective prospectively for the Company on January 1, 2016.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which both clarifies and simplifies content in the FASB Accounting Standards Codification and corrects unintended application of U.S. GAAP. ASU 2015-10 became effective for the Company on January 1, 2016. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on fees paid in a cloud computing arrangement and clarifies the accounting for a software license element of a cloud computing arrangement. ASU 2015-05 became effective prospectively for the Company on January 1, 2016.  The adoption of this standard did not have a significant impact on the consolidated financial statements and related disclosures.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs related to a debt liability as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective retrospectively for the Company on January 1, 2016. The adoption of this standard impacted the presentation of “Debt, net of current portion” in the accompanying Condensed Consolidated Balance Sheets and related disclosures by $1,527,000 as of December 31, 2015, but did not affect the Company’s consolidated results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the guidance in ASU 2014-09 by one year. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides clarification on identifying performance obligations and accounting for licenses of intellectual property. These standards are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within such annual reporting periods. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also provides guidance on the financial statement presentation and disclosures of discontinued operations. ASU 2014-08 became effective prospectively for the Company on January 1, 2015 and none of the dispositions that occurred during 2015 and the first quarter of 2016 qualified as a discontinued operation. See Note 5, Acquisitions and Dispositions, for additional information.

Critical Accounting Judgments and Estimates

There have been no changes in the Company’s critical accounting judgments and estimates from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company believes that the disclosures herein are adequate so that the information presented is not misleading.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and subsequent to the IPO, began to operate and control all of the business affairs of RMCO. As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented.  RE/MAX Holdings owns a 58.33% economic interest in RMCO as of March 31, 2016 and December 31, 2015 and records a non-controlling interest for the remaining 41.67% economic interest in RMCO held by RIHI as of March 31, 2016 and December 31, 2015. RE/MAX Holdings’ only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between RE/MAX Holdings and RMCO. “Net income attributable to non-controlling interest” in the accompanying Condensed Consolidated Statements of Income represents the portion of earnings attributable to the economic interest in RMCO held by the non-controlling unitholders. As of October 7, 2013, “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets represented the carryover basis of RIHI’s capital account in RMCO. Prospectively, the non-controlling interest will be adjusted to reflect tax and other cash distributions made to, and the income allocated to, the non-controlling unitholders, as well as future redemptions of common units in RMCO pursuant to the Fourth Amended and Restated Limited Liability Company Agreement (“RMCO, LLC Agreement”). The ownership of the common units in RMCO is summarized as follows:

	March 31,		December 31,
	2016		2015
	Shares	Ownership %	Shares	Ownership %
Non-controlling unitholders ownership of common units in RMCO	12,559,600	41.67%	12,559,600	41.67%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,584,351	58.33%	17,584,351	58.33%
Total common units in RMCO	30,143,951	100.00%	30,143,951	100.00%

The weighted average ownership percentages for the applicable reporting periods are used to calculate the net income attributable to RE/MAX Holdings.  RE/MAX Holdings’ weighted average ownership percentage in RMCO for the three months ended March 31, 2016 and 2015 was 58.33% and 39.99%, respectively.  RE/MAX Holdings’ economic interest in RMCO increased due to the increase in common units from the issuance of shares of Class A common stock as a result of the Secondary Offering described in Note 1, Business and Organization.  A reconciliation of “Net income attributable to RE/MAX Holdings, Inc.” in the accompanying Condensed Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Income before provision for income taxes attributable to RE/MAX Holdings, Inc.	$7,965	$4,510
Provision for income taxes attributable to RE/MAX Holdings, Inc.	(3,025)	(1,759)
Net income attributable to RE/MAX Holdings, Inc.	$4,940	$2,751

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

A reconciliation of the “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Provision for income taxes attributable to RE/MAX Holdings, Inc. (a)	$(3,025)	$(1,759)
Provision for income taxes attributable to entities other than RE/MAX Holdings, Inc. (b)	(234)	(389)
Provision for income taxes	$(3,259)	$(2,148)

(a)

The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes as well as RE/MAX Holdings’ proportionate share of the net assets of RMCO of the taxes imposed directly on RE/MAX, LLC, a wholly-owned subsidiary of RMCO, related to tax liabilities in certain foreign jurisdictions of $335,000 and $262,000 for the three months ended March 31, 2016 and 2015, respectively.

(b)

The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Distributions for Taxes

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the RMCO, LLC Agreement, RMCO is generally required to distribute cash on a pro-rata basis to its members to the extent necessary to cover each member’s estimated tax liabilities, if any, with respect to their allocable share of RMCO earnings, but only to the extent that any other discretionary distributions from RMCO for the relevant period were otherwise insufficient to enable each member to cover its estimated tax liabilities. RMCO makes such tax distributions to its members based on an estimated tax rate stipulated in the RMCO, LLC Agreement. Distributions for taxes paid or payable to or on behalf of non-controlling unitholders under the RMCO, LLC Agreement were $3,003,000 and $2,076,000 during the three months ended March 31, 2016 and 2015, respectively, and are recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity and the paid portion is reported in “Distributions paid to non-controlling unitholders” in the accompanying Condensed Consolidated Statements of Cash Flows. Upon completion of its tax returns with respect to the prior year, RMCO may make other discretionary true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Other Discretionary Distributions

Discretionary cash distributions may also be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement.  The Company expects that future cash distributions will be made to non-controlling unitholders pro-rata on a quarterly basis equal to the dividend payments to the stockholders of the Company’s Class A common stock, or otherwise on a discretionary basis as determined to be necessary or appropriate by the Company. During the three months ended March 31, 2016, the Company made other distributions to non-controlling unitholders of $1,884,000, which is recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity and reported in “Distributions paid to non-controlling unitholders” in the accompanying Condensed Consolidated Statements of Cash Flows.

On May 5, 2016, the Company declared a distribution to non-controlling unitholders of $1,884,000, which is payable on June 2, 2016. No other distributions were paid to non-controlling unitholders during the three months ended March 31, 2016 and 2015.

Payments Pursuant to the Tax Receivable Agreements

At the time of the IPO, RE/MAX Holdings entered into separate TRAs with RMCO’s historical owners, RIHI and Weston Presidio V., L.P. (“Weston Presidio”). During the second quarter of 2015, Weston Presidio assigned, transferred and conveyed to Oberndorf all of its rights, title and interest in and to, and all of its liabilities and obligations under, the TRA dated as of October 7, 2013 by and between RE/MAX Holdings and Weston Presidio. In connection therewith, the Company entered into a joinder to the TRA on May 29, 2015 with Western Presidio and Oberndorf (the “Joinder Agreement”). Neither the assignment and transfer nor the Joinder Agreement impacted the financial position, results of operations or cash flows of the Company.

As of March 31, 2016, the Company reflected a liability of $98,705,000, representing the payments due to RIHI and Oberndorf, under the terms of the TRAs (see current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Condensed Consolidated Balance Sheets).

As of March 31, 2016, the Company estimates that amounts payable pursuant to the TRAs within the next 12-month period will be approximately $7,148,000, of which $2,570,000 is related to RE/MAX Holdings’ 2014 federal and state tax returns and the remainder is related to RE/MAX Holdings’ 2015 federal and state tax returns. To determine the current amount of the payments due to RIHI and Oberndorf, the Company estimated the amount of taxable income that RE/MAX Holdings generated during 2015 and 2014 and the amount of the specified deductions subject to the TRAs which were realized by RE/MAX Holdings in its 2015 and 2014 federal and state tax returns. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs. The Company paid $1,344,000 and $0 pursuant to the terms of the TRAs during the three months ended March 31, 2016 and 2015, respectively.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):
	Three Months Ended
	March 31,
	2016	2015
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$4,940	$2,751
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,584,351	11,817,605
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,584,351	11,817,605
Add dilutive effect of the following:
Stock options	15,635	458,992
Restricted stock units	38,681	16,908
Weighted average shares of Class A common stock outstanding, diluted	17,638,667	12,293,505
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.28	$0.23
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.28	$0.22

The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Dividends

During the three months ended March 31, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on all outstanding shares of Class A common stock, or $2,638,000 in total dividends, which along with a corresponding distribution to non-controlling unitholders of $1,884,000, was paid on March 23, 2016.  During the three months ended March 31, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share on all outstanding shares of Class A common stock, or $1,500,000 in total dividends, which along with a corresponding distribution to non-controlling unitholders of $2,217,000, was paid on April 8, 2015.  Additionally, during the three months ended March 31, 2015, the Company’s Board of Directors declared a special dividend of $1.50 per share on all outstanding shares of Class A common stock, or $17,883,000 in total dividends, which along with a corresponding distribution to non-controlling unitholders of $26,602,000, was paid on April 8, 2015.  On May 5, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on all outstanding shares of Class A common stock, which is payable on June 2, 2016 to shareholders of record at the close of business on May 19, 2016.

5. Acquisitions and Dispositions

Acquisitions

Acquisition of RE/MAX of New York, Inc.

On February 22, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of New York, Inc. (“RE/MAX of New York”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of New York. RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company used $8,500,000 in cash generated from operations to fund the acquisition. The assets acquired constitute a business and were accounted for using the fair value acquisition method. The total purchase price was allocated to the assets acquired based on their estimated fair values. The excess of the total purchase price over the preliminary fair value of the identifiable assets acquired was recorded as goodwill. The goodwill recognized for RE/MAX of New York is attributable to expected synergies and projected long term revenue growth. All of the goodwill recognized is tax deductible.

Purchase Price Allocation

The following table summarizes the preliminary estimated fair value of the assets acquired at the acquisition date (in thousands):

Cash and cash equivalents	$131
Franchise agreements	5,100
Other assets	350
Goodwill	2,919
Total purchase price	$8,500

The regional franchise agreements acquired were preliminarily valued using an income approach and are being amortized over the remaining contractual term of approximately eleven years using the straight-line method. The preliminary estimated fair value of the assets acquired is subject to adjustments based on the Company’s final assessment of the fair values of the franchise agreements and other assets, which are the acquired assets with the highest likelihood of changing upon finalization of the valuation process.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of RE/MAX of New York had occurred on January 1, 2015. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisition, (2) factually supportable and (3) expected to have a continuing impact on the combined results, including additional amortization expense associated with the valuation of the acquired franchise agreement. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share amounts)
Total revenue	$43,224	$44,632
Net income attributable to RE/MAX Holdings, Inc.	$5,054	$2,810
Basic earnings per common share	$0.29	$0.24
Diluted earnings per common share	$0.29	$0.23

Dispositions

Disposition of STC Northwest, LLC d/b/a RE/MAX Northwest Realtors

On January 20, 2016, the Company sold certain operating assets and liabilities related to three owned brokerage offices located in the U.S., of STC Northwest, LLC d/b/a RE/MAX Northwest Realtors, a wholly owned subsidiary of the Company. The Company recognized a loss on the sale of the assets and the liabilities transferred of approximately $90,000 during the first quarter of 2016, which is reflected in “Loss on sale or disposition of assets, net” in the accompanying Condensed Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

Disposition of Sacajawea, LLC d/b/a RE/MAX Equity Group

On December 31, 2015, the Company sold certain operating assets and liabilities related to 12 owned brokerage offices located in the U.S., of Sacajawea, LLC d/b/a RE/MAX Equity Group, a wholly owned subsidiary of the Company. The Company recognized a gain on the sale of the assets of approximately $2,794,000 during the fourth quarter of 2015, which is reflected in “(Gain) loss on sale or disposition of assets, net” in the Consolidated Statements of Income included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

Disposition of RB2B, LLC d/b/a RE/MAX 100

On April 10, 2015, the Company sold certain operating assets and liabilities related to six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100, a wholly owned subsidiary of the Company. The Company recognized a gain on the sale of the assets and the liabilities transferred of $615,000 during the second quarter of 2015, which is reflected in “(Gain) loss on sale or disposition of assets, net” in the Consolidated Statements of Income included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Subsequent Events

Acquisition of RE/MAX of Alaska, Inc.

On April 1, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of Alaska, Inc. (“RE/MAX of Alaska”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of Alaska. RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company used $1,500,000 in cash generated from operations to fund the acquisition. The assets acquired constitute a business that will be accounted for using the fair value acquisition method. The total purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this acquisition, the Company has not completed a preliminary purchase price allocation.

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets, other than goodwill (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of March 31, 2016			As of December 31, 2015
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.7	$167,538	$(103,940)	$63,598	$162,438	$(100,499)	$61,939
Other intangible assets:
Software (a)	4.7	$10,984	$(6,767)	$4,217	$10,885	$(7,325)	$3,560
Trademarks	14.4	3,013	(1,643)	1,370	2,985	(1,604)	1,381
Total other intangible assets	8.2	$13,997	$(8,410)	$5,587	$13,870	$(8,929)	$4,941

(a)

As of March 31, 2016 and December 31, 2015, capitalized software development costs of $3,856,000 and $3,165,000, respectively, were recorded in “Other intangible assets” in the accompanying Condensed Consolidated Balance Sheets. As of these dates, the associated information technology infrastructure projects were not complete and ready for their intended use and thus were not subject to amortization.

Amortization expense for the three months ended March 31, 2016 and 2015 was $3,514,000 and $3,549,000, respectively.

The estimated future amortization of intangible assets, other than goodwill is as follows (in thousands):

As of March 31:
Remainder of 2016	$11,264
2017	11,806
2018	7,937
2019	7,648
2020	6,757
Thereafter	23,773
$69,185

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

During 2015, the Company performed its annual assessment of goodwill, and the fair values of the Company’s reporting units significantly exceeded their respective carrying values. No interim indicators of impairment have been identified. The following table presents changes to goodwill for the three months ended March 31, 2016 (in thousands):

Balance, January 1, 2016	$71,871
Goodwill recognized in acquisition	2,919
Effect of changes in foreign currency exchange rates	214
Balance, March 31, 2016	$75,004

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued payroll and related employee costs (a)	$4,895	$8,040
Accrued property taxes	997	1,594
Accrued professional fees	999	981
Lease-related accruals	352	354
Other (b)	3,717	5,113
	$10,960	$16,082

(a)

Accrued payroll and related employee costs include $1,602,000 and $1,009,000 of accrued severance and benefits expenses as of March 31, 2016 and December 31, 2015, respectively, related to the separation of the Company’s former Chief Financial Officer and Chief Operating Officer on March 31, 2016, former President on August 19, 2015 and former Chief Executive Officer on December 31, 2014, as discussed in Note 11, Leadership Changes and Restructuring Activities.

(b)

Other accrued liabilities include $3,251,000 as of December 31, 2015 in connection with the December 28, 2015 judgment resulting from the litigation matter concerning the Company’s acquisition of the net assets of HBN, which was paid on February 2, 2016, as discussed in Note 12, Commitments and Contingencies.

8. Debt

Debt consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
2013 Senior Secured Credit Facility, principal of $487 payable quarterly, matures in July 2020	$189,388	$202,635
Less unamortized debt issuance costs	(1,358)	(1,527)
Less unamortized debt discount	(669)	(751)
Less current portion	(14,332)	(14,805)
	$173,029	$185,552

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Maturities of debt are as follows (in thousands):

As of March 31:
Remainder of 2016	$1,461
2017	14,332
2018	1,947
2019	1,947
2020	169,701
$189,388

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

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both London Interbank Offered Rate (“LIBOR”) and Alternate Base Rate (“ABR”) loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts the Company may distribute in the form of dividends to its non-controlling unitholders and stockholders of its Class A common stock, referred to herein as the “First Amendment.” Interest rates with respect to the amended term loan facility and revolving loan facility are based, at the Company’s option, on (a) adjusted LIBOR, provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3.25% or (b) ABR, provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate for a one month interest period plus 1%, plus a maximum applicable margin of 2.25%.  The applicable margin is subject to quarterly adjustments based on the Company’s total leverage ratio as defined in the 2013 Senior Secured Credit Facility. In connection with the First Amendment, the Company incurred costs of $1,086,000 during the three months ended March 31, 2015, of which $555,000 was recorded as an unamortized debt discount and are being amortized over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $531,000 was expensed as incurred.

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made an excess cash flow prepayment of $12,727,000 on March 31, 2016. As of March 31, 2016, mandatory principal payments of approximately $487,000 are due quarterly until the facility matures on July 31, 2020 and will be reduced pro-rata by the amount of any excess cash flow principal prepayments made. During the three months ended March 31, 2015, the Company made an excess cash flow prepayment of $7,320,000. The Company accounted for the mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss of $136,000 and $94,000 during the three months ended March 31, 2016 and 2015, respectively, related to unamortized debt discount and issuance costs. The Company may make optional prepayments on the term loan facility at any time; however, no such optional prepayments were made during the three months ended March 31, 2016 or 2015.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The estimated fair value of the Company’s debt as of March 31, 2016 and December 31, 2015 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at those dates and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of the 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the 2013 Senior Secured Credit Facility are included in the accompanying Condensed Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The following table summarizes the carrying value and fair value of the 2013 Senior Secured Credit Facility as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,		December 31,
	2016		2015
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
2013 Senior Secured Credit Facility	$187,361	$188,820	$200,357	$198,583

The Company had no borrowings drawn on the revolving loan facility during the three months ended March 31, 2016 or 2015 and had $10,000,000 available under the revolving loan facility as of March 31, 2016. The Company must pay a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

9. Income Taxes

RE/MAX Holdings is subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.  The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income. The “Provision for income taxes” is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings. The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes and RE/MAX Holdings’ proportionate share of RMCO’s net income. The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of March 31, 2016, the Company does not believe it has any significant uncertain tax positions.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. RMCO is not subject to federal income taxes as it is a flow-through entity, however, RMCO is still required to file an annual U.S. Return of Partnership Income. The Company was notified on January 6, 2016 that RMCO’s 2013 U.S. Return of Partnership Income was selected for examination by the Internal Revenue Service and the audit commenced in April 2016. With respect to state and local jurisdictions and countries outside of the U.S., the Company and its subsidiaries are typically subject to examination for three to four years after the income tax returns have been filed.

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

On February 23, 2016, RE/MAX Holdings granted an aggregate of 75,057 restricted stock units at a value of $33.18 per unit to certain employees, which vest in three equal installments, on March 1, 2017, March 1, 2018 and March 1, 2019, and an aggregate of 12,663 restricted stock units at a value of $33.18 per unit to its directors, excluding David Liniger, the Company’s Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, the Company’s Vice Chair and Co-Founder, which vest on March 1, 2017. The grant-date fair value of $33.18 per unit equaled the closing price of RE/MAX Holdings’ Class A common stock on February 23, 2016.

On March 11, 2015, RE/MAX Holdings granted an aggregate of 74,893 restricted stock units at a value of $32.45 per unit to certain employees, which vest in three equal installments, on April 1, 2016, April 1, 2017 and April 1, 2018, and an aggregate of 10,787 restricted stock units at a value of $32.45 per unit to its directors, excluding David Liniger, the Company’s Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, the Company’s Vice Chair and Co-Founder, which vest on April 1, 2016. The grant-date fair value of $32.45 per unit equaled the closing price of RE/MAX Holdings’ Class A common stock on March 11, 2015.

For the three months ended March 31, 2016 and 2015, the Company recognized equity-based compensation expense of $766,000 and $142,000, respectively, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income resulting from the aforementioned restricted stock units granted.

The following table summarizes equity-based compensation activity related to restricted stock units and stock options as of and for the three months ended March 31, 2016:

	Restricted Stock	Stock
	Units	Options
Balance, January 1, 2016	96,765	28,057
Granted	87,720	—
Exercised	—	—
Forfeited	—	—
Cancelled	—	—
Balance, March 31, 2016	184,485	28,057

As of March 31, 2016
Vested	—	28,057
Unvested	184,485	—

At March 31, 2016, there were 2,151,182 additional shares available for the Company to grant under the 2013 Incentive Plan.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Leadership Changes and Restructuring Activities

On January 7, 2016, the Company’s former Chief Financial Officer and Chief Operating Officer entered into a separation and transition agreement (the “Separation and Transition Agreement”) pursuant to which he served as Co-Chief Financial Officer from January 15, 2016 through March 31, 2016 and separated from the Company effective March 31, 2016.  Subject to the terms of the Separation and Transition Agreement, the Company is required to provide severance and other related benefits through April 2016.  In April 2016, the Company made a lump sum severance payment of $575,000 and 12,109 unvested restricted stock units vested on an accelerated timeline pursuant to the terms of the Separation and Transition Agreement. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation and Transition Agreement, with a corresponding charge to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. The Company incurred a total cost of $1,043,000, including $331,000 of equity-based compensation expense, during the three months ended March 31, 2016 related to this separation.  As of March 31, 2016, the short-term portion of the liability was $583,000 and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

On May 4, 2015, the Company’s former President entered into a retirement agreement with the Company (the “Retirement Agreement”) pursuant to which he retired on August 19, 2015. Subject to the terms of the Retirement Agreement, the Company is required to provide retirement benefits over a 24-month period, beginning in September 2015. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Retirement Agreement, with a corresponding charge to “Selling, operating and administrative expenses.” The Company incurred a total cost of $877,000, including $216,000 of equity-based compensation expense, during year ended December 31, 2015 related to this retirement. As of March 31, 2016 and December 31, 2015, the short-term portion of the liability was $253,000 and $250,000, respectively, and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.  As of March 31, 2016 and December 31, 2015, the long-term portion of the liability was $109,000 and $175,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

On December 31, 2014, the Company’s former Chief Executive Officer retired and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company is required to provide severance and other related benefits over a 36-month period, beginning in October 2015. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation Agreement, with a corresponding charge to “Selling, general and administrative expenses.” The Company will incur a total cost of $3,581,000, including $1,007,000 of equity-based compensation expense. As of March 31, 2016 and December 31, 2015, the short-term portion of the liability was $766,000 and $759,000, respectively, and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, the long-term portion of the liability was $589,000 and $789,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company’s total severance and other related expenses were $1,043,000 and $451,000 for the three months ended March 31, 2016 and 2015, respectively, which is included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents a rollforward of the estimated fair value liability established for the aforementioned severance and other related costs from January 1, 2016 to March 31, 2016 (in thousands):

Balance, January 1, 2016	$2,021
Severance and other related expenses	1,043
Accretion	19
Cash payments	(452)
Non-cash adjustment (a)	(331)
Balance, March 31, 2016	$2,300

(a) For the three months ended March 31, 2016, the non-cash adjustment represents the non-cash equity-based compensation expense recorded for the accelerated vesting of 12,109 restricted stock units on April 9, 2016 pursuant to the terms of the Separation and Transition Agreement.

12. Commitments and Contingencies

Commitments

The Company leases offices and equipment under non-cancelable operating leases, subject to certain provisions for renewal options and escalation clauses.

Contingencies

In connection with the sale of the assets and liabilities related to the Company’s previously-owned brokerages as described in Note 5, Acquisitions and Dispositions, the Company entered into three Assignment and Assumption of Lease Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments over approximately the next 64-month period under the respective lease agreements and accordingly, as of March 31, 2016, the Company has outstanding lease guarantees of $8,522,000. This amount represents the maximum potential amount of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreements govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser. As of March 31, 2016, the likelihood of default by the purchaser on one of the Assignment Agreements was deemed to be reasonably possible and as such, the Company recognized a loss of $243,000 in “Loss on sale or disposition of assets, net” in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2016. As of March 31, 2016, the short-term portion of the liability was $47,000 and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and the long-term portion of the liability was $188,000 and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In connection with the IPO effective October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of HBN and Tails for consideration paid of $7,130,000 and $20,175,000, respectively. Regarding the acquisition of the net assets of HBN, several shareholders of HBN (the “Defendants”) dissented from the transaction and demanded payment for their shares in excess of consideration paid. Pursuant to the dissenters’ rights statute in the State of Colorado, HBN petitioned the District Court of Denver County, Colorado (the “Court”) to determine the fair value of HBN.  The Court rendered a decision on December 28, 2015 and concluded that the fair value of HBN on October 7, 2013 was higher than the amount paid. Accordingly, the Court awarded the Defendants $3,153,000, which represents the amount of the Defendants’ share of HBN’s fair value as determined by the Court in excess of the consideration paid, as well as accrued interest from October 7, 2013 through the date of judgment. In addition, the Court’s decision provides for the payment of certain costs incurred in connection with the litigation and additional interest from the judgment date until the payment date.  As a result of this conclusion, the Company recorded an accrual of $3,251,000 as of December 31, 2015, which was paid on February 2, 2016.

In connection with the Company’s acquisition of the net assets of Tails, several shareholders of Tails challenged the terms of the transaction and filed a shareholder action entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Tails, Inc. in the Circuit Court of Henrico County, Virginia ("Tails I"). The Court dismissed Tails I on December 23, 2013. The shareholders appealed that decision. On January 8, 2015, the Virginia Supreme Court affirmed the lower court's dismissal of Tails I.  On March 7, 2016, the same shareholders filed a shareholder derivative complaint and complaint for individual claims entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Gail Liniger, Dave Liniger, Bruce Benham, RE/MAX Holdings, Inc. and Tails Holdco, Inc. in Denver District Court ("Tails II"). The Tails II defendants intend to vigorously defend their positions that the final judgment in the Tails I action bars the Tails II action and that the consideration paid for the net assets of Tails was the fair value. The Company believes a range for the potential impact to its financial position and results of operation is not determinable as of March 31, 2016.  Accordingly, the Company currently has not recorded an accrual in the accompanying Condensed Consolidated Balance Sheets.

Except for the ongoing litigation concerning the acquisition of the net assets of Tails, management of the Company believes other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Related-Party Transactions

The Company’s previously-owned real estate brokerage operations paid advertising fees to regional and national advertising funds, which promote the RE/MAX brand. These advertising funds are corporations owned by a majority stockholder of RIHI, who is also the Company’s Chief Executive Officer, Chairman and Co-Founder, as trustee for RE/MAX agents. This individual does not receive any compensation from these corporations, as all funds received by the corporations are required to be spent on advertising for the respective regions. During the three months ended March 31, 2016 and 2015, the Company’s previously-owned real estate brokerage operations paid $11,000 and $282,000, respectively, to these advertising funds.  These payments are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

The majority stockholders of RIHI, including the Company’s current Chief Executive Officer, Chairman and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. During the three months ended March 31, 2016 and 2015, the Company used the golf course for business purposes at no charge.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities, and it allows these companies to share its leased office space. During the three months ended March 31, 2016 and 2015, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $431,000 and $416,000, respectively. Such amounts are generally paid within 30 days and no such amounts were outstanding at March 31, 2016 or December 31, 2015.  In addition, affiliated regional franchisors have current outstanding continuing franchise fees, broker fees and franchise sales revenue amounts due from the Company of $130,000 and $66,000 as of March 31, 2016 and December 31, 2015, respectively.  Such amounts are included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in our most recent Annual Report on Form 10-K for the year ended December 31, 2015.

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

Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2015. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of RE/MAX Holdings, Inc. (“RE/MAX Holdings”) and its consolidated subsidiaries, including RMCO, LLC and its consolidated subsidiaries (“RMCO”), collectively, the “Company,” “we,” “our” or “us.”

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

Our current growth strategies include the following initiatives:

•	Capitalize on the gradual recovery in the U.S. residential real estate market and increase our total agent count;
•	Continue to drive franchise sales growth and agent recruitment and retention; and
•	Reacquire select RE/MAX regional franchises in the U.S. and Canada.

As a franchisor, we maintain a low fixed-cost structure which enables us to generate high margins and helps us drive significant operating leverage through incremental revenue growth as reflected in our financial results.

Prior to 2016, the Company operated in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprises the operations of our owned and independent global franchising operations under the RE/MAX brand name, intersegment revenue from our previously-owned brokerages and corporate-wide professional services expenses. The Brokerages reportable segment contained the operations of our previously-owned brokerage offices in the U.S., the results of operations of a mortgage brokerage company in which we previously-owned a non-controlling interest and reflects the elimination of intersegment revenue and other consolidation entities.  As of January 1, 2015, the Company owned 21 brokerages (which represented less than 1% of RE/MAX total brokerages in the U.S.).  However, during 2015, the Company sold 18 brokerage offices in the Washington, D.C. and Portland, Oregon metropolitan areas and in January 2016, the company sold the remaining three offices in the Seattle, Washington area.  These dispositions resulted in the cessation of operations for the Company’s Brokerages reportable segment. Thus, during the first quarter of 2016, the Company began to operate in one reportable segment, Real Estate Franchise Services.

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

Through 2014, a portion of agents’ contributions to regional advertising funds in Company-owned and Independent Regions were remitted to a national advertising fund that centralized some national expenditures. During the third quarter of 2014, our regional franchise owners adopted a change in the marketing strategy for the regional and national advertising funds. Beginning in January 2015, the national advertising fund was discontinued and the RE/MAX advertising strategy now focuses on targeted regional and local marketing. The amount of fees paid by each agent has not changed, but advertising dollars traditionally remitted to the national advertising fund and used for national television campaigns prospectively will be retained and managed by the regional advertising funds for use in regional programs, presenting valuable marketing opportunities at the regional and local level. The majority of this transition has been completed as of December 31, 2015. Notwithstanding the discontinuance of the national advertising fund, on occasion, the advertising funds in Company-owned Regions, together with some or all of the advertising funds in Independent Regions, commonly contribute to national or pan-regional creative development and media purchases.

The regional advertising funds in Company-owned Regions are corporations owned by our Chief Executive Officer, Chairman and Co-Founder and majority stockholder of RIHI as trustee for RE/MAX agents. Their activities are directed by our Company-owned Regions.

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

The following table shows our agent count at the end of the periods indicated:

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2016	2015	2015	2015	2015	2014
Agent Count:
U.S.
Company-owned Regions (1)	38,469	37,250	37,146	36,545	35,845	35,299
Independent Regions (1)	21,848	22,668	22,633	22,459	22,100	21,806
U.S. Total	60,317	59,918	59,779	59,004	57,945	57,105
Canada
Company-owned Regions	6,580	6,553	6,512	6,440	6,327	6,261
Independent Regions	13,239	13,115	12,994	12,992	12,834	12,779
Canada Total	19,819	19,668	19,506	19,432	19,161	19,040
Outside U.S. and Canada
Company-owned Regions (2)	—	—	—	—	—	328
Independent Regions (2)	26,572	25,240	24,206	23,467	22,849	21,537
Outside U.S. and Canada Total	26,572	25,240	24,206	23,467	22,849	21,865
Total	106,708	104,826	103,491	101,903	99,955	98,010
Net change in agent count compared to the prior period	1,882	1,335	1,588	1,948	1,945	363

(1)

As of March 31, 2016, U.S. Company-owned Regions include agents in the New York region, which converted from an Independent Region to a Company-owned Region in connection with the acquisitions of certain assets of RE/MAX of New York, Inc. (“RE/MAX of New York”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of New York, on February 22, 2016.  As of the acquisition date, the New York region had 869 agents.

(2)

As of each quarter end since March 31, 2015, Independent Regions outside of the U.S. and Canada include agents in the Caribbean and Central America regions, which converted from Company-owned Regions to Independent Regions in connection with the regional franchising agreements we entered into with new independent owners of the Caribbean and Central America regions on January 1, 2015.  As of the acquisition date, the Caribbean and Central America regions had 328 agents.

Revenue. The percentage of revenue from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners was 62.5% and 57.6% for the three months ended March 31, 2016 and 2015, respectively.  A smaller percentage of our revenue is based on transaction activity derived from a percentage of agent commissions and was 16.8% and 14.5% for the three months ended March 31, 2016 and 2015, respectively. The increase in the percentage of our recurring fixed fee revenue and transaction based revenue is primarily related to the divestitures of our previously-owned brokerages.

Adjusted EBITDA. We present Adjusted EBITDA because we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Our management uses Adjusted EBITDA as a factor in evaluating the performance of our business. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income on a consolidated basis.

The following table shows our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except margin data)
Adjusted EBITDA	$21,380	$18,747
Adjusted EBITDA margins	49.8%	42.4%

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

As discussed elsewhere in this management’s discussion and analysis, our real estate brokerage operations ceased during January 2016, at which point we began operating in one reportable segment. We no longer incur fixed costs associated with our previously-owned brokerage offices and will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue from the 21 brokerage offices that we sold in 2015 and 2016.

Significant Transactions and Factors Affecting Our Consolidated Operating Results

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the following:

Changes in Agent Count.  The majority of our revenue is derived from fees and dues based on the number of agents in the RE/MAX network. Due to the low fixed cost structure of our franchise model, the addition of new agents generally requires little incremental investment in capital or infrastructure. Accordingly, the number of agents in our network (particularly in our Company-owned Regions in the U.S. and Canada) is the most important factor affecting our results of operations and the addition of new agents can favorably impact our revenue and Adjusted EBITDA. Historically, the number of agents in the residential real estate industry has been highly correlated with overall home sale transaction activity. Our agent count decreased during the downturn in the U.S. housing sector, but returned to growth as the market continues to recover. However, we do not use our overall home sale transaction activity on a per agent or aggregate basis in order to evaluate our results of operations. We believe that the number of agents in our network is the primary statistic that drives our revenue.

Secondary Offering. During the fourth quarter of 2015, RIHI redeemed 5,175,000 common units in RMCO in exchange for newly issued shares of Class A common stock on a one-for-one basis. Upon redemption, RIHI sold 5,175,000 shares of Class A common stock at a public offering price of $36.00 per share, less underwriting discounts and commissions of $1.53 per share (the “Secondary Offering”). As of March 31, 2016, we owned 58.33% of the common units in RMCO and RIHI owned the remaining 41.67% of the common units in RMCO. We incurred additional selling, operating and administrative expenses of $0.2 million during the three months ended March 31, 2016 in connection with the Secondary Offering primarily for accounting and other professional services performed during the first quarter of 2016, which will impact the comparability of our financial results to the prior year. We did not receive any proceeds from the Secondary Offering, but the change in economic interest in RMCO held by us and RIHI have and will impact the amount of RMCO’s net income allocated to RE/MAX Holdings and to the non-controlling interest. Increases in the amount of RMCO’s net income allocated to RE/MAX Holdings will directly impact the corporate tax obligations of RE/MAX Holdings and consequently increase the provision for income taxes.

Acquisitions. Effective April 1, 2016, we acquired certain assets of RE/MAX of Alaska, Inc., including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of Alaska.  We used $1.5 million in cash generated from operations to fund the acquisition.

Effective February 22, 2016, we acquired certain assets of RE/MAX of New York, including the regional franchise agreements permitting the sale of RE/MAX franchises in the state of New York. We used $8.5 million in cash generated from operations to fund the acquisition. The comparability of our operating results for the three months ended March 31, 2016 and 2015 is affected this acquisition.

Divestitures. Effective January 20, 2016, we sold certain operating assets and liabilities related to three owned brokerage offices located in the U.S., of STC Northwest, LLC d/b/a RE/MAX Northwest Realtors and transferred separate office franchise agreements to the purchaser. We recognized a loss on the sale of the assets and the liabilities transferred of $0.1 million during the first quarter of 2016.

Effective December 31, 2015, we sold certain operating assets and liabilities related to 12 owned brokerage offices located in the U.S., of Sacajawea, LLC d/b/a RE/MAX Equity Group (“RE/MAX Equity Group”) and transferred separate office franchise agreements to the purchaser. In connection with this sale, we sold our entire interest in, and transferred all of our obligations related to, our equity-method investments and as a result beginning on January 1, 2016, we no longer record equity in earnings of investees.

Effective April 10, 2015, we sold certain operating assets and liabilities related to six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100 and transferred separate office franchise agreements to the purchaser.

As a result of the aforementioned dispositions, subsequent to January 1, 2016, we no longer receive fees for services provided to affiliate real estate agents and discontinued the recognition of brokerage revenue and all related expenses. The comparability of our operating results for the three months ended March 31, 2016 and 2015 is affected by these dispositions.

Leadership Changes and Restructuring Activities. On December 31, 2014, our former Chief Executive Officer and a former director, retired from the Company. Subsequent thereto, we undertook a realignment of various personnel resources. In addition, our former President retired from the Company on August 19, 2015 and our former Chief Financial Officer and Chief Operating Officer separated from the Company effective March 31, 2016.  In conjunction with these changes, we incurred total severance and other related charges of $1.0 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively. These costs are reflected in our selling, operating and administrative expenses and affect the comparability of our operating results to the prior year periods. See Notes 10 and 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures, including a related rollforward of the estimated fair value liability recorded during the three months ended March 31, 2016.

Changes in Aggregate Fee Revenue Per Agent.  A significant portion of our revenue is tied to various fees that are ultimately tied to the number of agents in our franchise system, including annual dues, continuing franchise fees and certain transaction or service-based fees. Our average annual revenue per agent for our Company-owned Regions in the U.S. and Canada is nearly three times greater than for Independent Regions in the U.S. and Canada. Our average revenue per agent in regions outside of the U.S. and Canada is substantially lower than the average revenue per agent in the U.S. and Canada. We have expanded our owned regional franchising operations through acquisitions of Independent Regions in the U.S. and Canada, and intend to pursue reacquisitions of other regions in the future.

In addition, other changes in our aggregate revenue per agent are derived from changes in our fee arrangements, which can take the form of fee waivers or fee deferrals, with our franchisees and agents over time. During the fourth quarter of 2014, we implemented Momentum  ®, a comprehensive training, development and recruiting program for the broker owners in our network (the “Momentum Program”). The Momentum Program is specifically designed to educate our broker owners on how to manage their businesses more effectively and profitably, as well as plan for future business growth. We provide certain fee waivers in order to incentivize our broker owners to participate in the program, which in turn impacts the comparability of our results of operations. We expect to continue the Momentum Program in the future. Our revenue per agent also increases in other ways, including when transaction sides and sales volume increases. This is because a portion of our revenue comes from fees tied to the number and sales price of real estate transactions closed by the agents in our network. Due to the low fixed cost structure of our franchise model, modest increases in revenue per agent impact the comparability of our operating results. We anticipate a $5 and $2.50 per month per agent increase in continuing franchise fees in our Company-owned Regions in the U.S. and Canada, respectively, on July 1, 2016, which will impact the comparability of our operating results. Subsequent thereto, we will evaluate the appropriateness of inflationary fee increases.

Results of Operations

The following tables set forth our results of operations for the periods presented as dollars for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Revenue:
Continuing franchise fees	$18,907	$17,660
Annual dues	7,904	7,802
Broker fees	7,201	6,420
Franchise sales and other franchise revenue	8,793	8,426
Brokerage revenue	112	3,899
Total revenue	42,917	44,207
Operating expenses:
Selling, operating and administrative expenses	23,232	25,071
Depreciation and amortization	3,721	3,811
Loss on sale or disposition of assets, net	107	2
Total operating expenses	27,060	28,884
Operating income	15,857	15,323
Other expenses, net:
Interest expense	(2,281)	(2,809)
Interest income	51	67
Foreign currency transaction gains (losses)	164	(1,421)
Loss on early extinguishment of debt	(136)	(94)
Equity in earnings of investees	—	212
Total other expenses, net	(2,202)	(4,045)
Income before provision for income taxes	13,655	11,278
Provision for income taxes	(3,259)	(2,148)
Net income	$10,396	$9,130
Less: net income attributable to non-controlling interest	5,456	6,379
Net income attributable to RE/MAX Holdings, Inc.	$4,940	$2,751

Adjusted EBITDA (1)	$21,380	$18,747

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income on a consolidated basis.

Comparison of the Three Months Ended March 31, 2016 and 2015

Total Revenue

A summary of the components of our revenue for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$18,907	$17,660	$1,247	7.1%
Annual dues	7,904	7,802	102	1.3%
Broker fees	7,201	6,420	781	12.2%
Franchise sales and other franchise revenue	8,793	8,426	367	4.4%
Brokerage revenue	112	3,899	(3,787)	(97.1)%
Total revenue	$42,917	$44,207	$(1,290)	(2.9)%

Continuing Franchise Fees

Revenue from continuing franchise fees increased as result of the following:

•	an increase of $1.1 million due primarily to agent count growth, of which $1.0 million was related to our Company-owned and Independent Regions in the U.S. and Canada; and
•

an increase of $0.4 million from our 21 previously-owned brokerage offices that we sold in 2015 and January 2016 and for which the corresponding continuing franchise fees were previously eliminated in consolidation.

The aforementioned increases were partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar, which adversely impacted revenue from continuing franchise fees by approximately $0.3 million.

Annual Dues

Revenue from annual dues increased $0.3 million from the overall increase in total agent count of 6,753 from March 31, 2015 to March 31, 2016, of which 3,030 agents were located in the U.S. and Canada. The aforementioned increase was partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar, which adversely impacted annual dues revenue by approximately $0.2 million.

Broker Fees

Revenue from broker fees increased due to an increase of $0.9 million in Company-owned and Independent Regions in the U.S. and Canada due primarily to increased agent count and home sale transaction activity. The aforementioned increase was partially offset by a decrease in revenue from broker fees of $0.1 million due to the strengthening of the U.S. dollar compared to the Canadian dollar.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue increased primarily due to an increase of $0.5 million for other franchise revenue recognized from our preferred marketing arrangements and approved supplier programs, and an increase in registration and related revenue of $0.2 million driven by increased attendance at our 2016 annual convention held in March. The aforementioned increases were offset by a reduction in franchise sales revenue of $0.3 million related primarily to our global sub-regional franchise sales.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our previously-owned brokerages for services provided to their affiliated real estate agents, decreased $3.8 million due to the dispositions of such brokerages.

Operating Expenses

A summary of the components of our operating expenses for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$23,232	$25,071	$(1,839)	(7.3)%
Depreciation and amortization	3,721	3,811	(90)	(2.4)%
Loss on sale or disposition of assets, net	107	2	105	*
Total operating expenses	$27,060	$28,884	$(1,824)	(6.3)%
Percent of revenue	63.1%	65.3%

* Calculation is not meaningful

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$10,780	$10,631	$149	1.4%
Professional fees	2,429	2,736	(307)	(11.2)%
Rent and related facility operations	2,185	3,247	(1,062)	(32.7)%
Other	7,838	8,457	(619)	(7.3)%
Total selling, operating and administrative expenses	$23,232	$25,071	$(1,839)	(7.3)%

Total selling, operating and administrative expenses decreased as follows:

•	Personnel costs increased primarily as a result of:
•	an increase in general personnel costs, including salaries, of $0.6 million primarily due to employee incentives and other merit-based compensation;
•

an increase in severance and other related charges of $0.6 million, including $0.3 million of equity-based compensation associated with the separation of our former Chief Financial Officer and Chief Operating Officer effective March 31, 2016; and

•	an increase in equity-based compensation expense of $0.3 million primarily due to restricted stock units granted to certain employees and directors in February 2016 and March 2015; partially offset by
•	a decrease in personnel costs of $1.4 million due to the reduction in overall headcount as a result of the dispositions of our previously-owned brokerages.
•

Professional fees decreased primarily due to a decrease in consulting fees of $0.6 million and a decrease of $0.2 million due to the sale of our previously-owned brokerages. The aforementioned decreases were offset by an increase in compliance fees of $0.2 million associated with our Secondary Offering as well as $0.2 million of costs incurred during the preliminary project and post-implementation-operation stages for purchased and developed software in our information technology infrastructure.

•	Rent and related facility operations expense decreased primarily due to the sale of our previously-owned brokerages.
•

Other selling, operating and administrative expenses decreased primarily due to a decrease of $0.8 million of administrative expense as a result of the sale of our previously-owned brokerages, partially offset by an increase in other selling, operating and administrative expenses of $0.3 million driven by an increase in the number of awards distributed to our agents.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million primarily due to the sale of our previously-owned brokerages.

Loss on Sale or Disposition of Assets, Net

Loss on sale or disposition of assets, net increased $0.1 million primarily due to the sale of our previously-owned brokerages.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended March 31, 2016 and 2015, is as follows:

	Three Months Ended
	March 31,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,281)	$(2,809)	$528	(18.8)%
Interest income	51	67	(16)	(23.9)%
Foreign currency transaction gains (losses)	164	(1,421)	1,585	(111.5)%
Loss on early extinguishment of debt	(136)	(94)	(42)	44.7%
Equity in earnings of investees	—	212	(212)	(100.0)%
Total other expenses, net	$(2,202)	$(4,045)	$1,843	(45.6)%
Percent of revenue	(5.1)%	(9.2)%

Other expenses, net decreased primarily due to a decrease in foreign currency transaction losses driven by the reduction in cash held in foreign currencies from the repatriation of cash generated from our Canadian operations beginning in the first quarter of 2015 and fluctuations in exchanges rates of the U.S. dollar against the Canadian dollar.  Interest expense contributed to a decrease in other expenses, net due primarily to costs incurred during the three months ended March 31, 2015 associated with an amendment to our credit agreement entered into with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto, by RE/MAX, LLC, a wholly-owned subsidiary of RMCO (the “2013 Senior Secured Credit Facility”) on March 11, 2015.  Other expenses, net increased due to the sale of RE/MAX Equity Group on December 31, 2015 and no longer recognizing equity in earnings of investees.

Provision for Income Taxes

The provision for income taxes increased primarily due to an increase in the income before provision for income taxes during the three months ended March 31, 2016 and due to the Secondary Offering, which resulted in RE/MAX Holdings weighted average economic interest in RMCO increasing to 58.33% from 39.99% for the three months ended March 31, 2016 and 2015, respectively. As a result of the aforementioned factors, our effective income tax rate increased to 23.9% from 19.0% for the three months ended March 31, 2016 and 2015, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state income tax rates.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, Inc. (“RIHI”), decreased primarily due to the Secondary Offering, which resulted in the non-controlling unitholders weighted average economic interest in RMCO decreasing to 41.67% from 60.01% for the three months ended March 31, 2016 and 2015, respectively.  This decrease was offset by an increase in net income attributable to non-controlling interest due to an increase in RMCO’s net income of $2.5 million during the three months ended March 31, 2016 over March 31, 2015.

Adjusted EBITDA

Adjusted EBITDA was $21.4 million for the three months ended March 31, 2016, an increase of $2.6 million from the comparable prior year period.  Adjusted EBITDA increased primarily due to agent count growth and the positive impact from foreign currency transaction gains and losses.  During the first quarter of 2015, we began to repatriate cash generated by our Canadian operations to the U.S. resulting in reduced foreign currency transaction losses.

Adjusted EBITDA margin was 49.8% for the three months ended March 31, 2016, an increase of 740 basis points from the comparable prior year period.  Adjusted EBITDA margin increased primarily due to agent count growth, the disposition of our previously-owned brokerage offices and the positive impact resulting from foreign currency transaction gains (losses).

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, non-cash straight-line rent expense, professional fees and certain expenses incurred in connection with the initial public offering and subsequent Secondary Offering, acquisition related expenses and severance related expenses. During the fourth quarter of 2014, we revised our definition of Adjusted EBITDA to include an adjustment for severance related charges incurred during or after such quarter.

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

•	other companies may calculate this measure differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income for our consolidated results for the three months ended March 31, 2016 and 2015 is set forth in the following table:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net income	$10,396	$9,130
Depreciation and amortization	3,721	3,811
Interest expense	2,281	2,809
Interest income	(51)	(67)
Provision for income taxes	3,259	2,148
EBITDA	19,606	17,831
Loss (gain) on sale or disposition of assets and sublease (1)	23	(43)
Loss on early extinguishment of debt (2)	136	94
Non-cash straight-line rent expense (3)	224	231
Public offering related expenses (4)	193	—
Severance related expenses (5)	914	451
Acquisition related expenses (6)	284	183
Adjusted EBITDA	$21,380	$18,747

(1)	Represents (gains) losses on the sale or disposition of assets as well as the (gains) losses on the sublease of a portion of our corporate headquarters office building.
(2)	Represents losses incurred on early extinguishment of debt on our 2013 Senior Secured Credit Facility for the three months ended March 31, 2016 and 2015.
(3)	Represents the non-cash charge to appropriately record rent expense on a straight-line basis over the term of the lease agreement taking into consideration escalation in monthly cash payments.
(4)	Represents costs incurred for compliance services performed during the three months ended March 31, 2016 in connection with the Secondary Offering.
(5)

Represents severance and other related expenses due to organizational changes implemented during 2015 as a result of the retirement of our former Chief Executive Officer on December 31, 2014 and the separation of our former Chief Financial Officer and Chief Operating Officer effective March 31, 2016.

(6)

Acquisition related expenses include fees incurred in connection with our acquisitions of certain assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) in October 2013 and of RE/MAX of New York in February 2016. Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market, which have contributed to increasing annual operating cash flows. In this regard, our short-term liquidity position has been, and will continue to be, affected by the number of agents in the RE/MAX network. Our primary sources of liquidity are our existing cash balances and credit availability under our 2013 Senior Secured Credit Facility. Our cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of selling, operating and administrative expenses, (iii) principal payments and related interest expense on our 2013 Senior Secured Credit Facility, (iv) distributions and other payments to non-controlling unitholders, (v) corporate tax payments paid by the Company, (vi) cash consideration for acquisitions and acquisition-related expenses, (vii) dividend payments to stockholders of our Class A common stock and (viii) payments to RIHI and Oberndorf pursuant to the TRAs. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details on the TRA assignment from Weston Presidio V., L.P. to Oberndorf. We have satisfied these needs with cash flows from operations and funds available under our 2013 Secured Credit Facility.

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

Sources and Uses of Cash

Three Months Ended March 31, 2016 and 2015

As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $95.7 million and $110.2 million, respectively, of which approximately $8.5 million and $7.0 million were denominated in foreign currencies, respectively. We repatriate cash generated by our Canadian operations on a regular basis. During the three months ended March 31, 2016 and 2015, we repatriated $3.2 million and $26.0 million in Canadian dollars, respectively, or $2.4 million and $20.9 million in U.S. dollars, respectively. Of these amounts, $23.9 million in Canadian dollars, or $19.2 million in U.S. dollars, was repatriated in February 2015. The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$12,478	$15,524	$(3,046)
Investing activities	(9,717)	(348)	(9,369)
Financing activities	(17,796)	(7,594)	(10,202)
Effect of exchange rate changes on cash	496	(235)	731
Net change in cash and cash equivalents	$(14,539)	$7,347	$(21,886)

The decrease in cash provided by operating activities was primarily attributable to the payment in February 2016 of $3.3 million resulting from a judgment granted in the litigation concerning the net assets of HBN, and a payment made of $1.3 million pursuant to the TRAs in February 2016, neither of which occurred in the comparable prior year period. Cash provided by operating activities also decreased due to an increase in cash paid for income taxes of $0.4 million due to the timing of our U.S. federal tax payments and a decrease of $0.2 million in distributions received from our previously held investment in a mortgage brokerage company, which was sold in connection with the sale of one of our previously-owned brokerages on December 31, 2015. Cash provided by operating activities was positively impacted by $1.1 million due to the excess tax benefit realized during the three months ended March 31, 2015 upon the exercise of stock options and a reduction in cash paid for interest of $0.4 million primarily related to fees incurred in connection with amending our 2013 Senior Secured Credit Facility on March 11, 2015.

Cash used in investing activities increased primarily as a result of the acquisition of RE/MAX of New York in February 2016 for a net purchase price of $8.4 million and an increase in the purchases of property, equipment and software of $1.1 million primarily related to investments in our information technology infrastructure.

The increase in cash used in financing activities was primarily attributable to an increase of $5.4 million in the mandatory excess cash flow prepayments made in March 2016 compared to March 2015 pursuant to the terms of our 2013 Senior Secured Credit Facility and an increase for dividends paid in March 2016 to Class A common stockholders of $2.6 million along with a corresponding increase for distributions paid to our non-controlling unitholders of $1.9 million due to our Board of Directors declaring a dividend of $0.15 per share on all outstanding shares of Class A common stock. Our Board of Directors declared a total dividend of $1.625 per share on all outstanding shares of Class A common stock in March 2015, which was paid in April 2015. Cash provided by financing activities decreased by $0.9 million from the exercise of stock options, which did not occur during the first quarter of 2016. The aforementioned fluctuations were offset by a decrease in cash used by financing activities of $0.6 million for costs incurred in connection with amending our 2013 Senior Secured Credit Facility on March 11, 2015.

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

RE/MAX, LLC is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. RE/MAX, LLC made an excess cash flow prepayment of $12.7 million on March 31, 2016 and as a result of this payment, RE/MAX, LLC recorded a loss during the three months ended March 31, 2016 of $0.1 million related to unamortized debt discount and issuance costs.

As of March 31, 2016, RE/MAX, LLC had $187.4 million of term loans outstanding, net of unamortized debt discount and issuance costs, had no revolving loans outstanding and had $10.0 million in revolving loans available under the 2013 Senior Secured Credit Facility.

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

The 2013 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio any time amounts are drawn under the revolving line of credit.

Cash Priorities

Liquidity

Our objective is to maintain strong liquidity. We have existing cash balances, cash flows from operating activities and access to our revolving line of credit available to support the needs of our business.

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $1.4 million and $0.3 million during the three months ended March 31, 2016 and 2015, respectively. Amounts paid for purchases of property and equipment relate to office equipment for our corporate headquarters and spending on purchased and developed software relate to investments in our information technology infrastructure. In order to expand our technological capabilities, we have invested in information technology projects that will improve operational efficiencies and enhance the tools and services provided to the agents and brokers in our network. We anticipate spending between $3.5 million and $4.0 million during 2016 on total capital expenditures.

Dividends

Our Board of Directors declared quarterly dividends of $0.15 per share on all outstanding shares of Class A common stock in the first quarter of 2016 as disclosed in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On May 5, 2016, our Board of Directors declared a quarterly dividend of $0.15 per share on all outstanding shares of Class A common stock, which is payable on June 2, 2016 to shareholders of record at the close of business on May 19, 2016. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and to the discretion of our Board of Directors.

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

Other Discretionary Distributions

Discretionary cash distributions may also be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement. We expect that future cash distributions will be made to non-controlling unitholders pro rata on a quarterly basis equal to the anticipated dividend payments to the stockholders of our Class A common stock, including the dividends declared on May 5, 2016, or otherwise on a discretionary basis as we determine to be necessary or appropriate. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on other distributions made by RMCO.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of March 31, 2016.

Commitments and Contingencies

Except for the outstanding lease guarantees acquired in connection with the dispositions of our previously-owned brokerages and the ongoing litigation concerning our acquisition of the net assets of Tails as disclosed in Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, our management does not believe there are any other litigation matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015, for which there were no material changes, included:

•	Allowances for Accounts and Notes Receivable
•	Goodwill Impairment Testing
•	Franchise Agreements and Other Intangible Assets
•	Acquisitions – Purchase Price Allocation
•	Income Tax Accounting
•	Payments Pursuant to the TRAs

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements applicable to us and the impact of those standards on our consolidated financial statements and related disclosures.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2013 Senior Secured Credit Facility which bears interest at variable rates. As of March 31, 2016, we had a principal balance of $189.4 million outstanding under our 2013 Senior Secured Credit Facility. As of March 31, 2016, the undrawn borrowing availability under the revolving line of credit under our 2013 Senior Secured Credit Facility was $10.0 million. The interest rate on our 2013 Senior Secured Credit Facility entered into in July 2013 and as amended on March 11, 2015 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.2 million.

Currency Risk

We have a network of global franchisees in the U.S., Canada and 97 other countries. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. As the U.S. dollar has strengthened compared to most foreign currencies, including the Canadian dollar during 2015 and 2016, our financial position and results of operations have been adversely affected. We had foreign currency transaction gains of approximately $0.2 million during the three months ended March 31, 2016 and foreign currency losses of approximately $1.4 million during the three months ended March 31, 2015. Beginning in the first quarter of 2015, we began to repatriate cash generated by certain of our Canadian operations to the U.S. on a regular basis and expect to continue to do so prospectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. During the three months ended March 31, 2016, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $0.2 million.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors since those published in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	May 6, 2016	By:	/s/ David L. Liniger
David L. Liniger Chief Executive Officer, Chairman and Co-Founder (Principal Executive Officer)

Date:	May 6, 2016	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)