Form 10-Q
period 2016-06-30
RE/MAX Holdings, Inc.
filed 2016-08-05
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of July 29, 2016 was 17,645,696 and 1, respectively.

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2016 and June 30, 2015	4
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and June 30, 2015	5
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2016	6
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and June 30, 2015	7
	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	46

Item 4.	Controls and Procedures	47

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

	SIGNATURES	51

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$97,574	$110,212
Accounts and notes receivable, current portion, less allowances of $4,543 and $4,483, respectively	19,276	16,769
Income taxes receivable	981	—
Assets held for sale	—	354
Other current assets	3,117	4,079
Total current assets	120,948	131,414
Property and equipment, net of accumulated depreciation of $13,397 and $13,183, respectively	2,592	2,395
Franchise agreements, net of accumulated amortization of $107,474 and $100,499, respectively	60,593	61,939
Other intangible assets, net of accumulated amortization of $8,531 and $8,929, respectively	6,242	4,941
Goodwill	75,977	71,871
Deferred tax assets, net	106,356	109,365
Other assets, net of current portion	2,139	1,861
Total assets	$374,847	$383,786
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$595	$449
Accounts payable to affiliates	20	66
Accrued liabilities	9,392	16,082
Income taxes payable	97	451
Deferred revenue and deposits	17,467	16,501
Current portion of debt	10,765	14,805
Current portion of payable pursuant to tax receivable agreements	7,158	8,478
Liabilities held for sale	—	351
Other current liabilities	28	71
Total current liabilities	45,522	57,254
Debt, net of current portion	176,218	185,552
Payable pursuant to tax receivable agreements, net of current portion	91,557	91,557
Deferred tax liabilities, net	134	120
Other liabilities, net of current portion	9,779	9,889
Total liabilities	323,210	344,372
Commitments and contingencies (note 12)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,645,696 shares issued and outstanding as of June 30, 2016; 17,584,351 shares issued and outstanding as of December 31, 2015	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	446,256	445,081
Retained earnings	11,265	4,693
Accumulated other comprehensive income (loss), net of tax	158	(105)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	457,681	449,671
Non-controlling interest	(406,044)	(410,257)
Total stockholders' equity	51,637	39,414
Total liabilities and stockholders' equity	$374,847	$383,786

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Continuing franchise fees	$19,846	$18,268	$38,753	$35,928
Annual dues	8,046	7,875	15,950	15,677
Broker fees	10,384	9,247	17,585	15,667
Franchise sales and other franchise revenue	5,128	5,485	13,921	13,911
Brokerage revenue	—	3,402	112	7,301
Total revenue	43,404	44,277	86,321	88,484
Operating expenses:
Selling, operating and administrative expenses	18,842	19,730	42,074	44,801
Depreciation and amortization	3,872	3,808	7,593	7,619
(Gain) loss on sale or disposition of assets, net	(11)	(617)	96	(615)
Total operating expenses	22,703	22,921	49,763	51,805
Operating income	20,701	21,356	36,558	36,679
Other expenses, net:
Interest expense	(2,091)	(2,301)	(4,372)	(5,110)
Interest income	35	33	86	100
Foreign currency transaction gains (losses)	20	37	184	(1,384)
Loss on early extinguishment of debt	—	—	(136)	(94)
Equity in earnings of investees	—	390	—	602
Total other expenses, net	(2,036)	(1,841)	(4,238)	(5,886)
Income before provision for income taxes	18,665	19,515	32,320	30,793
Provision for income taxes	(4,285)	(3,457)	(7,544)	(5,605)
Net income	$14,380	$16,058	$24,776	$25,188
Less: net income attributable to non-controlling interest	7,419	11,088	12,875	17,500
Net income attributable to RE/MAX Holdings, Inc.	$6,961	$4,970	$11,901	$7,688

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.39	$0.41	$0.68	$0.64
Diluted	$0.39	$0.40	$0.67	$0.62
Weighted average shares of Class A common stock outstanding
Basic	17,636,590	12,225,678	17,610,470	12,022,769
Diluted	17,668,995	12,399,527	17,653,433	12,346,834
Cash dividends declared per share of Class A common stock	$0.1500	$0.1250	$0.3000	$1.7500

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$14,380	$16,058	$24,776	$25,188
Change in cumulative translation adjustment	—	75	564	(458)
Other comprehensive income (loss), net of tax	—	75	564	(458)
Comprehensive income	14,380	16,133	25,340	24,730
Less: comprehensive income attributable to non-controlling interest	7,419	11,742	13,176	17,801
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$6,961	$4,391	$12,164	$6,929

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2016	17,584,351	$2	1	$—	$445,081	$4,693	$(105)	$(410,257)	$39,414
Net income	—	—	—	—	—	11,901	—	12,875	24,776
Distributions paid to non-controlling unitholders	—	—	—	—	—	—	—	(8,912)	(8,912)
Equity-based compensation expense	—	—	—	—	1,311	—	—	—	1,311
Dividends paid to Class A common stockholders	—	—	—	—	—	(5,285)	—	—	(5,285)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	263	301	564
Issuance of Class A common stock, equity-based compensation plans	71,745	—	—	—	101	—	—	—	101
Payroll taxes related to net settled restricted stock units	(10,400)	—	—	—	(360)	—	—	—	(360)
Cumulative effect adjustment from change in accounting principle	—	—	—	—	123	(44)	—	(51)	28
Balances, June 30, 2016	17,645,696	$2	1	$—	$446,256	$11,265	$158	$(406,044)	$51,637

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$24,776	$25,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,593	7,619
Bad debt expense	109	487
Loss (gain) on sale or disposition of assets, net	96	(615)
Loss on early extinguishment of debt	136	94
Equity-based compensation expense	1,311	668
Non-cash interest expense	223	209
Deferred income tax expense and other	2,529	1,083
Changes in operating assets and liabilities:
Accounts and notes receivable, current portion	(2,569)	(3,516)
Advances from/to affiliates	(65)	333
Other current and noncurrent assets	844	903
Other current and noncurrent liabilities	(6,501)	113
Income taxes receivable/payable	(1,012)	2,025
Deferred revenue and deposits, current portion	906	1,976
Payment pursuant to tax receivable agreements	(1,344)	—
Net cash provided by operating activities	27,032	36,567
Cash flows from investing activities:
Purchases of property, equipment and software	(2,106)	(919)
Proceeds from sale of property and equipment	—	11
Capitalization of trademark costs	(16)	(41)
Acquisitions, net of cash acquired of $131	(9,869)	—
Dispositions	200	20
Cost to sell assets	(146)	(71)
Net cash used in investing activities	(11,937)	(1,000)
Cash flows from financing activities:
Payments on debt	(13,734)	(8,360)
Capitalized debt amendment costs	—	(555)
Distributions paid to non-controlling unitholders	(8,912)	(34,357)
Dividends paid to Class A common stockholders	(5,285)	(20,912)
Payments on capital lease obligations	(51)	(154)
Proceeds from exercise of stock options	101	2,013
Payment of payroll taxes related to net settled restricted stock units	(360)	—
Net cash used in financing activities	(28,241)	(62,325)
Effect of exchange rate changes on cash	508	(165)
Net decrease in cash and cash equivalents	(12,638)	(26,923)
Cash and cash equivalents, beginning of year	110,212	107,199
Cash and cash equivalents, end of period	$97,574	$80,276
Supplemental disclosures of cash flow information:
Cash paid for interest and debt amendment costs	$4,251	$4,901
Net cash paid for income taxes	5,957	2,367
Schedule of non-cash investing and financing activities:
Note receivable received as consideration for sale of brokerage operations assets	$150	$430
Capital leases for property and equipment	33	412
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	625	459

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013 and was capitalized on July 8, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of 11,500,000 shares of Class A common stock at a public offering price of $22.00 per share. A portion of the proceeds received by RE/MAX Holdings from the IPO was used to acquire the net business assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) in the Southwest and Central Atlantic regions of the United States (“U.S.”), respectively, which were subsequently contributed to RMCO, LLC and its consolidated subsidiaries (“RMCO”), and the remaining proceeds were used to purchase common membership units in RMCO. After completion of the IPO, RE/MAX Holdings owned 39.56% of the common membership units in RMCO. During the fourth quarter of 2015, RIHI, Inc. (“RIHI”) redeemed 5,175,000 common units in RMCO in exchange for newly issued shares of RE/MAX Holdings’ Class A common stock on a one-for-one basis. Immediately upon redemption, RIHI sold its 5,175,000 shares of Class A common stock at $36.00 per share, less underwriting discounts and commissions (the “Secondary Offering”). As of June 30, 2016, RE/MAX Holdings owns 58.42% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  As a result, RE/MAX Holdings consolidates the financial position and results of operations of RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is one of the leading franchisors of residential and commercial real estate brokerage services throughout the U.S. and globally. Through 2015, the Company operated a small number of real estate brokerage offices in the U.S. As discussed in Note 5, Acquisitions and Dispositions, the Company sold certain operating assets and liabilities of these brokerage offices during 2015 and the first quarter of 2016 and, subsequent thereto, no longer operates any real estate brokerage offices and no longer recognizes brokerage revenue (which consisted of fees assessed by the Company’s previously owned brokerages for services provided to their affiliated real estate agents). The Company’s revenue is derived from continuing franchise fees (which consist of fixed contractual fees paid monthly by regional franchise owners and franchisees based on the number of agents in the respective franchised region or office), annual dues from agents, broker fees (which consist of fees paid by regional franchise owners and franchisees for real estate commissions paid by customers when an agent sells a home), franchise sales and other franchise revenue (which consist of fees from initial sales and renewals of franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs) and, prior to the sale of the Company’s brokerage offices during 2015 and the first quarter of 2016, brokerage revenue. The Company, as a franchisor, grants each broker-owner a license to use the RE/MAX brand, trademark, promotional and operating materials and concepts.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and comprise the condensed consolidated financial statements of the Company and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2016 and December 31, 2015, the results of its operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, changes in its stockholders’ equity for the six months ended June 30, 2016 and results of its cash flows for the six months ended June 30, 2016 and 2015. Interim results may not be indicative of full year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Reclassifications

In conjunction with the adoption of several recent accounting pronouncements, certain items in the accompanying condensed consolidated financial statements as of December 31, 2015 and for the six months ended June 30, 2015 have been reclassified to conform to the 2016 presentation.  These reclassifications did not affect the Company’s consolidated results of operations.

Segment Reporting

Prior to 2016, the Company operated in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprised the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name, intersegment revenue from the Company’s previously owned brokerages and corporate-wide professional services expenses. The Brokerages reportable segment contained the operations of the Company’s previously owned brokerage offices in the U.S., the results of operations of a mortgage brokerage company in which the Company previously owned a non-controlling interest and reflected the elimination of intersegment revenue and other consolidation entries. During 2015 and the first quarter of 2016, the Company sold its 21 previously owned brokerage offices, as discussed in Note 5, Acquisitions and Dispositions. These dispositions resulted in the cessation of operations for the Company’s Brokerages reportable segment. Thus, during the first quarter of 2016, the Company began to operate in one reportable segment, Real Estate Franchise Services. All prior segment information has been reclassified to reflect the Company’s new segment structure.

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

Emerging Growth Company Status

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and the Company has not been subject to the requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”). The Company will no longer qualify as an emerging growth company as of the end of 2016.  Therefore, pursuant to Section 404(b) of SOX, the Company will be

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

required to include an opinion from an independent registered public accounting firm regarding the effectiveness of the Company’s internal controls in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, statutory tax withholding requirements, forfeitures and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016.  Early adoption is permitted in any interim or annual reporting period. The standard requires the guidance related to forfeitures and the timing of when excess tax benefits are recognized to be applied using a modified retrospective transition method, the guidance related to the accounting for income taxes to be applied prospectively, and the guidance related to the presentation of excess tax benefits on the statement of cash flows to be applied either prospectively or retrospectively. The Company early adopted ASU 2016-09 in the first quarter of 2016 and elected to account for forfeitures as they occur.  As a result, the Company recorded a cumulative-effect adjustment of $44,000 to “Retained earnings” in the accompanying Condensed Consolidated Balance Sheets and Statements of Stockholders’ Equity.  Furthermore, the Company elected to apply the retrospective transition method to the amendments related to the presentation of excess tax benefits in the statements of cash flows.  This resulted in an increase in cash flows provided by operating activities of $2,361,000 and a decrease of $2,361,000 in cash flows used in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016.  During the six months ended June 30, 2016, the Company recorded a $201,000 income tax benefit relating to the exercise of stock options and vesting of restricted stock units in “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income.  Prior to 2016, such excess tax benefits were recorded in “Additional paid-in capital” in the accompanying Condensed Consolidated Balance Sheets.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. ASU 2015-17 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or prospective transition method and permits early adoption as of the beginning of an interim or annual reporting period. The Company elected to early adopt this standard retrospectively in the first quarter of 2016 and $3,332,000 previously presented in “Other current assets” was reclassified to “Deferred tax assets, net” in the accompanying Condensed Consolidated Balance Sheets and related disclosures as of December 31, 2015, but the Company’s consolidated results of operations were not affected.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the guidance in ASU 2014-09 by one year. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides clarification on identifying performance obligations and accounting for licenses of intellectual property.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.  These standards are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within such annual reporting periods. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and subsequent to the IPO, began to operate and control all of the business affairs of RMCO. As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented.  RE/MAX Holdings owns a 58.42% and 58.33% economic interest in RMCO as of June 30, 2016 and December 31, 2015, respectively, and records a non-controlling interest for the remaining 41.58% and 41.67% economic interest in RMCO held by RIHI as of June 30, 2016 and December 31, 2015, respectively.  RE/MAX Holdings’ economic interest in RMCO increased due to an increase in common units, which were issued concurrently with the issuance of shares of Class A common stock upon the exercise of 28,057 stock options and the vesting of 33,288 restricted stock units, net of shares withheld and cancelled, as discussed in Note 10, Equity-Based Compensation.  RE/MAX Holdings’ only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between RE/MAX Holdings and RMCO. “Net income attributable to non-controlling interest” in the accompanying Condensed Consolidated Statements of Income represents the portion of earnings attributable to the economic interest in RMCO held by the non-controlling unitholders. As of October 7, 2013, “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets represented the carryover basis of RIHI’s capital account in RMCO. Subsequent thereto, the non-controlling interest balance has been and will continue to be adjusted to reflect tax and other cash distributions made to, and the income allocated to, the non-controlling unitholders, as well as future redemptions of common units in RMCO pursuant to the Fourth Amended and Restated Limited Liability Company Agreement (“RMCO, LLC Agreement”). The ownership of the common units in RMCO is summarized as follows:

	June 30,		December 31,
	2016		2015
	Shares	Ownership %	Shares	Ownership %
Non-controlling unitholders ownership of common units in RMCO	12,559,600	41.58%	12,559,600	41.67%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,645,696	58.42%	17,584,351	58.33%
Total common units in RMCO	30,205,296	100.00%	30,143,951	100.00%

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The weighted average ownership percentages for the applicable reporting periods are used to calculate the net income attributable to RE/MAX Holdings.  RE/MAX Holdings’ weighted average ownership percentage in RMCO was 58.41% and 40.81% for the three months ended June 30, 2016 and 2015, respectively and 58.37% and 40.40% for the six months ended June 30, 2016 and 2015, respectively.  RE/MAX Holdings’ economic interest in RMCO increased due to the increase in common units from the issuance of shares of Class A common stock as a result of the Secondary Offering described in Note 1, Business and Organization.  A reconciliation of “Net income attributable to RE/MAX Holdings, Inc.” in the accompanying Condensed Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income before provision for income taxes attributable to RE/MAX Holdings, Inc.	$10,900	$7,964	18,865	12,440
Provision for income taxes attributable to RE/MAX Holdings, Inc.	(3,939)	(2,994)	(6,964)	(4,752)
Net income attributable to RE/MAX Holdings, Inc.	$6,961	$4,970	$11,901	$7,688

A reconciliation of the “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Provision for income taxes attributable to RE/MAX Holdings, Inc. (a)	$(3,939)	$(2,994)	$(6,964)	$(4,752)
Provision for income taxes attributable to entities other than RE/MAX Holdings, Inc. (b)	(346)	(463)	(580)	(853)
Provision for income taxes	$(4,285)	$(3,457)	$(7,544)	$(5,605)

(a)

The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes as well as RE/MAX Holdings’ proportionate share of the net assets of RMCO of the taxes imposed directly on RE/MAX, LLC and its consolidated subsidiaries (“RE/MAX, LLC”), a wholly-owned subsidiary of RMCO, related primarily to tax liabilities in certain foreign jurisdictions of $493,000 and $316,000 for the three months ended June 30, 2016 and 2015, respectively, and $828,000 and $578,000 for the six months ended June 30, 2016 and 2015, respectively.

(b)

The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC related to tax liabilities primarily in certain foreign jurisdictions that are allocated to the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the RMCO, LLC Agreement, RMCO makes cash distributions to non-controlling unitholders.  Discretionary cash distributions may be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement.  These discretionary distributions are paid on a quarterly basis equal to the dividend payments to the stockholders of the Company’s Class A common stock or otherwise on a discretionary

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

basis as necessary.  In addition, RMCO is generally required to distribute cash on a pro-rata basis to its members to the extent necessary to cover each member’s estimated tax liabilities, if any, with respect to their allocable share of RMCO earnings, but only to the extent that any other discretionary distributions from RMCO for the relevant period were otherwise insufficient to enable each member to cover its estimated tax liabilities.  Upon completion of its tax returns with respect to the prior year, RMCO may make other discretionary true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.  For the six months ended June 30, 2016 and 2015, respectively, total distributions paid or payable to or on behalf of non-controlling unitholders under the RMCO, LLC Agreement were $8,912,000 and $34,357,000,  of which $3,768,000 and $31,036,000 were related to dividend distributions as discussed in Note 4, Earnings Per Share and Dividends.  The aforementioned distributions are recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity and the paid portion is reported in “Distributions paid to non-controlling unitholders” in the accompanying Condensed Consolidated Statements of Cash Flows.

On August 3, 2016, the Company declared a distribution to non-controlling unitholders of $1,884,000, which is payable on August 31, 2016. No other distributions were paid to non-controlling unitholders during the six months ended June 30, 2016 and 2015.

Payments Pursuant to the Tax Receivable Agreements

At the time of the IPO, RE/MAX Holdings entered into separate TRAs with RMCO’s historical owners, RIHI and Weston Presidio V, L.P. (“Weston Presidio”). During the second quarter of 2015, Weston Presidio assigned, transferred and conveyed to Oberndorf all of its rights, title and interest in and to, and all of its liabilities and obligations under, the TRA dated as of October 7, 2013 by and between RE/MAX Holdings and Weston Presidio. In connection therewith, the Company entered into a joinder to the TRA on May 29, 2015 with Western Presidio and Oberndorf (the “Joinder Agreement”). Neither the assignment and transfer nor the Joinder Agreement impacted the financial position, results of operations or cash flows of the Company.

As of June 30, 2016, the Company reflected a liability of $98,715,000, representing the payments due to RIHI and Oberndorf, under the terms of the TRAs (see current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Condensed Consolidated Balance Sheets).

As of June 30, 2016, the Company estimates that amounts payable pursuant to the TRAs within the next 12-month period will be approximately $7,158,000,  of which $2,580,000 is related to RE/MAX Holdings’ 2014 federal and state tax returns and the remainder is related to RE/MAX Holdings’ 2015 federal and state tax returns. To determine the current amount of the payments due to RIHI and Oberndorf, the Company estimated the amount of taxable income that RE/MAX Holdings generated during 2015 and 2014 and the amount of the specified deductions subject to the TRAs which were realized by RE/MAX Holdings in its 2015 and 2014 federal and state tax returns. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs. The Company paid $1,344,000 and $0 pursuant to the terms of the TRAs during the six months ended June 30, 2016 and 2015, respectively.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$6,961	$4,970	$11,901	$7,688
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,636,590	12,225,678	17,610,470	12,022,769
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,636,590	12,225,678	17,610,470	12,022,769
Add dilutive effect of the following:
Stock options	4,360	146,638	10,047	301,928
Restricted stock units	28,045	27,211	32,916	22,137
Weighted average shares of Class A common stock outstanding, diluted	17,668,995	12,399,527	17,653,433	12,346,834
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.39	$0.41	$0.68	$0.64
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.39	$0.40	$0.67	$0.62

The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Dividends

The Company’s Board of Directors declared quarterly dividends of $0.15 per share on all outstanding shares of Class A common stock in both the first and second quarters of 2016, or $5,285,000 in total dividends.  Of this amount, $2,638,000 was paid on March 23, 2016 and $2,647,000 was paid on June 2, 2016.  The Company made corresponding distributions to non-controlling unitholders of $1,884,000 on both March 23, 2016 and June 2, 2016.  The Company’s Board of Directors declared quarterly dividends of $0.125 per share on all outstanding shares of Class A common stock in both the first and second quarters of 2015, or $3,029,000 in total dividends.  Of this amount, $1,500,000 was paid on April 8, 2015 and $1,529,000 was paid on June 4, 2015.  The Company made corresponding distributions to non-controlling unitholders of $2,217,000 on both April 8, 2015 and June 4, 2015.  Additionally, during the six months ended June 30, 2015, the Company’s Board of Directors declared a special dividend of $1.50 per share on all outstanding shares of Class A common stock, or $17,883,000 in total dividends, which along with a corresponding distribution to non-controlling unitholders of $26,602,000 was paid on April 8, 2015.

On August 3, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on all outstanding shares of Class A common stock, which is payable on August 31, 2016 to shareholders of record at the close of business on August 17, 2016.

5. Acquisitions and Dispositions

Acquisitions

Acquisition of RE/MAX of Alaska, Inc.

On April 1, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of Alaska, Inc. (“RE/MAX of Alaska”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of Alaska. RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company used $1,500,000 in cash generated from operations to fund the acquisition. The assets acquired constitute a business and were accounted for using the fair value acquisition method.  The total purchase price was allocated to the assets acquired based on their estimated fair values.  The excess of the total purchase price over the preliminary fair value of the identifiable assets acquired was recorded as goodwill.  The goodwill recognized for RE/MAX of Alaska is attributable to expected synergies and projected long term revenue growth.  All of the goodwill recognized is tax deductible.

Purchase Price Allocation

The following table summarizes the preliminary estimated fair value of the assets acquired at the acquisition date (in thousands):

Franchise agreements	529
Goodwill	971
Total purchase price	$1,500

The regional franchise agreements acquired were preliminarily valued using an income approach and are being amortized over the remaining contractual term of approximately five years using the straight-line method. The preliminary estimated fair value of the assets acquired is subject to adjustments based on the Company’s final assessment of the fair values of the franchise agreements and other assets, which are the acquired assets with the highest likelihood of changing upon finalization of the valuation process.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of RE/MAX of New York and RE/MAX of Alaska had occurred on January 1, 2015. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results, including additional amortization expense associated with the valuation of the acquired franchise agreements. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Total revenue	$43,441	$44,849	$86,741	$89,548
Net income attributable to RE/MAX Holdings, Inc.	$7,077	$5,020	$12,147	$7,804
Basic earnings per common share	$0.40	$0.41	$0.69	$0.65
Diluted earnings per common share	$0.40	$0.40	$0.69	$0.63

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Dispositions

Disposition of STC Northwest, LLC d/b/a RE/MAX Northwest Realtors

On January 20, 2016, the Company sold certain operating assets and liabilities related to three owned brokerage offices located in the U.S., of STC Northwest, LLC d/b/a RE/MAX Northwest Realtors, a wholly owned subsidiary of the Company. The Company recognized a loss on the sale of the assets and the liabilities transferred of approximately $90,000 during the first quarter of 2016, which is reflected in “(Gain) loss on sale or disposition of assets, net” in the accompanying Condensed Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

Disposition of Sacagawea, LLC d/b/a RE/MAX Equity Group

On December 31, 2015, the Company sold certain operating assets and liabilities related to 12 owned brokerage offices located in the U.S., of Sacagawea, LLC d/b/a RE/MAX Equity Group, a wholly owned subsidiary of the Company. The Company recognized a gain on the sale of the assets of approximately $2,794,000 during the fourth quarter of 2015, which is reflected in “(Gain) loss on sale or disposition of assets, net” in the Consolidated Statements of Income included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

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

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets, other than goodwill (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of June 30, 2016			As of December 31, 2015
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.7	$168,067	$(107,474)	$60,593	$162,438	$(100,499)	$61,939
Other intangible assets:
Software (a)	3.1	$11,759	$(6,843)	$4,916	$10,885	$(7,325)	$3,560
Trademarks	14.4	3,014	(1,688)	1,326	2,985	(1,604)	1,381
Total other intangible assets	6.4	$14,773	$(8,531)	$6,242	$13,870	$(8,929)	$4,941

(a)

As of June 30, 2016 and December 31, 2015, capitalized software development costs of $4,057,000 and $3,165,000, respectively, were recorded in “Other intangible assets” in the accompanying Condensed Consolidated Balance Sheets. As of these dates, the associated information technology infrastructure projects were not complete and ready for their intended use and thus were not subject to amortization.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Amortization expense for the three months ended June 30, 2016 and 2015 was $3,656,000 and $3,549,000, respectively.

Amortization expense for the six months ended June 30, 2016 and 2015 was $7,170,000 and $7,098,000, respectively.

The estimated future amortization of intangible assets, other than goodwill is as follows (in thousands):

As of June 30:
Remainder of 2016	$7,641
2017	12,054
2018	8,438
2019	7,997
2020	6,865
Thereafter	23,840
$66,835

During 2015, the Company performed its annual assessment of goodwill, and the fair values of the Company’s reporting units significantly exceeded their respective carrying values. No interim indicators of impairment have been identified. The following table presents changes to goodwill for the six months ended June 30, 2016 (in thousands):

Balance, January 1, 2016	$71,871
Goodwill recognized in acquisition	3,890
Effect of changes in foreign currency exchange rates	216
Balance, June 30, 2016	$75,977

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued payroll and related employee costs (a)	$5,694	$8,040
Accrued property taxes	834	1,594
Accrued professional fees	743	981
Lease-related accruals	353	354
Other (b)	1,768	5,113
	$9,392	$16,082

(a)

Accrued payroll and related employee costs include $1,029,000 and $1,009,000 of accrued severance and benefits expenses as of June 30, 2016 and December 31, 2015, respectively, related to the separation of the Company’s former President on August 19, 2015 and former Chief Executive Officer on December 31, 2014, as discussed in Note 11, Leadership Changes and Restructuring Activities.

(b)

Other accrued liabilities include $3,251,000 as of December 31, 2015 in connection with the December 28, 2015 judgment resulting from the litigation matter concerning the Company’s acquisition of the net assets of HBN, which was paid on February 2, 2016, as discussed in Note 12, Commitments and Contingencies.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Debt

Debt consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
2013 Senior Secured Credit Facility, principal of $487 payable quarterly, matures in July 2020	$188,902	$202,635
Less unamortized debt issuance costs	(1,285)	(1,527)
Less unamortized debt discount costs	(634)	(751)
Less current portion	(10,765)	(14,805)
	$176,218	$185,552

Maturities of debt are as follows (in thousands):

As of June 30:
Remainder of 2016	$974
2017	10,765
2018	1,947
2019	1,947
2020	173,269
$188,902

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

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both London Interbank Offered Rate (“LIBOR”) and Alternate Base Rate (“ABR”) loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts the Company may distribute in the form of dividends to its non-controlling unitholders and stockholders of its Class A common stock, referred to herein as the “First Amendment.” Interest rates with respect to the amended term loan facility and revolving loan facility are based, at the Company’s option, on (a) adjusted LIBOR, provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3.25% or (b) ABR, provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate for a one month interest period plus 1%, plus a maximum applicable margin of 2.25%.  The applicable margin is subject to quarterly adjustments based on the Company’s total leverage ratio as defined in the 2013 Senior Secured Credit Facility. In connection with the First Amendment, the Company incurred costs of $1,086,000 during the six months ended June 30, 2015 of which $555,000 was recorded as an unamortized debt discount and are being amortized over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $531,000 was expensed as incurred.

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made an excess cash flow prepayment of $12,727,000 on March 31, 2016. As of June 30, 2016, mandatory principal payments of approximately $487,000 are due quarterly until the facility matures on July 31, 2020 and will be reduced pro-rata by the amount of any excess cash flow principal prepayments made.  During the six months ended June 30, 2015, the Company made an excess cash flow prepayment of $7,320,000. The Company

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

accounted for the mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss of $136,000 and $94,000 during the six months ended June 30, 2016 and 2015, respectively, related to unamortized debt discount and issuance costs. The Company may make optional prepayments on the term loan facility at any time; however, no such optional prepayments were made during the six months ended June 30, 2016 or 2015.

The estimated fair value of the Company’s debt as of June 30, 2016 and December 31, 2015 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at those dates and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of the 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the 2013 Senior Secured Credit Facility are included in the accompanying Condensed Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The following table summarizes the carrying value and fair value of the 2013 Senior Secured Credit Facility as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,		December 31,
	2016		2015
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
2013 Senior Secured Credit Facility	$186,983	$188,902	$200,357	$198,583

The Company had no borrowings drawn on the revolving loan facility during the six months ended June 30, 2016 and 2015 and had $10,000,000 available under the revolving loan facility as of June 30, 2016. The Company must pay a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

9. Income Taxes

RE/MAX Holdings is subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.  The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income. The “Provision for income taxes” is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings. The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes and RE/MAX Holdings’ proportionate share of RMCO’s net income. The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC primarily related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of June 30, 2016, the Company does not believe it has any significant uncertain tax positions.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. RMCO is not subject to federal income taxes as it is a flow-through entity, however, RMCO is required to file an annual U.S. Return of Partnership Income. The Company was notified on January 6, 2016 that RMCO’s 2013 U.S. Return of Partnership Income was selected for examination by the Internal Revenue Service.  The audit commenced in April 2016 and concluded in June 2016 and no changes were made as a result of the audit.   With respect to state and local jurisdictions and countries outside of the U.S., the Company and its subsidiaries are typically subject to examination for three to four years after the income tax returns have been filed.

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

On May 5, 2016, RE/MAX Holdings granted an aggregate of 1,639 restricted stock units at a value of $36.61 per unit to a director, which vest on March 1, 2017.  The grant-date fair value of $36.61 per unit equaled the closing price of RE/MAX Holdings’ Class A common stock on May 5, 2016.  On February 23, 2016, RE/MAX Holdings granted an aggregate of 75,057 restricted stock units at a value of $33.18 per unit to certain employees, which vest in three equal installments, on March 1, 2017, March 1, 2018 and March 1, 2019, and an aggregate of 12,663 restricted stock units at a value of $33.18 per unit to its directors, excluding David Liniger, the Company’s Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, the Company’s Vice Chair and Co-Founder, which vest on March 1, 2017. The grant-date fair value of $33.18 per unit equaled the closing price of RE/MAX Holdings’ Class A common stock on February 23, 2016.

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

For the three months ended June 30, 2016 and 2015, the Company recognized equity-based compensation expense of $545,000 and $526,000, respectively, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income resulting from the aforementioned restricted stock units granted. For the six months ended June 30, 2016 and 2015, the Company recognized equity-based compensation expense of $1,311,000 and $668,000, respectively, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income resulting from the aforementioned restricted stock units granted.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes equity-based compensation activity related to restricted stock units and stock options as of and for the six months ended June 30, 2016:

	Restricted Stock	Stock
	Units	Options
Balance, January 1, 2016	96,765	28,057
Granted	89,359	—
Exercised (a)	—	(28,057)
Forfeited	—	—
Delivered and exchanged for shares of Class A common stock (b) (c)	(33,288)	—
Cancelled (d)	(10,400)	—
Balance, June 30, 2016	142,436	—

As of June 30, 2016
Vested	—	—
Unvested	142,436	—

(a)

Cash received from stock option exercises for the six months ended June 30, 2016 was $101,000. The Company recorded a corporate income tax benefit relating to the options exercised during the three and six months ended June 30, 2016 of $186,000 in “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income.

(b)

The Company recorded a corporate income tax benefit relating to the vesting of restricted stock units during the three and six months ended June 30, 2016 of $15,000 in “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income.

(c)

In connection with a separation and transition agreement entered into with the Company’s former Chief Financial Officer and Chief Operating Officer as described in Note 11, Leadership Changes and Restructuring Activities,  12,109 unvested restricted stock units granted in October 2013 and March 2015 vested in April 2016 on an accelerated timeline. As such, incremental equity-based compensation expense of $331,000 was recognized during the six months ended June 30, 2016.

(d)

Of the 43,688 restricted stock units that vested during the six months ended June 30, 2016,  10,400 shares were withheld and cancelled with an estimated value of $360,000 to cover the Company’s minimum statutory tax withholding obligation.

At June 30, 2016, there were 2,159,943 additional shares available for the Company to grant under the 2013 Incentive Plan.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Leadership Changes and Restructuring Activities

On January 7, 2016, the Company’s former Chief Financial Officer and Chief Operating Officer entered into a separation and transition agreement (the “Separation and Transition Agreement”) pursuant to which he served as Co-Chief Financial Officer from January 15, 2016 through March 31, 2016 and separated from the Company effective March 31, 2016.  Subject to the terms of the Separation and Transition Agreement, the Company is required to provide severance and other related benefits through April 2016.  In April 2016, the Company made a lump sum severance payment of $575,000 and 12,109 unvested restricted stock units vested on an accelerated timeline pursuant to the terms of the Separation and Transition Agreement. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation and Transition Agreement, with a corresponding charge to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. The Company incurred a total cost of $1,043,000, including $331,000 of equity-based compensation expense, during the six months ended June 30, 2016 related to this separation.

On May 4, 2015, the Company’s former President entered into a retirement agreement with the Company (the “Retirement Agreement”) pursuant to which he retired on August 19, 2015. Subject to the terms of the Retirement Agreement, the Company is required to provide retirement benefits over a 24-month period, beginning in September 2015. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Retirement Agreement, with a corresponding charge to “Selling, operating and administrative expenses.” The Company incurred a total cost of $877,000, including $216,000 of equity-based compensation expense, during year ended December 31, 2015 related to this retirement. As of June 30, 2016 and December 31, 2015, the short-term portion of the liability was $255,000 and $250,000, respectively, and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.  As of June 30, 2016 and December 31, 2015, the long-term portion of the liability was $42,000 and $175,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

On December 31, 2014, the Company’s former Chief Executive Officer retired and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company is required to provide severance and other related benefits over a 36-month period, beginning in October 2015. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation Agreement, with a corresponding charge to “Selling, general and administrative expenses.” The Company will incur a total cost of $3,581,000, including $1,007,000 of equity-based compensation expense. As of June 30, 2016 and December 31, 2015, the short-term portion of the liability was $774,000 and $759,000, respectively, and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, the long-term portion of the liability was $395,000 and $789,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company’s total severance and other related expenses were $0 and $588,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,043,000 and $1,039,000 for the six months ended June 30, 2016 and 2015, respectively, which is included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents a rollforward of the estimated fair value liability established for the aforementioned severance and other related costs from January 1, 2016 to June 30, 2016 (in thousands):

Balance, January 1, 2016	$2,021
Severance and other related expenses	1,043
Accretion	35
Cash payments	(1,302)
Non-cash adjustment (a)	(331)
Balance, June 30, 2016	$1,466

(a) For the six months ended June 30, 2016, the non-cash adjustment represents the non-cash equity-based compensation expense recorded for the accelerated vesting of 12,109 restricted stock units on April 9, 2016 pursuant to the terms of the Separation and Transition Agreement.

12. Commitments and Contingencies

Commitments

The Company leases offices and equipment under non-cancelable operating leases, subject to certain provisions for renewal options and escalation clauses.

Contingencies

In connection with the sale of the assets and liabilities related to the Company’s previously owned brokerages as described in Note 5, Acquisitions and Dispositions, the Company entered into three Assignment and Assumption of Lease Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments over approximately the next 61-month period under the respective lease agreements and accordingly, as of June 30, 2016, the Company has outstanding lease guarantees of $7,761,000. This amount represents the maximum potential amount of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreements govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser. As of June 30, 2016, the likelihood of default by the purchaser on one of the Assignment Agreements was deemed to be reasonably possible and as such, the Company recognized a loss of $243,000 in “(Gain) loss on sale or disposition of assets, net” in the accompanying Condensed Consolidated Statements of Income during the six months ended June 30, 2016. As of June 30, 2016, the short-term portion of the liability was $48,000 and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and the long-term portion of the liability was $176,000 and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

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

In connection with the Company’s acquisition of the net assets of Tails, several shareholders of Tails challenged the terms of the transaction and filed a shareholder action entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Tails, Inc. in the Circuit Court of Henrico County, Virginia ("Tails I"). The Court dismissed Tails I on December 23, 2013. The shareholders appealed that decision. On January 8, 2015, the Virginia Supreme Court affirmed the lower court's dismissal of Tails I.  On March 7, 2016, the same Tails I plaintiffs filed a shareholder derivative complaint and complaint for individual claims entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Gail Liniger, Dave Liniger, Bruce Benham, RE/MAX Holdings, Inc. and Tails Holdco, Inc. in Denver District Court ("Tails II"). The Tails II defendants, including the Company, filed a motion to dismiss the Tails II complaint in its entirety on April 15, 2016.  On July 26, 2016, the Denver District Court dismissed all of the Tails II plaintiffs’ shareholder derivative claims.  The Court did not dismiss the Tails II plaintiffs’ individual claims seeking $384,000 in total for interest allegedly owed.  The Tails II defendants intend to vigorously defend their position that the Tails II plaintiffs are not entitled to the interest sought. The Company believes a range for the potential impact to its financial position and results of operation is not determinable as of June 30, 2016.  Accordingly, the Company currently has not recorded an accrual in the accompanying Condensed Consolidated Balance Sheets.

 Except for the ongoing litigation concerning the acquisition of the net assets of Tails, management of the Company believes other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

13. Related-Party Transactions

The Company’s previously owned real estate brokerage operations paid advertising fees to regional and national advertising funds, which promote the RE/MAX brand. These advertising funds are corporations owned by a majority stockholder of RIHI, who is also the Company’s Chief Executive Officer, Chairman and Co-Founder.  This individual does not receive any compensation from these corporations, as all funds received by the corporations are, as a result of contractual commitments in our franchise agreements, required to be spent on advertising for the respective regions. During the three months ended June 30, 2015, the Company’s previously owned real estate brokerage operations paid $213,000 to these advertising funds.  During the six months ended June 30, 2016 and 2015, the Company’s previously owned real estate brokerage operations paid $11,000 and $495,000, respectively, to these advertising funds.  These payments are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The majority stockholders of RIHI, including the Company’s current Chief Executive Officer, Chairman and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. During the six months ended June 30, 2016 and 2015, the Company used the golf course for business purposes at no charge.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities, and it allows these companies to share its leased office space. During the three months ended June 30, 2016 and 2015, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $521,000 and $431,000, respectively. During the six months ended June 30, 2016 and 2015, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $952,000 and $847,000, respectively. Such amounts are generally paid within 30 days and no such amounts were outstanding at June 30, 2016 or December 31, 2015.  In addition, affiliated regional franchisors have current outstanding continuing franchise fees, broker fees and franchise sales revenue amounts due from the Company of $20,000 and $66,000 as of June 30, 2016 and December 31, 2015, respectively.  Such amounts are included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

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

The results of operations discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are those of RE/MAX Holdings, Inc. (“RE/MAX Holdings”) and its consolidated subsidiaries, including RMCO, LLC and its consolidated subsidiaries (“RMCO”), collectively, the “Company,” “we,” “our” or “us.”

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

Our current growth strategies include the following initiatives:

•	Capitalize on the gradual improvement in the U.S. residential real estate market and increase our total agent count;
•	Continue to drive franchise sales growth and agent recruitment and retention; and
•	Reacquire select RE/MAX regional franchises in the U.S. and Canada.

As a franchisor, we maintain a low fixed-cost structure which enables us to generate high margins and helps us drive significant operating leverage through incremental revenue growth as reflected in our financial results.

Prior to 2016, we operated in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprised the operations of our owned and independent global franchising operations under the RE/MAX brand name, intersegment revenue from our previously owned brokerages and corporate-wide professional services expenses. The Brokerages reportable segment contained the operations of our previously owned brokerage offices in the U.S., the results of operations of a mortgage brokerage company in which we previously owned a non-controlling interest and reflected the elimination of intersegment revenue and other consolidation entries.  As of January 1, 2015, we owned 21 brokerages (which represented less than 1% of RE/MAX total brokerages in the U.S.).  However, during 2015, we sold 18 brokerage offices and in January 2016, we sold the remaining three offices.  These dispositions resulted in the cessation of operations for our Brokerages reportable segment. Thus, during the first quarter of 2016, we began to operate in one reportable segment, Real Estate Franchise Services.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures that affect our operating results, including agent count, revenue and Adjusted EBITDA.

Agent Count. Agent count reflects the number of licensed agents who have active, independent contractual relationships with RE/MAX offices at a particular time. The majority of our revenue is derived from recurring fixed fee streams we receive from our franchisees and agents that are tied to our aggregate agent count.  We also consider the breakdown of agent count in Company-owned Regions in the United States and Canada versus Independent Regions in the United

States, Canada, and elsewhere, because our average annual revenue per agent for our Company-owned Regions is nearly three times greater than for Independent Regions in the U.S. and Canada and revenue per agent for regions outside the U.S. and Canada is even lower.

The following table shows our agent count at the end of the periods indicated:

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2016	2016	2015	2015	2015	2015	2014
Agent Count:
U.S.
Company-owned Regions (1)	39,493	38,469	37,250	37,146	36,545	35,845	35,299
Independent Regions (1)	22,142	21,848	22,668	22,633	22,459	22,100	21,806
U.S. Total	61,635	60,317	59,918	59,779	59,004	57,945	57,105
Canada
Company-owned Regions	6,701	6,580	6,553	6,512	6,440	6,327	6,261
Independent Regions	13,635	13,239	13,115	12,994	12,992	12,834	12,779
Canada Total	20,336	19,819	19,668	19,506	19,432	19,161	19,040
U.S. and Canada Total	81,971	80,136	79,586	79,285	78,436	77,106	76,145
Outside U.S. and Canada
Company-owned Regions (2)	—	—	—	—	—	—	328
Independent Regions (2)	27,989	26,572	25,240	24,206	23,467	22,849	21,537
Outside U.S. and Canada Total	27,989	26,572	25,240	24,206	23,467	22,849	21,865
Total	109,960	106,708	104,826	103,491	101,903	99,955	98,010
Net change in agent count compared to the prior period	3,252	1,882	1,335	1,588	1,948	1,945	363

(1)

As of June 30, 2016, U.S. Company-owned Regions include agents in the Alaska region, which converted from an Independent Region to a Company-owned Region in connection with the acquisitions of certain assets of RE/MAX of Alaska, Inc. (“RE/MAX of Alaska”), including the regional franchise agreements issued by us permitting the sale of RE/MAX franchises in the state of Alaska, on April 1, 2016.  As of the acquisition date, the Alaska region had 245 agents.  In addition, as of each quarter end since March 31, 2016, U.S. Company-owned Regions include agents in the New York region, which converted from an Independent Region to a Company-owned Region in connection with the acquisitions of certain assets of RE/MAX of New York, Inc. (“RE/MAX of New York”), including the regional franchise agreements issued by us permitting the sale of RE/MAX franchises in the state of New York, on February 22, 2016.  As of the acquisition date, the New York region had 869 agents.

(2)

As of each quarter end since March 31, 2015, Independent Regions outside of the U.S. and Canada include agents in the Caribbean and Central America regions, which converted from Company-owned Regions to Independent Regions in connection with the regional franchising agreements we entered into with new independent owners of the Caribbean and Central America regions on January 1, 2015.  As of the disposition date, the Caribbean and Central America regions had 328 agents.

Revenue. The percentage of revenue from recurring, fixed contractual fees and dues paid by our agents, franchisees and regional franchise owners was 64.3% and 59.0% for the three months ended June 30, 2016 and 2015, respectively, and 63.4% and 58.3% for the six months ended June 30, 2016 and 2015, respectively.  A smaller percentage of our revenue is based on transaction activity derived from a percentage of agent commissions and was 23.9% and 20.9% for the three months ended June 30, 2016 and 2015, respectively, and 20.4% and 17.7% for the six months ended June 30, 2016 and 2015, respectively.    The increase in the percentage of our recurring fixed fee revenue and transaction based revenue is primarily related to the divestitures of our previously owned brokerages and secondarily the result of our organic agent count growth.  The majority of our revenue is derived from the U.S. and Canada.  The percentage of revenue in the U.S. and Canada was 95.8% and 95.0% for the three months ended June 30, 2016 and 2015, respectively, and 96.0% and 95.5% for the six months ended June 30, 2016 and 2015, respectively.

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

The following table shows our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except margin data)
Adjusted EBITDA	$24,927	$25,658	$46,307	$44,405
Adjusted EBITDA margins	57.4%	57.9%	53.6%	50.2%

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

The following table shows this seasonality in our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis:

	Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(in thousands, except margin data)
Adjusted EBITDA	$ 24,927	$ 21,380	$ 21,881	$ 25,115	$ 25,658
Adjusted EBITDA margins	57.4%	49.8%	50.6%	55.7%	57.9%

As discussed elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our real estate brokerage operations ceased during January 2016, at which point we began operating in one reportable segment. We no longer incur fixed costs associated with our previously owned brokerage offices and will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue from the 21 brokerage offices that we sold in 2015 and 2016.

Significant Transactions and Factors Affecting Our Consolidated Operating Results

Various factors affected our results for the periods presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the following:

Changes in Agent Count.  The majority of our revenue is derived from fees and dues based on the number of agents in the RE/MAX network. Due to the low fixed cost structure of our franchise model, the addition of new agents generally requires nominal incremental investment in capital or infrastructure. Accordingly, the number of agents in our network (particularly in our Company-owned Regions in the U.S. and Canada) is the most important factor affecting our results of operations and the addition of new agents can favorably impact our revenue and Adjusted EBITDA. Historically, the number of agents in the residential real estate industry has been highly correlated with overall home sale transaction activity. Our agent count decreased during the downturn in the U.S. housing sector, but has returned to growth as the markets have improved. However, we do not use our overall home sale transaction activity on a per agent or aggregate basis in order to evaluate our results of operations. We believe that the number of agents in our network is the primary statistic that drives our revenue.

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

In addition, other changes in our aggregate revenue per agent are derived from changes in our fee arrangements, which can take the form of fee waivers or fee deferrals, with our franchisees and agents over time.  We implemented Momentum  ®, a comprehensive training, development and recruiting program for the broker owners in our network (the “Momentum Program”), which is specifically designed to educate our broker owners on how to manage their businesses more effectively and profitably, as well as plan for future business growth. We provide certain fee waivers in order to incentivize our broker owners to participate in the program, which in turn impacts the comparability of our results of operations. We expect to continue the Momentum Program in the future. Our revenue per agent also increases in other ways, including when transaction sides and sales volume increases. This is because a portion of our revenue comes from fees tied to the number and sales price of real estate transactions closed by the agents in our network. Due to the low fixed cost structure of our franchise model, modest increases in revenue per agent impact the comparability of our operating results.  Beginning July 1, 2016, we implemented a $5 and $2.50 per month per agent increase in continuing franchise fees in our Company-owned Regions in the U.S. and Canada, respectively, which will impact the comparability of our future operating results. Subsequent thereto, we will evaluate the appropriateness of inflationary fee increases.

Acquisitions. One of our strategies is to pursue reacquisitions of regional franchise rights in Independent Regions in the U.S. and Canada. We receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions. While both Company-owned Regions and Independent Regions charge relatively similar fees to RE/MAX brokerages and agents, we receive the entire amount of the continuing franchise fee, broker fee, initial franchise fee and franchise renewal fee in Company-owned Regions, whereas we receive only a portion of these fees (generally 15%, 20% or 30%) in Independent Regions.

Effective April 1, 2016, we acquired certain assets of RE/MAX of Alaska, including the regional franchise agreements issued by us permitting the sale of RE/MAX franchises in the state of Alaska.  We used $1.5 million in cash generated from operations to fund the acquisition.

Effective February 22, 2016, we acquired certain assets of RE/MAX of New York, including the regional franchise agreements permitting the sale of RE/MAX franchises in the state of New York. We used $8.5 million in cash generated from operations to fund the acquisition.

The comparability of our operating results for the three and six months ended June 30, 2016 and 2015 is affected by the aforementioned acquisitions.

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

Effective December 31, 2015, we sold certain operating assets and liabilities related to 12 owned brokerage offices located in the U.S., of Sacagawea, LLC d/b/a RE/MAX Equity Group (“RE/MAX Equity Group”) and transferred separate office franchise agreements to the purchaser. In connection with this sale, we sold our entire interest in, and transferred all of our obligations related to, our equity-method investments and as a result beginning on January 1, 2016, we no longer record equity in earnings of investees.

Effective April 10, 2015, we sold certain operating assets and liabilities related to six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100 (“RE/MAX 100”) and transferred separate office franchise agreements to the purchaser.

Subsequent to the aforementioned dispositions, we no longer receive fees for services provided to affiliate real estate agents and discontinued the recognition of brokerage revenue and all related expenses. The comparability of our operating results for the three and six months ended June 30, 2016 and 2015 is affected by these dispositions.

Secondary Offering. During the fourth quarter of 2015, RIHI redeemed 5,175,000 common units in RMCO in exchange for newly issued shares of Class A common stock on a one-for-one basis. Upon redemption, RIHI sold 5,175,000 shares of Class A common stock at a public offering price of $36.00 per share, less underwriting discounts and commissions of $1.53 per share (the “Secondary Offering”). As of June 30, 2016, we owned 58.42% of the common units in RMCO and RIHI owned the remaining 41.58% of the common units in RMCO. We incurred additional selling, operating and administrative expenses of $0.2 million during the six months ended June 30, 2016 in connection with the Secondary Offering primarily for accounting and other professional services performed during the first quarter of 2016, which will impact the comparability of our financial results to the prior year. We did not receive any proceeds from the Secondary Offering, but the change in economic interest in RMCO held by us and RIHI have and will impact the amount of RMCO’s net income allocated to RE/MAX Holdings and to the non-controlling interest. Increases in the amount of RMCO’s net income allocated to RE/MAX Holdings will directly impact the corporate tax obligations of RE/MAX Holdings and consequently increase the provision for income taxes.

Leadership Changes and Restructuring Activities. On December 31, 2014, our former Chief Executive Officer and a former director, retired from the Company. Subsequent thereto, we undertook a realignment of various personnel resources. In addition, our former President retired from the Company on August 19, 2015 and our former Chief Financial Officer and former Chief Operating Officer separated from the Company effective March 31, 2016.  In conjunction with these changes, we incurred total severance and other related charges of $1.0 million during the six months ended June 30, 2016 and $0.6 million and $1.0 million during the three and six months ended June 30, 2015, respectively.  These costs are reflected in our selling, operating and administrative expenses and affect the comparability of our operating results. See Notes 10 and 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures, including a related rollforward of the estimated fair value liability recorded during the six months ended June 30, 2016.  In July 2016, a former executive officer of the Company retired.  As a result, we anticipate incurring severance charges of approximately $0.5 million during the three months ended September 30, 2016.

Results of Operations

The following tables set forth our results of operations for the periods presented as dollars for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue:
Continuing franchise fees	$19,846	$18,268	$38,753	$35,928
Annual dues	8,046	7,875	15,950	15,677
Broker fees	10,384	9,247	17,585	15,667
Franchise sales and other franchise revenue	5,128	5,485	13,921	13,911
Brokerage revenue	—	3,402	112	7,301
Total revenue	43,404	44,277	86,321	88,484
Operating expenses:
Selling, operating and administrative expenses	18,842	19,730	42,074	44,801
Depreciation and amortization	3,872	3,808	7,593	7,619
(Gain) loss on sale or disposition of assets, net	(11)	(617)	96	(615)
Total operating expenses	22,703	22,921	49,763	51,805
Operating income	20,701	21,356	36,558	36,679
Other expenses, net:
Interest expense	(2,091)	(2,301)	(4,372)	(5,110)
Interest income	35	33	86	100
Foreign currency transaction gains (losses)	20	37	184	(1,384)
Loss on early extinguishment of debt	—	—	(136)	(94)
Equity in earnings of investees	—	390	—	602
Total other expenses, net	(2,036)	(1,841)	(4,238)	(5,886)
Income before provision for income taxes	18,665	19,515	32,320	30,793
Provision for income taxes	(4,285)	(3,457)	(7,544)	(5,605)
Net income	$14,380	$16,058	$24,776	$25,188
Less: net income attributable to non-controlling interest	7,419	11,088	12,875	17,500
Net income attributable to RE/MAX Holdings, Inc.	$6,961	$4,970	$11,901	$7,688

Adjusted EBITDA (1)	$24,927	$25,658	$46,307	$44,405

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income on a consolidated basis.

Comparison of the Three Months Ended June 30, 2016 and 2015

Total Revenue

A summary of the components of our revenue for the three months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended
	June 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$19,846	$18,268	$1,578	8.6%
Annual dues	8,046	7,875	171	2.2%
Broker fees	10,384	9,247	1,137	12.3%
Franchise sales and other franchise revenue	5,128	5,485	(357)	(6.5)%
Brokerage revenue	—	3,402	(3,402)	(100.0)%
Total revenue	$43,404	$44,277	$(873)	(2.0)%

Continuing Franchise Fees

Revenue from continuing franchise fees was $19.8 million for the three months ended June 30, 2016, an increase of $1.6 million or 8.6% compared to the three months ended June 30, 2015, primarily due to agent count growth in the U.S. and Canada and the acquisitions of RE/MAX of New York and RE/MAX of Alaska.

Annual Dues

Revenue from annual dues increased $0.2 million from the overall increase in total agent count of 8,057 from June 30, 2015 to June 30, 2016, of which 3,535 agents were located in the U.S. and Canada. The aforementioned increase was partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar.

Broker Fees

Revenue from broker fees increased $1.1 million primarily due to increased agent count in the U.S. and Canada, an increase in home-sales volume and the acquisition of RE/MAX of New York.  The aforementioned increases were partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue decreased primarily due to a reduction in franchise sales revenue of $0.5 million related to global sub-regional franchise sales.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our previously owned brokerages for services provided to their affiliated real estate agents, decreased $3.4 million due to the dispositions of such brokerages.

Operating Expenses

A summary of the components of our operating expenses for the three months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended
	June 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$18,842	$19,730	$(888)	(4.5)%
Depreciation and amortization	3,872	3,808	64	1.7%
Gain on sale or disposition of assets, net	(11)	(617)	606	(98.2)%
Total operating expenses	$22,703	$22,921	$(218)	(1.0)%
Percent of revenue	52.3%	51.8%

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the three months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended
	June 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$10,288	$10,793	$(505)	(4.7)%
Professional fees	2,129	1,490	639	42.9%
Rent and related facility operations	2,190	2,855	(665)	(23.3)%
Other	4,235	4,592	(357)	(7.8)%
Total selling, operating and administrative expenses	$18,842	$19,730	$(888)	(4.5)%
Percent of revenue	43.4%	44.6%

Total selling, operating and administrative expenses decreased as follows:

•

Personnel costs decreased primarily as a result of the reduction in overall headcount as a result of the dispositions of our previously owned brokerages as well as a decrease in severance and other related charges, partially offset by an increase in benefit related expenses.

•

Professional fees increased primarily due to an increase of $0.5 million in legal fees predominantly related to the litigation of our acquisition of the net assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”).

•	Rent and related facility operations expense decreased primarily due to the sale of our previously owned brokerages.
•	Other selling, operating and administrative expenses decreased primarily due to a decrease of $0.6 million of administrative expenses as a result of the sale of our previously owned brokerages.

Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million primarily due to the increase in amortization expense related to the franchise agreements acquired with the acquisitions of RE/MAX of New York and RE/MAX of Alaska.

Gain on Sale or Disposition of Assets, Net

The decrease in the gain on sale or disposition of assets, net is due to the gain of $0.6 million recognized for the sale of RE/MAX 100 during the second quarter of 2015.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended June 30, 2016 and 2015, is as follows:

	Three Months Ended
	June 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,091)	$(2,301)	$210	(9.1)%
Interest income	35	33	2	6.1%
Foreign currency transaction gains	20	37	(17)	(45.9)%
Equity in earnings of investees	—	390	(390)	(100.0)%
Total other expenses, net	$(2,036)	$(1,841)	$(195)	10.6%
Percent of revenue	(4.7)%	(4.2)%

Other expenses, net increased primarily due to the sale of RE/MAX Equity Group on December 31, 2015 and thus no longer recognizing equity in earnings of investees beginning in 2016.  This was offset by a decrease in interest expense primarily due to the reduction in principal balance  as a result of the $12.7 million excess cash flow prepayment made on March 31, 2016 pursuant to the terms of our 2013 Senior Secured Credit Facility.

Provision for Income Taxes

The provision for income taxes increased $0.8 million primarily due to the Secondary Offering, which resulted in RE/MAX Holdings’ weighted average economic interest in RMCO increasing to 58.41% from 40.81% for the three months ended June 30, 2016 and 2015, respectively.  This increase was offset by a decrease in RMCO’s income before the provision for income taxes during the three months ended June 30, 2016.  As a result of the aforementioned factors, our effective income tax rate increased to 23.0% from 17.7% for the three months ended June 30, 2016 and 2015, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state income tax rates.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, Inc. (“RIHI”), decreased $3.7 million primarily due to the Secondary Offering, which resulted in a decrease of the non-controlling unitholders weighted average economic interest in RMCO to 41.59% from 59.19% for the three months ended June 30, 2016 and 2015, respectively.  RMCO’s net income decreased $0.9 million during the three months ended June 30, 2016 over June 30,  2015 which also contributed to this variance.

Adjusted EBITDA

Adjusted EBITDA was $24.9 million for the three months ended June 30, 2016, a decrease of $0.7 million from the comparable prior year period.  Adjusted EBITDA primarily decreased due to the sale of our previously owned brokerages and a reduction in global sub-regional franchise sales.  These aforementioned decreases were offset by an increase in revenue as a result of organic agent count growth and contributions from the acquired New York and Alaska regions.

Comparison of the Six Months Ended June 30, 2016 and 2015

Total Revenue

A summary of the components of our revenue for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended
	June 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$38,753	$35,928	$2,825	7.9%
Annual dues	15,950	15,677	273	1.7%
Broker fees	17,585	15,667	1,918	12.2%
Franchise sales and other franchise revenue	13,921	13,911	10	0.1%
Brokerage revenue	112	7,301	(7,189)	(98.5)%
Total revenue	$86,321	$88,484	$(2,163)	(2.4)%

Continuing Franchise Fees

Revenue from continuing franchise fees was $38.8 million for the six months ended June 30, 2016, an increase of $2.8 million or 7.9% compared to the six months ended June 30, 2015, primarily due to agent count growth in the U.S. and Canada and the acquisitions of RE/MAX of New York and RE/MAX of Alaska.

Annual Dues

Revenue from annual dues increased $0.5 million from the overall increase in total agent count of 8,057 from June 30,  2015 to June 30, 2016, of which 3,535 agents were located in the U.S. and Canada. The aforementioned increase was partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar, which adversely impacted annual dues revenue by approximately $0.2 million.

Broker Fees

Revenue from broker fees increased $1.9 million primarily due to increased agent count in the U.S. and Canada, an increase in home-sales volume and the acquisition of RE/MAX of New York.  The aforementioned increases were partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue remained flat due to a reduction in franchise sales revenue related to global sub-regional franchise sales and office franchise sales in U.S. Company-owned Regions, offset by an increase in other franchise revenue recognized from our preferred marketing arrangements and approved supplier programs.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our previously owned brokerages for services provided to their affiliated real estate agents, decreased $7.2 million due to the dispositions of such brokerages.

Operating Expenses

A summary of the components of our operating expenses for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended
	June 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$42,074	$44,801	$(2,727)	(6.1)%
Depreciation and amortization	7,593	7,619	(26)	(0.3)%
Loss (gain) on sale or disposition of assets, net	96	(615)	711	(115.6)%
Total operating expenses	$49,763	$51,805	$(2,042)	(3.9)%
Percent of revenue	57.6%	58.5%

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the six months ended June 30, 2016 and 2015 is as follows:

	Six Months Ended
	June 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$21,068	$21,424	$(356)	(1.7)%
Professional fees	4,558	4,226	332	7.9%
Rent and related facility operations	4,375	6,102	(1,727)	(28.3)%
Other	12,073	13,049	(976)	(7.5)%
Total selling, operating and administrative expenses	$42,074	$44,801	$(2,727)	(6.1)%
Percent of revenue	48.7%	50.6%

Total selling, operating and administrative expenses decreased as follows:

•

Personnel costs decreased primarily as a result of the reduction in overall headcount as a result of the dispositions of our previously owned brokerages, partially offset by an increase in benefit related expenses.

•

Professional fees increased primarily due to an increase for costs incurred during the preliminary project and post-implementation-operation stages for purchased and developed software in our information technology infrastructure and an increase in compliance fees associated with our Secondary Offering.  The aforementioned increases were offset by a decrease due to the sale of our previously owned brokerages.

•	Rent and related facility operations expense decreased primarily due to the sale of our previously owned brokerages.
•	Other selling, operating and administrative expenses decreased primarily due to a decrease of $1.3 million in administrative expenses as a result of the sale of our previously owned brokerages.

Depreciation and Amortization

Depreciation and amortization expense remained flat.  The increase in amortization expense related to the franchise agreements acquired with the acquisitions of RE/MAX of New York and RE/MAX of Alaska was offset by a decrease in depreciation expense due to the sale of our previously owned brokerages.

Sale or Disposition of Assets, Net

The decrease in the gain on sale or disposition of assets, net is due to the gain of $0.6 million recognized for the sale of RE/MAX 100 during the second quarter of 2015, offset by the loss of $0.1 million recognized for the sale of RE/MAX Northwest during the first quarter of 2016.

Other Expenses, Net

A summary of the components of our other expenses, net for the six months ended June 30, 2016 and 2015, is as follows:

	Six Months Ended
	June 30,		Change
	2016	2015	($)	(%)

	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(4,372)	$(5,110)	$738	(14.4)%
Interest income	86	100	(14)	(14.0)%
Foreign currency transaction gains (losses)	184	(1,384)	1,568	(113.3)%
Loss on early extinguishment of debt	(136)	(94)	(42)	44.7%
Equity in earnings of investees	—	602	(602)	(100.0)%
Total other expenses, net	$(4,238)	$(5,886)	$1,648	(28.0)%
Percent of revenue	(4.9)%	(6.7)%

Other expenses, net decreased primarily due to a decrease in foreign currency transaction losses driven primarily by the repatriation of cash generated from our Canadian operations in February 2015.  Interest expense also contributed to a decrease in other expenses, net due primarily to costs incurred during the six months ended June 30, 2015 associated with an amendment to our credit agreement entered into with JPMorgan Chase Bank, as discussed in Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Other expenses, net increased due to the sale of RE/MAX Equity Group on December 31, 2015 and thus no longer recognizing equity in earnings of investees beginning in 2016.

Provision for Income Taxes

The provision for income taxes increased $1.9 million primarily due to the Secondary Offering, which resulted in RE/MAX Holdings’ weighted average economic interest in RMCO increasing to 58.37% from 40.40% for the six months ended June 30, 2016 and 2015, respectively, and due to the increase in RMCO’s income before the provision for income taxes.  As a result of the aforementioned factors, our effective income tax rate increased to 23.3% from 18.2% for the six months ended June 30, 2016 and 2015, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state income tax rates.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, Inc. (“RIHI”), decreased $4.6 million primarily due to the Secondary Offering, which resulted in a decrease of the non-controlling unitholders weighted average economic interest in RMCO to 41.63% from 59.6% for the six months ended June 30, 2016 and 2015, respectively.  This decrease was partially offset by an increase of $1.6 million in RMCO’s net income during the six months ended June 30, 2016 over June 30,  2015.

Adjusted EBITDA

Adjusted EBITDA was $46.3 million for the six months ended June 30, 2016, an increase of $1.9 million from the comparable prior year period.  Adjusted EBITDA primarily increased due to agent count growth, contributions from our acquired New York and Alaska regions, and the positive impact from foreign currency transaction gains and losses driven primarily by the repatriation of cash generated from our Canadian operations in February 2015.  The aforementioned increases were offset by a decrease in Adjusted EBITDA from the sale of our previously owned brokerages and an increase in costs incurred during preliminary project and post-implementation-operation stages for purchased and developed software in our information technology infrastructure.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, non-cash straight-line rent expense, professional fees and certain expenses incurred in connection with the initial public offering and subsequent Secondary Offering, acquisition related expenses and severance related expenses. During the fourth quarter of 2014, we revised our definition of Adjusted EBITDA to include an adjustment for severance related charges incurred during or after such quarter.

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

A reconciliation of Adjusted EBITDA to net income for our consolidated results for the three and six months ended June 30, 2016 and 2015 is set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$14,380	$16,058	$24,776	$25,188
Depreciation and amortization	3,872	3,808	7,593	7,619
Interest expense	2,091	2,301	4,372	5,110
Interest income	(35)	(33)	(86)	(100)
Provision for income taxes	4,285	3,457	7,544	5,605
EBITDA	24,593	25,591	44,199	43,422
Gain on sale or disposition of assets and sublease (1)	(99)	(664)	(76)	(707)
Loss on early extinguishment of debt (2)	—	—	136	94
Non-cash straight-line rent expense (3)	187	249	411	480
Public offering related expenses (4)	—	—	193	—
Severance related expenses (5)	—	588	914	1,039
Acquisition related expenses (6)	246	(106)	530	77
Adjusted EBITDA	$24,927	$25,658	$46,307	$44,405

(1)	Represents gains on the sale or disposition of assets as well as the gains on the sublease of a portion of our corporate headquarters office building.
(2)	Represents losses incurred on early extinguishment of debt on our 2013 Senior Secured Credit Facility for the three and six months ended June 30, 2016 and 2015.
(3)	Represents the non-cash charge to appropriately record rent expense on a straight-line basis over the term of the lease agreement taking into consideration escalation in monthly cash payments.
(4)	Represents costs incurred for compliance services performed during the six months ended June 30, 2016 in connection with the Secondary Offering.
(5)

Represents severance and other related expenses due to organizational changes implemented during 2015 as a result of the retirement of our former Chief Executive Officer on December 31, 2014 and the separation of our former Chief Financial Officer and former Chief Operating Officer effective March 31, 2016.

(6)

Acquisition related expenses include fees incurred in connection with our acquisitions of certain assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) in October 2013 and of RE/MAX of New York in February 2016. Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market, which have contributed to increasing annual operating cash flows. In this regard, our short-term liquidity position has been, and will continue to be, affected by the number of agents in the RE/MAX network. Our primary sources of liquidity are our existing cash balances and credit availability under our 2013 Senior Secured Credit Facility. Our cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of selling, operating and administrative expenses, (iii) principal payments and related interest expense on our 2013 Senior Secured Credit Facility, (iv) distributions and other payments to non-controlling unitholders, (v) corporate tax payments paid by us, (vi) cash consideration for acquisitions and acquisition-related expenses, (vii) dividend payments to stockholders of our Class A common stock and (viii) payments to RIHI and Oberndorf pursuant to the TRAs. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details on the TRA assignment from Weston Presidio V, L.P. to Oberndorf. We have satisfied these needs with cash flows from operations and funds available under our 2013 Secured Credit Facility.

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

Sources and Uses of Cash

Six Months Ended June 30, 2016 and 2015

As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $97.6 million and $110.2 million, respectively, of which approximately $9.2 million and $7.0 million were denominated in foreign currencies, respectively. We repatriate cash generated by our Canadian operations on a regular basis. During the six months ended June 30, 2016 and 2015, we repatriated $7.9 million and $29.7 million in Canadian dollars, respectively, or $5.9 million and $23.9 million in U.S. dollars, respectively. Of these amounts, $23.9 million in Canadian dollars, or $19.2 million in U.S. dollars, was repatriated in February 2015. The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$27,032	$36,567	$(9,535)
Investing activities	(11,937)	(1,000)	(10,937)
Financing activities	(28,241)	(62,325)	34,084
Effect of exchange rate changes on cash	508	(165)	673
Net change in cash and cash equivalents	$(12,638)	$(26,923)	$14,285

The decrease in cash provided by operating activities was primarily attributable to the payments in February 2016 of $3.3 million resulting from a judgment granted in the litigation concerning the net assets of HBN and $1.3 million pursuant to the TRAs, neither of which occurred in the comparable prior year period. Cash provided by operating activities also decreased due to an increase in cash paid for income taxes of $3.6 million due to changes in our ownership structure and a decrease of $2.2 million due primarily to the excess tax benefit realized during the six months ended June 30, 2015 upon the exercise of stock options.  Cash provided by operating activities was positively impacted by a reduction in cash paid for interest of $0.7 million primarily related to fees incurred in connection with amending our 2013 Senior Secured Credit Facility on March 11, 2015.

Cash used in investing activities increased primarily as a result of the acquisition of RE/MAX of New York in February 2016 for a net purchase price of $8.4 million, the acquisition of RE/MAX of Alaska in April 2016 for a net purchase price of $1.5 million, and an increase in the purchases of property, equipment and software of $1.0 million primarily related to investments in our information technology infrastructure.

The decrease in cash used in financing activities was primarily attributable to a decrease of $25.4 million in distributions paid to our non-controlling unitholders and a decrease of $15.6 million in dividends paid to Class A common stockholders during the six months ended June 30, 2016 compared to the corresponding amounts paid during the six months ended June 30, 2015.  These decreases were primarily attributable to the declaration and payment of a special dividend of $1.50 per share on all outstanding shares of Class A common stock during the six months ended June 30, 2015 which contributed to a $26.6 million decrease in distributions paid to our non-controlling unitholders and a $17.9 million decrease in dividends paid to Class A common stockholders.  In addition, cash used in financing activities decreased due to $0.6 million paid in connection with amending our 2013 Senior Secured Credit Facility on March 11, 2015.  The aforementioned decreases were offset by an increase of $5.4 million in the mandatory excess cash flow prepayments made in March 2016 compared to March 2015 pursuant to the terms of our 2013 Senior Secured Credit Facility and a reduction in cash received of $1.9 million from the decrease in stock option exercises during the six months ended June 30, 2016 compared to June 30, 2015.

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

RE/MAX, LLC is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. RE/MAX, LLC made an excess cash flow prepayment of $12.7 million on March 31, 2016 and as a result of this payment, RE/MAX, LLC recorded a loss during the six months ended June 30, 2016 of $0.1 million related to unamortized debt discount and issuance costs.

As of June 30, 2016, RE/MAX, LLC had $187.0 million of term loans outstanding, net of unamortized debt discount and issuance costs, had no revolving loans outstanding and had $10.0 million in revolving loans available under the 2013 Senior Secured Credit Facility.

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

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $2.1 million and $0.9 million during the six months ended June 30, 2016 and 2015, respectively. Amounts paid for purchases of property and equipment relate to office equipment for our corporate headquarters and spending on purchased and developed software relate to investments in our information technology infrastructure. In order to expand our technological capabilities, we have invested in information technology projects that will improve operational efficiencies and enhance the tools and services provided to the agents and brokers in our network. We anticipate spending between $2.0 million and $2.5 million during 2016 on total capital expenditures.

Dividends

Our Board of Directors declared quarterly dividends of $0.15 per share on all outstanding shares of Class A common stock in both the first and second quarters of 2016 as disclosed in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On August 3, 2016, our Board of Directors declared a quarterly dividend of $0.15 per share on all outstanding shares of Class A common stock, which is payable on August 31, 2016 to shareholders of record at the close of business on August 17, 2016. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and to the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the RMCO, LLC Agreement, RMCO makes cash distributions to non-controlling unitholders.  Discretionary cash distributions may be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement.  These discretionary distributions are paid on a quarterly basis equal to the dividend payments to the stockholders of the Company’s Class A common stock, including the dividends declared on August 3, 2016, or otherwise on a discretionary basis as necessary.  In addition, RMCO is generally required to distribute cash on a pro-rata basis to its members to the extent necessary to cover each member’s estimated tax liabilities, if any, with respect to their allocable share of RMCO earnings, but only to the extent that any other discretionary distributions from RMCO for the relevant period were otherwise insufficient to enable each member to cover its estimated tax liabilities.  Upon completion of its tax returns with respect to the prior year, RMCO may make other discretionary true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.  See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on distributions made by RMCO.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of June 30, 2016.

Commitments and Contingencies

Except for the outstanding lease guarantees acquired in connection with the dispositions of our previously owned brokerages and the ongoing litigation concerning our acquisition of the net assets of Tails as disclosed in Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, our management does not believe there are any other litigation matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2013 Senior Secured Credit Facility which bears interest at variable rates. As of June 30, 2016, we had a principal balance of $188.9 million outstanding under our 2013 Senior Secured Credit Facility. As of June 30, 2016, the undrawn borrowing availability under the revolving line of credit under our 2013 Senior Secured Credit Facility was $10.0 million. The interest rate on our 2013 Senior Secured Credit Facility entered into in July 2013 and as amended on March 11, 2015 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.2 million.

Currency Risk

We have a network of global franchisees in 99 countries, including the U.S. and Canada. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. As the U.S. dollar has strengthened compared to most foreign currencies, including the Canadian dollar during 2015 and 2016, our financial position and results of operations have been adversely affected. We had foreign currency transaction gains of approximately $0.02 million and $0.04 million during the three months ended June 30, 2016 and 2015, respectively and foreign currency transaction gains (loss) of $0.2 million and ($1.4) million during the six months ended June 30, 2016 and 2015, respectively.  Beginning in the first quarter of 2015, we began to repatriate cash generated by certain of our Canadian operations to the U.S. on a regular basis and expect to continue to do so prospectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. During the three and six months ended June 30, 2016, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $0.3 million and $0.5 million, respectively.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in Item 1A to Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  In addition, the following risk factors update and supplement the risk factors described in our 2015 Annual Report on Form 10-K.   Except as provided below, there have been no material changes to the risk factors as disclosed in our 2015 Annual Report on Form 10-K.

Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and stock price.

Under the JOBS Act, so long as a company qualifies as an “emerging growth company,” our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the 2002 Sarbanes-Oxley Act (“SOX”).  We currently meet the definition of an “emerging growth company.”  However, as of June 30, 2016, the market value of our common stock held by non-affiliates exceeded $700 million and we therefore will cease to be an “emerging growth company” at the conclusion of this fiscal year ending on December 31, 2016.  Accordingly, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, we will be required to include in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm.

Because our independent registered public accounting firm has not yet attested as to the effectiveness of our internal control over financial reporting, we cannot conclude that such an audit would not uncover a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls.  Under rules of the SEC, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure you that material weaknesses will not be identified in the future.

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, and our management and other personnel have and will need to continue to devote a substantial amount of time to compliance initiatives resulting from operating as a public company.  We also anticipate that these costs and compliance initiatives will increase as a result of the Company ceasing to be an “emerging growth company,” as defined in the JOBS Act, at the conclusion of this fiscal year ending December 31, 2016.  In particular, because we will no longer qualify as an “emerging growth company” after this year, we will be required to include in our Annual Report on Form 10-K for the year ended December 31, 2016, an attestation report as to the effectiveness of our internal

control over financial reporting that is issued by our independent registered public accounting firm.   In addition, we have previously taken advantage of the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation.  We will no longer be eligible for such reduced disclosure requirements once we cease to be an “emerging growth company” at the end of 2016.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	August 5, 2016	By:	/s/ David L. Liniger
David L. Liniger Chief Executive Officer, Chairman and Co-Founder (Principal Executive Officer)

Date:	August 5, 2016	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)