Form 10-Q
period 2016-09-30
RE/MAX Holdings, Inc.
filed 2016-11-04
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of October 31, 2016 was 17,645,696 and 1, respectively.

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2016 and September 30, 2015	4
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and September 30, 2015	5
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2016	6
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015	7
	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	48

Item 4.	Controls and Procedures	49

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

	SIGNATURES	52

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$101,981	$110,212
Accounts and notes receivable, current portion, less allowances of $5,642 and $4,483, respectively	17,662	16,769
Income taxes receivable	672	—
Assets held for sale	—	354
Other current assets	3,627	4,079
Total current assets	123,942	131,414
Property and equipment, net of accumulated depreciation of $13,426 and $13,183, respectively	2,530	2,395
Franchise agreements, net of accumulated amortization of $111,008 and $100,499, respectively	57,059	61,939
Other intangible assets, net of accumulated amortization of $8,664 and $8,929, respectively	9,321	4,941
Goodwill	87,731	71,871
Deferred tax assets, net	105,682	109,365
Other assets, net of current portion	2,062	1,861
Total assets	$388,327	$383,786
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$393	$449
Accounts payable to affiliates	35	66
Accrued liabilities	10,593	16,082
Income taxes payable	138	451
Deferred revenue and deposits	17,041	16,501
Current portion of debt	11,789	14,805
Current portion of payable pursuant to tax receivable agreements	7,225	8,478
Liabilities held for sale	—	351
Other current liabilities	8	71
Total current liabilities	47,222	57,254
Debt, net of current portion	174,819	185,552
Payable pursuant to tax receivable agreements, net of current portion	91,557	91,557
Deferred tax liabilities, net	134	120
Other liabilities, net of current portion	15,913	9,889
Total liabilities	329,645	344,372
Commitments and contingencies (note 12)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,645,696 shares issued and outstanding as of September 30, 2016; 17,584,351 shares issued and outstanding as of December 31, 2015	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	446,757	445,081
Retained earnings	15,529	4,693
Accumulated other comprehensive income (loss), net of tax	89	(105)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	462,377	449,671
Non-controlling interest	(403,695)	(410,257)
Total stockholders' equity	58,682	39,414
Total liabilities and stockholders' equity	$388,327	$383,786

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Continuing franchise fees	$20,938	$18,905	$59,691	$54,833
Annual dues	8,321	8,010	24,271	23,687
Broker fees	10,517	9,321	28,102	24,988
Franchise sales and other franchise revenue	5,783	5,624	19,704	19,535
Brokerage revenue	—	3,250	112	10,551
Total revenue	45,559	45,110	131,880	133,594
Operating expenses:
Selling, operating and administrative expenses	20,325	20,724	62,399	65,525
Depreciation and amortization	3,889	3,765	11,482	11,384
(Gain) loss on sale or disposition of assets, net	(11)	9	85	(606)
Total operating expenses	24,203	24,498	73,966	76,303
Operating income	21,356	20,612	57,914	57,291
Other expenses, net:
Interest expense	(2,121)	(2,338)	(6,493)	(7,448)
Interest income	32	36	118	136
Foreign currency transaction (losses) gains	(115)	(201)	69	(1,585)
Loss on early extinguishment of debt	—	—	(136)	(94)
Equity in earnings of investees	—	361	—	963
Total other expenses, net	(2,204)	(2,142)	(6,442)	(8,028)
Income before provision for income taxes	19,152	18,470	51,472	49,263
Provision for income taxes	(4,632)	(3,277)	(12,176)	(8,882)
Net income	$14,520	$15,193	$39,296	$40,381
Less: net income attributable to non-controlling interest	7,609	10,396	20,484	27,907
Net income attributable to RE/MAX Holdings, Inc.	$6,911	$4,797	$18,812	$12,474

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.39	$0.39	$1.07	$1.03
Diluted	$0.39	$0.39	$1.06	$1.01
Weighted average shares of Class A common stock outstanding
Basic	17,645,696	12,333,690	17,622,298	12,127,548
Diluted	17,691,641	12,420,748	17,666,740	12,315,663
Cash dividends declared per share of Class A common stock	$0.1500	$0.1250	$0.4500	$1.8750

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$14,520	$15,193	$39,296	$40,381
Change in cumulative translation adjustment	(147)	(580)	417	(1,038)
Other comprehensive (loss) income, net of tax	(147)	(580)	417	(1,038)
Comprehensive income	14,373	14,613	39,713	39,343
Less: comprehensive income attributable to non-controlling interest	7,531	9,988	20,707	27,800
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$6,842	$4,625	$19,006	$11,543

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2016	17,584,351	$2	1	$—	$445,081	$4,693	$(105)	$(410,257)	$39,414
Net income	—	—	—	—	—	18,812	—	20,484	39,296
Distributions paid to non-controlling unitholders	—	—	—	—	—	—	—	(14,094)	(14,094)
Equity-based compensation expense	—	—	—	—	1,812	—	—	—	1,812
Dividends paid to Class A common stockholders	—	—	—	—	—	(7,932)	—	—	(7,932)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	194	223	417
Issuance of Class A common stock, equity-based compensation plans	71,745	—	—	—	101	—	—	—	101
Payroll taxes related to net settled restricted stock units	(10,400)	—	—	—	(360)	—	—	—	(360)
Cumulative effect adjustment from change in accounting principle	—	—	—	—	123	(44)	—	(51)	28
Balances, September 30, 2016	17,645,696	$2	1	$—	$446,757	$15,529	$89	$(403,695)	$58,682

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$39,296	$40,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,482	11,384
Bad debt expense	1,177	555
Loss (gain) on sale or disposition of assets, net	85	(606)
Loss on early extinguishment of debt	136	94
Equity-based compensation expense	1,812	1,098
Non-cash interest expense	335	324
Deferred income tax expense and other	3,244	1,831
Changes in operating assets and liabilities:
Accounts and notes receivable, current portion	(2,044)	(2,113)
Advances from/to affiliates	(44)	302
Other current and noncurrent assets	783	1,584
Other current and noncurrent liabilities	(5,705)	1,411
Income taxes receivable/payable	(653)	2,392
Deferred revenue and deposits, current portion	480	1,315
Payment pursuant to tax receivable agreements	(1,344)	—
Net cash provided by operating activities	49,040	59,952
Cash flows from investing activities:
Purchases of property, equipment and software	(3,229)	(2,066)
Proceeds from sale of property and equipment	12	17
Capitalization of trademark costs	(35)	(61)
Acquisitions, net of cash acquired of $131	(17,869)	—
Dispositions	200	20
Cost to sell assets	(146)	(71)
Net cash used in investing activities	(21,067)	(2,161)
Cash flows from financing activities:
Payments on debt	(14,220)	(8,880)
Capitalized debt amendment costs	—	(555)
Distributions paid to non-controlling unitholders	(14,094)	(38,813)
Dividends paid to Class A common stockholders	(7,932)	(22,454)
Payments on capital lease obligations	(72)	(237)
Proceeds from exercise of stock options	101	2,032
Payment of payroll taxes related to net settled restricted stock units	(360)	(120)
Net cash used in financing activities	(36,577)	(69,027)
Effect of exchange rate changes on cash	373	(593)
Net decrease in cash and cash equivalents	(8,231)	(11,829)
Cash and cash equivalents, beginning of year	110,212	107,199
Cash and cash equivalents, end of period	$101,981	$95,370
Supplemental disclosures of cash flow information:
Cash paid for interest and debt amendment costs, net of capitalized interest	$6,195	$7,126
Net cash paid for income taxes	9,492	4,052
Schedule of non-cash investing and financing activities:
Note receivable received as consideration for sale of brokerage operations assets	$150	$430
Capital leases for property and equipment	33	412
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	89	381
Contingent consideration issued in a business acquisition	6,300	—

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

After completion of the IPO, RE/MAX Holdings owned 39.56% of the common membership units in RMCO. During the fourth quarter of 2015, RIHI, Inc. (“RIHI”) redeemed 5,175,000 common units in RMCO in exchange for newly issued shares of RE/MAX Holdings’ Class A common stock on a one-for-one basis. Immediately upon redemption, RIHI sold its 5,175,000 shares of Class A common stock at $36.00 per share, less underwriting discounts and commissions (the “Secondary Offering”). As of September 30, 2016, RE/MAX Holdings owns 58.42% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO.  RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is one of the leading franchisors of residential and commercial real estate brokerage services throughout the U.S. and globally.  The Company, as a franchisor, grants each broker-owner a license to use the RE/MAX brand, trademark, promotional and operating materials and concepts.  Through 2015, the Company operated a small number of real estate brokerage offices in the U.S.  As discussed in Note 5, Acquisitions and Dispositions, the Company sold certain operating assets and liabilities of these brokerage offices during 2015 and the first quarter of 2016 and, subsequent thereto, no longer operates any real estate brokerage offices and no longer recognizes brokerage revenue (which consisted of fees assessed by the Company’s previously owned brokerages for services provided to their affiliated real estate agents).  Beginning in October 2016, the Compay also franchises mortgage brokerages under the “Motto Mortgage” brand, and in connection with launching this business, on September 12, 2016, the Company acquired certain assets of Full House Mortgage Connection, Inc. (“Full House”).  See Note 5, Acquisitions and Dispositions, for further detail.

The Company’s revenue is derived as follows:

•	Continuing franchise fees which consist of fixed contractual fees paid monthly by regional franchise owners and franchisees based on the number of agents in the respective franchised region or office.
•	Annual dues from agents.
•	Broker fees which consist of fees paid by regional franchise owners and franchisees for real estate commissions paid by customers when an agent sells a home.
•

Franchise sales and other franchise revenue which consist of fees from initial sales and renewals of franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs.

•	Brokerage revenue prior to the sale of the Company’s brokerage offices during 2015 and the first quarter of 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2015, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2016 and December 31, 2015, the results of its operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, changes in its stockholders’ equity for the nine months ended September 30, 2016 and results of its cash flows for the nine months ended September 30, 2016 and 2015. Interim results may not be indicative of full year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas in which management uses assumptions include, among other things, the establishment of the allowance for doubtful trade accounts and notes receivable, the determination of the estimated lives of intangible assets, the estimates for amounts accrued for litigation matters, the estimates for determining the fair value of assets acquired and liabilities assumed in business combinations, the estimates related to the accounting for income taxes, the estimates of the fair value of reporting units used in the annual assessment of goodwill, and the amounts due to RIHI and Oberndorf Investments LLC (“Oberndorf”) pursuant to the terms of the tax receivable agreements (“TRAs”) discussed in more detail in Note 3, Non-controlling Interest. Actual results could differ from those estimates.

Reclassifications

In conjunction with the adoption of several recent accounting pronouncements, certain items in the accompanying condensed consolidated financial statements as of December 31, 2015 and for the nine months ended September 30, 2015 have been reclassified to conform to the current year’s presentation.  These reclassifications did not affect the Company’s consolidated results of operations.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Principles of Consolidation

As of September 30, 2016, RE/MAX Holdings owns 58.42% of the common membership units in RMCO and, as its managing member, RE/MAX Holdings controls RMCO’s operations, management and activities. As a result, RE/MAX Holdings consolidates RMCO and records a non-controlling interest in the accompanying Condensed Consolidated Balance Sheets and records net income attributable to the non-controlling interest and comprehensive income attributable to the non-controlling interest in the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, respectively.

Emerging Growth Company Status

Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and the Company has not been subject to the requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”). The Company will no longer qualify as an emerging growth company as of the end of 2016.  Therefore, pursuant to Section 404(b) of SOX, the Company will be required to include an opinion from an independent registered public accounting firm regarding the effectiveness of the Company’s internal controls over financial reporting in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification for certain cash receipts and cash payments on the consolidated statement of cash flow.  ASU 2016-15 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted in any interim or annual reporting period. The standard requires a retrospective transition method for each period presented. The Company has not yet determined the effect of the standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, statutory tax withholding requirements, forfeitures and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016.  Early adoption is permitted in any interim or annual reporting period. The standard requires the guidance related to forfeitures and the timing of when excess tax benefits are recognized to be applied using a modified retrospective transition method, the guidance related to the accounting for income taxes to be applied prospectively, and the guidance related to the presentation of excess tax benefits on the statement of cash flows to be applied either prospectively or retrospectively. The Company early adopted ASU 2016-09 in the first quarter of 2016 and elected to account for forfeitures as they occur.  As a result, the Company recorded a cumulative-effect adjustment of $44,000 to “Retained earnings” in the accompanying Condensed Consolidated Balance Sheets and Statement of Stockholders’ Equity.  Furthermore, the Company elected to apply the retrospective transition method to the amendments related to the presentation of excess tax benefits in the statements of cash flows.  This resulted in an increase in cash flows provided by operating activities of $2,411,000 and a net increase of $2,411,000 in cash flows used in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015.  During the nine months ended September 30, 2016, the Company recorded a $201,000 income tax benefit relating to the exercise of stock options and vesting of restricted stock units in “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income.  Prior to 2016, such excess tax benefits were recorded in “Additional paid-in capital” in the accompanying Condensed Consolidated Balance Sheets.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs related to a debt liability as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective retrospectively for the Company on January 1, 2016. The adoption of this standard resulted in $1,527,000 of net debt issuance costs previously reported as “Debt issuance costs, net” to be reclassified to “Debt, net of current portion” in the accompanying Condensed Consolidated Balance Sheets and related disclosures as of December 31, 2015, but did not affect the Company’s consolidated results of operations.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and subsequent to the IPO, began to operate and control all of the business affairs of RMCO. As a result, RE/MAX Holdings began to consolidate RMCO on October 7, 2013, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented.  RE/MAX Holdings owns a 58.42% and 58.33% economic interest in RMCO as of September 30, 2016 and December 31, 2015, respectively, and records a non-controlling interest for the remaining 41.58% and 41.67% economic interest in RMCO held by RIHI as of September 30, 2016 and December 31, 2015, respectively.  RE/MAX Holdings’ economic interest in RMCO increased due to an increase in common units, which were issued concurrently with the issuance of shares of Class A common stock upon the exercise of 28,057 stock options and the vesting of 33,288 restricted stock units, net of shares withheld, as discussed in Note 10, Equity-Based Compensation.  RE/MAX Holdings’ only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between RE/MAX Holdings and RMCO. “Net income attributable to non-controlling interest” in the accompanying Condensed Consolidated Statements of Income represents the portion of earnings attributable to the economic interest in RMCO held by the non-controlling unitholders. As of October 7, 2013, “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets represented the carryover basis of RIHI’s capital account in RMCO. Subsequent thereto, the non-controlling interest balance has been and will continue to be adjusted to reflect tax and other cash distributions made to, and the income allocated to, the non-controlling unitholders, as well as future redemptions of common units in RMCO pursuant to the Fourth Amended and Restated Limited Liability Company Agreement (“RMCO, LLC Agreement”). The ownership of the common units in RMCO is summarized as follows:

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The weighted average ownership percentages for the applicable reporting periods are used to calculate the net income attributable to RE/MAX Holdings.  RE/MAX Holdings’ weighted average ownership percentage in RMCO was 58.42% and 41.02% for the three months ended September 30, 2016 and 2015, respectively and 58.39% and 40.61% for the nine months ended September 30, 2016 and 2015, respectively.  RE/MAX Holdings’ economic interest in RMCO increased due to the increase in common units from the issuance of shares of Class A common stock as a result of the Secondary Offering described in Note 1, Business and Organization.  A reconciliation of “Net income attributable to RE/MAX Holdings, Inc.” in the accompanying Condensed Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income before provision for income taxes attributable to RE/MAX Holdings, Inc.	$11,150	$7,576	$30,015	$20,006
Provision for income taxes attributable to RE/MAX Holdings, Inc.	(4,239)	(2,779)	(11,203)	(7,532)
Net income attributable to RE/MAX Holdings, Inc.	$6,911	$4,797	$18,812	$12,474

A reconciliation of the “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Provision for income taxes attributable to RE/MAX Holdings, Inc. (a)	$(4,239)	$(2,779)	$(11,203)	$(7,532)
Provision for income taxes attributable to entities other than RE/MAX Holdings, Inc. (b)	(393)	(498)	(973)	(1,350)
Provision for income taxes	$(4,632)	$(3,277)	$(12,176)	$(8,882)

(a)

The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes as well as RE/MAX Holdings’ proportionate share of the net assets of RMCO of the taxes imposed directly on RE/MAX, LLC and its consolidated subsidiaries (“RE/MAX, LLC”), a wholly-owned subsidiary of RMCO, related primarily to tax liabilities in certain foreign jurisdictions of $537,000 and $346,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,365,000 and $924,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

The distributions paid or payable to or on behalf of non-controlling unitholders under the RMCO, LLC Agreement are summarized as follows:

	Nine Months Ended
	September 30,
	2016	2015
Tax and other discretionary distributions	$8,442	$5,560
Dividend distributions	5,652	33,253
Total distributions	$14,094	$38,813

The dividend distributions are discussed further in Note 4, Earnings Per Share and Dividends.  The tax and other discretionary distributions are recorded in “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity and the paid portion is reported in “Distributions paid to non-controlling unitholders” in the accompanying Condensed Consolidated Statements of Cash Flows.

On November 3, 2016, the Company declared a distribution to non-controlling unitholders of $1,884,000, which is payable on December 1, 2016.

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

As of September 30, 2016, the Company reflected a liability of $98,782,000, representing the payments due to RIHI and Oberndorf, under the terms of the TRAs (see current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Condensed Consolidated Balance Sheets).

As of September 30, 2016, the Company estimates that amounts payable pursuant to the TRAs within the next 12-month period will be approximately $7,225,000, of which $2,591,000 is related to RE/MAX Holdings’ 2014 federal and state tax returns and the remainder is related to RE/MAX Holdings’ 2015 federal and state tax returns. To determine the current amount of the payments due to RIHI and Oberndorf, the Company estimated the amount of taxable income that RE/MAX Holdings generated during 2015 and 2014 and the amount of the specified deductions subject to the TRAs which were realized by RE/MAX Holdings in its 2015 and 2014 federal and state tax returns. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs. The Company paid $1,344,000 and $0 pursuant to the terms of the TRAs during the nine months ended September 30, 2016 and 2015, respectively.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$6,911	$4,797	$18,812	$12,474
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,645,696	12,333,690	17,622,298	12,127,548
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,645,696	12,333,690	17,622,298	12,127,548
Add dilutive effect of the following:
Stock options	—	51,171	6,714	163,777
Restricted stock units	45,945	35,887	37,728	24,338
Weighted average shares of Class A common stock outstanding, diluted	17,691,641	12,420,748	17,666,740	12,315,663
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.39	$0.39	$1.07	$1.03
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.39	$0.39	$1.06	$1.01

There were no anti-dilutive shares for the three and nine months ended September 30, 2016 and 2015.  The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Dividends

The Company’s Board of Directors declared quarterly dividends of $0.15 per share on all outstanding shares of Class A common stock in each of the first three quarters of 2016, or $7,932,000 in total dividends.  Of this amount, $2,638,000 was paid on March 23, 2016, $2,647,000 was paid on June 2, 2016, and $2,647,000 was paid on August 31, 2016.  The Company made corresponding distributions to non-controlling unitholders of $1,884,000 on March 23, 2016, June 2, 2016, and August 31, 2016.  The Company’s Board of Directors declared quarterly dividends of $0.125 per share on all outstanding shares of Class A common stock in the first, second and third quarters of 2015, or $4,571,000 in total dividends.  Of this amount, $1,500,000 was paid on April 8, 2015, $1,529,000 was paid on June 4, 2015 and $1,542,000 was paid on September 3, 2015.  The Company made corresponding distributions to non-controlling unitholders of $2,217,000 on April 8, 2015, June 4, 2015 and September 3, 2015.  Additionally, during the nine months ended September 30, 2015, the Company’s Board of Directors declared a special dividend of $1.50 per share on all outstanding shares of Class A common stock, or $17,883,000 in total dividends, which along with a corresponding distribution to non-controlling unitholders of $26,602,000 was paid   on April 8, 2015.

On November 3, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on all outstanding shares of Class A common stock, which is payable on December 1, 2016 to shareholders of record at the close of business on November 17, 2016.

5. Acquisitions and Dispositions

Acquisitions

Full House Mortgage Connection, Inc.

Motto Franchising, LLC (“Motto”), a wholly-owned subsidiary of RE/MAX, LLC, was formed and developed to franchise mortgage brokerages.  On September 12, 2016, Motto acquired certain assets of Full House, a franchisor of mortgage brokerages that created the concept behind Motto.  Motto, as a franchisor, grants each franchisee a license to use the Motto Mortgage brand, trademark, promotional and operating materials and  concepts.  The Company used $8,000,000 in cash generated from operations to initially fund the acquisition.  Additional cash consideration may be required based on future revenues generated, as discussed below.  The assets acquired constitute a business and were accounted for as a business combination using the acquisition method.  The total purchase price was allocated to the assets acquired based on their estimated acquisition date fair values.  The excess of the total purchase price over the fair value of the identifiable assets acquired was recorded as goodwill.  The goodwill recognized for Full House is attributable to expected synergies and projected long term revenue growth.  All of the goodwill recognized is tax deductible.

Consideration

The following table summarizes the estimated consideration transferred at the acquisition (in thousands):

Cash consideration	$8,000
Contingent purchase consideration	6,300
Total purchase price	$14,300

The Company is required to pay additional purchase consideration totaling eight percent of gross revenues generated by the acquired business each year for the next ten years with no limitation as to the maximum payout.  The consideration is payable following each anniversary, beginning October 1, 2017 and ending September 30, 2026.  The acquisition date fair value of the contingent purchase consideration of $6,300,000 represents the forecasted discounted cash payments that the Company expects to pay the former owner of Full House with respect to the acquired business. The cash flows were discounted using a risk-adjusted discount rate.  The Company will re-measure this liability each reporting period

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

and recognize changes in fair value, if any, in earnings of the Company.  Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted cash payments derived from anticipated gross revenues.  The Company’s accrued contingent purchase consideration is categorized in Level 3 of the fair value hierarchy.  As of September 30, 2016, there was no material change in the fair value of the contingent purchase consideration.

Purchase Price Allocation

The following table summarizes the estimated fair value of the assets acquired at the acquisition date (in thousands):

Non-compete agreement	$2,500
Goodwill	11,800
Total assets acquired	$14,300

The Company will amortize the non-compete agreement over a useful life of 10 years using the straight-line method, which approximates the timing in which the Company expects to receive the benefit from the agreement.  As of September 30, 2016, the Company has finalized its purchase allocations related to the acquisition of Full House.

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

Purchase Price Allocation

The following table summarizes the preliminary estimated fair value of the assets acquired at the acquisition date (in thousands):

Franchise agreements	$529
Goodwill	971
Total purchase price	$1,500

The regional franchise agreements acquired were preliminarily valued using an income approach and are being amortized over the remaining contractual term of approximately five years using the straight-line method. The preliminary estimated fair value of the assets acquired is subject to adjustments based on the Company’s final assessment of the fair values of the franchise agreements, which is the acquired asset with the highest likelihood of changing upon finalization of the valuation process.

RE/MAX of New York, Inc.

On February 22, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of New York, Inc. (“RE/MAX of New York”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Total revenue	$45,544	$45,628	$132,285	$134,970
Net income attributable to RE/MAX Holdings, Inc.	$6,914	$4,877	$19,074	$12,600
Basic earnings per common share	$0.39	$0.40	$1.08	$1.04
Diluted earnings per common share	$0.39	$0.39	$1.08	$1.02

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Dispositions

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

RB2B, LLC d/b/a RE/MAX 100

On April 10, 2015, the Company sold certain operating assets and liabilities related to six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100, a wholly owned subsidiary of the Company. The Company recognized a gain on the sale of the assets and the liabilities transferred of $615,000 during the second quarter of 2015, which is reflected in “(Gain) loss on sale or disposition of assets, net” in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2015. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

Subsequent Events

Asset Purchase Agreement for Acquisition of RE/MAX of New Jersey

On November 3, 2016, RE/MAX, LLC entered into an Asset Purchase Agreement pursuant to which it agreed to acquire certain assets of RE/MAX of New Jersey (“RE/MAX of New Jersey”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of New Jersey.  RE/MAX, LLC intends to acquire these assets in order to expand its owned and operated regional franchising operations. The Company expects to use approximately $45 million in cash generated from operations to fund the acquisition. The assets to be acquired constitute a business that will be accounted for using the fair value acquisition method. The total purchase price will be allocated to the assets acquired based on their estimated fair values.  The acquisition is subject to customary closing conditions and is expected to close in early December 2016.  The Company will complete a preliminary purchase price allocation subsequent to closing.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets, other than goodwill (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of September 30, 2016			As of December 31, 2015
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.7	$168,067	$(111,008)	$57,059	$162,438	$(100,499)	$61,939
Other intangible assets:
Software (a)	4.6	$12,412	$(6,930)	$5,482	$10,885	$(7,325)	$3,560
Trademarks	14.3	3,073	(1,734)	1,339	2,985	(1,604)	1,381
Non-compete	10.0	2,500	—	2,500	—	—	—
Total other intangible assets	8.1	$17,985	$(8,664)	$9,321	$13,870	$(8,929)	$4,941

(a)

As of September 30, 2016 and December 31, 2015, capitalized software development costs of $4,599,000 and $3,165,000, respectively, were recorded in “Other intangible assets” in the accompanying Condensed Consolidated Balance Sheets. As of these dates, the associated information technology infrastructure projects were not complete and ready for their intended use and thus were not subject to amortization.

Amortization expense for the three months ended September 30, 2016 and 2015 was $3,666,000 and $3,510,000, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $10,836,000 and $10,608,000, respectively.

The estimated future amortization of intangible assets, other than goodwill is as follows (in thousands):

As of September 30, 2016:
Remainder of 2016	$3,953
2017	11,964
2018	8,347
2019	8,187
2020	8,009
Thereafter	25,920
$66,380

During 2016, the Company performed its annual assessment of goodwill, and the fair values of the Company’s reporting units significantly exceeded their respective carrying values. No interim indicators of impairment have been identified. The following table presents changes to goodwill for the nine months ended September 30, 2016 (in thousands):

Balance, January 1, 2016	$71,871
Goodwill recognized in acquisitions	15,690
Effect of changes in foreign currency exchange rates	170
Balance, September 30, 2016	$87,731

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued payroll and related employee costs	$5,954	$8,040
Accrued property taxes	1,121	1,594
Accrued professional fees	791	981
Lease-related accruals	353	354
Other (a)	2,374	5,113
	$10,593	$16,082

(a)

Other accrued liabilities include $3,251,000 as of December 31, 2015 in connection with the December 28, 2015 judgment resulting from the litigation matter concerning the Company’s acquisition of the net assets of HBN, which was paid on February 2, 2016, as discussed in Note 12, Commitments and Contingencies.

8. Debt

Debt consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
2013 Senior Secured Credit Facility, principal of $487 payable quarterly, matures in July 2020	$188,415	$202,635
Less unamortized debt issuance costs	(1,211)	(1,527)
Less unamortized debt discount costs	(596)	(751)
Less current portion	(11,789)	(14,805)
	$174,819	$185,552

Maturities of debt are as follows (in thousands):

As of September 30, 2016:
Remainder of 2016	$487
2017 (a)	11,789
2018	1,947
2019	1,947
2020	172,245
$188,415

(a)	Maturities of debt due in 2017 include the estimated excess cash flow prepayment for the year ended December 31, 2016 to be paid in 2017 as discussed below.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both London Interbank Offered Rate (“LIBOR”) and Alternate Base Rate (“ABR”) loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts the Company may distribute in the form of dividends to its non-controlling unitholders and stockholders of its Class A common stock, referred to herein as the “First Amendment.” Interest rates with respect to the amended term loan facility and revolving loan facility are based, at the Company’s option, on (a) adjusted LIBOR, provided that LIBOR shall be no less than 1% plus a maximum applicable margin of 3.25% or (b) ABR, provided that ABR shall be no less than 2%, which is equal to the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate; (2) the Federal Funds Effective Rate plus 0.5% or (3) calculated Eurodollar Rate for a one month interest period plus 1%, plus a maximum applicable margin of 2.25%.  The applicable margin is subject to quarterly adjustments based on the Company’s total leverage ratio as defined in the 2013 Senior Secured Credit Facility. In connection with the First Amendment, the Company incurred costs of $1,086,000 during the year ended December 31, 2015 of which $555,000 was recorded as an unamortized debt discount and is being amortized over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $531,000 was expensed as incurred.

The Company is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made an excess cash flow prepayment of $12,727,000 on March 31, 2016. As of September 30, 2016, mandatory principal payments of approximately $487,000 are due quarterly until the facility matures on July 31, 2020 and will be reduced pro-rata by the amount of any excess cash flow principal prepayments made.  During the nine months ended September 30, 2015 the Company made an excess cash flow prepayment of $7,320,000. The Company accounted for the mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss of $136,000 and $94,000 during the nine months ended September 30, 2016 and 2015, respectively, related to unamortized debt discount and issuance costs. The Company may make optional prepayments on the term loan facility at any time; however, no such optional prepayments were made during the nine months ended September 30, 2016 or 2015.

The estimated fair value of the Company’s debt as of September 30, 2016 and December 31, 2015 represents the amount that would be paid to transfer or redeem the debt in an orderly transaction between market participants at those dates and maximizes the use of observable inputs. The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available. As a result, the Company has classified the fair value of the 2013 Senior Secured Credit Facility as Level 2 of the fair value hierarchy. The carrying amounts of the 2013 Senior Secured Credit Facility are included in the accompanying Condensed Consolidated Balance Sheets in “Current portion of debt” and “Debt, net of current portion.” The following table summarizes the carrying value and fair value of the 2013 Senior Secured Credit Facility as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,		December 31,
	2016		2015
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
2013 Senior Secured Credit Facility	$186,608	$188,179	$200,357	$198,583

The Company had no borrowings drawn on the revolving loan facility during the nine months ended September 30, 2016 and 2015 and had $10,000,000 available under the revolving loan facility as of September 30, 2016. The Company must pay a quarterly commitment fee equal to 0.5% on the average daily amount of the unused portion of the revolving loan facility.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Income Taxes

RE/MAX Holdings is subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.  The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income. The “Provision for income taxes” is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings. The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes and RE/MAX Holdings’ proportionate share of RMCO’s net income. The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RE/MAX, LLC primarily related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of September 30, 2016, the Company does not believe it has any significant uncertain tax positions.

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

The Company recognizes equity-based compensation expense in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.  The Company recognizes corporate income tax benefits relating to the exercise of options and vesting of restricted stock units in “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Employee stock-based compensation expense under the Company’s 2013 Incentive Plan was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Employee stock-based compensation expense	$501	$430	$1,812	$1,098
Excess tax benefit	-	(50)	(201)	(2,411)
Net effect on net income attributable to RE/MAX Holdings, Inc.	$501	$380	$1,611	$(1,313)

The following table summarizes equity-based compensation activity related to restricted stock units (“RSUs”) and stock options as of and for the nine months ended September 30, 2016:

	Restricted Stock	Stock
	Units	Options
Balance, January 1, 2016	96,765	28,057
Granted	89,359	—
Exercised	—	(28,057)
Shares vested (including tax withholding)(a)	(43,688)	—
Forfeited	(5,334)	—
Balance, September 30, 2016	137,102	—
Weighted average grant date fair value per share	32.19	—

(a)

Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At September 30, 2016, there was $3,122,000 of total unrecognized stock-based compensation expense, all of which is related to unvested RSUs. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.10 years.

At September 30, 2016, there were 2,165,277 additional shares available for the Company to grant under the 2013 Incentive Plan.

11. Leadership Changes

On January 7, 2016, the Company’s former Chief Financial Officer and Chief Operating Officer entered into a separation and transition agreement (the “Separation and Transition Agreement”) pursuant to which he served as Co-Chief Financial Officer from January 15, 2016 through March 31, 2016 and separated from the Company effective March 31, 2016.  Subject to the terms of the Separation and Transition Agreement, the Company was required to provide severance and other related benefits through April 2016.  The Company recorded a liability, measured at its estimated fair value, for payments to be made under the Separation and Transition Agreement, with a corresponding charge to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. In April 2016, the Company made a lump sum severance payment. The Company incurred a total cost of $1,043,000, including $331,000 of equity-based compensation expense, during the nine months ended September 30, 2016 related to this separation.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On May 4, 2015, the Company’s former President entered into a retirement agreement with the Company (the “Retirement Agreement”) pursuant to which he retired on August 19, 2015. Subject to the terms of the Retirement Agreement, the Company is required to provide retirement benefits over a 24-month period, beginning in September 2015.  The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Retirement Agreement, with a corresponding charge to “Selling, operating and administrative expenses.” The Company incurred a total cost of $877,000, including $216,000 of equity-based compensation expense, during the year ended December 31, 2015 related to this retirement. As of September 30, 2016 and December 31, 2015, the short-term portion of the liability was $237,000 and $250,000, respectively, and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.  As of September 30, 2016 and December 31, 2015, the long-term portion of the liability was $0 and $175,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

On December 31, 2014, the Company’s former Chief Executive Officer retired and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company is required to provide severance and other related benefits over a 36-month period, beginning in October 2015.  The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation Agreement, with a corresponding charge to “Selling, general and administrative expenses.” The Company will incur a total cost of $3,581,000, including $1,007,000 of equity-based compensation expense related to this retirement.  Of this amount, the Company has recognized a total of $3,557,000, of which $0 was incurred during the nine months ended September 30, 2016.  As of September 30, 2016 and December 31, 2015, the short-term portion of the liability was $781,000 and $759,000, respectively, and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, the long-term portion of the liability was $198,000 and $789,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company’s severance and other related expenses incurred for the aforementioned leadership changes were $0 and $503,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,043,000 and $1,542,000 for the nine months ended September 30, 2016 and 2015, respectively, which is included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

The following table presents a rollforward of the estimated fair value liability established for the aforementioned severance and other related costs from January 1, 2016 to September 30, 2016 (in thousands):

Balance, January 1, 2016	$2,021
Severance and other related expenses	1,043
Accretion	48
Cash payments	(1,565)
Non-cash adjustment (a)	(331)
Balance, September 30, 2016	$1,216

(a)

For the nine months ended September 30, 2016, the non-cash adjustment represents the non-cash equity-based compensation expense recorded for the accelerated vesting of restricted stock units pursuant to the terms of the Separation and Transition Agreement.

12. Commitments and Contingencies

Commitments

The Company leases offices and equipment under non-cancelable operating leases, subject to certain provisions for renewal options and escalation clauses.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Contingencies

In connection with the Purchase of Full House, as described in Note 5, Acquisitions and Dispositions, the Company entered into an arrangement to pay additional purchase consideration based on Motto’s future gross revenues over the next ten years.  As of September 30, 2016, this liability was estimated to be $6,300,000 and is recorded in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

In connection with the sale of the assets and liabilities related to the Company’s previously owned brokerages as described in Note 5, Acquisitions and Dispositions, the Company entered into three Assignment and Assumption of Lease Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments over approximately the next 58-month period under the respective lease agreements and accordingly, as of September 30, 2016, the Company has outstanding lease guarantees of $6,953,000. This amount represents the maximum potential amount of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreements govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser. As of September 30, 2016, the likelihood of default by the purchaser on one of the Assignment Agreements was deemed to be reasonably possible and as such, the Company recognized a loss of $243,000 in “(Gain) loss on sale or disposition of assets, net” in the accompanying Condensed Consolidated Statements of Income during the nine months ended September 30, 2016. As of September 30, 2016, the short-term portion of the liability was $49,000 and is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets. The long-term portion of the liability was $163,000 and is recorded in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

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

In connection with the Company’s acquisition of the net assets of Tails, several shareholders of Tails challenged the terms of the transaction and filed a shareholder action entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Tails, Inc. in the Circuit Court of Henrico County, Virginia ("Tails I"). The Court dismissed Tails I on December 23, 2013. The shareholders appealed that decision. On January 8, 2015, the Virginia Supreme Court affirmed the lower court's dismissal of Tails I.  On March 7, 2016, the same Tails I plaintiffs filed a shareholder derivative complaint and complaint for individual claims entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

and James D. Schwartz v. Gail Liniger, Dave Liniger, Bruce Benham, RE/MAX Holdings, Inc. and Tails Holdco, Inc. in Denver District Court ("Tails II"). The Tails II defendants, including the Company, filed a motion to dismiss the Tails II complaint in its entirety on April 15, 2016.  On July 26, 2016, the Denver District Court dismissed all of the Tails II plaintiffs’ shareholder derivative claims.  The Court did not dismiss the Tails II plaintiffs’ individual claims seeking $384,000 in total for interest allegedly owed.  On August 24, 2016, the Plaintiffs moved to amend their Complaint to add additional individual claims alleging breach of fiduciary duty.  The Tails II defendants intend to vigorously defend their position that the Tails II plaintiffs are not entitled to the relief sought.  The Company believes a range for the potential impact to its financial position and results of operation is not determinable as of September 30, 2016.  Accordingly, the Company currently has not recorded an accrual in the accompanying Condensed Consolidated Balance Sheets.

Except for the ongoing litigation concerning the acquisition of the net assets of Tails, management of the Company believes other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

13. Related-Party Transactions

The Company’s previously owned real estate brokerage operations paid advertising fees to regional and national advertising funds, which promote the RE/MAX brand. These advertising funds are corporations owned by a majority stockholder of RIHI, who is also the Company’s Chief Executive Officer, Chairman and Co-Founder. This individual does not receive any compensation from these corporations, as all funds received by the corporations are, as a result of contractual commitments in our franchise agreements, required to be spent on advertising for the respective regions. During the three months ended September 30, 2015, the Company’s previously owned real estate brokerage operations paid $210,000 to these advertising funds.  During the nine months ended September 30, 2016 and 2015, the Company’s previously owned real estate brokerage operations paid $11,000 and $705,000, respectively, to these advertising funds.  These payments are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

The majority stockholders of RIHI, including the Company’s current Chief Executive Officer, Chairman and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. During the nine months ended September 30, 2016 and 2015, the Company used the golf course for business purposes at minimal charge.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities, and it allows these companies to share its leased office space. During the three months ended September 30, 2016 and 2015, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $507,000 and $446,000, respectively. During the Nine months ended September 30, 2016 and 2015, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $1,459,000 and $1,293,000 respectively. Such amounts are generally paid within 30 days and no such amounts were outstanding at September 30, 2016 or December 31, 2015.  In addition, affiliated regional franchisors have current outstanding continuing franchise fees, broker fees and franchise sales revenue amounts due from the Company of $35,000 and $66,000 as of September 30, 2016 and December 31, 2015, respectively.  Such amounts are included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

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

Business Overview

We are one of the world’s leading franchisors of real estate brokerage services. Our business strategy is to recruit and retain real estate professionals and sell franchises. As of September 30, 2016, our franchisees operate under the RE/MAX brand name which has held the number one market share in the U.S. and Canada since 1999 as measured by total residential transaction sides completed by our agents.

Historically, our financial results are driven by the number of agents in our global network. The majority of our revenue is derived from fixed, contractual fees and dues paid to us based on the number of agents in our franchise network.

Our current growth strategies include the following initiatives:

•	Capitalize on the gradual improvement in the U.S. residential real estate market and increase our total agent count;
•	Continue to drive franchise sales growth and agent recruitment and retention;
•	Reacquire select RE/MAX regional franchises in the U.S. and Canada;
•	Grow our recently introduced mortgage franchise business, Motto Mortgage; and
•	Reinvest in the business to create more profitable brokerages, more productive agents, and an enhanced consumer experience with the RE/MAX brand.

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

Agent Count. Agent count reflects the number of licensed agents who have active, independent contractual relationships with RE/MAX offices at a particular time. The majority of our revenue is derived from recurring fixed fee streams we receive from our franchisees and agents that are tied to our aggregate agent count.  We also consider the breakdown of agent count in Company-owned Regions in the United States and Canada versus Independent Regions in the United States and Canada and elsewhere, because our average annual revenue per agent for our Company-owned Regions in the United States and Canada is nearly three times greater than for Independent Regions in the U.S. and Canada and revenue per agent for regions outside the U.S. and Canada is even lower.

The following table shows our agent count at the end of the periods indicated:

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2015	2015	2015	2015	2014
Agent Count:
U.S.
Company-owned Regions (1)	39,790	39,493	38,469	37,250	37,146	36,545	35,845	35,299
Independent Regions (1)	22,451	22,142	21,848	22,668	22,633	22,459	22,100	21,806
U.S. Total	62,241	61,635	60,317	59,918	59,779	59,004	57,945	57,105
Canada
Company-owned Regions	6,728	6,701	6,580	6,553	6,512	6,440	6,327	6,261
Independent Regions	13,828	13,635	13,239	13,115	12,994	12,992	12,834	12,779
Canada Total	20,556	20,336	19,819	19,668	19,506	19,432	19,161	19,040
U.S. and Canada Total	82,797	81,971	80,136	79,586	79,285	78,436	77,106	76,145
Outside U.S. and Canada
Company-owned Regions (2)	—	—	—	—	—	—	—	328
Independent Regions (2)	28,391	27,989	26,572	25,240	24,206	23,467	22,849	21,537
Outside U.S. and Canada Total	28,391	27,989	26,572	25,240	24,206	23,467	22,849	21,865
Total	111,188	109,960	106,708	104,826	103,491	101,903	99,955	98,010
Net change in agent count compared to the prior period	1,228	3,252	1,882	1,335	1,588	1,948	1,945	363

(1)

As of each quarter end since June 30, 2016, U.S. Company-owned Regions include agents in the Alaska region, which converted from an Independent Region to a Company-owned Region in connection with the acquisition of certain assets of RE/MAX of Alaska, Inc. (“RE/MAX of Alaska”), including the regional franchise agreements issued by us permitting the sale of RE/MAX franchises in the state of Alaska, on April 1, 2016.  As of the acquisition date, the Alaska region had 245 agents.  In addition, as of each quarter end since March 31, 2016, U.S. Company-owned Regions include agents in the New York region, which converted from an Independent Region to a Company-owned Region in connection with the acquisition of certain assets of RE/MAX of New York, Inc. (“RE/MAX of New York”), including the regional franchise agreements issued by us permitting the sale of RE/MAX franchises in the state of New York, on February 22, 2016.  As of the acquisition date, the New York region had 869 agents.

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

Revenue.  The majority of our revenue is derived from operations in the U.S. and Canada.  In connection with our revenue analysis, we consider the breakdown of agent count in the U.S. and Canada versus regions outside the U.S. and Canada as our average annual revenue per agent in the U.S. and Canada is greater than for regions outside the U.S. and Canada.

The following table shows revenue and agent count by geography on a consolidated basis:

	Revenue				Agent Count		Revenue				Agent Count
	Three Months Ended		Nine Months Ended		As of		Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,		September 30,		September 30,		September 30,
	2016		2016		2016		2015		2015		2015
	(in thousands, except agent counts and percentages)
U.S. and Canada	$43,594	95.7%	$126,489	95.9%	82,797	74.5%	$43,297	96.0%	$127,807	95.7%	79,285	76.6%
Outside U.S. and Canada	1,965	4.3%	5,391	4.1%	28,391	25.5%	1,813	4.0%	5,787	4.3%	24,206	23.4%
Total revenue	$45,559	100.0%	$131,880	100.0%	111,188	100.0%	$45,110	100.0%	$133,594	100.0%	103,491	100.0%

The majority of our revenue is derived from recurring, fixed contractual fees derived from continuing franchise fees (which consist of fees paid monthly by regional franchise owners and franchisees based on the number of agents in the respective franchised region or office) as well as annual dues from agents.  A smaller percentage of our revenue is based on transaction activity derived from broker fees (which consist of fees paid by regional franchise owners and franchisees for real estate commissions earned when an agent sells a home).  The remaining portion of our revenue is derived from franchise sales and other franchise revenue (which consist of fees from initial sales and renewals of franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs) and, prior to the sale of the our brokerage offices during 2015 and the first quarter of 2016, brokerage revenue.

The following table shows revenue by transaction type on a consolidated basis:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
	(in thousands, except percentages)
Recurring revenue	$29,259	64.2%	$26,915	59.7%	$83,962	63.7%	$78,520	58.8%
Transactional revenue	10,517	23.1%	9,321	20.7%	28,102	21.3%	24,988	18.7%
Other revenue	5,783	12.7%	8,874	19.6%	19,816	15.0%	30,086	22.5%
Total revenue	$45,559	100.0%	$45,110	100.0%	$131,880	100.0%	$133,594	100.0%

The increase in the percentage of our recurring fixed fee revenue (i.e. continuing franchise fees and annual dues) and transaction based revenue (i.e. broker fees) is primarily related to the divestitures of our previously owned brokerages and secondarily the result of our organic agent count growth.

Adjusted EBITDA. We present Adjusted EBITDA because we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Our management uses Adjusted EBITDA as a factor in evaluating the performance of our business. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.  Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenue.

The following table shows our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except margin data)
Adjusted EBITDA	$25,955	$25,115	$72,262	$69,520
Adjusted EBITDA margins	57.0%	55.7%	54.8%	52.0%

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

The following table shows this seasonality in our Adjusted EBITDA and Adjusted EBITDA margins on a consolidated basis:

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(in thousands, except margin data)
Adjusted EBITDA	$ 25,955	$ 24,927	$ 21,380	$ 21,881	$ 25,115
Adjusted EBITDA margins	57.0%	57.4%	49.8%	50.6%	55.7%

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

In addition, other changes in our aggregate revenue per agent are derived from changes in our fee arrangements, which can take the form of fee waivers or fee deferrals, with our franchisees and agents over time.  We implemented Momentum  ®, a comprehensive training, development and recruiting program for the broker owners in our network (the “Momentum Program”), which is specifically designed to educate our broker owners on how to manage their businesses more effectively and profitably, as well as plan for future business growth. We provide certain fee waivers in order to incentivize our broker owners to participate in the program, which in turn impacts the comparability of our results of operations. We expect to continue the Momentum Program in the future. Our revenue per agent also increases in other ways, including when transaction sides and sales volume increases. This is because a portion of our revenue comes from fees tied to the number and sales price of real estate transactions closed by the agents in our network. Due to the low fixed cost structure of our franchise model, modest increases in revenue per agent impact the comparability of our operating results.  Beginning July 1, 2016, we implemented a $5.00 and $2.50 per month per agent increase in continuing franchise fees in our Company-owned Regions in the U.S. and Canada, respectively, which will impact the comparability of our future operating results. Subsequent thereto, we will evaluate the appropriateness of inflationary fee increases.

Acquisitions. Our growth strategies include the pursuit of reacquiring regional franchise rights in Independent Regions in the U.S. and Canada.   We receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions. While both Company-owned Regions and Independent Regions charge relatively similar fees to RE/MAX brokerages and agents, we receive the entire amount of the continuing franchise fee, broker fee, initial franchise fee and franchise renewal fee in Company-owned Regions, whereas we receive only a portion of these fees (generally 15%, 20% or 30%) in Independent Regions.  We also pursue other acquisitions in related areas that build on our core competencies in franchising and real estate brokerage support in order to grow our business.

Effective November 3, 2016, we entered into an Asset Purchase Agreement pursuant to which we intend to acquire certain assets of RE/MAX of New Jersey, including the regional franchise agreements issued by us permitting the sale of RE/MAX franchises in the state of New Jersey.  We expect to use $45 million in cash generated from operations to fund the acquisition.

Effective September 12, 2016, we acquired certain assets of Full House Mortgage Connection, Inc., (“Full House”) a franchisor of mortgage brokerages.  We used $8.0 million in cash generated from operations to fund the acquisition.  In addition to the initial cash consideration, each year for the first ten years after closing we are required to pay a revenue share payment equal to 8% of gross revenue of the acquired business.

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

The comparability of our operating results for the three and nine months ended September 30, 2016 and 2015 is affected by the aforementioned acquisitions.

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

Subsequent to the aforementioned dispositions, we no longer receive fees for services provided to affiliate real estate agents and discontinued the recognition of brokerage revenue and all related expenses. The comparability of our operating results for the three and nine months ended September 30, 2016 and 2015 is affected by these dispositions.

Secondary Offering. During the fourth quarter of 2015, RIHI redeemed 5,175,000 common units in RMCO in exchange for newly issued shares of Class A common stock on a one-for-one basis. Upon redemption, RIHI sold 5,175,000 shares of Class A common stock at a public offering price of $36.00 per share, less underwriting discounts and commissions of $1.53 per share (the “Secondary Offering”). As of September 30, 2016, we owned 58.42% of the common units in RMCO and RIHI owned the remaining 41.58% of the common units in RMCO. We incurred additional selling, operating and administrative expenses of $0.2 million during the nine months ended September 30, 2016 in connection with the Secondary Offering primarily for accounting and other professional services performed during the first quarter of 2016, which will impact the comparability of our financial results to the prior year. We did not receive any proceeds from the Secondary Offering, but the change in economic interest in RMCO held by us and RIHI have and will impact the amount of RMCO’s net income allocated to RE/MAX Holdings and to the non-controlling interest. Increases in the amount of RMCO’s net income allocated to RE/MAX Holdings will directly impact the corporate tax obligations of RE/MAX Holdings and consequently increase the provision for income taxes.

Results of Operations

The following table sets forth our results of operations for the periods presented as dollars for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue:
Continuing franchise fees	$20,938	$18,905	$59,691	$54,833
Annual dues	8,321	8,010	24,271	23,687
Broker fees	10,517	9,321	28,102	24,988
Franchise sales and other franchise revenue	5,783	5,624	19,704	19,535
Brokerage revenue	—	3,250	112	10,551
Total revenue	45,559	45,110	131,880	133,594
Operating expenses:
Selling, operating and administrative expenses	20,325	20,724	62,399	65,525
Depreciation and amortization	3,889	3,765	11,482	11,384
(Gain) loss on sale or disposition of assets, net	(11)	9	85	(606)
Total operating expenses	24,203	24,498	73,966	76,303
Operating income	21,356	20,612	57,914	57,291
Other expenses, net:
Interest expense	(2,121)	(2,338)	(6,493)	(7,448)
Interest income	32	36	118	136
Foreign currency transaction (losses) gains	(115)	(201)	69	(1,585)
Loss on early extinguishment of debt	—	—	(136)	(94)
Equity in earnings of investees	—	361	—	963
Total other expenses, net	(2,204)	(2,142)	(6,442)	(8,028)
Income before provision for income taxes	19,152	18,470	51,472	49,263
Provision for income taxes	(4,632)	(3,277)	(12,176)	(8,882)
Net income	$14,520	$15,193	$39,296	$40,381
Less: net income attributable to non-controlling interest	7,609	10,396	20,484	27,907
Net income attributable to RE/MAX Holdings, Inc.	$6,911	$4,797	$18,812	$12,474

Adjusted EBITDA (1)	$25,955	$25,115	$72,262	$69,520

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income on a consolidated basis.

Comparison of the Three Months Ended September 30, 2016 and 2015

Total Revenue

A summary of the components of our revenue for the three months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended
	September 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$20,938	$18,905	$2,033	10.8%
Annual dues	8,321	8,010	311	3.9%
Broker fees	10,517	9,321	1,196	12.8%
Franchise sales and other franchise revenue	5,783	5,624	159	2.8%
Brokerage revenue	—	3,250	(3,250)	(100.0)%
Total revenue	$45,559	$45,110	$449	1.0%

Continuing Franchise Fees

Revenue from continuing franchise fees was $20.9 million for the three months ended September 30, 2016, an increase of $2.0 million or 10.8% compared to the three months ended September 30, 2015, primarily due to agent count growth in the U.S. and Canada, rate increases in our Company-owned Regions in the U.S. and Canada which were implemented on July 1, 2016 and the acquisitions of RE/MAX of New York and RE/MAX of Alaska.

Annual Dues

Revenue from annual dues increased $0.3 million from the overall increase in total agent count of 7,697 from September 30, 2015 to September 30, 2016, of which 3,512 agents were located in the U.S. and Canada.

Broker Fees

Revenue from broker fees increased $1.2 million primarily due to increased agent count in the U.S. and Canada and the acquisition of RE/MAX of New York.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue increased $0.2 million primarily due to an increase in the number of franchise renewals in the current year.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our previously owned brokerages for services provided to their affiliated real estate agents, decreased $3.3 million due to the dispositions of such brokerages.

Operating Expenses

A summary of the components of our operating expenses for the three months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended
	September 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$20,325	$20,724	$(399)	(1.9)%
Depreciation and amortization	3,889	3,765	124	3.3%
(Gain) loss on sale or disposition of assets, net	(11)	9	(20)	(222.2)%
Total operating expenses	$24,203	$24,498	$(295)	(1.2)%
Percent of revenue	53.1%	54.3%

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the three months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended
	September 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$9,624	$10,533	$(909)	(8.6)%
Professional fees	2,676	2,078	598	28.8%
Rent and related facility operations	2,139	2,914	(775)	(26.6)%
Other	5,886	5,199	687	13.2%
Total selling, operating and administrative expenses	$20,325	$20,724	$(399)	(1.9)%
Percent of revenue	44.6%	45.9%

Total selling, operating and administrative expenses decreased as follows:

•

Personnel costs decreased primarily as a result of the reduction in overall headcount as a result of the dispositions of our previously owned brokerages, partially offset by an increase in benefit related expenses.

•	Professional fees increased primarily due to an increase in consulting fees associated with our compliance and strategic initiatives.
•	Rent and related facility operations expense decreased primarily due to the sale of our previously owned brokerages.
•

Other selling, operating and administrative expenses increased primarily due to an increase in bad debt expense related to a preferred marketing arrangement, partially offset by a decrease of administrative expenses as a result of the sale of our previously owned brokerages.

Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million primarily due to the increase in amortization expense related to the franchise agreements acquired with the acquisitions of RE/MAX of New York and RE/MAX of Alaska.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended September 30, 2016 and 2015, is as follows:

	Three Months Ended
	September 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,121)	$(2,338)	$217	(9.3)%
Interest income	32	36	(4)	(11.1)%
Foreign currency transaction losses	(115)	(201)	86	(42.8)%
Equity in earnings of investees	—	361	(361)	(100.0)%
Total other expenses, net	$(2,204)	$(2,142)	$(62)	2.9%
Percent of revenue	(4.8)%	(4.7)%

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

Provision for Income Taxes

The provision for income taxes increased $1.4 million primarily due to the Secondary Offering, which resulted in RE/MAX Holdings’ weighted average economic interest in RMCO increasing to 58.42% from 41.02% for the three months ended September 30, 2016 and 2015, respectively, and due to the increase in RMCO’s income before the provision for income taxes.  As a result of the aforementioned factors, our effective income tax rate increased to 24.2% from 17.7% for the three months ended September 30, 2016 and 2015, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state income tax rates.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, decreased $2.8 million primarily due to the Secondary Offering, which resulted in a decrease of the non-controlling unitholders weighted average economic interest in RMCO to 41.58% from 58.98% for the three months ended September 30, 2016 and 2015, respectively.  This decrease was partially offset by an increase of $0.7 million in RMCO’s net income during the three months ended September 30, 2016 compared to September 30, 2015.

Adjusted EBITDA

Adjusted EBITDA was $26.0 million for the three months ended September 30, 2016, an increase of $0.8 million from the comparable prior year period.  Adjusted EBITDA primarily increased due to an increase in revenue as a result of organic agent count growth and contributions from the acquired New York and Alaska regions.  These aforementioned increases were offset by a decrease due to the sale of our previously owned brokerages.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Total Revenue

A summary of the components of our revenue for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended
	September 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$59,691	$54,833	$4,858	8.9%
Annual dues	24,271	23,687	584	2.5%
Broker fees	28,102	24,988	3,114	12.5%
Franchise sales and other franchise revenue	19,704	19,535	169	0.9%
Brokerage revenue	112	10,551	(10,439)	(98.9)%
Total revenue	$131,880	$133,594	$(1,714)	(1.3)%

Continuing Franchise Fees

Revenue from continuing franchise fees was $59.7 million for the nine months ended September 30, 2016, an increase of $4.9 million or 8.9% compared to the nine months ended September 30, 2016, primarily due to agent count growth in the U.S. and Canada, the acquisitions of RE/MAX of New York and RE/MAX of Alaska and a rate increase in continuing franchise fees in our Company-owned Regions in the U.S. and Canada which was implemented on July 1, 2016.  The aforementioned increases were partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar.

Annual Dues

Revenue from annual dues increased $0.6 million from the overall increase in total agent count of 7,697 from September 30, 2015 to September 30, 2016, of which 3,512 agents were located in the U.S. and Canada. The aforementioned increase was partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar.

Broker Fees

Revenue from broker fees increased $3.1 million primarily due to increased agent count in the U.S. and Canada, an increase in home-sales volume and the acquisition of RE/MAX of New York.  The aforementioned increases were partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue increased $0.2 million due to an increase in the number of franchise renewals in the current year and revenue recognized from our preferred marketing arrangements, offset by a reduction in franchise sales revenue related to global sub-regional franchise sales and office franchise sales in U.S. Company-owned Regions.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our previously owned brokerages for services provided to their affiliated real estate agents, decreased $10.4 million due to the dispositions of such brokerages.

Operating Expenses

A summary of the components of our operating expenses for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended
	September 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$62,399	$65,525	$(3,126)	(4.8)%
Depreciation and amortization	11,482	11,384	98	0.9%
Loss (gain) on sale or disposition of assets, net	85	(606)	691	(114.0)%
Total operating expenses	$73,966	$76,303	$(2,337)	(3.1)%
Percent of revenue	56.1%	57.1%

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended
	September 30,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$30,692	$31,957	$(1,265)	(4.0)%
Professional fees	7,234	6,304	930	14.8%
Rent and related facility operations	6,513	9,016	(2,503)	(27.8)%
Other	17,960	18,248	(288)	(1.6)%
Total selling, operating and administrative expenses	$62,399	$65,525	$(3,126)	(4.8)%
Percent of revenue	47.3%	49.0%

Total selling, operating and administrative expenses decreased as follows:

•

Personnel costs decreased primarily as a result of the reduction in overall headcount as a result of the dispositions of our previously owned brokerages, partially offset by an increase in benefit related expenses.

•

Professional fees increased primarily due to an increase of costs incurred during the preliminary project and post-implementation-operation stages for purchased and developed software in our information technology infrastructure and an increase in consulting fees associated with our compliance and strategic initiatives.  The aforementioned increases were offset by a decrease due to the sale of our previously owned brokerages.

•	Rent and related facility operations expense decreased primarily due to the sale of our previously owned brokerages.
•

Other selling, operating and administrative expenses decreased primarily due to a decrease in administrative expenses as a result of the sale of our previously owned brokerages, partially offset by an increase in bad debt expense related to a preferred marketing arrangement.

Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million primarily due to the increase in amortization expense related to the franchise agreements acquired with the acquisitions of RE/MAX of New York and RE/MAX of Alaska.

The aforementioned increase was offset by a decrease in depreciation expense due to the sale of our previously owned brokerages.

Sale or Disposition of Assets, Net

The decrease in the gain on sale or disposition of assets, net is due to the gain of $0.6 million recognized for the sale of RE/MAX 100 during the second quarter of 2015, offset by the loss of $0.1 million recognized for the sale of RE/MAX Northwest during the first quarter of 2016.

Other Expenses, Net

A summary of the components of our other expenses, net for the nine months ended September 30, 2016 and 2015, is as follows:

	Nine Months Ended
	September 30,		Change
	2016	2015	($)	(%)

	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(6,493)	$(7,448)	$955	(12.8)%
Interest income	118	136	(18)	(13.2)%
Foreign currency transaction gains (losses)	69	(1,585)	1,654	(104.4)%
Loss on early extinguishment of debt	(136)	(94)	(42)	44.7%
Equity in earnings of investees	—	963	(963)	(100.0)%
Total other expenses, net	$(6,442)	$(8,028)	$1,586	(19.8)%
Percent of revenue	(4.9)%	(6.0)%

Other expenses, net decreased primarily due to a decrease in foreign currency transaction losses driven primarily by the repatriation of cash generated from our Canadian operations in February 2015.  Interest expense also contributed to a decrease in other expenses, net due primarily to costs incurred during the nine months ended September 30, 2015 associated with an amendment to our 2013 Senior Secured Credit Facility, as discussed in Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as a reduction in principal balance of the 2013 Senior Secured Credit Facility as a result of the $12.7 million excess cash flow prepayment made on March 31, 2016.  Other expenses, net increased due to the sale of RE/MAX Equity Group on December 31, 2015 and thus no longer recognizing equity in earnings of investees beginning in 2016.

Provision for Income Taxes

The provision for income taxes increased $3.3 million primarily due to the Secondary Offering, which resulted in RE/MAX Holdings’ weighted average economic interest in RMCO increasing to 58.39% from 40.61% for the nine months ended September 30, 2016 and 2015, respectively, and due to the increase in RMCO’s income before the provision for income taxes.  As a result of the aforementioned factors, our effective income tax rate increased to 23.7% from 18.0% for the nine months ended September 30, 2016 and 2015, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state income tax rates.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, decreased $7.4 million primarily due to the Secondary Offering, which resulted in a decrease of the non-controlling unitholders weighted average economic interest in RMCO to 41.61% from 59.39% for the nine months ended September 30, 2016 and 2015, respectively.  This decrease was partially offset by an increase of $2.2 million in RMCO’s net income during the nine months ended September 30, 2016 over September 30, 2015.

Adjusted EBITDA

Adjusted EBITDA was $72.3 million for the nine months ended September 30, 2016, an increase of $2.7 million from the comparable prior year period.  Adjusted EBITDA primarily increased due to agent count growth, contributions from our acquired New York and Alaska regions, and the positive impact from foreign currency transaction gains and losses driven primarily by the repatriation of cash generated from our Canadian operations in February 2015.  The aforementioned increases were offset by a decrease in Adjusted EBITDA from the sale of our previously owned brokerages and an increase in costs incurred during preliminary project and post-implementation-operation stages for purchased and developed software in our information technology infrastructure.

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

A reconciliation of Adjusted EBITDA to net income for our consolidated results for the three and nine months ended September 30, 2016 and 2015 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$14,520	$15,193	$39,296	$40,381
Depreciation and amortization	3,889	3,765	11,482	11,384
Interest expense	2,121	2,338	6,493	7,448
Interest income	(32)	(36)	(118)	(136)
Provision for income taxes	4,632	3,277	12,176	8,882
Gain on sale or disposition of assets and sublease (1)	(99)	(66)	(175)	(773)
Loss on early extinguishment of debt (2)	—	—	136	94
Non-cash straight-line rent expense (3)	169	201	580	681
Public offering related expenses (4)	—	—	193	—
Severance related expenses (5)	586	443	1,500	1,482
Acquisition related expenses (6)	169	—	699	77
Adjusted EBITDA	$25,955	$25,115	$72,262	$69,520

(1)	Represents gains on the sale or disposition of assets as well as the gains on the sublease of a portion of our corporate headquarters office building.
(2)	Represents losses incurred on early extinguishment of debt on our 2013 Senior Secured Credit Facility for the nine months ended September 30, 2016 and 2015.
(3)	Represents the non-cash charge to appropriately record rent expense on a straight-line basis over the term of the lease agreement taking into consideration escalation in monthly cash payments.
(4)	Represents costs incurred for compliance services performed during the nine months ended September 30, 2016 in connection with the Secondary Offering.
(5)	Includes severance and other related expenses due to organizational changes in our executive leadership.
(6)

Acquisition related expenses include fees incurred in connection with our acquisitions of certain assets of HBN, Inc. (“HBN”) and Tails, Inc. (“Tails”) in October 2013, of RE/MAX of New York in February 2016 and of RE/MAX of Alaska in April 2016. Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market, which have contributed to increasing annual operating cash flows. In this regard, our short-term liquidity position has been, and will continue to be, affected by the number of agents in the RE/MAX network. Our primary sources of liquidity are our existing cash balances and credit availability under our 2013 Senior Secured Credit Facility. Our cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of selling, operating and administrative expenses, (iii) principal and related interest payments on our 2013 Senior Secured Credit Facility, (iv) distributions and other payments to non-controlling unitholders, (v) corporate tax payments paid by us, (vi) cash consideration for acquisitions and acquisition-related expenses, (vii) dividend payments to stockholders of our Class A common stock and (viii) payments to RIHI and Oberndorf pursuant to the TRAs. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details on the TRA assignment from Weston Presidio V, L.P. to Oberndorf. We have satisfied these needs with cash flows from operations and funds available under our 2013 Senior Secured Credit Facility.

We will continue to evaluate potential financing transactions, including refinancing our 2013 Senior Secured Credit Facility and extending maturities. There can be no assurance that financing or refinancing will be available to us on acceptable terms or at all. Future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments, to make dividend payments or to take advantage of business opportunities. Our ability to make payments to fund debt service obligations and strategic acquisitions will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive and other factors that are beyond our control.

Sources and Uses of Cash

Nine Months Ended September 30, 2016 and 2015

As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $102.0 million and $110.2 million, respectively, of which approximately $11.0 million and $7.0 million were denominated in foreign currencies, respectively.  During the first quarter of 2015, we began to repatriate cash generated by our Canadian operations on a regular basis. During the nine months ended September 30, 2016 and 2015, we repatriated $12.2 million and $33.6 million in Canadian dollars, respectively, or $9.3 million and $26.8 million in U.S. dollars, respectively. Of these amounts, $23.9 million in Canadian dollars, or $19.2 million in U.S. dollars, was repatriated in February 2015. The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$49,040	$59,952	$(10,912)
Investing activities	(21,067)	(2,161)	(18,906)
Financing activities	(36,577)	(69,027)	32,450
Effect of exchange rate changes on cash	373	(593)	966
Net change in cash and cash equivalents	$(8,231)	$(11,829)	$3,598

The decrease in cash provided by operating activities was primarily attributable to the payments in February 2016 of $3.3 million resulting from a litigation judgment and $1.3 million pursuant to the TRAs, neither of which occurred in the comparable prior year period as well as changes in other working capital.  Cash provided by operating activities also decreased due to an increase in cash paid for income taxes of $5.4 million as a result of changes in our ownership structure, timing of tax payments and a decrease in excess tax benefit realized during the nine months ended September 30, 2015 upon the exercise of stock options.  Cash provided by operating activities was positively impacted by a reduction in cash paid for interest of $0.9 million primarily related to fees incurred in connection with amending our 2013 Senior Secured Credit Facility on March 11, 2015.

Cash used in investing activities increased primarily as a result of the acquisition of RE/MAX of New York in February 2016 for a net purchase price of $8.4 million, the acquisition of RE/MAX of Alaska in April 2016 for a net purchase price of $1.5 million, the acquisition of Full House in September 2016 with an initial cash consideration payment of $8.0 million and an increase in the purchases of property, equipment and software of $1.0 million primarily related to investments in our information technology infrastructure.

The decrease in cash used in financing activities was primarily attributable to a decrease of $24.7 million in distributions paid to our non-controlling unitholders and a decrease of $14.5 million in dividends paid to Class A common stockholders during the nine months ended September 30, 2016 compared to the corresponding amounts paid during the nine months ended September 30, 2015.  These decreases were primarily attributable to the declaration and payment of a special dividend of $1.50 per share on all outstanding shares of Class A common stock during the nine months ended September 30, 2015 which contributed to a $26.6 million decrease in distributions paid to our non-controlling unitholders and a $17.9 million decrease in dividends paid to Class A common stockholders.  In addition, cash used in financing activities decreased due to $0.6 million paid in connection with amending our 2013 Senior Secured Credit Facility on March 11, 2015.  The aforementioned decreases were offset by an increase of $5.4 million in the mandatory excess cash flow prepayments made in March 2016 compared to March 2015 pursuant to the terms of our 2013 Senior Secured Credit Facility and a reduction in cash received of $1.9 million from the decrease in stock option exercises during the nine months ended September 30, 2016 compared to September 30, 2015.

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

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both LIBOR and ABR loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts RE/MAX, LLC may distribute to RMCO to enable RMCO to increase the dividends declared and paid to its unitholders. In connection with this amendment, RE/MAX, LLC incurred costs of $1.1 million, of which $0.6 million was recorded as an unamortized debt discount and is being amortized over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $0.5 million was expensed as incurred.

RE/MAX, LLC is required to make principal payments out of excess cash flow, as defined in the 2013 Senior Secured Credit Facility, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. RE/MAX, LLC made an excess cash flow prepayment of $12.7 million on March 31, 2016.

As of September 30, 2016, RE/MAX, LLC had $186.6 million of term loans outstanding, net of unamortized debt discount and issuance costs, had no revolving loans outstanding and had $10.0 million in revolving loans available under the 2013 Senior Secured Credit Facility.

Term loans are repaid in quarterly installments of $0.5 million, with the balance of the term loan due at maturity. The quarterly installments will be reduced pro rata by the amount of any excess cash flow principal prepayments made. The maturity date of all of the term loans under the 2013 Senior Secured Credit Facility is July 31, 2020. Term loans may be optionally prepaid by RE/MAX, LLC at any time. All amounts outstanding, if any, under the revolving line of credit must be repaid on July 31, 2018.

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

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $3.2 million and $2.1 million during the nine months ended September 30, 2016 and 2015, respectively. Amounts paid for purchases of property and equipment relate to office equipment for our corporate headquarters and spending on purchased and developed software relate to investments in our information technology infrastructure. In order to expand our technological capabilities, we have invested in information technology projects that will improve operational efficiencies and enhance the tools and services provided to the agents and brokers in our network. We anticipate spending between $4.0 million and $4.25 million during 2016 on total capital expenditures.

Dividends

Our Board of Directors declared quarterly dividends of $0.15 per share on all outstanding shares of Class A common stock in each of the first three quarters of 2016 as disclosed in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On November 3, 2016 our Board of Directors declared a quarterly dividend of $0.15 per share on all outstanding shares of Class A common stock, which is payable on December 1, 2016 to shareholders of record at the close of business on November 17, 2016.  The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and to the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. As authorized by the RMCO, LLC Agreement, RMCO makes cash distributions to non-controlling unitholders.  Discretionary cash distributions may be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement.  These discretionary distributions are paid on a quarterly basis equal to the dividend payments to the stockholders of the Company’s Class A common stock, including the dividends declared on November 3, 2016, or otherwise on a discretionary basis as necessary.  In addition, RMCO is generally required to distribute cash on a pro-rata basis to its members to the extent necessary to cover each member’s estimated tax liabilities, if any, with respect to their allocable share of RMCO earnings, but only to the extent that any other discretionary distributions from RMCO for the relevant period were otherwise insufficient to enable each member to cover its estimated tax liabilities.  Upon completion of its tax returns with respect to the prior year, RMCO may make other discretionary true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.  See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on distributions made by RMCO.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of September 30, 2016.

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

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015, for which there were no material changes, included:

•	Allowances for Accounts and Notes Receivable
•	Goodwill Impairment Testing
•	Franchise Agreements and Other Intangible Assets
•	Acquisitions – Purchase Price Allocation
•	Income Tax Accounting
•	Payments Pursuant to the TRAs
•	General Litigation Matters

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2013 Senior Secured Credit Facility which bears interest at variable rates. As of September 30, 2016, we had a principal balance of $188.4 million outstanding under our 2013 Senior Secured Credit Facility. As of September 30, 2016, the undrawn borrowing availability under the revolving line of credit under our 2013 Senior Secured Credit Facility was $10.0 million. The interest rate on our 2013 Senior Secured Credit Facility entered into in July 2013 and as amended on March 11, 2015 is currently subject to a LIBOR rate floor of 1%, plus an applicable margin. If LIBOR rates rise above the floor, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.2 million.

Currency Risk

We have a network of global franchisees in over 100 countries and territories, including the U.S. and Canada. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. As the U.S. dollar has strengthened compared to most foreign currencies, including the Canadian dollar during 2015 and 2016, our financial position and results of operations have been adversely affected. We had foreign currency transaction losses of approximately $0.1 and $0.2 million during the three months ended September 30, 2016 and 2015, respectively, and foreign currency transaction gains (losses) of $0.1 million and ($1.6) million during the nine months ended September 30, 2016 and 2015, respectively.  Beginning in the first quarter of 2015, we began to repatriate cash generated by certain of our Canadian operations to the U.S. on a regular basis and expect to continue to do so prospectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. During the three and nine months ended September 30, 2016, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $0.3 million and $0.8 million, respectively.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”) and our Quarterly Report on Form 10-Q for the period ended June 30, 2016 (the “Second Quarter 10-Q”).  In addition, the following risk factor updates and supplements the risk factors described in our 2015 Annual Report  and Second Quarter 10-Q.   Except as provided below, there have been no material changes to the risk factors as disclosed in our 2015 Annual Report and Second Quarter 10-Q.

We are new to the mortgage brokerage industry, which may hinder our efforts to establish and grow our new mortgage brokerage franchising business, Motto Mortgage.

We are pursuing a growth strategy to offer and sell residential mortgage brokerage franchises in the U.S under the “Motto Mortgage” brand and trademarks.  Our investments in the new Motto Mortgage business include the cost of our acquisition of certain assets of Full House and start-up funding for the business.  We believe the Motto Mortgage business has the potential to be highly complementary to our core business.  However, we lack operating experience in the mortgage brokerage industry.  Our strategy hinges on our ability to recruit, develop, and maintain strong competencies within the mortgage brokerage market, favorable conditions in the related regulatory environment and our success in developing a strong, respected brand.  We may fail adequately to understand, interpret, implement and/or train franchisees concerning compliance requirements related to the mortgage brokerage industry or the relationship between us and our franchisees, any of which failures could subject us or our franchisees to adverse actions from regulators.  As a start-up, the Motto Mortgage brand’s initial lack of recognition, may hamper franchise sales efforts.  We may experience impairment of acquired assets and/or potential unknown liabilities associated with the acquisition of the business of Full House.  This venture could distract members of management from our RE/MAX business, and a prolonged diversion could negatively impact operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Asset Purchase Agreement, dated November 3, 2016, by and among RE/MAX, LLC; RE/MAX of New Jersey, Inc.; Joseph L. Ventresca; Jeffrey L. Snyder; and Maximum Trust. (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request by the SEC.)	8-K	001-36101	11/3/2016	2.1

3.2	Bylaws of RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	3.2

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

31.1	Certification of Chief Executive Officer, Chairman and Co-Founder pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer, Chairman and Co-Founder and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	November 4, 2016	By:	/s/ David L. Liniger
David L. Liniger Chief Executive Officer, Chairman and Co-Founder (Principal Executive Officer)

Date:	November 4, 2016	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)