Form 10-K
period 2016-12-31
RE/MAX Holdings, Inc.
filed 2017-02-24
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $708.6 million, based on the number of shares held by non-affiliates as of June 30, 2016 and the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2016.  Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of January 31, 2017 was 17,652,548 and 1, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

RE/MAX HOLDINGS, INC.

2016 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, forward-looking statements include statements we make relating to:

•	our expectations regarding consumer trends in residential real estate transactions;
•	our expectations regarding overall economic and demographic trends, including the continued growth of the United States (“U.S.”) residential real estate market;
•	our expectations regarding our performance during future downturns in the housing sector;
•	our growth strategy of increasing our agent count;
•	our ability to expand our network of franchises in both new and existing but underpenetrated markets;
•	our expectations regarding the growth of Motto Mortgage, our new mortgage brokerage franchise;
•	our growth strategy of increasing our number of closed transaction sides and transaction sides per agent;
•	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
•	the pursuit of future reacquisitions of Independent Regions;
•	our intention to pay dividends;
•	our future financial performance;
•	our ability to forecast selling, operating and administrative expenses;
•	the effects of laws applying to our business;
•	our ability to retain our senior management and other key employees;
•	our intention to pursue additional intellectual property protections;
•	our future compliance with U.S. or state franchise regulations;
•	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our information technology infrastructure;
•	the anticipated benefits of our advertising strategy; and
•	our intention to repatriate cash generated by our Canadian operations to the U.S. on a regular basis in order to minimize the impact of mark-to-market gains and losses.

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

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand, and mortgage brokerages within the U.S. under the Motto Mortgage brand.  Our business is 100% franchised—we do not own any of the brokerages that operate under our brands. We focus on our franchisees’ success through providing education and training, valuable tools and support, and marketing to build the strength of the RE/MAX and Motto brands. Because our franchisees fund the cost of developing their brokerages, we maintain a low fixed-cost structure which, combined with our stable, recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Our History.    RE/MAX was founded in 1973 with an innovative, entrepreneurial culture premised on combining our high commission concept—in which agents could, and still do, keep a very high percentage of their earned commissions in return for paying fixed fees—with high-quality training and education, and affording our agents and franchisees the flexibility to operate their businesses with great independence. In the early years of our expansion in the U.S. and Canada, we accelerated the brand’s growth by selling regional franchise rights to independent owners for certain geographic regions, a practice we still employ in countries outside of the U.S. and Canada. Since 1999, we have held the number one market share in the U.S. and Canada as measured by total residential transactions sides completed by our agents. Shares of our Class A common stock began trading on the New York Stock Exchange under the symbol “RMAX” on October 2, 2013. In October 2016, we launched Motto Mortgage (“Motto”), the first national mortgage brokerage franchise offering in the United States.

Our Brands.    RE/MAX.  The RE/MAX strategy is to sell franchises to highly qualified real estate brokers and help those franchisees recruit and retain the best agents. The RE/MAX brand is built on the strength of our global franchise network, which is designed to attract and retain the best-performing and most experienced agents by maximizing their opportunity to retain a larger portion of their commissions. As a result of this agent-centric approach, we believe that our agents are substantially more productive than the industry average. The RE/MAX brand has the highest level of unaided brand awareness in real estate in the U.S. and Canada according to a 2016 consumer survey by the MMR Strategy Group, and our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world.

The majority of our revenue—65% in 2016—is derived from fixed, contractual fees and dues paid to us based on the number of agents in our franchise network, so agent count is a key measure of our business performance. Today, the RE/MAX brand has over 110,000 agents operating in over 7,000 offices, and a presence in more than 100 countries and territories—a global footprint bigger than any other real estate brokerage brand in the world.

111,915 Agents	7,343 Offices	112 Countries and Territories

As of December 31, 2016.

Motto Mortgage.  The Motto concept offers real estate brokers access to the mortgage brokerage business, which is highly complementary, and a model designed to help Motto franchise owners comply with all relevant mortgage regulations. Motto offers potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at offices in one location.  Further, Motto loan originators provide home-buyers with financing choices by providing access to a variety of loan options from multiple leading wholesale lenders.  Motto franchisees are mortgage brokers and not mortgage bankers; as a result, Motto franchisees do not fund any loans. Likewise, we franchise the Motto system and are not lenders or brokers.

Motto’s fee model consists primarily of fixed contractual fees paid monthly on a per-office basis by the broker for being a part of the Motto network and for use of the Motto brand and from sales of individual franchises. Due to the fourth quarter 2016 launch of Motto, we recognized minimal revenue for this new business in 2016. As of February 2017, four months after launch, we offer Motto franchises throughout the United States. Motto franchisees should profit by attracting and retaining professional, highly productive loan originators who provide superior client service and value.  We will not be compensated based on the volume of loans completed by a franchise; the franchisee retains all upside in the quantity of loans completed by a given Motto loan originator or franchise.

The Real Estate Industry

We are a franchisor of businesses in two facets of the real estate industry—real estate brokerages and mortgage brokerages. With nearly three-quarters of our agent count and approximately 95% of our revenue coming from our franchising operations in the U.S. and Canada, we are significantly affected by the real estate market in the U.S. and Canada.

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

U.S. and Canadian Real Estate Industry Overview.  The U.S. residential real estate industry is an approximately $1.71 trillion market based on 2016 sales volume, according to U.S. Census Bureau data and existing home sales information from the National Association of Realtors (“NAR”). Residential real estate represents the largest single asset class in the U.S. with a value of approximately $22.7 trillion, according to the Federal Reserve. Canadian home sales totaled approximately CA$263 billion in 2016, according to the Canadian Real Estate Association (“CREA”).

Cyclical Nature. The U.S. real estate industry has seen steady, multi-year improvement since 2012, but is fundamentally cyclical in nature and has seen downturns before, such as from the second half of 2005 through 2011, when existing home sale transactions declined by 40%, and the median price declined 24%, according to NAR. 2016 saw increased transactions and a fifth year of price increases over 5%, but NAR forecasts a relatively moderate 1.7% increase in transactions and 3.9% increase in median price in 2017.  Therefore, we believe that moderate, sustainable growth will continue for at least the next few years.

While this price recovery has meant that home affordability, as indicated by NAR’s Home Affordability Index, has weakened somewhat from record favorable conditions in 2012, home affordability has remained substantially better than its twenty-year average. This means homes continue to be affordable for the median consumer. However, in comparison to what is traditionally considered a ‘balanced’ market, with enough inventory on the market to satisfy six months of home sales demand, inventory has remained tight for nearly four and a half years.

Months Supply of Inventory	NAR Home Affordability Index
Source: NAR (based on seasonally adjusted home sales)	Source: NAR

The extent to which home affordability remains high will depend on the magnitude of widely anticipated interest rate changes, changes in home prices (which may be influenced by the amount of inventory on the market), and changes in the job market and/or wage growth.

In Canada, the downturn from 2005 through 2011 was mild by comparison to that of the U.S. for the same period. Canadian home sales were up 5.5% in 2015 and 6.3% in 2016, but are forecast to decline 3.3% in 2017, according to CREA.

Favorable Long-term Demand. We believe long-term demand for housing in the U.S. is primarily driven by the economic health of the domestic economy, and local factors such as demand relative to supply. We also believe the residential real estate market in the U.S. will benefit from fundamental demographic shifts over the long term. These include an increase in household formations, including as a result of immigration and population growth. We believe there is also pent-up selling demand from generational shifts, such as many retirement age homeowners who are likely to take advantage of improving housing market conditions in order to sell their existing residences and retire in new areas of the country or purchase smaller homes. Similarly, we believe there is also pent-up buying demand among adults in the large millennial generation, driving household formation back to historical levels. In 2016, we began to see evidence of this demand in the market. The number of adults reaching age 65 each year continues to increase as the “baby boom” generation enters retirement age, and their ability to sell their homes has been and will be aided by the fact that, according to CoreLogic, the percentage of homes with a loan-to-value ratio less than 80% increased from 55% in October 2012, to 79% as of October 2016. Likewise, first-time homebuyers showed signs of a rebound in 2016, according to NAR. Having historically averaged around 40% of the market, in 2014 and 2015, first-time homebuyers comprised 32% to 33%, respectively, of all homebuyers, which was near a 30-year low.  In 2016, however, first-time homebuyers improved to 35% of homebuyers.

The Long-Term Value Proposition for Real Estate Brokerage Services.  We believe the traditional agent-assisted business model compares favorably to alternative channels of the residential brokerage industry, such as discount brokers, “for sale by owner” listings, and lower-fee brokerages catering to consumers who use technology for some of the services traditionally provided by brokers, because full-service brokerages are best suited to address many of the key characteristics of real estate transactions, including:

(i)	the complexity and large monetary value involved in home sale transactions,
(ii)	the infrequency of home sale transactions,
(iii)	the high price variability in the home market,
(iv)	the intimate local knowledge necessary to advise clients on neighborhood characteristics,
(v)	the unique nature of each particular home, and
(vi)	the consumer’s need for a high degree of personalized advice and support in light of these factors.

For these reasons, we believe that consumers will continue to use the agent-assisted model for residential real estate transactions. In addition, although listings are available for viewing on a wide variety of real estate websites, we believe an agent’s local market expertise provides the ability to better understand the inventory of for-sale homes and the interests of potential buyers. This knowledge allows the agent to customize the pool of potential homes they show to a buyer, as well as help sellers to present their home professionally to best attract potential buyers. We believe this demand to have an advocate and a guide through the home-buying or -selling process is borne out by NAR data showing that the percentage of home buyers and sellers using an agent or broker has climbed over the last decade and a half, to 89% of sellers and 88% of purchasers being represented by a real estate agent.

Percentage of Home Buyers and Sellers Using An Agent

Source: NAR Profile of Home Buyers and Sellers

The Long-term Value Proposition for Mortgage Brokerage Services.    Likewise, we believe mortgage brokers provide a valuable “concierge” service for consumers.  Mortgage brokers are familiar with the latest loan programs and choices available through various wholesale lenders. A professional mortgage broker can introduce consumers to loan programs from several lenders, providing choice and information consumers may be unlikely to locate on their own. The percentage of mortgage originations handled by mortgage brokerages was, in 2016, substantially below historical levels, which we believe indicates the potential for growth in the mortgage brokerage production channel.

Mortgage Brokerage Share of Mortgage Originations

Source: Inside Mortgage Finance Publications, Inc. © 2017 Used with permission.

Moreover, according to Federal Home Loan Mortgage Corporation (known as “Freddie Mac”), purchase-money originations are expected to increase gradually in the next few years. Such increases in mortgage originations would provide a growth opportunity for the Motto franchise.

Purchase-money mortgage originations are loans that arise during the initial sale of a house, and therefore correlate to the overall number of home sales and home prices, which, as mentioned above, NAR forecasts to increase gradually. Home purchases are driven primarily by the buyer’s personal and professional circumstances, whereas refinancings depend mainly upon interest rates, because they primarily occur when homeowners see the opportunity to take advantage of improved interest rates.

Our Franchise Model and Offering

Introduction to Franchising.  Franchising is a distributed model for licensing the use of the franchisor’s system and brand. In return, the franchisee retains ownership and sole responsibility for the local business, and therefore the substantial portion of the profits it generates and its risks. The successful franchisor provides its franchisees, i) a unique product or service offering; ii) a distinctive brand name and, eventually as the system gains market share, the favorable consumer recognition that brand comes to symbolize; iii) training and productivity tools to help franchisees operate their business effectively, efficiently, and successfully; and iv) group purchasing power of the franchise system to obtain favorable prices for supplies, advertising, and other tools and services necessary in the operation of the business. Because franchising involves principally the development and licensing of intellectual property, and the costs of retail space and employees are borne by the individual unit owner, it is a low fixed-cost structure typified by high gross margins, allowing the franchisor to focus on innovation, franchisee training and support, and marketing to grow brand reputation.

The REMAX “Agent-Centric” Franchise Offering.  We believe that our “agent-centric” approach is a compelling offering in the real estate brokerage industry, and it enables us to attract and retain highly effective agents and motivated franchisees to our network and drive growth in our business and profitability. Our franchise model provides the following unique combination of benefits to our franchisees and agents:

•

High Agent Commission Fee Split and Low Franchise Fees.  The RE/MAX high commission split concept is a cornerstone of our model and, although not unique, differentiates us in the industry. We recommend to our franchisees an agent-favorable commission split of 95%/5%, in exchange for the agent paying fixed fees to share the overhead and other costs of the brokerage. This model allows high-producing agents to earn a higher commission compared to traditional brokerages where the broker typically takes 30% to 40% of the agent’s commission.

•

Affiliation with the Best Brand in Residential Real Estate. With number one market share as measured by total residential transaction sides completed by our agents, and leading unaided brand awareness in the U.S. and Canada, according to a consumer survey by MMR Strategy Group, we reinforce brand awareness through marketing and advertising campaigns that are supported by our franchisees’ and agents’ local marketing.

•

Entrepreneurial, High Performance Culture. Our brand and the economics of our model attract highly driven, professional, productive agents, and we allow them autonomy to run their businesses independently, including, generally, the freedom to set commission rates and oversee local advertising.

•

High Traffic Websites Supporting Lead Referral Systems. Remax.com was the most visited real estate franchisor website during 2016, according to Hitwise data. When a prospective buyer inquires about a property displayed on our websites, a RE/MAX agent receives this lead through our lead referral system, LeadStreet®, without a referral fee. LeadStreet® has sent over 17 million free leads to our agents since 2006. We believe that no other national real estate brand provides their agents comparable access to free leads.

•

RE/MAX University® Training Programs. RE/MAX University® offers on-demand access to industry information and advanced training in areas such as distressed properties, luxury properties, senior clients, buyer agency and many other specialty areas of real estate. Our proprietary Momentum® training, development and recruiting program educates our broker owners on how to manage their business more effectively and profitably, and plan for future success by recruiting and training more agents.

•

RE/MAX Approved Supplier Program. Using the collective buying power of our franchise network, a network of preferred suppliers provide group discount prices, marketing materials that have been pre-vetted to comply with RE/MAX brand standards and higher quality materials that may not be cost-effective to procure on an individual office basis. These vendors provide us additional revenue in return for marketing access to our network of franchisees and agents.

We attribute our success to our ability, by providing this unique, agent-centric suite of benefits, to recruit and retain highly-productive agents and motivated franchisees. Our goal is to continue a self-reinforcing cycle that we call “Premier Market Presence,” whereby recruiting agents and franchisees helps achieve a network effect to further enhance our brand and market share, expand our franchise network and support offerings, and ultimately grow our revenue, as illustrated below:

Increase Brand Awareness and Market Share
Attract Experienced Agents and Sell Franchises
premier market presence®
Best-in-Class Support and Top-Producer-Friendly Model
Productive Agents Drive Transaction Growth

RE/MAX Four-Tier Franchise Structure. We are a 100% franchised business, with all of the RE/MAX branded brokerage office locations being operated by franchisees. In the early years of our expansion in the U.S. and Canada, we sold regional franchise rights to independent owners for certain geographic regions (“Independent Regions”). In recent years, we have pursued a strategy to reacquire regional franchise rights from Independent Regions in the U.S. and Canada, as discussed below. We franchise directly in the rest of the U.S. and Canada, in what we call “Company-owned Regions.” Brokerage offices, in turn, enter into independent contractor relationships with real estate sales associates who represent real estate buyers and sellers.

• •

Tier	Description	Services

Franchisor RE/MAX, LLC	Owns the right to the RE/MAX brand and sells franchises and franchising rights.	Brand Equity Market Share Advertising Marketing Strategies Corporate Communications

Independent Regional Franchise Owner

Owns rights to sell brokerage franchises in a specified region.

14 regional franchises, with 36% of our U.S. and Canada agent count as of the end of 2016, are Independent Regions. Typically, 20-year agreement with renewal options.

RE/MAX, LLC franchises directly in Company-owned Regions, in the rest of the U.S. and Canada.

Local Services Regional Advertising Franchise Sales In Company-owned Regions, RE/MAX, LLC performs these services.

Franchisee (Broker-Owner)	Operates a RE/MAX-branded brokerage office, lists properties and recruits agents. Typically, 5-year agreement.	Office Infrastructure Sales Tools / Management Broker of Record

Agent (Sales Associate)	Branded independent contractors who operate out of local franchise brokerage offices.	Represents real estate buyer or seller Typically sets own commission rate

In Company-owned Regions in the U.S. and Canada, we typically enter into five-year renewable franchise agreements with franchisees covering a standard set of terms and conditions. For those regions that are independently owned, we have a long-term agreement (typically 20 years, with up to three renewal periods of equal length) with the Independent Region owner, pursuant to which it is authorized to enter into franchise agreements with individual franchisees in that region.

In general, the franchisees (or broker-owners) do not receive an exclusive territory except under certain limited circumstances. Prior to opening an office, a franchisee or principal owner is required to attend a four- to five-day training program at our global headquarters. Prospective franchisees, renewing franchisees, and transferees of a franchise are subject to a criminal background check and must meet certain subjective and objective standards, including those related to relevant experience, education, licensing, background, financial capacity, skills, integrity and other qualities of character.

RE/MAX Marketing and Promotion. We believe the widespread recognition of the RE/MAX brand and our iconic red, white and blue RE/MAX hot air balloon logo and property signs is a key aspect of our value proposition to agents and franchisees. A variety of advertising, marketing and promotion programs build our brand and generate leads for our agents, including leading websites such as remax.com, advertising campaigns using television, digital marketing, social media, print, billboards and signs, and appearances of the iconic RE/MAX hot-air balloon. Event-based marketing programs, sponsorships, sporting activities and other similar functions also promote our brand. These include our support, since 1992 for Children's Miracle Network Hospitals in the U.S. and Children's Miracle Network in Canada, to help sick and injured children. Through the Miracle Home program, participating RE/MAX agents donate to Children's Miracle Network Hospitals once a home sale transaction is complete.

Our agents and franchisees fund nearly all of the advertising, marketing and promotion supporting the RE/MAX brand, which, in the U.S. and Canada, occurs primarily on three levels:

•

Local Campaigns. Our franchisees and agents engage in extensive promotional efforts within their local markets to attract customers and drive agent and brand awareness locally. These programs are subject to our brand guidelines and quality standards for use of the RE/MAX brand, but we allow our franchisees and agents substantial flexibility to create advertising, marketing and promotion programs that are tailored to local market conditions. We believe the marketing, advertising and promotion expenditures by our agents and franchisees substantially exceed the amounts spent by our advertising funds each year.

•

Regional Advertising Funds. Regional advertising funds primarily support advertising campaigns to build and maintain brand awareness at the regional level. The regional advertising funds in Company-owned Regions are funded by our agents through fees that our brokers collect and pay to the regional advertising funds. These regional advertising funds in Company-owned Regions are corporations owned by our controlling stockholder, and the use of the fund balances is restricted by the terms of our franchise agreements. Therefore, the regional advertising fund entities are excluded from our consolidated financial statements. Franchisee contributions to the regional advertising funds that promote the RE/MAX brand in Company-owned Regions were $50.6 million for their fiscal year ended January 31, 2017. The RE/MAX brand is promoted in Independent Regions by other regional advertising funds.

•

Pan-Regional Campaigns. The regional advertising funds in Company-owned Regions, together with some or all of the advertising funds in Independent Regions, may contribute to national or pan-regional creative development and media purchases, to promote a consistent brand message and achieve economies of scale in the purchase of advertising.

The Motto Mortgage Brokerage Model.  In late 2016, we launched Motto. In connection with our Motto business, we are a mortgage brokerage franchisor, not a lender or mortgage broker. Our franchisees will be brokers, not lenders, and so neither we nor our franchisees fund any loans. As a franchisor, we help our Motto franchisees establish independent mortgage brokerage companies, with a model designed to comply with all relevant regulations. The technology, training, marketing, tools and other services that we provide to Motto franchisees have been designed to enable real estate brokers—both RE/MAX franchisees and other real estate brokers—to overcome the barriers to enter into the mortgage business. Pairing a Motto franchise with a real estate brokerage lets homebuyers enjoy an enhanced, coordinated, convenient and simplified experience with a professional real estate agent to find a home and with a Motto loan originator to secure financing from among several financing options. Because Motto’s emphasis is on proximity to real estate brokerages and marketing to home buying customers, we believe our franchisees are well-positioned to benefit from gradually increasing home sales and by extension, a gradually increasing purchase-money mortgage origination market. This convenience will be a differentiator for real estate agents, which we believe will result in enhanced customer satisfaction and customer loyalty, which is essential for a successful, professional, real estate agent. There are not presently any other mortgage brokerage franchisors in the United States.

Our Motto mortgage brokerage franchise business, Motto Franchising, LLC, offers seven-year agreements with franchisees. Motto Franchising sells franchises directly throughout the U.S.; there are no regional franchise rights in the Motto system. Loan Originators at Motto franchises are typically employees of the franchisee and not independent contractors.

Motto, similar to RE/MAX, has an advertising fund that is owned by our controlling stockholder that will be funded by fees paid by each Motto franchisee. The Motto advertising fund currently primarily engages in efforts to help build awareness of the Motto brand and help Motto franchisees recruit experienced loan originators.

Financial Model

As a franchisor, we maintain a low fixed-cost structure. In addition, our stable, fee-based model derives a majority of our revenue from recurring fees paid by our agents, franchisees and regional franchise owners. This combination helps us drive significant operating leverage through incremental revenue growth, yielding significant cash flow.

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

Revenue Streams. The chart below illustrates our revenue streams:

Revenue Streams as Percentage of 2016 Total Revenue

Continuing Franchise Fees. In the U.S. and Canada, RE/MAX continuing franchise fees are fixed contractual fees paid monthly by regional franchise owners in Independent Regions or franchisees in Company-owned Regions to RE/MAX based on the number of agents in the franchise region or in the franchisee’s office. Likewise, Motto continuing franchise fees are fixed contractual fees paid monthly by Motto franchisees.

Annual Dues. Annual dues are the membership fees that agents pay directly to us to be a part of the RE/MAX network and use the RE/MAX brand. Annual dues are currently a flat fee of US$400/CA$400 per agent annually for our U.S. and Canadian agents. Motto franchisees and their loan originators do not pay annual dues.

Broker Fees. Broker fees are assessed to the RE/MAX broker against real estate commissions paid by customers when an agent sells a home. Generally, the amount paid by broker-owners to the master or regional franchisor, which we refer to as the “broker fee,” is 1% of the total commission on the transaction. The amount of commission collected by brokers is based primarily on the sales volume of RE/MAX agents, home sale prices in such sales and real estate commissions earned by agents on these transactions. Broker fees therefore vary based upon the overall health of the real estate industry and the volume of existing home sales in particular. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

Franchise Sales and Other Franchise Revenue. Franchise sales and other franchise revenue primarily comprises:

•

Franchise Sales:  Revenue from sales and renewals of individual franchises in RE/MAX Company-owned Regions, Independent Regions, and Motto, as well as RE/MAX regional and country master franchises for Independent Regions in global markets outside of North America (“Global Regions”). We receive only a portion of the revenue from the sales and renewals of individual franchises from Independent and Global Regions.

•

Other Franchise Revenue: Revenue from preferred marketing arrangements and approved supplier programs with third parties, as well as event-based revenue from training and other programs, including our annual convention in the U.S.

Revenue per Agent in Owned versus Independent RE/MAX Regions. We receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions in the U.S. and Canada, and more in Independent Regions in the U.S. and Canada than in Global Regions. While both Company-owned Regions and Independent Regions in the U.S. and Canada charge relatively similar fees to RE/MAX brokerages and agents, we receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-owned Regions, whereas we receive only a portion of these fees in Independent Regions. We generally receive 15%, 20% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each particular Independent Region established by the terms of the applicable regional franchise agreement. We base our continuing franchise fees, agent dues and broker fees outside the U.S. and Canada on the same structure as our Independent Regions, except that the aggregate level of such fees is substantially lower in these markets. In 2016, the average annual revenue per agent in our Company-owned Regions in the U.S. and Canada was approximately $2,500, whereas the average annual revenue per agent in Independent Regions in the U.S. and Canada was approximately $800, and in Global Regions was approximately $200.

Value Creation and Growth Strategy

Our favorable margins generate healthy cash flow, which facilitates our value creation and growth strategy. We intend to leverage our market leadership as a leading franchisor in the residential real estate industry in the U.S. and Canada to drive shareholder value by:

a)	achieving organic growth, building on our network of over 7,000 RE/MAX franchisees and 110,000 agents and building our network of Motto mortgage brokerage franchises;
b)	catalyzing growth by reacquiring regional RE/MAX franchise rights and acquiring other complementary businesses; and
c)	returning capital to shareholders.

Organic Growth. Our organic growth generally comes from: a) RE/MAX agent count growth; b) RE/MAX and Motto franchise sales, c) increases in our ability to monetize the value of our RE/MAX and Motto networks; d) the extent to which we increase the fees paid by RE/MAX or Motto franchisees or RE/MAX agents; and e) continued improvement in the housing market, resulting in more home sale transactions or higher home prices.

Organic Growth from Agent Count and Franchise Sales.  With respect to RE/MAX agent count growth, we experienced agent losses during the downturn, but we returned to a period of net agent growth in 2012 and our year-over-year growth in agent count continued in 2013 through 2016.

RE/MAX Agent Count

Number of Agents at Quarter-End

RE/MAX sold 903 office franchises in 2016 and intends to continue adding franchises in new and existing markets, and as a result, increase our global market share and brand awareness. Each incremental agent leverages our existing infrastructure, allowing us to drive additional revenue at little incremental cost. We are committed to reinvesting in the business to enhance our value proposition and through a range of new and existing programs and tools.

RE/MAX Office Franchise Sales

Organic Growth from Global Regions. Over the last two decades, the size of the RE/MAX network outside of the U.S. and Canada has grown to nearly a quarter of RE/MAX agent count. However, we earn substantially more of our revenue in the U.S. than in other countries as a result of the higher average revenue per agent earned in Company-owned Regions than in Independent Regions, and in the U.S. and Canada as compared to the rest of the world:

RE/MAX Agents by Geography As of Year-end 2016	Revenue by Geography Percent of 2016 Revenue

While the portion of our revenue from Global Regions has historically been small, a notable portion of it has come from sales of master franchises—the right to franchise the RE/MAX brand across an entire country or multi-country region—in Global Regions. Having a presence in over 100 countries and territories at present, we have sold the rights to most major territories, and our revenue from Global Regions in 2016 did not contain revenue from any major master franchise sales. Revenue from Global Regions has remained a relatively consistent percentage of our revenue because, as our agent count in these regions has increased, recurring revenue from fees and dues has taken the place of less predictable revenue from master franchise sales, and we view this as a positive sign of Global Regions’ ability to contribute to our revenue in future years.

Our revenue from countries outside of the U.S. is also affected by the strength of the U.S. dollar against other currencies, primarily the Canadian dollar and to a lesser degree, the Euro.

Pricing.  Given the low fixed infrastructure cost of our franchise model, modest increases in aggregate fees per agent positively affect our profitability. We may increase our aggregate fees per agent over time as we enhance the value we offer to our network. In July 2016, we increased continuing franchise fees in the Company-owned regions in the U.S. by five dollars per agent per month and in Canada by $2.50 per agent per month.  We are judicious with respect to the timing and amount of increases in aggregate fees per agent and our strategic focus remains on growing agent count through franchise sales, recruiting programs and retention initiatives.

Growth Catalysts through Acquisitions.

We intend to continue to pursue reacquisitions of the regional RE/MAX franchise rights in a number of Independent Regions in the U.S. and Canada, as well as other acquisitions in related areas that build on our core competencies in franchising and real estate brokerage support.

6

Independent Region Acquisitions.  The reacquisition of a regional franchise substantially increases our revenue per agent and provides an opportunity for us to drive enhanced profitability, as we receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions. While both Company-owned Regions and Independent Regions charge relatively similar fees to their brokerages and agents, we only receive a percentage of the continuing franchise fee, broker fee and initial franchise and renewal fee in Independent Regions. By reacquiring regional franchise rights, we can capture 100% of these fees and substantially increase the average revenue per agent for agents in the reacquired region, which, as a result of our low fixed-cost structure, further increases our overall margins. In addition, we can establish operational efficiencies and improvements in financial performance of a reacquired region by leveraging our existing infrastructure and experience.

Revenue Flow through Independent Regions

RE/MAX, LLC
15%-30% of
Continuing Franchise Fee
Broker Fee
Initial Franchise Fee
Implied Gross
70%-85%
Upside
through
Independent
Region
Acquisitions
Independent Regions
CONTINUING FRANCHISE FEE
BROKER FEE
1% of Commissions
INITIAL FRANCHISE FEE
ANNUAL DUES
$400 / Agent / Year
Franchises / Brokerages
Fixed Monthly Management Fee
Recommended 5% of Commissions
Agents

Recent History of Re-Acquiring Independent Regional Rights

			2007	California & Hawaii
			2007	Florida
			2007	Carolinas
			2011	Mountain States
			2012	Texas
			2013	Central Atlantic
			2013	Southwest
			2016	New York
			2016	Alaska
			2016	New Jersey
			2016	Georgia
			2016	Kentucky/Tennessee
			2016	Southern Ohio

Company-owned Regions	64%	of US/CA agents, as of year-end 2016
Independent Regions	36%

The regions in which we have re-acquired franchise rights since 2007 represented 45% of our agents in the U.S. and Canada as of December 31, 2016, with the result that the Company-owned Regions in which we franchise directly represented 64% of our agents in the U.S. and Canada. The remaining 36% of our U.S. and Canada combined agent count operate in Independent Regions.

Other Acquisitions.  In September 2016, we acquired certain assets of Full House Mortgage Connection, Inc. (“Full House”), which had created a concept for franchising mortgage brokerages. We used the assets acquired from Full House in the launch of our Motto mortgage franchising business in October 2016, which we believe extends our core competencies of franchising and real estate industry knowledge to the mortgage brokerage business. We believe that the new Motto business, with its recurring fee model, complements RE/MAX’s franchise model and adds a new channel for long-term growth. We may pursue other acquisitions, either of other brands, or of other businesses that we believe can help enhance the value proposition that we provide to the franchisees in our existing businesses.

Return of Capital to Shareholders. We are committed to returning capital to shareholders as part of our value creation strategy. We have paid quarterly dividends since April of 2014, the first quarter after our October 7, 2013 initial public offering, when we began paying quarterly dividends of $0.0625 per share, and we have periodically increased our quarterly dividends since then, as we have deemed appropriate. On February 22, 2017, our Board of Directors announced a quarterly dividend of $0.18 per share.

Quarterly Dividends

We distributed approximately $18.1 million to our shareholders and unitholders in the form of dividends in 2016. Our disciplined approach to allocating capital allows us to return capital to shareholders while driving organic growth and catalyzing growth through acquisitions and, as a result, generate shareholder value.

Competition

The real estate brokerage franchise business is highly competitive. We primarily compete against other real estate franchisors seeking to grow their franchise system. Our largest national competitors in the U.S. and Canada include the brands operated by Realogy Holdings Corp. (including Century 21, Coldwell Banker, ERA, Sothebys and Better Homes and Gardens), Berkshire Hathaway Home Services, Keller Williams Realty, Inc. and Royal LePage. In most markets, we also compete against regional chains, independent, non-franchise brokerages and Internet-based and other brokers offering deeply discounted commissions. Our efforts to target consumers and connect them with a RE/MAX agent via our websites also face competition from major real estate portals. Likewise, the support services we provide to RE/MAX franchisees and agents also face competition from various providers of training, back office management, and lead generation services. We believe that competition in the real estate brokerage franchise business is based principally upon the reputational strength of the brand, the quality of the services offered to franchisees, and the amount of franchise-related fees to be paid by franchisees.

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

While there are no national mortgage brokerage franchisors in the United States at the present time, other than Motto Franchising, the mortgage origination business is characterized by a variety of business models. While real estate brokerage owners are our core market for the purchase of Motto franchises, such owners may form independent, non-franchised mortgage brokerages. They may enter into joint ventures with lenders for mortgage originations, and they may elect not to enter the mortgage origination business themselves, but instead earn revenue from providing marketing and other services to mortgage lenders.

Motto Franchising does not originate loans, and therefore does not compete in the mortgage origination business. The Mortgage origination business in which Motto franchisees participate is highly competitive. There are several different marketing channels for mortgage origination services, with some originators, like Motto franchisees, marketing significantly to real estate agents and their customers. Other originators are independent mortgage bankers or correspondent lenders, underwriting and funding mortgage loans and then selling the loans to third parties. Retail lenders, both traditional and on-line-only companies, and both banks and non-bank lenders, typically market their loan products directly to consumers.

Intellectual Property

We protect the RE/MAX and Motto brands through a combination of trademarks and copyrights. We have registered “RE/MAX” as a trademark in the U.S., Canada, and over 150 other countries and territories, and have registered various versions of the RE/MAX balloon logo and real estate yard sign design in numerous countries and territories as well. We also have filed other trademark applications in the U.S. and certain other jurisdictions, and will pursue additional trademark registrations and other intellectual property protection to the extent we believe it would be beneficial and cost effective. We also are the registered holder of a variety of domain names that include “remax,” “motto,” and similar variations.

Corporate Structure and Ownership

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) is a holding company incorporated in Delaware and its only business is to act as the sole manager of RMCO, LLC, or “RMCO”. In that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  As of December 31, 2016, RE/MAX Holdings owns 58.43% of the common units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.57% of common units in RMCO. RIHI is majority owned and controlled by David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and by Gail Liniger, our Vice Chair and Co-Founder.

The diagram below depicts our organizational structure:

Class A
Shareholders
Class B Shares
RIHI, Inc.
RE/MAX Holdings, Inc.
(NYSE Ticker: RMAX)
Managing Member
RMCO, LLC
RE/MAX Operating
Subsidiaries
including RE/MAX, LLC
and Motto Franchising, LLC

The holders of RE/MAX Holdings Class A common stock collectively own 100% of the economic interests in RE/MAX Holdings, Inc., while RIHI owns 100% of the outstanding shares of RE/MAX Holdings Class B common stock. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings, Inc. that is equal to two times the aggregate number of common units of RMCO held by such holder. As a result of RIHI’s ownership of shares of RE/MAX Holdings Class B common stock, and its ownership of 12,559,600 common units in RMCO, it holds effective control of a majority of the voting power of RE/MAX Holdings outstanding common stock.

Ownership of RMCO
as of year-end 2016

RIHI
41.57%
RE/MAX
Holdings
58.43%

Voting Rights in RE/MAX Holdings

as of year-end 2016

Class A
Shares
41.27%
RIHI
58.73%

RIHI’s voting rights will be reduced to equal the aggregate number of RMCO common units held—and RIHI would therefore be expected to lose its controlling vote of RE/MAX Holdings, Inc.—after any of the following occur: (i) October 7, 2018; (ii) the death of the Company’s Chief Executive Officer, Chairman and Co-Founder, David Liniger; or (iii) RIHI’s ownership of RMCO common units falls below 5,320,380 common units.

Due to RIHI’s control of a majority of the voting power of RE/MAX Holdings’ common stock, RE/MAX Holdings constitutes a “controlled company” under the corporate governance standards of the New York Stock Exchange and therefore are not required to comply with certain corporate governance requirements. Due to RIHI’s ownership interest in RMCO, RE/MAX Holdings’ results reflect a significant non-controlling interest and our pre-tax income excludes RIHI’s proportionate share of RMCO’s net income. RE/MAX Holding’s only source of cash flow from operations is in the form of distributions from RMCO and management fees paid by RMCO pursuant to a management services agreement between RE/MAX Holdings and RMCO.

Segments in Which We Operated Prior to 2016

Before 2016, we operated in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprised the operations of our owned and independent global franchising operations and corporate-wide professional services expenses. The Brokerages reportable segment contained the operations of our owned brokerage offices in the U.S., which we sold in 2015 and January 2016. Therefore, we now report as a single segment for 2016 and all prior segment information has been reclassified to reflect our new segment structure.

Employees

As of December 31, 2016, we had 344 employees, plus six part time and 16 temporary employees.  Our franchisees are independent businesses. Their employees and independent contractor sales associates are therefore not included in our employee count. None of our employees are represented by a union. We believe our relations with our employees are good.

Seasonality

The residential housing market is seasonal, with transactional activity in the U.S. and Canada peaking in the second and third quarter of each year. Our results of operations are somewhat affected by these seasonal trends. Our Adjusted EBITDA margins are often lower in the first and fourth quarters due primarily to the impact of lower broker fees and other revenue as a result of lower overall sales volume, as well as higher selling, operating and administrative expenses in the first quarter for expenses incurred in connection with the RE/MAX annual convention.

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

Real Estate and Mortgage Regulation. The Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws and mortgage regulations restrict payments which real estate brokers, mortgage brokers, and other service providers in the real estate industry may receive or pay in connection with the sales of residences and referral of settlement services, such as real estate brokerage, mortgages, homeowners insurance and title insurance. Such laws affect the terms that we may offer in our franchise agreements with Motto franchisees and may to some extent restrict preferred vendor programs, both for Motto and RE/MAX. Federal, state and local laws, regulations and ordinances related to the origination of mortgages, may affect other aspects of the Motto business, including the extent to which we can obtain data on Motto franchisees’ compliance with their franchise agreements. These laws and regulations include (i) the Federal Truth in Lending Act of 1969 (“TILA”), and Regulation Z (“Reg Z”) thereunder; (ii) the Federal Equal Credit Opportunity Act ("ECOA'') and Regulation B thereunder; (iii) the Federal Fair Credit Reporting Act and Regulation V thereunder; (iv) RESPA, and Regulation X thereunder; (v) the Fair Housing Act; (vi) the Home Mortgage Disclosure Act; (vii) the Gramm-Leach-Bliley Act and its implementing regulations; (viii) the Consumer Financial Protection Act and its implementing regulations; (ix) the Fair and Accurate Credit Transactions Act-FACT ACT and its implementing regulations; and (x) the Do Not Call/Do Not Fax Act and other state and federal laws pertaining to the solicitation of consumers.

Available Information

RE/MAX Holdings, Inc. is a Delaware corporation and its principal executive offices are located at 5075 South Syracuse Street, Denver, Colorado 80237, telephone (303) 770-5531. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of the Company’s website, www.remax.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The content of the Company’s website is not incorporated into this report. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

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

Risks Related to Our Business and Industry

Our results are tied to the residential real estate market and we may be negatively impacted by downturns in this market and general global economic conditions.

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

For example, the U.S. residential real estate market has steadily improved in recent years after a significant and prolonged downturn, which began in the second half of 2005 and continued through 2011. Based on our experience, we believe gradually improving market conditions in the U.S. will enable us to continue to recruit and retain more agents, increasing our revenue and profitability.

We cannot predict whether the market will continue to improve.  If the residential real estate market or the economy as a whole does not continue to improve, we may experience adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.

Any of the following could cause a decline in the housing or mortgage markets and have a material adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or home prices which, in turn, could adversely affect our revenue and profitability:

•	an increase in the unemployment rate;
•	a decrease in the affordability of homes due to changes in interest rates, home prices, and rates of wage and job growth;
•	slow economic growth or recessionary conditions;
•	weak credit markets;
•	low consumer confidence in the economy and/or the residential real estate market;
•	instability of financial institutions;
•

legislative, tax or regulatory changes that would adversely impact the residential real estate or mortgage markets, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities (“GSEs”) that provide liquidity to the U.S. housing and mortgage markets;

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

•	excessive or insufficient home inventory levels on a regional level;
•	high levels of foreclosure activity, including but not limited to the release of homes already held for sale by financial institutions;
•	adverse changes in local or regional economic conditions;
•	the inability or unwillingness of homeowners to enter into home sale transactions due to negative equity in their existing homes;
•

demographic changes, such as a decrease in household formations slowing rate of immigration or population growth; decrease in home ownership rates, declining demand for real estate and changing social attitudes toward home ownership

•

changes in local, state and federal laws or regulations that affect residential real estate transactions or encourage ownership, including but not limited to tax law changes, such as limiting or eliminating the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, and real property taxes and employee relocation expense; and/or

•	acts of nature, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets.

The failure of the U.S. residential real estate market growth to be sustained, or a prolonged decline in the number of home sales and/or home sale prices could adversely affect our revenue and profitability.

The U.S. residential real estate market has gradually improved since 2011. However, not all U.S. markets have participated to the same extent in the improvement. A lack of a continued or widespread growth or a prolonged decline in existing home sales, a decline in home sale prices or a decline in commission rates charged by our franchisees/brokers could adversely affect our results of operations by reducing the recurring fees we receive from our franchisees and our agents.

A lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations.

Our business is significantly impacted by the availability of financing at favorable rates or on favorable terms for homebuyers, which may be affected by government regulations and policies. Certain potential reforms such as the U.S. federal government’s conservatorship of Fannie Mae and Freddie Mac, proposals to reform the U.S. housing market, attempts to increase loan modifications for homeowners with negative equity, monetary policy of the U.S. government, increases in interest rates and the Dodd-Frank Act may adversely impact the housing industry, including homebuyers’ ability to finance and purchase homes.

The monetary policy of the U.S. government, and particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S., significantly affects the availability of financing at favorable rates and on favorable terms, which in turn affects the domestic real estate market. Policies of the Federal Reserve Board can affect interest rates available to potential homebuyers. Further, we are affected by any rising interest rate environment. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict, and could restrict the availability of financing on reasonable terms for homebuyers, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, the possibility of the elimination of the tax deductibility of mortgage interest could have an adverse effect on the housing market by reducing incentives for buying or refinancing homes and negatively affecting property values. In both December 2015 and December 2016, the Federal Open Market Committee of the Federal Reserve Board raised the target range for federal funds, after leaving the federal funds interest rate near zero since late 2008. The pace of future increases in the federal funds rate is uncertain, although the Federal Open Market Committee has indicated it expects additional increases to occur. Historically, changes in the federal funds rate have led to changes in interest rates for other loans but the extent of the impact on the future availability and price of mortgage financing cannot be predicted with certainty.

In addition, a reduction in government support for home financing, including the possible winding down of Fannie Mae and Freddie Mac, could further reduce the availability of financing for homebuyers in the U.S. residential real estate market. In connection with the U.S. federal government’s conservatorship of Fannie Mae and Freddie Mac, it provided billions of dollars of funding to these entities during the real estate downturn, in the form of preferred stock investments to backstop shortfalls in their capital requirements. No consensus has emerged in Congress concerning potential reforms relating to Fannie Mae and Freddie Mac, so we cannot predict either the short or long term effects of such regulation and its impact on homebuyers’ ability to finance and purchase homes.

Furthermore, many lenders significantly tightened their underwriting standards since the real estate downturn, and many subprime and other alternative mortgage products are no longer common in the marketplace. If these mortgage loans continue to be difficult to obtain, including in the jumbo mortgage markets, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes could be adversely affected, which would adversely affect our operating results.

The Dodd-Frank Act, which was passed to more closely regulate the financial services industry, created the Consumer Financial Protection Bureau (“CFPB”), an independent federal bureau, which enforces consumer protection laws, including various laws regulating mortgage finance. The Dodd-Frank Act also established new standards and practices for mortgage lending, including a requirement to determine a prospective borrower’s ability to repay a loan, removing incentives to originate higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. Rules implementing many of these changes protect creditors from certain liabilities for loans that meet the requirements for “qualified mortgages.” The rules place several restrictions on qualified mortgages, including caps on certain closing costs. These and other rules promulgated by the CFPB could have a significant impact on the availability of home mortgages and how mortgage brokers and lenders transact business. In addition, the Dodd-Frank Act contained provisions that require GSEs, including Fannie Mae and Freddie Mac, to retain an interest in the credit risk arising from the assets they securitize. This may serve to reduce GSEs’ demand for mortgage loans, which could have a material adverse effect on the mortgage industry, which may reduce the availability of mortgages to certain borrowers.

While we are continuing to evaluate all aspects of legislation, regulations and policies affecting the domestic real estate market, we cannot predict whether or not such legislation, regulation and policies may increase down payment requirements, increase mortgage costs, or result in increased costs and potential litigation for housing market participants, any of which could have a material adverse effect on our financial condition and results of operations.

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

We may be unable to reacquire regional franchise rights in independent RE/MAX regions in the U.S. and Canada or successfully integrate the independent RE/MAX regions that we have acquired.

We are pursuing a key growth strategy of reacquiring select RE/MAX independent regional franchises in the U.S. and Canada. The reacquisition of a regional franchise increases our revenue and provides an opportunity for us to drive enhanced profitability. This growth strategy depends on our ability to find regional franchisees willing to sell the franchise rights in their regions on favorable terms, as well as our ability to finance and complete these transactions. We may have difficulty finding suitable regional franchise acquisition opportunities at an acceptable price.  Further, in the event we acquire a regional franchise, we may not be able to achieve the expected returns on our acquisition after we integrate the reacquired region into our business.

Integrating acquired regions involves complex operational and personnel-related challenges and we may encounter unforeseen difficulties and higher than expected integration costs or we may not be able to deliver expected cost and growth synergies.

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

In order to successfully expand our business, we must effectively recruit, develop and motivate new franchisees, and we must maintain the beneficial aspects of our corporate culture. We may not be able to hire new employees with the expertise necessary to manage our growth quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully develop our franchisees, our franchisee and employee morale, productivity and retention could suffer, and our brand and results of operations could be harmed. Effectively managing our potential growth could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our brand and results of operations could be adversely affected.

The failure to attract and retain highly qualified franchisees could compromise our ability to expand the RE/MAX network.

Our most important asset is the people in our network, and the success of our franchisees depends largely on the efforts and abilities of franchisees to attract and retain high quality agents. If our franchisees fail to attract and retain agents, they may fail to generate the revenue necessary to pay the contractual fees owed to us.

Additionally, although we believe our relationship with our franchisees and agents is open and strong, the nature of such relationships can give rise to conflict. For example, franchisees or agents may become dissatisfied with the amount of contractual fees and dues owed under franchise or other applicable arrangements, particularly in the event that we decide to increase fees and dues further. They may disagree with certain network-wide policies and procedures, including policies such as those dictating brand standards or affecting their marketing efforts. They may also be disappointed with any marketing campaigns designed to develop our brand. There are a variety of reasons why our franchisor-franchisee relationship can give rise to conflict. If we experience any conflicts with our franchisees on a large scale, our franchisees may decide not to renew their franchise agreements upon expiration or may file lawsuits against us or they may seek to disaffiliate with us, which could also result in litigation. These events may, in turn, materially and adversely affect our business and operating results.

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

As a result of this competition, we may face many challenges in achieving organic growth by adding franchises and attracting agents in new and existing markets to expand our network in the U.S., Canada and globally, as well as other challenges such as:

•	selection and availability of suitable markets;
•	finding qualified franchisees in these markets who are interested in opening franchises on terms that are favorable to us;
•	increasing our local brand awareness in new markets;
•	attracting and training of qualified local agents; and
•	general economic and business conditions.

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

We have sold regional master franchises in the U.S. and Canada and have sold and continue to sell regional master franchises in our global locations outside of Canada. While we are pursuing a strategy to reacquire select regional franchise rights in a number of regions in the U.S. and Canada, we still rely on independent regional master franchises in Independent Regions, and in all regions located outside the U.S. and Canada. We derive only a limited portion of our revenue directly from master franchises. However, we depend on Independent Regions, which have the exclusive right to grant franchises within a particular region, to successfully develop or expand within their respective regions and to monitor franchisees’ use of our brand. The failure of any of these Independent Region owners to do these things, or the termination of an agreement with a regional master franchisee could delay the development of a particular franchised area, interrupt the operation of our brand in a particular market or markets while we seek alternative methods to develop our franchises in the area, and weaken our brand image. Such an event could result in lower revenue for us, which would adversely impact our business and results of operations.

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

Franchise Arrangement Termination. Each franchise arrangement is subject to termination by us as the franchisor in the event of a default, generally after expiration of applicable cure periods, although under certain circumstances a franchise arrangement may be terminated by us upon notice without an opportunity to cure. The default provisions under the franchise arrangements are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten the licensed intellectual property.

Franchise Nonrenewal.  Each franchise agreement has an expiration date. Upon the expiration of the franchise arrangement, we or the franchisee may or may not elect to renew the franchise arrangement. If the franchisee arrangement is renewed, such renewal is generally contingent on the franchisee’s execution of the then-current form of franchise arrangement (which may include terms the franchisee deems to be more onerous than the prior franchise agreement), the satisfaction of certain conditions and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise arrangement will terminate upon expiration of the term of the franchise arrangement.

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

The real estate business of our franchisees is highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

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

Our franchisees (other than in commercial brokerage transactions) must comply with RESPA. RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. Pursuant to the Dodd-Frank Act, administration of RESPA has been moved from the Department of Housing and Urban Development (“HUD”) to the Consumer Financial Protection Bureau (“CFPB”). The CFPB’s interpretation or application of RESPA may differ from HUD’s, particularly with respect to a range of informal interpretations that HUD staff provided over many years; that possibility presents an increased regulatory risk.

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

We, or our franchisees, are also subject to various other rules and regulations such as:

•	the Gramm-Leach-Bliley Act, which governs the disclosure and safeguarding of consumer financial information;
•	various state and federal privacy laws protecting consumer data;
•	the USA PATRIOT Act;
•	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;
•	federal and state “Do Not Call,” “Do Not Fax,” and “Do Not E-Mail” laws;
•	the Fair Housing Act;
•	laws and regulations, including the Foreign Corrupt Practices Act, that impose sanctions on improper payments;
•	laws and regulations in jurisdictions outside the U.S. in which we do business;
•	state and federal employment laws and regulations, including any changes that would require reclassification of independent contractors to employee status, and wage and hour regulations;
•	increases in state, local or federal taxes that could diminish profitability or liquidity; and
•	consumer fraud statutes.

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

Most of our domestic and global regional franchisees self-report their agent counts, agent commissions and fees due to us, and we have limited tools to validate or verify these reports and a few of our domestic and global master franchise agreements do not contain audit rights. This could impact our ability to collect revenue owed to us by our Independent Regions, franchisees, and agents, and could affect our ability to forecast our performance accurately.

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

Although our global operations provide a relatively small portion of our revenue, they are subject to risks not generally experienced by our U.S. operations. The risks involved in our global operations and relationships could result in losses against which we are not insured and therefore affect our profitability. These risks include:

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

Our global operations outside Canada generally generate substantially lower average revenue per agent than our U.S. and Canadian operations.

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

We recognize the need for, and continue to develop business continuity and document retention plans that would allow us to be operational despite casualties or unforeseen events impacting our corporate headquarters. If we encounter difficulties or disasters at our corporate headquarters and our business continuity and document retention plans are not adequate, our operations and information may not be available in a timely manner, or at all, and this would have a material adverse effect on our business.

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

We may be unable to obtain approval of independent regional owners to fund network wide advertising and promotional initiatives.

Regional RE/MAX master franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business and how best to promote the RE/MAX brand on a national or network-wide basis. Both Company-owned and Independent Regions in the U.S. concentrate advertising expenditures with our respective regional advertising funds. Our focus on regional and local advertising in the U.S. may fail to leverage franchisee contributions to achieve maximum group purchasing power in our media buys, having an adverse impact on our business and results of operation in future periods. To the extent that the advertising funds in Independent Regions choose not to contribute to national or pan-regional creative development and media purchases, this may reduce economies of scale in the purchase of advertising, or may result in different marketing messages being associated with the RE/MAX brand in different areas of the country.  If Independent Regions and their advertising funds choose not to invest in common technology platforms, this likewise may reduce economies of scale and may result in fragmented web presences for the RE/MAX brand in various areas of the country and less web traffic to remax.com, resulting in fewer leads to RE/MAX agents, potentially affecting our results of operations.

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

Our new information technology infrastructure for certain key aspects of our internal operations may take more time to integrate than we expected.

In 2016, we implemented a new information technology infrastructure for certain key aspects of our operations. The systems may not perform as desired or we may experience cost overages, delays, or other factors that may distract our management from our business, which could have an adverse impact on our results of operations.

Further, we may not be able to obtain future new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, and we may not be able to devote financial resources to new technologies and systems in the future.

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

We rely on traffic to our websites, including our flagship website, remax.com, directed from search engines like Google and Bing. If our websites fail to rank prominently in unpaid search results, traffic to our websites could decline and our business could be adversely affected.

Our success depends in part on our ability to attract home buyers and sellers to our websites, including our flagship website, remax.com, through unpaid Internet search results on search engines like Google and Bing. The number of users we attract from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, such as changes in ranking algorithms, many of which are not under our direct control, and they may change frequently. In addition, our website faces increasing competition for audience from real estate portal websites, such as Zillow, Trulia and Realtor.com. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites could adversely impact our business and results of operations.

Any disruption or reduction in our information technology capabilities or websites or other threats to our cybersecurity or the physical security of our business records could harm our business.

Our information technologies and systems and those of our third-party hosted services are vulnerable to breach, damage or interruption from various causes, including: (i) natural disasters, war and acts of terrorism, (ii) power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events and (iii) computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security. Our physical filing systems are vulnerable to security breaches or damage from a variety of possible causes. We may not be able to prevent a disruption to or a material adverse effect on our business or operations in the event of a disaster, theft of data or other business interruption. Any extended interruption in our technologies or systems, significant breach or damage of electronic or physical files could significantly curtail our ability to conduct our business and generate revenue or could expose us to liability for improper handling of personally identifiable information. Additionally, our business interruption insurance may be insufficient to compensate us for losses that may occur.

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

Many of the risks relating to our website operations are beyond our control.

We are new to the mortgage brokerage industry, which, along with the intense competition within the industry, may hinder our efforts to establish and grow our new mortgage brokerage franchising business, Motto Mortgage.

We are pursuing a growth strategy to offer and sell residential mortgage brokerage franchises in the U.S under the “Motto Mortgage” brand and trademarks. Our investments in the new Motto business included the cost of our acquisition of certain assets of Full House Mortgage Connection, Inc. (“Full House”) and initial funding for the business. We lack operating experience in the mortgage brokerage industry. Our strategy hinges on our ability to recruit franchisees and loan originators, to develop and maintain strong competencies within the mortgage brokerage market, on favorable conditions in the related regulatory environment and on our success in developing a strong, respected brand. We may fail to understand, interpret, implement and/or train franchisees adequately concerning compliance requirements related to the mortgage brokerage industry or the relationship between us and our franchisees, any of which failures could subject us or our franchisees to adverse actions from regulators. Motto Franchising, LLC, may also have regulatory obligations arising from its relationship with Motto franchisees; we may fail to comply with those obligations, and that failure could also subject us to adverse actions from regulators. As a start-up, the Motto Mortgage brand’s initial lack of brand recognition, may hamper franchise sales efforts. We may experience impairment of acquired assets and/or potential unknown liabilities associated with the acquisition of the business of Full House. This venture could divert resources, including the time and attention of management and other key employees, from our RE/MAX business, and a prolonged diversion could negatively impact operating results. In addition, residential mortgage brokerage is a highly competitive industry and Motto will suffer if we are unable to attract franchisees, which will adversely affect Motto’s growth, operations and profitability.

The terms of RE/MAX, LLC’s senior secured credit facility restrict the current and future operations of RMCO, RE/MAX, LLC and their subsidiaries.

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

In addition, so long as any revolving loans are outstanding under the senior secured credit facility, RE/MAX, LLC is required to maintain specified financial ratios. As of December 31, 2016, there were no outstanding revolving loans.

The ability to comply with the covenants and other terms of the senior secured credit facility will depend on the future operating performance of RE/MAX, LLC and its subsidiaries. If RE/MAX, LLC fails to comply with such covenants and terms, it would be required to obtain waivers from the lenders or agree with the lenders to an amendment of the facility’s terms to maintain compliance under the facility. If RE/MAX, LLC is unable to obtain any necessary waivers or amendments and the debt under our senior secured credit facility is accelerated or the lenders obtain other remedies, it would likely have a material adverse effect on our financial condition and future operating performance.

We have significant debt service obligations and may incur additional indebtedness in the future.

We have significant debt service obligations, including principal, interest and commitment fee payments due quarterly pursuant to RE/MAX, LLC’s senior secured credit facility. Our currently existing indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue additional equity to obtain necessary funds. We do not know whether we would be able to take such actions on a timely basis, on terms satisfactory to us, or at all. Future indebtedness may impose additional restrictions on us, which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Our level of indebtedness has important consequences to you and your investment in our Class A common stock.

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

As of December 31, 2016, $232.9 million in term loans were outstanding under our senior secured credit facility, net of an unamortized discount, which was at variable rates of interest, thereby exposing us to interest rate risk. We currently do not engage in any interest rate hedging activity. As such, if interest rates increase, our debt service obligations on our outstanding indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease.

Our operating results are subject to quarterly fluctuations, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.

Historically, we have realized, and expect to continue to realize, lower Adjusted EBITDA margins in the first and fourth quarters due primarily to the impact of lower broker fees and other revenue primarily as a result of lower overall home sale transactions, and higher selling, operating and administrative expenses in the first quarter for expenses incurred in connection with our annual convention. Accordingly, our results of operations may fluctuate on a quarterly basis, which would cause period to period comparisons of our operating results to not be necessarily meaningful and cannot be relied upon as indicators of future annual performance.

Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have a material adverse effect on our financial performance and results of operations.

Generally accepted accounting principles in the U.S. (“U.S. GAAP”) and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as revenue recognition, accounting for leases, equity-based compensation, asset impairments, valuation reserves, income taxes and fair value accounting, are highly complex and involve many subjective assumptions, estimates and judgments made by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments made by management could significantly change our reported results.

Risks Related to Our Organizational Structure

RIHI, Inc. (“RIHI”) has substantial control over us including over decisions that require the approval of stockholders, and its interest in our business may conflict with yours.

RIHI, an entity controlled by David Liniger, our Chief Executive Officer, Chairman and Co-Founder, and Gail Liniger, our Vice-Chair and Co-Founder, respectively, holds a majority of the combined voting power of our capital stock through its ownership of 100% of our outstanding Class B common stock. Additionally, the shares of Class B common stock entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings that is equal to two times the aggregate number of common units of RMCO held by such holder, and unless certain events occur, may continue to do so until October 7, 2018.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Management has concluded that our internal controls over financial reporting were effective as of December 31, 2016. However, if we identify one or more material weaknesses in our financial reporting in the future, we will be unable to assert that our internal controls over financial reporting are effective. Further, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting. Therefore, even if our management concludes in the future that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls.

If material weaknesses or other deficiencies are identified in the future, or if we fail to fully maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could require a restatement, cause investors to lose confidence in our financial information or cause our stock price to decline.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting, insurance and other expenses, and our management and other personnel devote a substantial amount of time to compliance initiatives resulting from operating as a public company. We anticipate that these costs and compliance initiatives will increase as a result of the Company having ceased to be an “emerging growth company,” as defined in the JOBS Act, as of December 31, 2016. In particular, because we no longer qualify as an “emerging growth company,” we are required to include in our Annual Report on Form 10-K for the year ended December 31, 2016, an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. In addition, we have previously taken advantage of the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions.

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

In connection with our IPO, we entered into tax receivable agreements with our historical owners. After one of these historical owners assigned its interest in its tax receivable agreement, these tax receivable agreements are now held by RIHI and Oberndorf Investments LLC (“Oberndorf” and together, the “TRA Parties”). The amount of the cash payments that we may be required to make under the tax receivable agreements could be significant and will depend, in part, upon facts and circumstances that are beyond our control.

The amount of our obligations pursuant to the tax receivable agreement with RIHI will depend, in part, upon the occurrence of future events, including any redemptions by RIHI of its ownership interest in RMCO.  In general, future redemptions by RIHI will increase our tax receivable agreement obligations to RIHI.    Payments under the tax receivable agreements are anticipated to be made, on an annual basis. Any payments made by us to the TRA Parties under the tax receivable agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent we are unable to make timely payments under the tax receivable agreements for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Furthermore, our future obligation to make payments under the tax receivable agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the tax receivable agreements. The payments under the tax receivable agreement with RIHI are not conditioned upon RIHI maintaining a continued ownership interest in either RMCO or us, and payments under the tax receivable agreement with Oberndorf are not conditioned upon Oberndorf holding any ownership interest in either RMCO or us.

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

As of December 31, 2016, we had an aggregate of 149,787,852 shares of Class A common stock authorized but unissued, including 12,559,600 shares of Class A common stock issuable upon redemption of RMCO common units that are held by RIHI. In connection with our IPO, RMCO entered into the New RMCO, LLC agreement, and subject to certain restrictions set forth therein, RIHI is entitled to potentially redeem the RMCO common units it holds for an aggregate of up to 12,559,600 shares of our Class A common stock, subject to customary adjustments. We also have entered into a registration rights agreement pursuant to which the shares of Class A common stock issued upon such redemption are eligible for resale, subject to certain limitations set forth therein.

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

Our certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. This could include issuances as compensation pursuant to our 2013 Omnibus Incentive Plan, in connection with acquisitions (either by issuing shares to raise funds for such an acquisition, or by issuing shares to the seller of the acquired business) or to raise capital for other purposes.  Any Class A common stock that we issue, including under our 2013 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who own Class A common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in leased offices in Denver, Colorado. The lease consists of approximately 231,000 square feet and expires in April 2028. As of December 31, 2015, our Company-owned real estate brokerage business leased approximately 23,000 square feet, respectively, of office space in the U.S. under three leases. These offices are mainly located in shopping centers and small office parks, generally with lease terms of one to 10 years. As discussed in Note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we sold certain operating assets and liabilities related to 21 Company-owned real estate brokerage offices during 2015 and the first quarter of 2016.  In connection with these sales, we assigned the related operating leases to the respective purchasers. We believe that all of our properties and facilities are well maintained.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Class A common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “RMAX” on October 2, 2013. Prior to that date, there was no public trading market for shares of our Class A common stock. As of February 15, 2017, we had 22 stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc. (“RIHI”), and there is no public market for these shares.

The following table shows the highest and lowest prices paid per share for our Class A common stock as well as dividends declared per share during the calendar quarter indicated below for the years ended December 31, 2016 and 2015.

	Class A Common Stock		Dividends
	Market Price		Declared
	Highest	Lowest	per Share
2016
First quarter	$36.54	$30.54	$0.1500
Second quarter	42.25	34.53	0.1500
Third quarter	44.33	39.47	0.1500
Fourth quarter	56.40	41.67	0.1500

2015
First quarter	$38.62	$32.09	$1.6250
Second quarter	35.51	33.01	0.1250
Third quarter	39.46	34.72	0.1250
Fourth quarter	43.11	34.58	0.1250

During 2016, our Board of Directors declared quarterly cash dividends of $0.15 per share of Class A common stock, which were paid on March 23, 2016, June 2, 2016, August 31, 2016 and December 1, 2016.  During 2015, our Board of Directors declared quarterly cash dividends of $0.125 per share of Class A common stock, which were paid on April 8, 2015, June 4, 2015, September 3, 2015 and November 27, 2015.  Additionally, our Board of Directors declared a special cash dividend of $1.50 per share of Class A common stock during the first quarter of 2015, which was paid on April 8, 2015. On February 22, 2017, our Board of Directors declared a quarterly cash dividend of $0.18 per share on all outstanding shares of Class A common stock, which is payable on March 22, 2017 to stockholders of record at the close of business on March 8, 2017. We intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis. Whether we do so, however, and the timing and amount of those dividends will be subject to approval and declaration by our Board of Directors and will depend on a variety of factors, including the financial results and cash flows of RMCO, LLC and its consolidated subsidiaries (“RMCO”), distributions we receive from RMCO, our financial results, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. All dividends declared and paid will not be cumulative.

Performance Graph

The following graph and table depict the total return to stockholders from October 2, 2013 (the date our Class A common stock began trading on the NYSE) through December 31, 2016, relative to the performance of the S&P 500 Index, Russell 2000 (Total Return) Index and a peer group of real estate and franchise related companies. The graph and table assume $100 invested at the closing price of $27.00 on October 2, 2013 (rather than the IPO price of $22.00 per share) and that all dividends were reinvested.

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

Other franchise and real estate related companies include the following: Realogy Holding Corp., Dunkin’ Brands Group Inc., Domino’s Pizza Inc., Yum! Brands Inc., Choice Hotels International Inc., Marriott International Inc., CBRE Group Inc. and Jones Lang LaSalle Inc. For purposes of the chart and table, the companies in this peer group are weighted according to their market capitalization.

	October 2, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
RE/MAX Holdings, Inc.	$100.00	$118.78	$127.94	$147.85	$225.31
Other franchise and real estate related companies	100.00	110.46	137.23	133.28	163.62
S&P 500 Index	100.00	109.12	121.55	120.67	132.17
Russell 2000 (Total Return) Index	100.00	107.83	113.11	108.12	131.16

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial results and other data as of the dates and for the periods indicated. The selected consolidated statements of income data for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheets data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statements of income data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheets data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

After the completion of our initial public offering on October 7, 2013, RE/MAX Holdings, Inc. (“RE/MAX Holdings”) owned 39.56% of the common membership units in RMCO, LLC and its consolidated subsidiaries (“RMCO”) and as of December 31, 2016, RE/MAX Holdings owns 58.43% of the common membership units in RMCO. RE/MAX Holdings’ economic interest in RMCO increased primarily due to the issuance of shares of Class A common stock as a result of RIHI’s redemption of 5,175,000 common units in RMCO during the fourth quarter of 2015 (the “Secondary Offering”). RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO. As a result, RE/MAX Holdings consolidates the financial condition and results of operations of RMCO, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented.  Our selected historical financial data does not reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone public company during those periods.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts and agent data)
Total revenue:
Continuing franchise fees	$81,197	$73,750	$72,706	$64,465	$56,350
Annual dues	32,653	31,758	30,726	29,524	28,909
Broker fees	37,209	32,334	28,685	24,811	19,579
Franchise sales and other franchise revenue	25,131	25,468	23,440	23,574	22,629
Brokerage revenue	112	13,558	15,427	16,488	16,210
Total revenue	176,302	176,868	170,984	158,862	143,677
Operating expenses:
Selling, operating and administrative expenses	87,629	90,986	91,847	96,243	84,337
Depreciation and amortization	16,094	15,124	15,316	15,166	12,090
Loss (gain) on sale or disposition of assets, net	178	(3,397)	(14)	373	1,704
Total operating expenses	103,901	102,713	107,149	111,782	98,131
Operating income	72,401	74,155	63,835	47,080	45,546
Other expenses, net:
Interest expense	(8,596)	(10,413)	(9,295)	(14,647)	(11,686)
Interest income	160	178	313	321	286
Foreign currency transaction (losses) gains	(86)	(1,661)	(1,348)	(764)	208
Loss on early extinguishment of debt	(796)	(94)	(178)	(1,798)	(136)
Equity in earnings of investees	—	1,215	600	904	1,244
Total other expenses, net	(9,318)	(10,775)	(9,908)	(15,984)	(10,084)
Income before provision for income taxes	63,083	63,380	53,927	31,096	35,462
Provision for income taxes	(15,273)	(12,030)	(9,948)	(2,844)	(2,138)
Net income	47,810	51,350	43,979	28,252	33,324
Less: net income attributable to non-controlling interests	25,073	34,695	30,543	26,746	33,324
Net income attributable to RE/MAX Holdings, Inc.	$22,737	$16,655	$13,436	$1,506	$—
Earnings Per Share Data:
Basic (1)	$1.29	$1.31	$1.16	$0.13
Diluted (1)	$1.29	$1.30	$1.10	$0.12
Other Data:
Agent count at period end (unaudited)	111,915	104,826	98,010	93,228	89,008
Cash dividends declared per share of Class A common stock	$0.60	$2.00	$0.25	$—	$—

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

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)

Cash	$57,609	$110,212	$107,199	$88,375	$68,501
Franchise agreements, net	$109,140	$61,939	$75,505	$89,071	$78,338
Goodwill	$126,633	$71,871	$72,463	$72,781	$71,039
Total assets	$437,153	$383,786	$356,431	$350,470	$248,486
Payable pursuant to tax receivable agreements, including current portion	$98,809	$100,035	$67,418	$68,840	$—
Long-term debt, including current portion	$230,820	$200,357	$209,777	$226,051	$229,396
Redeemable preferred units	$—	$—	$—	$—	$78,400
Total stockholders' equity/members' deficit	$60,709	$39,414	$39,283	$15,539	$(96,769)

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

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of RE/MAX Holdings, Inc. (“RE/MAX Holdings”) and its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “us”), including RMCO, LLC. (“RMCO”).

Business Overview

We are one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand and mortgage brokerages within the U.S. under the Motto Mortgage brand. RE/MAX, founded in 1973, has over 110,000 agents operating in over 7,000 offices and a presence in more than 100 countries and territories.  RE/MAX has held the number one market share in residential real estate in the U.S. and Canada since 1999 as measured by total residential transaction sides completed by our agents. The RE/MAX brand has the highest level of unaided brand awareness in real estate in the U.S. and Canada according to a 2016 consumer survey conducted by MMR Strategy Group, and our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world. Motto Mortgage (“Motto”), founded in 2016, is the first mortgage brokerage franchise offering in the U.S.

RE/MAX

The RE/MAX strategy is to recruit and retain the best agents and sell franchises.  The RE/MAX brand is built on the strength of its global franchise network, which is designed to attract and retain high quality, top performing agents by maximizing their opportunity to retain a larger portion of their commissions.  We believe that our agents are substantially more productive than the industry average. We consider agent count to be a key measure of our business performance as the majority of our revenue—approximately 65% in 2016—is derived from fixed, contractual fees and dues paid to us based on the number of agents in our franchise network.

RE/MAX generates approximately 95% of its revenue from its operations in the U.S. and Canada, primarily from five sources: (i) continuing franchise fees which are fixed contractual fees paid monthly by regional franchise owners in Independent Regions or franchisees in Company-owned Regions based on the number of agents employed in the franchise region or the franchisee’s office; (ii) annual dues which are membership fees that agents pay directly to RE/MAX to be a part of the RE/MAX network and use the RE/MAX brand; (iii) fees which are assessed to the broker against real estate commissions paid by customers when an agent sells a home for which the broker then pays to us is 1% of the total commission on the transaction—what we refer to as broker fees—; (iv) franchise fees stemming from sales and renewals of individual franchises; and (v) other franchise revenue which includes revenue from preferred marketing arrangements and approved supplier programs, as well as event-based revenue from training and other programs, including our annual conventions in the U.S.

RE/MAX franchisees fund the cost of developing their brokerages, which allows us to grow the RE/MAX network with lower capital requirements.  Combined with consistent revenue from fixed, contractual fees and dues based on agent count, the RE/MAX business model can yield strong returns and significant cash flow.  RE/MAX is 100% franchised—we do not own any of our brokerages—which allows us to capitalize on the economic benefits of the attractive franchise business model.

RE/MAX franchisees profit by attracting and retaining the most-productive real estate agents.  In our markets outside the U.S. and Canada, we grant geographical rights to the RE/MAX® brand to master franchisees. These master franchisees are charged with developing RE/MAX in their geographical area, and they may profit by sub-franchising certain regions within the area, as well as by franchising individual real estate brokerages.

Motto Mortgage

In October 2016, we launched Motto Mortgage, the first mortgage brokerage franchise offering in the U.S.   The Motto concept offers real estate brokers accessibility to the complementary mortgage brokerage business and a model designed to help Motto franchise owners comply with all relevant mortgage regulations.  Motto offers potential homebuyers the opportunity to find both real estate agents and independent Motto loan originators at offices in one location.  Further, Motto loan originators provide home buyers with financing choices by providing access to a variety of loan options from multiple leading wholesalers. Motto franchisees are mortgage brokers and not mortgage bankers; as a result, they will not underwrite any loans.  Likewise, we franchise the Motto system and are not lenders or brokers.

Motto will generate revenue for us primarily from three sources: (i) franchise fees stemming from sales and renewals of individual franchises, (ii) continuing franchise fees which are fixed contractual fees paid monthly by the broker for being a part of the Motto network and for use of the Motto brand, and (iii) additional fees paid monthly by the broker for access to high quality technology products and services.  Initially, Motto franchisees will not pay continuing franchise fees as new franchisees will focus on opening offices and recruiting loan originators.  Motto franchisees will start paying a fraction of their monthly fees beginning three months after attending training, ultimately scaling to the full set of fees after the franchise has been operational for twelve months.  Due to the fourth quarter 2016 launch of Motto, minimal revenue was recognized in 2016.

Motto franchisees will fund the cost of developing their brokerages, which will allow us to grow the Motto network with relatively low capital requirements.  Although we will have employees dedicated to our Motto business, we will also leverage our existing shared services franchising infrastructure.  As additional Motto franchises are sold and franchisees begin paying their monthly fees, we expect the business to yield positive returns and cash flow over time.

Motto franchisees should profit by attracting and retaining high-quality, highly productive loan officers who provide superior client service and value.  We will not be compensated based on the volume of loans completed by a franchise; rather, the franchisee retains all upside in the quantity of loans completed by a given Motto loan originator or franchise.

Financial and Operational Highlights – Year Ended December 31, 2016

(Compared to year ended December 31, 2015 unless otherwise noted)

•	Total agent count grew by 6.8% to 111,915 agents
•	U.S. and Canada combined agent count increased 3.5% to 82,402 agents
•	Acquired the master franchise rights to six Independent Regions in the U.S.
•	Launched Motto franchise on October 25, 2016
•	Revenue of $176.3 million, down 0.3% from the prior-year; revenue would have increased 6.9% after adjusting for the sale of our owned brokerage offices
•	Operating income decreased $1.8 million and 2.4%
•	Net income attributable to RE/MAX Holdings, Inc. increased $6.1 million and 36.5%
•	Adjusted EBITDA of $94.6 million and Adjusted EBITDA margin of 53.7%
•	Refinanced our credit agreement entered into on July 31, 2013 (“2013 Senior Secured Credit Facility”) on December 15, 2016

During 2016, we grew our business organically through agent increases and franchise sales, supplemented by strategic acquisitions and the launch of a second brand, Motto Mortgage.  We also strategically disposed of our three remaining owned brokerages early in the year.  RE/MAX is now a 100%-franchised business.  We grew our network agent count 6.8% and our U.S. and Canadian agent count by 3.5%, and we sold 903 RE/MAX franchises worldwide and 335 franchises in the U.S. and Canada combined.

In addition, we focused on growth catalysts by acquiring Independent Regions and businesses within our core competencies of franchising and real estate.  We successfully acquired six Independent Regions (New York, Alaska, New Jersey, Georgia, Kentucky/Tennessee and Southern Ohio, collectively, the “2016 Acquired Regions”) for an aggregate purchase price of $105.4 million.  The 2016 Acquired Regions converted more than 8,000 agents and almost 500 offices into the Company-owned Regions.  We also acquired the concept behind Motto along with certain assets from a third-party mortgage brokerage franchisor, Full House Mortgage Connection, Inc., (“Full House”) for $8.0 million plus certain future contingent royalty payments.

Concurrent with our acquisitions, we reinvested in our business to enhance the value proposition to our network.  We continued our Momentum broker and agent development program, launched the new www.remax.com website and introduced our Office and Agent Portal.  Our new website features a fresh, dynamic design, an improved search and mobile experience, and personalized features for consumers coupled with increased calls-to-action to improve lead generation for our agents. The new Office and Agent Portal streamlines operations for our franchisees and simplifies reporting from our franchisees to us.  In recognition of the increase in value we offer to our network, on July 1, 2016 we modestly increased the monthly continuing franchise fees paid by franchisees to us to be a part of the RE/MAX network.  We believe that our 2016 growth catalysts will contribute to our future organic growth in Company-owned Regions and strengthen our brand in the future.

In December 2016, we refinanced our 2013 Senior Secured Credit Facility, referred to herein as the “2016 Senior Secured Credit Facility,” in order to take advantage of favorable market conditions and to provide us with enhanced flexibility to pursue the future execution of our growth strategy.  Proceeds from our 2016 Senior Secured Credit Facility were used to repay existing indebtness and fund the multi-territory region covering Georgia, Kentucky/Tennessee and Southern Ohio.

Financial and Operational Highlights – Year Ended December 31, 2015

(Compared to year ended December 31, 2014 unless otherwise noted)

•	Total agent count grew by 7.0% to 104,826 agents
•	U.S. and Canada combined agent count increased 4.5% to 79,586 agents
•	Revenue grew by 3.4% to $176.9 million
•	Operating income increased $10.3 million and 16.2%
•	Net income attributable to RE/MAX Holdings, Inc. increased $3.2 million and 24.0%.
•	Adjusted EBITDA of $91.4 million and Adjusted EBITDA margin of 51.7%
•	Strengthening U.S. dollar negatively impacted pre-tax income by $5.3 million on a constant currency basis

During 2015, we focused on helping our franchisees recruit quality agents and emphasized franchise sales.  We grew our total agent count 7.0% and our U.S. and Canadian agent count by 4.5%.  We sold 929 RE/MAX franchises across the globe, an increase of 23.5% over 2014. We also continued our commitment to reinvesting in our business, focusing on our top priorities of training and technology. Through our Momentum broker and agent development program, we helped shift the mindset of many of our brokers from expense management to profitable and sustainable growth of their businesses through a renewed focus on recruiting and developing quality agents.  From a technology perspective, we invested in our new website and other critical technology infrastructure projects.   Lastly, demonstrating our commitment to the franchise model and in accordance with our strategic objectives, we sold six of our owned brokerages in April 2015 and 12 of our owned brokerages in December 2015 to independently owned, successful RE/MAX franchisees.

Selected Operating and Financial Highlights

For comparability purposes, the following tables set forth our agent count and results of operations for the periods presented in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The period-to-period comparison of agent count, franchise sales and financial results is not necessarily indicative of future performance.

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except percentages, agent data and franchise sales)
Networkwide agent count growth	6.8%	7.0%	5.1%

Agent Count:
U.S.	61,730	59,918	57,105
Canada	20,672	19,668	19,040
U.S. and Canada Total	82,402	79,586	76,145
Outside U.S. and Canada	29,513	25,240	21,865
Total	111,915	104,826	98,010

Franchise sales	903	929	752

Total revenue	$176,302	$176,868	$170,984
Total selling, operating and administrative expenses	$87,629	$90,986	$91,847
Total operating income	$72,401	$74,155	$63,835
Net income attributable to RE/MAX Holdings, Inc.	$22,737	$16,655	$13,436
Adjusted EBITDA(1)	$94,647	$91,401	$83,805
Adjusted EBITDA margin(1)	53.7%	51.7%	49.0%

(1)

See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable GAAP measure for operating performance.  Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Revenue

A summary of the components of our revenue for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$81,197	$73,750	$7,447	10.1%
Annual dues	32,653	31,758	895	2.8%
Broker fees	37,209	32,334	4,875	15.1%
Franchise sales and other franchise revenue	25,131	25,468	(337)	(1.3)%
Brokerage revenue	112	13,558	(13,446)	(99.2)%
Total revenue	$176,302	$176,868	$(566)	(0.3)%

Consolidated revenue decreased primarily due to the sale of our owned brokerages and would have increased $11.3 million or 6.9%, after adjusting for these sales. Organic growth increased revenue 5.3%, and the acquisitions of the 2016 Acquired Regions added $2.7 million or 1.5%. The sale of our owned brokerages negatively impacted revenue by $11.9 million or 6.7% and the strengthening of the U.S. dollar also reduced revenue by $0.8 million or 0.4%.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of the following:

•	an increase of $4.5 million due to agent count growth in the U.S. and Canada and increases in our aggregate fee revenue per agent;
•	contributions from the 2016 Acquired Regions that increased continuing franchise fees $1.5 million; and
•	an increase of $1.1 million as a result of a July 1, 2016 rate increase in our Company-owned Regions in the U.S.

These increases were partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar.

Annual Dues

Revenue from annual dues increased due to the overall increase in total agent count,  partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar.

Broker Fees

Revenue from broker fees increased $3.8 million due to organic growth primarily from increased agent count in the U.S. and Canada.  The 2016 Acquired Regions increased broker fees by $0.9 million.  The aforementioned increases were partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue decreased primarily due to a reduction in franchise sales outside the U.S. and Canada offset by increases from the 2016 Acquired Regions.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents, decreased due to the dispositions of such brokerages.

Operating Expenses

A summary of the components of our operating expenses for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$87,629	$90,986	$(3,357)	(3.7)%
Depreciation and amortization	16,094	15,124	970	6.4%
Loss (gain) on sale or disposition of assets, net	178	(3,397)	3,575	(105.2)%
Total operating expenses	$103,901	$102,713	$1,188	1.2%
Percent of revenue	58.9%	58.1%

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses primarily consisted of personnel costs, professional fee expenses, rent and related facility operations expense and other expenses, certain marketing and production costs that are not paid by our related party advertising funds, including travel and entertainment costs, costs associated with our annual conventions in the U.S. and other events. A summary of the components of our selling, operating and administrative expenses for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$42,354	$43,742	$(1,388)	(3.2)%
Professional fees	13,311	9,361	3,950	42.2%
Rent and related facility operations	8,673	11,963	(3,290)	(27.5)%
Other	23,291	25,920	(2,629)	(10.1)%
Total selling, operating and administrative expenses	$87,629	$90,986	$(3,357)	(3.7)%
Percent of revenue	49.7%	51.4%

Total selling, operating and administrative expenses decreased as follows:

•

Personnel costs decreased $4.9 million due to a reduction in overall headcount as a result of the dispositions of our owned brokerages, partially offset by personnel investments to support Motto and the 2016 Acquired Regions and increases in general personnel costs and benefit related expenses.

•

Professional fees increased primarily due to $2.1 million in costs incurred in connection with the 2016 Senior Secured Credit Facility and $1.8 million in costs incurred related to the acquisition of the 2016 Acquired Regions and the launch of Motto.

•	Rent and related facility operations expense decreased primarily due to the sale of our owned brokerages.
•

Other selling, operating and administrative expenses decreased primarily due to the sale of our owned brokerages and expenses associated with a $2.7 million litigation judgment in 2015 related to our acquisition of the net assets of HBN, Inc. (“HBN”), partially offset by an increase in bad debt expense in 2016 related to a preferred marketing arrangement.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to the increase in amortization expense related to the franchise agreements acquired with the acquisition of the 2016 Acquired Regions.

Loss (gain) on Sale or Disposition of Assets, Net

The decrease in the loss (gain) on sale or disposition of assets, net is due to the gains recognized for the dispositions of eighteen owned brokerages during 2015, offset by the loss recognized for the sale of the remaining three owned brokerages during the first quarter of 2016.

Other Expenses, Net

A summary of the components of our other expenses, net for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,		Change
	2016	2015	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(8,596)	$(10,413)	$1,817	(17.4)%
Interest income	160	178	(18)	(10.1)%
Foreign currency transaction losses	(86)	(1,661)	1,575	(94.8)%
Loss on early extinguishment of debt	(796)	(94)	(702)	746.8%
Equity in earnings of investees	—	1,215	(1,215)	(100.0)%
Total other expenses, net	$(9,318)	$(10,775)	$1,457	(13.5)%
Percent of revenue	5.3%	6.1%

Other expenses, net decreased as follows:

•

Interest expense decreased primarily due to a reduction in principal balance on the 2013 Senior Secured Credit Facility as a result of the $12.7 million excess cash flow prepayment made on March 31, 2016.

•

Foreign currency transaction losses decreased primarily due to the reduction in cash held in foreign currencies subsequent to the repatriation of cash generated from our Canadian operations that began in February 2015.

•	Loss on early extinguishment of debt increased primarily due to the refinancing of our 2016 Senior Secured Credit Facility.
•	Equity in earnings of investees decreased due to no longer recognizing equity in earnings of investees in 2016 due to the disposition of one of our owned brokerages on December 31, 2015.

Provision for Income Taxes

The provision for income taxes increased $3.2 million primarily due to the redemption of 5,175,000 common units in exchange for shares of Class A common stock in the fourth quarter of 2015, which resulted in RE/MAX Holdings’ weighted average economic interest in RMCO increasing to 58.40% from 42.33% and due to the increase in RMCO’s income before the provision for income taxes.  As a result of these factors, our effective income tax rate increased to 24.2% for the year ended December 31, 2016 from 19.0% for the year ended December 31, 2015. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interest is not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state income tax rates.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, Inc. (“RIHI”), decreased $9.6 million primarily due to the redemption of 5,175,000 of common units in exchange for shares of Class A common stock by RIHI in the fourth quarter of 2015, which resulted in a decrease of the non-controlling unitholders weighted average economic interest in RMCO to 41.60%  for the year ended December 31, 2016 from 57.67% for the year ended December 31, 2015.  RMCO’s net income increased $0.1 million during the year ended December 31, 2016 over the prior period which also contributed to this decrease.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $94.6 million for the year ended December 31, 2016, an increase of $3.2 million from the comparable prior year period.  Adjusted EBITDA primarily increased due to agent count growth, contributions from the 2016 Acquired Regions and the positive impact from foreign currency transaction gains and losses driven primarily by the repatriation of cash generated from certain of our Canadian operations that we began in February 2015. These increases were offset by a decrease in Adjusted EBITDA from the sale of our owned brokerages, an increase in bad debt expense related to a preferred marketing arrangement and costs incurred in connection with the launch of Motto.

Year Ended December 31, 2015 vs. Year Ended December 31, 2014

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

Consolidated revenue increased primarily due to organic agent count growth and franchise sales, partially offset by the sale of six owned brokerage offices in April 2015 and the strengthening of the U.S. dollar compared to the Canadian dollar and the euro.

Continuing Franchise Fees

Revenue from continuing franchise fees increased $3.6 million due to agent count growth in the U.S. and Canada.  Organic revenue growth was partially offset by a decrease in our aggregate fee revenue per agent associated with recruiting incentives associated with our proprietary Momentum training program and the strengthening of the U.S. dollar compared to the Canadian dollar, both of which adversely impacted continuing franchise fees by $0.9 million and $1.8 million, respectively.

Annual Dues

Revenue from annual dues increased primarily from the overall increase in total agent count, partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar.

Broker Fees

Revenue from broker fees increased $4.6 million primarily due to increased agent count in the U.S. and Canada and home sales transaction activity, partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar, which negatively impacted broker fees by $0.5 million and the divestiture of our Caribbean and Central America region.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue increased primarily due to an increase in registration and other related income and an increase in the total number of office franchise sales in the U.S.

Brokerage Revenue

Brokerage revenue decreased due to the sale of six owned brokerage offices in April 2015, partially offset by an increase in management fee revenue recognized by our remaining owned brokerages.

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

Selling, operating and administrative expenses decreased as follows:

•

Personnel costs decreased primarily due to severance and other expenses in the fourth quarter of 2014 related to the retirement of our former CEO and a restructuring plan which aggregated $4.6 million, both of which reduced overall headcount.  The sale of six owned brokerages in April 2015 also contributed $0.9 million to the reduction in personnel expenses.  These decreases were partially offset by an increase in general personnel costs and benefit related expenses.

•

Professional fees increased $1.1 million primarily due to investments in our information technology infrastructure and expenses incurred in connection with the redemption of common units in exchange for shares of Class A common stock in the fourth quarter of 2015, offset by a reduction in legal fees.

•	Rent and related facility operations expense decreased primarily due to the sale of six owned brokerages in April 2015.
•

Other selling, operating and administrative expenses increased primarily due to a $2.7 million charge incurred in connection with a litigation judgment related to our acquisition of the net assets of HBN, partially offset by a decrease in other selling and marketing expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased from the prior period primarily due to a decrease in amortization expense related to software that became fully amortized.

Gain on Sale or Disposition of Assets, Net

The increase in the gain on sale or disposition of assets, net is due to the gains recognized for the dispositions of eighteen brokerages during the year ended December 31, 2015.

Other Expenses, Net

A summary of the components of our other expenses, net for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,		Change
	2015	2014	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(10,413)	$(9,295)	$(1,118)	12.0%
Interest income	178	313	(135)	(43.1)%
Foreign currency transaction losses	(1,661)	(1,348)	(313)	23.2%
Loss on early extinguishment of debt	(94)	(178)	84	(47.2)%
Equity in earnings of investees	1,215	600	615	102.5%
Total other expenses, net	$(10,775)	$(9,908)	$(867)	8.8%
Percent of revenue	6.1%	5.8%

Other expenses, net increased as follows:

•

Interest expense increased primarily due to $0.5 million of expenses incurred in connection with the amendment to our 2013 Senior Secured Credit Facility on March 11, 2015 and $0.5 million in interest accrued for the 2015 litigation judgment concerning our acquisition of the net assets of HBN.

•

Foreign currency transaction losses increased primarily due to the strengthening of the U.S. dollar against the Canadian dollar and an increase in cash held in Canadian dollars prior to the repatriation of cash generated from our Canadian operations that began in February 2015.

•	Equity in earnings of investees increased primarily as a result of increased mortgage refinancing activity at one of our owned brokerages that we divested on December 31, 2015.

Provision for Income Taxes

The provision for income taxes increased $2.1 million primarily due to an increase in the income before provision for income taxes during the year ended December 31, 2015 as our effective income tax rate remained relatively consistent at 19.0% and 18.4% during the years ended December 31, 2015 and 2014, respectively.

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

Adjusted EBITDA was $91.4 million for the year ended December 31, 2015, an increase of $7.6 million from the comparable prior year period. Adjusted EBITDA primarily increased due to an increase in revenue as a result of organic agent count growth, increase in other franchise revenue recognized from our annual convention and an increase in office franchise sales. These increases were partially offset by the sale of six owned brokerages in April 2015, the strengthening of the U.S. dollar compared to the Canadian dollar and an increase in selling, operating and administrative expenses.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, equity-based compensation incurred in connection with grants of RMCO common units prior to the IPO and fully vested restricted stock units granted in conjunction with the IPO, non-cash straight-line rent expense, professional fees and certain expenses incurred in connection with the IPO and subsequent secondary offerings, acquisition related expenses and severance related expenses. During the third quarter of 2014, we revised our definition of Adjusted EBITDA to eliminate the adjustment of equity-based compensation expense incurred for equity awards granted since the IPO, and Adjusted EBITDA in prior periods was revised to reflect this change for consistency of presentation.  During the fourth quarter of 2014, we revised our definition of Adjusted EBITDA to include an adjustment for severance related charges incurred during or after such quarter.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider Adjusted EBITDA either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	this measure does not reflect changes in, or cash requirements for, our working capital needs;
•	this measure does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	this measure does not reflect our income tax expense or the cash requirements to pay our taxes;
•	this measure does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•	this measure does not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
•	this measure does not reflect the cash requirements to pay RIHI and Oberndorf Investments LLC (“Oberndorf” and together, the “TRA Parties”) pursuant to the tax receivable agreements (“TRAs”);
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements; and

•	other companies may calculate this measure differently so they may not be comparable.

A reconciliation of Adjusted EBITDA to net income for our consolidated results for the periods presented is set forth in the following table:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)

Net income	$47,810	$51,350	$43,979
Depreciation and amortization	16,094	15,124	15,316
Interest expense	8,596	10,413	9,295
Interest income	(160)	(178)	(313)
Provision for income taxes	15,273	12,030	9,948
Gain on sale or disposition of assets and sublease (1)	(171)	(3,650)	(340)
Loss on early extinguishment of debt and debt modification expense(2)	2,893	94	178
Non-cash straight-line rent expense (3)	748	889	812
Public offering related expenses (4)	193	1,097	—
Severance related expenses (5)	1,472	1,482	4,617
Acquisition related expenses (6)	1,899	2,750	313
Adjusted EBITDA	$94,647	$91,401	$83,805

(1)	Represents (gains) losses on the sale or disposition of assets as well as the gains on the sublease of a portion of our corporate headquarters office building.
(2)

Represents losses incurred on early extinguishment of debt on our 2013 Senior Secured Credit Facility for each period presented as well as costs associated with the 2016 Senior Secured Credit Facility during the year ended December 31, 2016.

(3)	Represents the non-cash charge to appropriately record rent expense on a straight-line basis over the term of the lease agreement taking into consideration escalation in monthly cash payments.

(4)	Represents costs incurred for compliance services in the period performed in connection with the Secondary Offering.
(5)	Includes severance and other related expenses due to organization changes in our executive leadership.
(6)

Acquisition-related expenses include fees incurred in connection with our acquisitions of certain assets of HBN and Tails, Inc. (“Tails”) in October 2013, the 2016 Acquired Regions and the acquisition of Motto.  Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

Liquidity and Capital Resources

Overview of Factors Impacting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of agents in the RE/MAX network.  Our cash flows are primarily related to the timing of:

(i)cash receipt of revenues;

(ii)payment of selling, operating and administrative expenses;

(iii)cash consideration for acquisitions and acquisition-related expenses;

(iv)principal payments and related interest payments on our 2016 Senior Secured Credit Facility and 2013 Senior Secured Credit Facility;

(v)dividend payments to stockholders of our Class A common stock;

(vi)distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s fourth amended and restated limited liability company operating agreement (“the New RMCO, LLC Agreement”);

(vii)corporate tax payments paid by the Company; and

(viii)payments to the TRA Parties pursuant to the TRAs.

We have satisfied these needs primarily through our existing cash balances, cash generated by our operations and funds available under our 2016 Senior Secured Credit Facility and 2013 Senior Secured Credit Facility.

Financing Resources

On December 15, 2016, RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “2016 Senior Secured Credit Facility”), which amended and restated a prior credit agreement (the “2013 Senior Secured Credit Facility”).  The 2016 Senior Secured Credit Facility provides to RE/MAX, LLC $235.0 million in term loans and a $10.0 million revolving facility.  The proceeds provided by these term loans were used to refinance and repay existing indebtedness under the 2013 Senior Secured Credit Facility of $188.4 million and to help fund the acquisition of RE/MAX Regional Services.  See Note 5: Acquisitions and Dispositions to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the acquisition of RE/MAX Regional Services. In connection with the 2016 Senior Secured Credit Facility, the Company incurred costs of $3.5 million of which $1.4 million was recorded as unamortized debt issuance costs and is being amortized over the remaining term of the 2016 Senior Secured Credit Facility and the remaining $2.1 million was expensed as incurred.  See Note 9: Debt to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail.

The maturity date on all of the term loans under the 2016 Senior Secured Credit Facility is December 15, 2023.  Term loans are repaid in quarterly installments of $0.6 million with the balance due at maturity.  The quarterly installments will be reduced pro-rata by the amount of any excess cash flow principal payments made annually in accordance with the 2016 Senior Secured Credit Facility.  Term loans may be optionally repaid by RE/MAX, LLC at any time.  All amounts outstanding, if any, under the revolving line of credit must be repaid on December 15, 2021.

The 2016 Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the 2016 Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50.0% of excess cash flow at the end of the applicable fiscal year if RE/MAX, LLC’s total leverage ratio as defined in the 2016 Senior Secured Credit Facility is in excess of 3.25:1.00, with such percentage decreasing as RE/MAX, LLC’s leverage ratio decreases.  The 2013 Senior Secured Credit Facility required RE/MAX, LLC to repay term loans with 50% of excess cash flow at the end of the applicable year if its total leverage ratio as defined therein was in excess of 2.50:1.00, with such percentage decreasing as RE/MAX, LLC’s leverage ratio decreased.

The 2016 Senior Secured Credit Facility is guaranteed by RMCO and RE/MAX of Western Canada (1998), LLC, a wholly owned subsidiary of RE/MAX, LLC, and is secured by a lien on substantially all of the assets of RMCO, RE/MAX, LLC and each guarantor.

Borrowings under the term loans and revolving loans accrue interest, at our option on (a)  London Interbank Offered Rate (“LIBOR”), provided that LIBOR shall be no less than 0.75% plus a maximum applicable margin of 2.75% and, provided further, that LIBOR shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “Eurodollar Rate”) or (b) the greatest of (i) JPMorgan Chase Bank N.A.’s prime rate, (ii) the NYFRB Rate (as defined in the 2016 Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1%, (such greatest rate, the “ABR”) plus, in each case, the applicable margin. The applicable margin for Eurodollar Rate loans is 2.75% and for ABR loans is 1.75%.

RE/MAX, LLC had entered into the 2013 Senior Secured Credit Facility, which was paid off when RE/MAX, LLC amended and restated the 2013 Senior Secured Credit Facility by entering into the 2016 Senior Secured Credit Facility, in July 2013 with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto. Under the 2013 Senior Secured Credit Facility, RE/MAX, LLC had borrowed $230.0 million in term loans and had a revolving line of credit available of up to $10.0 million.

The 2016 Senior Secured Credit Facility, like the 2013 Senior Secured Credit Facility, provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations and liquidations. With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the 2016 Senior Secured Credit Facility. Certain of the restrictions under the 2016 Senior Secured Credit Facility are less restrictive, as compared with the comparable terms in the 2013 Senior Secured Credit Facility.

The 2016 Senior Secured Credit Facility restricts the aggregate acquisition consideration for permitted acquisitions, in a situation in which RE/MAX, LLC would not be in pro forma compliance with a 3.5:1.0 total leverage ratio (based on how such term is defined therein), to $100.0 million in any fiscal year.  The 2016 Senior Secured Credit Facility also provides for incremental facilities as long as the total leverage ratio as defined therein remains below 4.00:1.00.

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both LIBOR and ABR loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts RE/MAX, LLC could distribute to RMCO to enable RMCO to increase the dividends declared and paid to its unitholders. On November 22, 2016, the 2013 Senior Secured Credit Facility was further amended, providing for an increase in the revolving commitment by $20.0 million to a total of $30.0 million effective upon the acquisition of  RE/MAX Regional Services, and also waived certain limitations on acquisitions in order to enable us to consummate such acquisition.

As of December 31, 2016, we had $230.8 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our 2016 Senior Secured Credit Facility. If any loan or other amounts are outstanding under the revolving line of credit, the 2016 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

Sources and Uses of Cash

As of December 31, 2016 and 2015, we had $57.6 million and $110.2 million, respectively in cash and cash equivalents, of which approximately $11.6 million and $7.0 million were denominated in foreign currencies, respectively.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$64,379	$77,358	$64,445
Investing activities	(117,332)	1,664	(2,043)
Financing activities	228	(75,186)	(43,413)
Effect of exchange rate changes on cash	122	(823)	(165)
Net change in cash and cash equivalents	$(52,603)	$3,013	$18,824

Operating Activities

During the year ended December 31, 2016, cash provided by operating activities decreased primarily as a result of:

•	the February 2016 payment of $3.3 million to satisfy liabilities from a litigation judgment that did not occur in the prior year period;
•	the $1.3 million payment pursuant to the TRAs that did not occur in the prior year period; and
•	an increase of $6.1 million in cash paid for income taxes as a result of changes in our ownership structure and timing of our U.S. federal tax payments.

During the year ended December 31, 2015, cash provided by operating activities increased primarily a result of:

•

an increase of $5.6 million in cash provided by revenue activities primarily as a result of an increase in agent count and office franchise sales in addition to augmented registration fees charged to participants who attended our 2015 annual convention;

•	an increase of $0.6 million in distributions received from our investment in a mortgage brokerage company;
•	a decrease of $2.4 million in cash used in selling, operating and administrative activities; and
•	a decrease of $2.7 million in cash paid for income taxes due to the timing of our U.S. federal tax payments; partially offset by
•	additional use of cash of $0.4 million related to amending our 2013 Senior Secured Credit Facility on March 11, 2015.

Investing Activities

During the year ended December 31, 2016, cash used in investing activities increased primarily as a result of the $112.9 million for the acquisitions of the 2016 Acquired Regions and Motto.

During the year ended December 31, 2015, cash provided by investing activities increased primarily as a result of the $5.7 million for the dispositions of some of our owned brokerages in 2015, partially offset by an increase of $1.5 million in the purchases of property, equipment and software for investments in our information technology infrastructure.

Financing Activities

During the year ended December 31, 2016 cash provided by financing activities increased as a result of:

•	net cash proceeds of $44.0 million received in connection with the 2016 Senior Secured Credit facility;

•

a net decrease of $38.3 million in cash paid to Class A common stockholders and non-controlling unitholders due to our Board of Directors declaring a special dividend in March 2015 of $1.50 per share on all outstanding shares of Class A common stock, which did not occur during the year ended December 31, 2016 offset by an increase in the quarterly dividends declared in 2016 to $0.15 per share of all outstanding shares of Class A common stock from $0.125 per share outstanding in 2015; partially offset by

•	an increase of $5.4 million in the mandatory excess cash flow prepayments made in March 2016 compared to March 2015 pursuant to the terms of our 2013 Senior Secured Credit Facility; and
•	a reduction of $2.1 million in cash received from stock option exercises during the year ended December 31, 2016 compared to December 31, 2015.

During the year ended December 31, 2015 cash used in financing activities increased primarily as a result of:

•

an increase of $44.5 million in cash paid to Class A common stockholders and non-controlling unitholders due to our Board of Directors declaring a special dividend in March 2015 of $1.50 per share on all outstanding shares of Class A common stock, which did not occur in the comparable prior year period;

•	an increase of $7.6 million due to our Board of Directors doubling the quarterly dividends declared in 2015 to $0.125 per share on all outstanding shares of Class A common stock;
•	an increase of $0.6 million in cash paid in connection with amending our 2013 Senior Secured Credit Facility; partially offset by
•	a reduction of $10.4 million in tax and other distributions paid to our non-controlling unitholders pursuant to the terms of the New RMCO, LLC Agreement;
•	a reduction of $7.3 million in mandatory excess cash flow prepayments made in March 2015 compared to March 2014 pursuant to the terms of our 2013 Senior Secured Credit Facility
•	an increase of $1.8 million in cash received stock options exercises; and
•	a decrease of $1.5 million in withholding tax payments to satisfy statutory tax requirements of certain employees upon delivery of vested restricted stock units.

Cash Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, access to our revolving line of credit and incremental facilities under our 2016 Senior Secured Credit Facility available to support the needs of our business.

Acquisition of Businesses

In 2016 we acquired the 2016 Acquired Regions and launched the Motto franchise for $112.9 million in aggregate.

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $4.4 million, $3.5 million and $2.0 million in 2016, 2015 and 2014, respectively. Amounts paid for purchases of property, equipment and software primarily related to investments in our information technology infrastructure and leasehold improvements.  In order to expand our technological capabilities, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees and agents in our network.  Total capital expenditures for 2017 is expected to be between $4.5 million and $5.5 million.

Dividends

Our Board of Directors declared quarterly cash dividends of $0.15 and $0.125 per share on all outstanding shares of Class A common stock every quarter in 2016 and 2015, respectively, as disclosed in Note 4 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, our Board of Directors declared a special cash dividend of $1.50 per share on all outstanding shares of Class A common stock during the first quarter of 2015. On February 22, 2017, our Board of Directors declared a quarterly cash dividend of $0.18 per share on all outstanding shares of Class A common stock, which is payable on March 22, 2017 to stockholders of record at the close of business on March 8, 2017. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

Distributions and Other Payments to Non-controlling Unitholders (RIHI, Inc.)

Distributions to Non-Controlling Unitholders Pursuant to the New RMCO, LLC Agreement

As authorized by the New RMCO, LLC Agreement, RMCO makes cash distributions to its unitholders, RE/MAX Holdings and RIHI, also referred to as its members. In accordance with the New RMCO, LLC Agreement, distributions are required to be made by RMCO to its members on a pro-rata basis in accordance with each members’ ownership percentage in RMCO. These distributions have historically been either in the form of payments to cover its members’ estimated tax liabilities, dividend payments, or payments to ensure pro-rata distributions have occurred.

As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant domestic federal, state or local income taxes, as these taxes are primarily the obligations of its members. RMCO is generally required to distribute cash to its members to cover each member’s estimated tax liabilities, if any, with respect to their allocable share of RMCO earnings.  Such distributions are required if any other distributions from RMCO (i.e., in the form of dividend payments) for the relevant period are otherwise insufficient to enable each member to cover its estimated tax liabilities.  Distributions to RIHI to cover its estimated tax liabilities were $4.6 million during the year ended December 31, 2016.

RE/MAX Holdings’ only source of cash flow from operations is in the form of distributions from RMCO.  RE/MAX Holdings receives distributions from RMCO on a quarterly basis that are equal to the dividend payments RE/MAX Holdings’ make to the stockholders of its Class A common stock.  As a result, absent any additional distributions, RE/MAX Holdings may have insufficient funds to cover its estimated tax and TRA liabilities.  Therefore, as necessary, RMCO makes a separate distribution to RE/MAX Holdings, and because all distributions must be made on a pro-rata basis, RIHI receives a separate payment to ensure such pro-rata distributions have occurred.  The amount of these additional pro-rata distributions received by RIHI during the year ended December 31, 2016 was $5.8 million.

Upon completion of its tax returns with respect to the prior year, RMCO may make other true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on distributions made by RMCO.

Payments Pursuant to the Tax Receivable Agreement

In connection with the IPO, we entered into two TRAs, which resulted in the recognition of a $98.8 million liability as of December 31, 2016. The $98.8 million liability represents 85% of the tax benefits we expect to realize as a result of the redemption of RMCO common units by RIHI, Weston Presidio V, L.P. (“Weston Presidio”) and us as part of the IPO.  In 2015, Weston Presidio assigned, transferred and conveyed to Oberndorf all of its rights, title and interest in and to, and all of its liabilities and obligations under the TRA.  The estimated liability assumes no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs.

Of the $98.8 million liability recorded as of December 31, 2016, $33.0 million relates to RIHI’s exchange of 5,175,000 common units for shares of our Class A common stock in the fourth quarter of 2015.  The liability pursuant to the TRAs will increase in the future upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges.  We receive funding from RMCO in order to fund the payment of amounts due under the TRAs.

The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by RIHI, the price of our Class A common stock at the time of such exchanges, the amount and timing of the taxable income we generate in the future and the tax rate then applicable. During the year ended December 31, 2016, payments of $1.3 million including interest were made to RIHI in accordance with the TRA agreements. We expect to make payments of approximately $13.2 million in 2017 related to the TRAs.

Distributions and other payments to RIHI in 2016 were comprised of the following (in thousands):

Year Ended
December 31, 2016
Distributions and other payments pursuant to the New RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$10,391
Dividend distributions	7,536
Total distributions to RIHI	17,927
Payments pursuant to the TRAs	1,344
Total distributions and TRA payments to RIHI	$19,271

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Long-term debt (including current portion) (1) (2)	$234,412	$2,350	$4,700	$4,700	$222,662
Interest payments on debt facilities (3)	59,296	8,784	17,303	16,973	16,236
Lease obligations (4)	100,141	7,412	15,707	17,571	59,451
Payments pursuant to tax receivable agreements (5)	98,809	13,235	12,395	12,765	60,414
Severance payments (6)	983	983	—	—	—
Total	$493,641	$32,764	$50,105	$52,009	$358,763

(1)

We are required to make quarterly principal payments on our 2016 Senior Secured Credit Facility of $0.6 million through December 2023.  We have also reflected full payment of long-term debt at maturity of our 2016 Senior Secured Credit Facility in December 2023. The total amount excludes the unamortized discount.

(2)

The 2016 Senior Secured Credit Facility only requires mandatory prepayments and commitment reductions throughout the term of the loan if the total leverage ratio as of the last day of such fiscal year is greater than 2.75 to 1.0. If the total leverage ratio as of the last day of such fiscal year is not greater than 2.75 to 1.0 no excess cash flow principal prepayment is required.  No excess cash flow principal prepayments are included as our total leverage ratio as of December 31, 2016 was not greater than 2.75 to 1.0 and we don’t anticipate our total leverage ratio to be greater than 2.75 to 1.0 in future periods.

(3)

The interest payments in the above table are determined assuming that principal payments on debt are made on their applicable maturity dates. The variable interest rate on the 2016 Senior Secured Credit Facility is assumed at the interest rate in effect as of December 31, 2016 of 3.71%, which is subject to the interest rate floor of 1.75% is specified within the definition sections of the credit agreement.  Our current interest rate could increase if LIBOR rates increase above the 0.75% floor or if we elect a different interest option under the 2016 Senior Secured Credit Facility.

(4)

We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $2.5 million in the aggregate, are included in the table above.

(5)

As described elsewhere in this Annual Report on Form 10-K, we entered into separate TRAs with each of the TRA Parties, that will provide for the payment by us to RIHI and Oberndorf of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize, or in some circumstances are deemed to realize, as a result of an expected increase in our share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the TRAs, and deductions attributable to imputed and actual interest that accrues in respect of such payments.

(6)

As described in Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as a result of the retirement of our former Chief Executive Officer on December 31, 2014, we are required to pay the aggregate amount of $1.8 million in the form of salary continuation as well as related tax and benefits over a 36-month period,  which began in October 2015, pursuant to the terms of her separation agreement. In addition, as a result of the retirement of our former President, we are required to pay the aggregate amount of $0.5 million in the form of salary continuation as well as related tax over a 24-month period, beginning in September 2015 pursuant to the terms of his retirement agreement.  The estimated undiscounted payments are included in the table above.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of December 31, 2016.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of tangible and intangible assets acquired, less liabilities assumed arising from business combinations.  We assess goodwill for impairment at least annually on August 31, or more frequently if an event occurs or circumstances change that would indicate an impairment may have occurred at the reporting unit level.  Reporting units are driven by the level at which management reviews operating results and are one level below the operating segment.

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

If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the standard two-step quantitative impairment test is performed.  First, the fair value of the reporting unit is calculated and is then compared to its carrying value.  If the fair value is less than the carrying value, we would then determine the implied fair value of a reporting unit’s goodwill by allocating the determined fair value to all of the reporting unit’s assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.  The remaining fair value of the reporting unit, if any, is deemed to be the implied fair value of the goodwill and an impairment is recognized in an amount equal to the excess of the carrying amount of goodwill above its implied fair value.

The determination of the reporting units and which reporting units to include in the qualitative assessment requires significant judgment.  Also, all of the assumptions used in the qualitative assessment require judgment.  The results of our qualitative assessments conducted in 2016 did not indicate that it was more likely than not that the fair value of any of our reporting units were less than their carrying amounts. Thus, no quantitative goodwill impairment test was performed.

We could be required to evaluate the recoverability of goodwill if we experience disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of our business, or other triggering events.  In addition, as our business or the way we manage our business changes, our reporting units may also change.

The carrying value of goodwill as of December 31, 2016 was $126.6 million, which represented approximately 29.0% of our consolidated assets.  The fair value of our reporting units significantly exceeded their carrying values at our latest assessment date.

We did not record any goodwill impairments during the years ended December 31, 2016, 2015 and 2014.

Franchise Agreements and Other Intangible Assets

Franchise agreements of reacquired regions are recorded initially based on the remaining contractual term and do not consider potential renewal periods in the determination of fair value.  The franchise agreements are amortized on a straight-line basis over their remaining contractual term.  The value ascribed to the franchise agreements requires management to make assumptions and apply judgment in the initial determination, primarily through the use of a discounted cash flow analysis.  With respect to the discounted cash flow analysis, the timing and amount of expected future cash flows requires estimates, among other items, of revenue and agent growth rates, operating expenses and expected operating cash flow margins.  The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties.

We also purchase and develop software for internal use.  Software development costs are capitalized during the application development stage and upgrades and enhancements that result in additional functionality are also capitalized.  Costs incurred during the preliminary project and post-implementation stages are expensed as incurred.  Software development costs and purchased software licenses are generally amortized over a term of three to five years, their estimated useful lives.

We review our franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated from such assets.  Undiscounted cash flow analyses require us to make estimates and assumptions, including among other things, revenue growth rates and operating margins based on our financial budgets and business plans.

Disruptions to contractual relationships, significant deterioration in the use of software capitalized for internal use, or other issues significantly impacting the future cash flows associated with our franchise agreements and other intangible assets would cause us to evaluate their recoverability.  If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge.  The net carrying value of our franchise agreements and other intangible assets as of December 31, 2016 was $109.1 million and $61.9 million, respectively.  We have not recorded any impairment charges during the years ended December 31, 2016, 2015 and 2014.

Purchase Accounting for Acquisitions

We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values.  The excess of the purchase price over the amount allocated to the identifiable assets less liabilities is recorded as goodwill.  Purchase price allocations require management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities.  Management estimates the fair value of assets and liabilities primarily using discounted cash flow analysis.

We engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets, primarily reacquired franchise rights.  We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period of one year or less as we finalize valuations for the assets acquired and liabilities assumed.  If estimates or assumptions used to complete the initial purchase price allocation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made in the final valuation, the allocation of purchase price between goodwill and intangibles could significantly differ.  Such a difference would impact future earnings through amortization expense of these intangibles.  In addition, if forecasts supporting the valuation of the intangible assets or goodwill are not achieved, impairments could arise, as discussed further in “Goodwill” and “Franchise Agreements and Other Intangible Assets” above.

Contingent Consideration

Contingent consideration consists of an earn-out obligation in connection with the acquisition of Full House, in which we are required to pay additional purchase consideration totaling eight percent of gross revenues generated by the acquired business each year for the first ten years subsequent to the acquisition with no limitation as to the maximum payout.  Contingent consideration is recorded at the acquisition date fair value, which is measured at the present value of the consideration expected to be transferred.  The fair value of contingent consideration is re-measured at the end of each reporting period with the change in fair value recognized in selling, operating and administrative expenses in the Consolidated Statements of Operations.  Estimates of the fair value of contingent consideration are impacted by the timing and amount of revenue and agent growth rates, discount rates and credit risk.  A 1% change to the discount rates changes the liability by approximately $300,000. Contingent consideration obligations were $6.4 million at December 31, 2016, with $0.2 million classified as current in our Consolidated Balance Sheets.

Income Tax Accounting

We are required to estimate the amount of tax payable or refundable for the current year and the deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits, if any, of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled.

Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against our deferred tax assets.  As of December 31, 2016, we have not recorded a significant valuation allowance on our deferred tax assets, which were primarily attributable to an increase in the tax basis of RMCO’s tangible and intangible assets resulting from RMCO’s election under Section 754 of the Internal Revenue Code.  Our accounting for deferred tax assets represents our best estimate of future events.  In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required.

As of December 31, 2016, we recorded a net deferred tax asset of $105.8 million and a net deferred tax liability of $0.1 million.  We expect to realize future tax benefits related to the utilization of these assets.

Payments Pursuant to the TRAs

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

As of December 31, 2016, we recorded a liability of $98.8 million, representing the payments due to the TRA Parties under the TRAs.  Within the next 12-month period, we expect to pay $13.2 million of the total amount of the estimated TRA liability.  To determine the current amount of the payments due to the TRA Parties pursuant to the TRAs for 2016, we estimated the amount of taxable income that RE/MAX Holdings generated during 2016. Next, we estimated the amount of the specified deductions subject to the TRAs which are expected to be realized by RE/MAX Holdings in its 2016 tax return. This amount was then used as a basis for determining the estimated tax cash savings as a result of such deductions on which a 2016 TRA obligation became due (i.e. payable within 12 months of December 31, 2016).

General Litigation Matters

We are subject to litigation claims arising in the ordinary course of business.  We accrue for contingencies related to litigation matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing litigation matters is highly subjective and requires judgments about future events.  We regularly review litigation matters to determine whether our accruals and related disclosures are adequate.  The amount of ultimate loss may differ from these estimates.  See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information related to litigation matters.

New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued authoritative guidance intended to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  The new standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018.  Early adoption is permitted in any interim or annual reporting period.  The standard requires a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  Any leases that expire before the initial application date will not require any accounting adjustment.  We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance.

Revenue Recognition

In May 2014 the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers.  The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The guidance also includes enhanced disclosure requirements which are intended to help financial statement users better understand the nature, amount, timing and uncertainty of revenue being recognized.  Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis.  The new standard and related amendments are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017.  Upon adoption of the new standard, the use of either a full retrospective or cumulative effect transition method is permitted.  We are currently in the process of evaluating the potential impact this new guidance will have on our financial statements and will not early adopt.  We expect the adoption of the new guidance to change the timing of recognition of franchise sales and franchise renewal revenue.  Currently we recognize revenue upon completion of a sale or renewal.  Under the new guidance, franchise sales and renewal revenue, which are included in Franchise Sales and Other Franchise Revenue in the Consolidated Statement of Income, will be recognized over the general contractual term of the franchise agreement.  We have not completed our evaluation, however, based on preliminary work completed we do not believe there will be a significant impact to our financial statements.  We currently anticipate that we will utilize the full retrospective transition method, however, this expectation may change following the completion of our evaluation of the impact of this guidance on our consolidated financial statements and related disclosures.

Other than the items noted above, there have been no new accounting pronouncements not yet effective that we believe have a significant impact, or potential significant impact, to our consolidated financial statements.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2016 Senior Secured Credit Facility which bear interest at variable rates. At December 31, 2016, $232.9 million in term loans were outstanding under our 2016 Senior Secured Credit Facility, net of an unamortized discount. As of December 31, 2016, the undrawn borrowing availability under the revolving line of credit under our 2016 Senior Secured Credit Facility was $10.0 million. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our 2016 Senior Secured Credit Facility entered into in December 2016 is currently subject to a LIBOR rate floor of 0.75%, plus an applicable margin of 2.75%.  An interest rate floor of 1.75% is specified within the definition sections of the credit agreement. Based on the Eurodollar rate in effect at December 31, 2016, the interest rate was 3.71%. If the Eurodollar rate rises, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.3 million.

Borrowings under the term loan and outstanding revolving loan, if any, accrue interest, at our option on (a)  LIBOR, provided that LIBOR shall be no less than 0.75% plus a maximum applicable margin of 2.75% and, provided further, that LIBOR shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “Eurodollar Rate”) or (b) the greatest of (i) JPMorgan Chase Bank N.A.’s prime rate, (ii) the NYFRB Rate (as defined in the 2016 Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1%, (such greatest rate, the “ABR”) plus, in each case, the applicable margin. The applicable margin for Eurodollar Rate loans is 2.75% and for ABR loans is 1.75%. An interest rate floor of 1.75% is specified within the definition sections of the credit agreement.  A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

Currency Risk

We have a network of global franchisees in over 100 countries and territories, including the U.S. and Canada.  Fees paid to us by our global master franchisors are in either local currency or U.S. dollars, depending on the contractual terms of the various agreements.  Fees imposed by our global master franchisors on independent franchisees and agents are charged in local currency.  Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. As the U.S. dollar has strengthened compared to most foreign currencies, including the Canadian dollar and the Euro during 2016, 2015 and 2014, our financial position and results of operations have been adversely affected. We had foreign currency transaction losses of approximately $0.1 million, $1.7 million and $1.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future. Beginning in the first quarter of 2015, we began to repatriate cash generated by certain of our Canadian operations to the U.S. on a regular basis and expect to continue to do so prospectively.  During the year ended December 31, 2016, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $1.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

RE/MAX Holdings, Inc:

We have audited the accompanying consolidated balance sheets of RE/MAX Holdings, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RE/MAX Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

RE/MAX Holdings, Inc.:

We have audited RE/MAX Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RE/MAX Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal controls over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, RE/MAX Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RE/MAX Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 24, 2017

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$57,609	$110,212
Accounts and notes receivable, current portion, net	19,419	16,769
Assets held for sale	—	354
Other current assets	4,186	4,079
Total current assets	81,214	131,414
Property and equipment, net	2,691	2,395
Franchise agreements, net	109,140	61,939
Other intangible assets, net	9,811	4,941
Goodwill	126,633	71,871
Deferred tax assets, net	105,770	109,365
Other assets, net of current portion	1,894	1,861
Total assets	$437,153	$383,786
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$855	$449
Accounts payable to affiliates	145	66
Accrued liabilities	13,098	16,082
Income taxes payable	379	451
Deferred revenue and deposits	16,306	16,501
Current portion of debt	2,350	14,805
Current portion of payable pursuant to tax receivable agreements	13,235	8,478
Liabilities held for sale	—	351
Other current liabilities	170	71
Total current liabilities	46,538	57,254
Debt, net of current portion	228,470	185,552
Payable pursuant to tax receivable agreements, net of current portion	85,574	91,557
Deferred tax liabilities, net	133	120
Other liabilities, net of current portion	15,729	9,889
Total liabilities	376,444	344,372
Commitments and contingencies (note 15)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,652,548 shares issued and outstanding as of December 31, 2016; 17,584,351 shares issued and outstanding as of December 31, 2015	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	447,001	445,081
Retained earnings	16,808	4,693
Accumulated other comprehensive loss	(28)	(105)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	463,783	449,671
Non-controlling interest	(403,074)	(410,257)
Total stockholders' equity	60,709	39,414
Total liabilities and stockholders' equity	$437,153	$383,786

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Continuing franchise fees	$81,197	$73,750	$72,706
Annual dues	32,653	31,758	30,726
Broker fees	37,209	32,334	28,685
Franchise sales and other franchise revenue	25,131	25,468	23,440
Brokerage revenue	112	13,558	15,427
Total revenue	176,302	176,868	170,984
Operating expenses:
Selling, operating and administrative expenses	87,629	90,986	91,847
Depreciation and amortization	16,094	15,124	15,316
Loss (gain) on sale or disposition of assets, net	178	(3,397)	(14)
Total operating expenses	103,901	102,713	107,149
Operating income	72,401	74,155	63,835
Other expenses, net:
Interest expense	(8,596)	(10,413)	(9,295)
Interest income	160	178	313
Foreign currency transaction losses	(86)	(1,661)	(1,348)
Loss on early extinguishment of debt	(796)	(94)	(178)
Equity in earnings of investees	—	1,215	600
Total other expenses, net	(9,318)	(10,775)	(9,908)
Income before provision for income taxes	63,083	63,380	53,927
Provision for income taxes	(15,273)	(12,030)	(9,948)
Net income	$47,810	$51,350	$43,979
Less: net income attributable to non-controlling interest	25,073	34,695	30,543
Net income attributable to RE/MAX Holdings, Inc.	$22,737	$16,655	$13,436

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$1.29	$1.31	$1.16
Diluted	$1.29	$1.30	$1.10
Weighted average shares of Class A common stock outstanding
Basic	17,628,741	12,671,051	11,611,164
Diluted	17,677,768	12,829,214	12,241,977
Cash dividends declared per share of Class A common stock	$0.60	$2.00	$0.25

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$47,810	$51,350	$43,979
Change in cumulative translation adjustment	165	(1,289)	(485)
Other comprehensive income (loss), net of tax	165	(1,289)	(485)
Comprehensive income	47,975	50,061	43,494
Less: comprehensive income attributable to non-controlling interest	25,161	34,397	30,250
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$22,814	$15,664	$13,244

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

 (In thousands, except unit and share amounts)

	RE/MAX Holdings, Inc.
	Class A		Class B
	common stock		common stock
							Accumulated
					Additional		other	Non-	Total
					paid-in	Retained	comprehensive	controlling	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	(loss) income	interest	equity
Balances, January 1, 2014	11,607,971	$1	1	$—	$239,086	$1,506	$1,371	$(226,425)	$15,539
Net income	—	—	—	—	—	13,436	—	30,543	43,979
Distributions paid to non-controlling unitholders	—	—	—	—	—	—	—	(19,645)	(19,645)
Equity-based compensation expense	—	—	—	—	2,002	—	—	—	2,002
Dividends paid to Class A common stockholders	—	—	—	—	—	(2,901)	—	—	(2,901)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(485)	—	(485)
Excess tax benefit realized on exercise of stock options and delivery of vested restricted stock units	—	—	—	—	736	—	—	—	736
Payroll taxes related to net settled restricted stock units	(30,519)	—	—	—	(1,781)	—	—	—	(1,781)
Issuance of Class A common stock, equity-based compensation plans	190,589	—	—	—	486	—	—	—	486
Adjustment to payable pursuant to tax receivable agreements	—	—	—	—	436	—	—	—	436
Adjustment to step-up in tax basis and share of RE/MAX Holdings' inside tax basis	—	—	—	—	917	—	—	—	917
Balances, December 31, 2014	11,768,041	1	1	—	241,882	12,041	886	(215,527)	39,283
Net income	—	—	—	—	—	16,655	—	34,695	51,350
Distributions paid to non-controlling unitholders	—	—	—	—	—	—	—	(42,827)	(42,827)
Equity-based compensation expense	—	—	—	—	1,453	—	—	—	1,453
Dividends paid to Class A common stockholders	—	—	—	—	—	(24,003)	—	—	(24,003)
Change in accumulated other comprehensive (loss) income	—	—	—	—	—	—	(991)	(298)	(1,289)
Excess tax benefit realized on exercise of stock options and delivery of vested restricted stock units	—	—	—	—	2,770	—	—	—	2,770
Payroll taxes related to net settled restricted stock units	(8,873)	—	—	—	(327)	—	—	—	(327)
Issuance of Class A common stock, equity-based compensation plans	650,183	—	—	—	2,248	—	—	—	2,248
Secondary Offering Transactions:
Issuance of Class A common stock, net of underwriters discount and expenses	5,175,000	1	—	—	186,299	—	—	(186,300)	—
Equity effect of establishment of payable pursuant to tax receivable agreements	—	—	—	—	(33,018)	—	—	—	(33,018)
Equity effect of step-up in tax basis and share of RE/MAX Holdings' inside tax basis	—	—	—	—	43,774	—	—	—	43,774
Balances, December 31, 2015	17,584,351	2	1	—	445,081	4,693	(105)	(410,257)	39,414
Net income	—	—	—	—	—	22,737	—	25,073	47,810
Distributions paid to non-controlling unitholders	—	—	—	—	—	—	—	(17,927)	(17,927)
Equity-based compensation expense	—	—	—	—	2,330	—	—	—	2,330
Dividends paid to Class A common stockholders	—	—	—	—	—	(10,578)	—	—	(10,578)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	77	88	165
Payroll taxes related to net settled restricted stock units	(13,639)	—	—	—	(516)	—	—	—	(516)
Issuance of Class A common stock, equity-based compensation plans	81,836	—	—	—	101	—	—	—	101
Cumulative effect adjustment from change in accounting principle	—	—	—	—	123	(44)	—	(51)	28
Income tax and other impacts of RMCO, LLC ownership changes	—	—	—	—	(118)	—	—	—	(118)
Balances, December 31, 2016	17,652,548	$2	1	$—	$447,001	$16,808	$(28)	$(403,074)	$60,709

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$47,810	$51,350	$43,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,094	15,124	15,316
Bad debt expense	1,195	433	630
Loss (gain) on sale or disposition of assets, net	178	(3,397)	(14)
Loss on early extinguishment of debt	796	94	178
Equity in earnings of investees	—	(1,215)	(600)
Distributions received from equity investees	—	1,178	549
Equity-based compensation expense	2,330	1,453	2,002
Non-cash interest expense	445	439	365
Deferred income tax expense	3,473	2,531	1,865
Changes in operating assets and liabilities:
Accounts and notes receivable, current portion	(3,841)	(999)	(1,466)
Advances from/to affiliates	71	(771)	(161)
Other current and noncurrent assets	362	502	100
Other current and noncurrent liabilities	(2,865)	7,000	1,816
Income taxes receivable/payable	(71)	2,770	(222)
Deferred revenue and deposits, current portion	(254)	866	1,094
Payment pursuant to tax receivable agreements	(1,344)	—	(986)
Net cash provided by operating activities	64,379	77,358	64,445
Cash flows from investing activities:
Purchases of property, equipment and software	(4,395)	(3,546)	(2,026)
Proceeds from sale of property and equipment	50	25	5
Capitalization of trademark costs	(107)	(82)	(122)
Acquisitions, net of cash acquired of $466	(112,934)	—	—
Dispositions	200	5,650	100
Cost to sell assets	(146)	(383)	—
Net cash provided by (used in) investing activities	(117,332)	1,664	(2,043)
Cash flows from financing activities:
Proceeds from issuance of debt, net	233,825	—	—
Payments on debt	(203,223)	(9,400)	(16,816)
Debt issuance and capitalized debt amendment costs	(1,379)	(555)	—
Distributions paid to non-controlling unitholders	(17,927)	(42,827)	(22,197)
Dividends paid to Class A common stockholders	(10,578)	(24,003)	(2,901)
Payments on capital lease obligations	(75)	(322)	(204)
Proceeds from exercise of stock options	101	2,248	486
Payment of payroll taxes related to net settled restricted stock units	(516)	(327)	(1,781)
Net cash provided by (used in) financing activities	228	(75,186)	(43,413)
Effect of exchange rate changes on cash	122	(823)	(165)
Net (decrease) increase in cash and cash equivalents	(52,603)	3,013	18,824
Cash and cash equivalents, beginning of year	110,212	107,199	88,375
Cash and cash equivalents, end of year	$57,609	$110,212	$107,199
Supplemental disclosures of cash flow information:
Cash paid for interest and debt amendment costs	$7,797	$9,319	$8,880
Net cash paid for income taxes	11,912	5,841	8,521
Schedule of non-cash investing and financing activities:
Establishment of amounts payable under tax receivable agreements	$—	$33,018	$436
Establishment of deferred tax assets	—	43,774	917
Note receivable received as consideration for sale of brokerage operations assets	150	851	—
Capital leases for property and equipment	48	412	18
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	150	667	165
Contingent consideration issued in a business acquisition	6,400	—	—

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

After completion of the IPO, RE/MAX Holdings owned 39.56% of the common membership units in RMCO. During the fourth quarter of 2015, RIHI, Inc. (“RIHI”) redeemed 5,175,000 common units in RMCO in exchange for newly issued shares of RE/MAX Holdings’ Class A common stock on a one-for-one basis. Immediately upon redemption, RIHI sold its 5,175,000 shares of Class A common stock at $36.00 per share, less underwriting discounts and commissions (the “Secondary Offering”).  As of December 31, 2016, RE/MAX Holdings owns 58.43% of the common membership units in RMCO. RE/MAX Holdings’ only business is to act as the sole manager of RMCO.  As a result, RE/MAX Holdings consolidates the financial position and results of operations of RMCO, and because RE/MAX Holdings and RMCO are entities under common control, such consolidation has been reflected for all periods presented. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand and mortgage brokerages within the U.S. under the Motto Mortgage brand. RE/MAX, founded in 1973, has over 110,000 agents operating in over 7,000 offices located in more than 100 countries and territories.  Motto Mortgage (“Motto”), founded in 2016, is the first nationally franchised mortgage brokerage in the U.S.  As discussed in Note 5, Acquisitions and Dispositions, the Company sold certain operating assets and liabilities of its owned brokerage offices during 2015 and the first quarter of 2016 to existing RE/MAX franchisees.  Subsequent thereto, the Company is 100% franchised, no longer operates any real estate brokerage offices and no longer recognizes brokerage revenue (which consisted of fees assessed by the Company’s owned brokerages for services provided to their affiliated real estate agents).

The Company’s revenue is derived as follows:

•	Continuing franchise fees which consist of fixed contractual fees paid monthly by regional franchise owners and franchisees based on the number of agents in the respective franchised region or office;
•	Annual dues from agents;
•	Broker fees which consist of fees paid by regional franchise owners and franchisees for real estate commissions paid by customers when an agent sells a home;
•

Franchise sales and other franchise revenue which consist of fees from initial sales and renewals of franchises; regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs; and

•	Brokerage revenue prior to the sale of the Company’s 21 owned brokerage offices during 2015 and the first quarter of 2016.

Basis of Presentation

The accompanying consolidated financial statements and notes thereto included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X.  The accompanying consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2016 and 2015, the results of its operations and comprehensive income for the years ended December 31, 2016, 2015 and 2014, changes in its stockholders’ equity for the years ended December 31, 2016, 2015 and 2014 and results of its cash flows for the years ended December 31, 2016, 2015 and 2014.

During 2016, the Company completed the acquisitions of six independent regions.  Their results of operations, cash flows and financial positions are included in the consolidated financial statements from their respective dates of acquisition.  See Note 5, Acquisitions and Dispositions, for additional information.

2. Summary of Significant Accounting Policies

Principles of Consolidation

As described in Note 1, Business and Organization, RE/MAX Holdings owns a 58.43% economic interest in RMCO, but as its managing member consolidates RMCO and records a non-controlling interest in the accompanying Consolidated Balance Sheets and records net income and comprehensive income attributable to the non-controlling interest in the accompanying Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas in which management uses assumptions include, among other things, the establishment of the allowance for doubtful accounts and notes receivable, the determination of the estimated lives of intangible assets, the estimates for amounts accrued for litigation matters, the estimates for determining the fair value of assets acquired and liabilities assumed in business combinations, the estimates related to the accounting for income taxes, the estimates of the fair value of reporting units used in the annual assessment of goodwill, the estimates for determining the fair value of the contingent consideration and the amounts due to RIHI and Oberndorf Investments LLC (“Oberndorf”) pursuant to the terms of the TRAs discussed in more detail in Note 3, Non-controlling Interest. Actual results could differ from those estimates.

Reclassifications

In conjunction with the adoption of several recent accounting pronouncements, certain items in the accompanying consolidated financial statements as of and for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current year’s presentation. These reclassifications did not affect the Company’s consolidated results of operations.

Segment Reporting

During the first quarter of 2016, the Company began to operate in one reportable segment, Real Estate Franchise Services. All prior segment information has been reclassified to reflect the Company’s new segment structure. Prior to 2016, the Company operated in two reportable segments, (1) Real Estate Franchise Services and (2) Brokerages. The Real Estate Franchise Services reportable segment comprised the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name, intersegment revenue from the Company’s owned brokerages and corporate-wide professional services expenses. The Brokerages reportable segment contained the operations of the Company’s owned brokerage offices in the U.S., the results of operations of a mortgage brokerage company in which the Company owned a non-controlling interest and reflected the elimination of intersegment revenue and other consolidation entries. During 2015 and the first quarter of 2016, the Company sold its 21 owned brokerage

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

offices, as discussed in Note 5, Acquisitions and Dispositions. These dispositions resulted in the cessation of operations for the Company’s Brokerages reportable segment.

Revenue Recognition

The Company generates revenue from continuing franchise fees, annual dues, broker fees, franchise sales and other franchise revenue and, through January 2016, brokerage revenue. Revenue is recognized when there is persuasive evidence of an arrangement, the service has been rendered, the price is fixed or determinable and collection of the fees is reasonably assured.

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

Annual Dues

Annual dues revenue represents amounts assessed to agents for membership affiliation in the RE/MAX network. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the 12-month period to which it relates. As of December 31, 2016 and 2015, the Company had deferred annual dues revenue totaling approximately $14,227,000 and $13,106,000, respectively.

The activity in the Company’s annual dues deferred revenue consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized	Balance at end of period
Year ended December 31, 2016	$13,106	$33,774	$(32,653)	$14,227
Year ended December 31, 2015	$12,912	$31,952	$(31,758)	$13,106
Year ended December 31, 2014	$12,344	$31,294	$(30,726)	$12,912

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

Upon the sale of a real estate brokerage franchise, the Company recognizes revenue from franchise sales when it has no significant continuing operational obligations, substantially all of the initial services have been performed by the Company and other conditions affecting consummation of the sale have been met. In the event the franchisee fails to perform under the franchise agreement or defaults on the purchase obligations, the Company has the right to reacquire the franchise and to resell or operate that specific franchise. Franchise sales revenue recognized during the years ended

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014 was $8,825,000,  $9,697,000 and $8,965,000, respectively. Other franchise revenue is recognized when all revenue recognition criteria are met.

Upon the sale of a mortgage brokerage franchise, the Company’s continuing operational obligations are expected to take longer to satisfy.  Due to the fourth quarter 2016 launch of Motto, only a nominal amount of revenue was recognized in the current year.

Brokerage Revenue

As discussed in Note 5, Acquisitions and Dispositions, the Company sold certain operating assets and liabilities of brokerage offices during 2015 and the first quarter of 2016 and, subsequent thereto, no longer operates any real estate brokerage offices and no longer recognizes brokerage revenue.  Prior to the sale of the Company’s brokerage offices, brokerage revenue principally represented fees assessed by the Company-owned brokerages for services provided to their affiliated real estate agents. The Company recognized brokerage revenue when all revenue recognition criteria were met. Because the independent contractors in the Company-owned brokerage offices operated as agents in a real estate transaction, their commissions earned and the related commission expenses incurred by the Company-owned brokerages were recorded on a net basis.

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses primarily consist of personnel costs, including salaries, benefits, payroll taxes and other compensation expenses, professional fees, rent and related facility operations expense, as well as other selling, operating and administrative expenses incurred in connection with marketing, expanding and supporting the Company’s franchise and, through January 2016, brokerage operations.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and other highly liquid investments purchased with an original purchase maturity of three months or less.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, net of any allowances, including cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

Accounts and Notes Receivable

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

In circumstances where the Company has the contractual right to bill its franchisees, but where collectability is not sufficiently assured, the Company records a receivable and deferred revenue, which amounted to $1,012,000 and $930,000 as of December 31, 2016 and 2015, respectively.

The Company records allowances against its accounts and notes receivable balances for estimated probable losses. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables for which revenue has been recognized and are included as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. The allowance for doubtful accounts

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

and notes receivable are the Company’s best estimate of the amount of probable credit losses, and is based on historical experience, industry and general economic conditions, and the attributes of specific accounts. The Company’s reserve for accounts and notes receivable where collectability is remote is related to accounts and notes receivable for which revenue has not been recognized and is increased, with a corresponding reduction to deferred revenue, after the Company has determined that the potential for recovery is considered remote. Subsequently, if amounts contractually due from such accounts are collected, revenue is recognized on a cash basis. During the years ended December 31, 2016, 2015 and 2014, the Company recognized revenue of $329,000,  $472,000 and $484,000, respectively upon the receipt of cash payments related to amounts that were contractually billed but for which collectability was either not sufficiently assured or considered remote.

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

			Adjustments (to)/from
		Additions/charges	deferred revenue, net,
	Balance at	to cost and expense for	for accounts where
	beginning of period	allowances for doubtful accounts	collectability is remote	Deductions/write-offs	Balance at end of period
Year ended December 31, 2016	$4,483	$1,195	$130	$(273)	$5,535
Year ended December 31, 2015	$4,495	$433	$(80)	$(365)	$4,483
Year ended December 31, 2014	$4,122	$630	$228	$(485)	$4,495

For the years ended December 31, 2016, 2015 and 2014, bad debt expense related to trade accounts and notes receivable was  $1,195,000,  $433,000 and $630,000, respectively, and is reflected in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

Non-controlling interest

Non-controlling interest is the equity ownership interest in RMCO that is owned by RIHI and that the Company does not own.  The Company reports non-controlling interest of consolidated companies within equity in the consolidated balance sheets and the amount of net income attributable to the parent and to the non-controlling interest is presented in the consolidated statements of operations.

Foreign Operations and Foreign Currency Translation

As of December 31, 2016, the Company, directly and through its franchisees, conducted operations in over 100 countries and territories, including the U.S. and Canada. On December 31, 2014, the Company sold substantially all of the assets of its owned and operated regional franchising operations located in the Caribbean and Central America as described in Note 5, Acquisitions and Dispositions. As a result, since December 31, 2014, the only consolidated foreign subsidiary where the Company directly conducted franchise operations was in Western Canada.

The functional currency for the Company’s domestic operations is the U.S. dollar and for its consolidated foreign subsidiaries is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of income and cash flows are translated at the average exchange rates in effect during the applicable period. Exchange rate fluctuations on translating consolidated foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a component of “Accumulated other comprehensive income,” a separate component of stockholders’ equity, and periodic changes are included in comprehensive income. When the Company sells a part or all of its investment in a foreign entity resulting in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, it releases any related cumulative translation adjustment into net income.

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

Franchise Agreements and Other Intangible Assets

The Company’s franchise agreements result from reacquired franchise rights, and are initially recorded at fair value based on the remaining contractual term of the franchise agreement and do not consider potential renewals in the determination of fair value. The Company amortizes the franchise agreements over their remaining contractual term on a straight-line basis.

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

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from such asset. Any excess of the carrying amount of an asset that exceeded its estimated cash flows would be charged to operations as an impairment loss. For each of the years ended December 31, 2016, 2015 and 2014, there were no impairments indicated for such assets.

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

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

During 2016,  2015 and 2014, the Company performed the qualitative impairment assessment for all of its reporting units by evaluating, among other things, market and general economic conditions, entity-specific events, events affecting a reporting unit and the Company’s results of operations and key performance measures. The Company concluded subsequent to the completion of the qualitative impairment assessment that the fair value of each of the Company’s reporting units significantly exceeded their respective carrying values. As a result, the Company did not perform the quantitative test, and no indicators of impairment existed during the years ended December 31, 2016,  2015 and 2014.

Investments in Equity-Method Investees

The investments in entities in which the Company does not have a controlling interest (financial or operating), but where it has the ability to exercise significant influence over operating and financial policies are accounted for using equity-method investment accounting.

As described in Note 5, Acquisitions and Dispositions, the Company sold certain operating assets and liabilities of Sacagawea, LLC on December 31, 2015, including the Company’s equity-method investments. As a result, the Company had no investments in equity-method investees reflected in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2016.

Prior to December 31, 2015, the primary equity-method investment of the Company was a 50% interest in a residential mortgage operation.  As the Company exerted significant influence over this investment, but did not control it, the Company recorded its share of earnings and distributions from this investment using the equity method of accounting.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with stockholders and is comprised of foreign currency translation adjustments. The assets and liabilities of the Company’s consolidated foreign subsidiaries whose functional currency is not the U.S. dollar are translated using the appropriate exchange rate as of the end of the year. Foreign currency translation adjustments represent unrealized gains and losses on assets and liabilities arising from the difference in the foreign country currency compared to the U.S. dollar. These gains and losses are accumulated in Comprehensive Income. When a foreign subsidiary is substantially liquidated, the cumulative translation gain or loss is removed from “Accumulated other comprehensive income” and is recognized as a component of the gain or loss on the sale of the subsidiary.

Income Taxes

The Company accounts for income taxes under the asset and liability method. As a result of RE/MAX Holdings’ acquisition of Common Units from RMCO, RE/MAX Holdings expects to benefit from amortization and other tax deductions reflecting the step-up in tax basis and share of RE/MAX Holdings’ inside tax basis in the acquired assets. Those deductions will be used by RE/MAX Holdings and will be taken into account in determining RE/MAX Holdings’ taxable income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings,

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s Consolidated Statements of Income. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

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

Equity-Based Compensation

The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. All equity-based compensation is required to be measured at fair value, is expensed over the requisite service, generally over a three year period, and forfeitures are accounted for as they occur.  The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Refer to Note 13, Equity-Based Compensation, for additional discussion regarding details of the Company’s equity-based compensation plans.

Recently Adopted Accounting Pronouncements

In December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-19, Technical Corrections and Improvements, to clarify guidance, correct errors and make minor improvements affecting a variety of topics.  Most of the amendments of ASU 2016-19 are effective immediately, while others take effect for interim and annual reporting periods beginning after December 15, 2016.  The Company has implemented the amendments of ASU 2016-19 that were applicable to the Company.  However, the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies certain aspects of accounting for share-based payment transactions, including income tax consequences, statutory tax withholding requirements, forfeitures and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual reporting period. The standard requires the guidance related to forfeitures and the timing of when excess tax benefits are recognized to be applied using a modified retrospective transition method, the guidance related to the accounting for income taxes to be applied prospectively, and the guidance related to the presentation of excess tax benefits on the statement of cash flows to be applied either prospectively or retrospectively. The Company early adopted ASU 2016-09 in the first quarter of 2016 and elected to account for forfeitures as they occur. As a result, the Company recorded a net cumulative-effect adjustment of $44,000 to “Retained earnings” in the accompanying Consolidated Balance Sheets and Statement of Stockholders’ Equity. Furthermore, the Company elected to apply the retrospective transition method to the amendments related to the presentation of excess tax benefits in the statements of cash flows. This resulted in an increase in cash flows provided by operating activities of $2,770,000 and $736,000 and a net increase of $2,770,000 and $736,000 in cash flows used in financing activities in the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2016, the Company recorded a $261,000 income tax benefit relating to excess tax benefits from the exercise of stock options and vesting of restricted stock units in “Provision for

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

income taxes” in the accompanying Consolidated Statements of Income. Prior to 2016, such excess tax benefits were recorded in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. ASU 2015-17 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or prospective transition method and permits early adoption as of the beginning of an interim or annual reporting period. The Company elected to early adopt this standard retrospectively in the first quarter of 2016 and $3,332,000 previously presented in “Other current assets” was reclassified to “Deferred tax assets, net” in the accompanying Consolidated Balance Sheets and related disclosures as of December 31, 2015, but the Company’s consolidated results of operations were not affected.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs related to a debt liability as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 became effective retrospectively for the Company on January 1, 2016.  The adoption of this standard resulted in $1,527,000 of net debt issuance costs previously reported as “Debt issuance costs, net” to be reclassified to “Debt, net of current portion” in the accompanying Consolidated Balance Sheets and related disclosures as of December 31, 2015, but did not affect the Company’s consolidated results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern, which requires an entity to establish a going concern assessment process.  ASU 2014-15 became effective for the Company on January 1, 2016.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04,  Intangibles – Goodwill and Other (Topic 350),  which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test.  ASU 2017-04 is effective for annual and interim impairment tests in fiscal years beginning after December 15, 2019 and is required to be adopted using a prospective approach.  Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company has not yet determined the effect of the standard on its consolidated financial statements and related disclosures.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

In January 2017, the FASB issued ASU 2017-01,  Business Combinations (Topic 805): Clarifying the Definition of a Business,  which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU 2017-01 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017 and is required to be adopted using a prospective approach.  Early adoption is permitted for transactions not previously reported in issued financial statements.  The Company has not yet determined the effect of the standard on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification for certain cash receipts and cash payments on the consolidated statement of cash flow. ASU 2016-15 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted in any interim or annual reporting period. The standard requires a retrospective transition method for each period presented. The Company has not yet determined the effect of the standard on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the guidance in ASU 2014-09 by one year.  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides clarification on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.  In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amended several items of 2014-09.  ASU 2014-09 is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet determined the effect of the standard on its consolidated financial statements and related disclosures.

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and subsequent to the IPO, began to operate and control all of the business affairs of RMCO.  RE/MAX Holdings owns a 58.43% and 58.33% economic interest in RMCO as of December 31, 2016 and 2015, respectively, and records a non-controlling interest for the remaining 41.57% and 41.67% economic interest in RMCO as of December 31, 2016 and 2015, respectively. RE/MAX Holdings’ economic interest in RMCO increased due to an increase in common units, which were issued concurrently with the issuance of shares of Class A common stock upon the exercise of 28,057 stock options and upon the vesting of 40,140 restricted stock units, net of shares withheld as discussed in Note 13, Equity-Based Compensation. RE/MAX Holdings’ only sources of cash flow from operations are distributions from RMCO and management fees received pursuant to the management services agreement between RE/MAX Holdings and RMCO. “Net income attributable to non-controlling interest” in the accompanying Consolidated Statements of Income represents the portion of earnings attributable to the economic interest

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

in RMCO held by the non-controlling unitholders.  “Non-controlling interest” in the accompanying Consolidated Balance Sheets is adjusted to reflect tax and other cash distributions made to, and the income allocated to, the non-controlling unitholders as well as any redemptions of Common Units in RMCO pursuant to the terms of RMCO’s fourth amended and restated limited liability company operating agreement (“the New RMCO, LLC Agreement”). The ownership of the common units in RMCO is summarized as follows:

d

	As of December 31,
	2016		2015
	Shares	Ownership %	Shares	Ownership %
Non-controlling unitholders ownership of common units in RMCO	12,559,600	41.57%	12,559,600	41.67%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,652,548	58.43%	17,584,351	58.33%
Total common units in RMCO	30,212,148	100.00%	30,143,951	100.00%

The weighted average ownership percentages for the applicable reporting periods are used to calculate the net income attributable to RE/MAX Holdings.  RE/MAX Holdings’ weighted average ownership percentage in RMCO was 58.40%,  42.33% and 39.57% for the years ended December 31, 2016, 2015 and 2014.  In 2015 RE/MAX Holdings’ economic interest in RMCO significantly increased due to the increase in common units from the issuance of shares of Class A common stock as a result of the Secondary Offering described in Note 1, Business and Organization.  A reconciliation of “Income before provision for income taxes” to “Net income attributable to RE/MAX Holdings, Inc.” for the periods indicated is detailed as follows (in thousands, except percentages):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Income before provision for income taxes attributable to RE/MAX Holdings, Inc.	$36,787	$26,797	$21,339
Provision for income taxes attributable to RE/MAX Holdings, Inc.	(14,050)	(10,142)	(7,903)
Net income attributable to RE/MAX Holdings, Inc.	$22,737	$16,655	$13,436

A reconciliation of the “Provision for income taxes” in the accompanying Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Provision for income taxes attributable to RE/MAX Holdings, Inc. (a)	$(14,050)	$(10,142)	$(7,903)
Provision for income taxes attributable to entities other than RE/MAX Holdings, Inc. (b)	(1,223)	(1,888)	(2,045)
Provision for income taxes	$(15,273)	$(12,030)	$(9,948)

(a)

The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes as well as RE/MAX Holdings’ proportionate share of the net assets of RMCO of the taxes imposed directly on RE/MAX, LLC, a wholly-owned subsidiary of RMCO, related to tax liabilities in certain foreign jurisdictions of approximately $1,676,000,  $1,280,000 and $1,339,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

(b)

The provision for income taxes attributable to entities other than RE/MAX Holdings primarily represents taxes imposed directly on RE/MAX, LLC, a wholly-owned subsidiary of RMCO, related to tax liabilities in certain foreign jurisdictions that are allocated to the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

As authorized by the New RMCO, LLC Agreement, RMCO makes cash distributions to non-controlling unitholders. As a limited liability company (treated as a partnership for income tax purposes), RMCO does not incur significant domestic federal, state or local income taxes, as these taxes are primarily the obligations of its members.  RMCO is generally required to distribute cash on a pro-rata basis to its members to the extent necessary to cover each member’s estimated tax liabilities, if any, with respect to their allocable share of RMCO earnings.  In addition, other cash distributions may be made to non-controlling unitholders based on their ownership percentage in RMCO as determined in accordance with the RMCO, LLC Agreement.  Upon completion of its tax returns with respect to the prior year, RMCO may make other true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

In addition, RMCO pays other distributions on a quarterly basis equal to the dividend payments to the stockholders of the Company’s Class A common stock. The dividend distributions are discussed further in Note 4, Earnings Per Share and Dividends. The tax and other distributions are recorded in “Non-controlling interest” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity and the paid portion is reported in “Distributions paid to non-controlling unitholders” in the accompanying Consolidated Statements of Cash Flows.

On February 22, 2017, the Company declared a distribution to non-controlling unitholders of $2,261,000, which is payable on March 22, 2017.

The distributions paid or payable to or on behalf of non-controlling unitholders under the New RMCO, LLC Agreement are summarized as follows:

	Year Ended
	December 31,
	2016	2015
Tax and other distributions	$10,391	$7,358
Dividend distributions	7,536	35,469
Total distributions	$17,927	$42,827

Tax Receivable Agreements

At the time of the Company’s IPO, RE/MAX Holdings entered into separate tax receivable agreements (“TRAs”) with its historical owners, RIHI and Weston Presidio V, L.P. (“Weston Presidio”), that provide for the payment by RE/MAX Holdings to RIHI and Weston Presidio of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RE/MAX Holdings actually realizes, or in some circumstances is deemed to realize, as a result of an increase in its share of tax basis in RMCO’s tangible and intangible assets, including increases attributable to payments made under the TRAs, and deductions attributable to imputed and actual interest that accrues in respect of such payments. These tax benefit payments are not necessarily conditioned upon one or more of RIHI or Weston Presidio maintaining a continued ownership interest in either RMCO or RE/MAX Holdings. RE/MAX Holdings expects to benefit from the remaining 15% of cash savings, if any, that it may actually realize, which has been reflected as an increase in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. The provisions of the separate TRAs that RE/MAX Holdings entered into with RIHI and Weston Presidio were substantially identical.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

During the second quarter of 2015, Weston Presidio assigned, transferred and conveyed to Oberndorf all of its rights, title and interest in and to, and all of its liabilities and obligations under, the TRA dated as of October 7, 2013 by and between RE/MAX Holdings and Weston Presidio. In connection therewith, the Company entered into a joinder to the TRA on May 29, 2015 with Weston Presidio and Oberndorf (the “Joinder Agreement”). Neither the assignment and transfer nor the Joinder Agreement impacted the financial position, results of operations or cash flows of the Company.

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2016, the Company reflected a liability of $98,809,000 representing the payments due to RIHI and Oberndorf under the terms of the TRAs (see current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Consolidated Balance Sheets).

As of December 31, 2016, the Company estimates that amounts payable pursuant to the TRAs within the next 12-month period will be approximately $13,235,000, of which $2,602,000 is related to RE/MAX Holdings’ 2014 federal and state tax returns, $4,605,000 is related to RE/MAX Holdings’ 2015 federal and state tax returns and the remainder is related to RE/MAX Holdings’ 2016 federal and state tax returns. To determine the current amount of the payments due to RIHI and Oberndorf, the Company estimated the amount of taxable income that RE/MAX Holdings generated as well as the amount of the specified deductions subject to the TRAs which were realized by RE/MAX Holdings in its federal and state tax returns. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which a current TRA obligation became due (i.e. payable within 12 months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs. The Company paid $1,344,000 and $0 pursuant to the terms of the TRAs during the years ended December 31, 2016 and 2015, respectively. On January 20, 2017, the Company paid $1,931,000 pursuant to the TRAs.

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

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$22,737	$16,655	$13,436
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,628,741	12,671,051	11,611,164
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,628,741	12,671,051	11,611,164
Add dilutive effect of the following:
Stock options	5,059	130,001	578,888
Restricted stock units	43,968	28,162	51,925
Weighted average shares of Class A common stock outstanding, diluted	17,677,768	12,829,214	12,241,977
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$1.29	$1.31	$1.16
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$1.29	$1.30	$1.10

There were no anti-dilutive shares for the years ended December 31, 2016, 2015 and 2014. The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Dividends

Dividends declared and paid to holders of the Company’s Class A common stock during the years ended December 31, 2016, 2015 and 2014 were $10,578,000,  $24,003,000 and $2,901,000, respectively. Dividends declared and paid quarterly per share on all outstanding shares of Class A common stock during years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016		2015		2014
	Per share	Date paid	Per share	Date paid	Per share	Date paid
Dividend declared during quarter ended:
March 31	$0.1500	March 23, 2016	$1.6250	April 8, 2015	$0.0625	April 18, 2014
June 30	0.1500	June 2, 2016	0.1250	June 4, 2015	0.0625	June 5, 2014
September 30	0.1500	August 31, 2016	0.1250	September 3, 2015	0.0625	September 3, 2014
December 31	0.1500	December 1, 2016	0.1250	November 27, 2015	0.0625	December 4, 2014
	$0.6000		$2.0000		$0.2500

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

On February 22, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share on all outstanding shares of Class A common stock, which is payable on March 22, 2017 to stockholders of record at the close of business on March 8, 2017.

5. Acquisitions and Dispositions

Acquisitions

RE/MAX of Georgia, Inc., RE/MAX of Kentucky/Tennessee, Inc. and RE/MAX of Southern Ohio, Inc.

On December 15, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of Georgia, Inc. (“RE/MAX of Georgia”), RE/MAX of Kentucky/Tennessee, Inc. (“RE/MAX of Kentucky/Tennessee”), and RE/MAX of Southern Ohio, Inc. (“RE/MAX of Southern Ohio”), collectively (“RE/MAX Regional Services”) including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the states of Georgia, Kentucky and Tennessee and in the Southern Ohio area for cash consideration of $50,400,000.  RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company funded the acquisition by refinancing its 2013 Senior Secured Credit Facility (See Note 9: Debt) and using cash from operations.

The regional franchise agreements acquired were preliminarily valued using an income approach which utilizes level 3 inputs, and are being amortized over the remaining contractual terms of approximately one year for RE/MAX of Georgia, Inc. and ten years for both RE/MAX of Kentucky/Tennessee, Inc. and RE/MAX of Southern Ohio, Inc. using the straight-line method. The preliminary estimated fair value of the assets acquired is subject to adjustments based on the Company’s final assessment of the fair values of the franchise agreements, which is the acquired asset with the highest likelihood of changing upon finalization of the valuation process.

RE/MAX of New Jersey, Inc.

On December 1, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of New Jersey, Inc. (“RE/MAX of New Jersey”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of New Jersey for cash consideration of $45,000,000. RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company used cash generated from operations to fund the acquisition.

The regional franchise agreements acquired were preliminarily valued using an income approach, which utilizes level 3 inputs, and are being amortized over the remaining contractual term of approximately eight years using the straight-line method. The preliminary estimated fair value of the assets acquired is subject to adjustments based on the Company’s final assessment of the fair values of the franchise agreements, which is the acquired asset with the highest likelihood of changing upon finalization of the valuation process.

Full House Mortgage Connection, Inc.

Motto Franchising, LLC (“Motto Franchising”), a wholly-owned subsidiary of RE/MAX, LLC, was formed and developed to franchise mortgage brokerages. On September 12, 2016, Motto Franchising acquired certain assets of Full House Mortgage Connection, Inc. (“Full House”), a franchisor of mortgage brokerages that created concepts used to develop Motto, for initial cash consideration of $8,000,000.  Motto Franchising, as a franchisor, grants each franchisee a license to use the Motto Mortgage brand, trademark, promotional and operating materials and concepts. The Company used cash generated from operations to initially fund the acquisition. Additional cash consideration may be required based on future revenues generated, as discussed below.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the estimated consideration transferred at the acquisition (in thousands):

Cash consideration	$8,000
Contingent purchase consideration	6,300
Total purchase price	$14,300

The Company is required to pay additional purchase consideration totaling eight percent of gross revenues generated by Motto each year for the next ten years, excluding certain fees, with no limitation as to the maximum payout. The consideration is payable following each anniversary of the acquisition, beginning October 1, 2017 and ending September 30, 2026. The acquisition date fair value of the contingent purchase consideration of $6,300,000 represents the forecasted discounted cash payments that the Company expects to pay Full House with respect to the acquired business.  The Company’s accrued contingent purchase consideration is categorized in Level 3 of the fair value hierarchy.  See Note 10, Fair Value Measurements, for further detail.

The Company will amortize the non-compete agreement over a useful life of 10 years using the straight-line method, which approximates the timing in which the Company expects to receive the benefit from the agreement. As of December 31, 2016, the Company has finalized its purchase allocations related to the acquisition of Full House.

RE/MAX of Alaska, Inc.

On April 1, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of Alaska, Inc. (“RE/MAX of Alaska”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of Alaska for cash consideration of $1,500,000.   RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company used cash generated from operations to fund the acquisition.

The regional franchise agreements acquired were valued using an income approach, which utilizes level 3 inputs, and are being amortized over the remaining contractual term of approximately five years using the straight-line method.  As of December 31, 2016, the Company has finalized its purchase allocations related to the acquisition of RE/MAX of Alaska.

RE/MAX of New York, Inc.

On February 22, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of New York, Inc. (“RE/MAX of New York”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of New York for cash consideration of $8,500,000.   RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company used cash generated from operations to fund the acquisition.

The regional franchise agreements acquired were valued using an income approach, which utilizes level 3 inputs, and are being amortized over the remaining contractual term of approximately eleven years using the straight-line method. As of December 31, 2016, the Company has finalized its purchase allocations related to the acquisition of RE/MAX of New York.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the allocation of the purchase price to the fair value of assets acquired for the aforementioned acquisitions (in thousands):

	RE/MAX Regional Services	RE/MAX of New Jersey	Full House	RE/MAX of Alaska	RE/MAX of New York	Total
Cash and cash equivalents	$-	$335	$-	$-	$131	$466
Franchise agreements	28,000	28,200	-	529	5,000	61,729
Non-compete agreement	-	-	2,500	-	-	2,500
Other assets	-	-	-	-	340	340
Goodwill	22,400	16,465	11,800	971	3,029	54,665
Total purchase price	$50,400	$45,000	$14,300	$1,500	$8,500	$119,700
Acquisition-related costs(a)	$495	$458	$130	$15	$141	$1,239
Revenue since acquisition date(b)	$265	$424	$3	$182	$1,867	$2,741

(a)

Includes acquisition-related costs such as legal, accounting and advisory fees as well as consulting fees for integration services for the year ended December 31, 2016 that are included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

(b)	Includes the amount of revenue of the acquiree since the acquisition date through the year ended December 31, 2016 that are included in the accompanying Consolidated Statements of Income.

The acquired assets of RE/MAX Regional Services, RE/MAX of New Jersey, RE/MAX of Alaska and RE/MAX of New York each constitute a business and were accounted for using the fair value acquisition method.  The acquired assets of Full House constitute a business and were accounted for as a business combination using the fair value acquisition method.  The total purchase price for all 2016 acquisitions was allocated to the assets acquired based on their estimated fair values. The excess of the total purchase price over the estimated fair value of the identifiable assets acquired was recorded as goodwill. The goodwill recognized for all 2016 acquisitions is attributable to expected synergies and projected long term revenue growth. All of the goodwill recognized is tax deductible.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of RE/MAX Regional Services, RE/MAX of New Jersey, Full House, RE/MAX of Alaska and RE/MAX of New York had occurred on January 1, 2015. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results, including additional amortization expense associated with the valuation of the acquired franchise agreements. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2016	2015
	(In thousands, except per share amounts)
Total revenue	$188,352	$189,397
Net income attributable to RE/MAX Holdings, Inc.	$23,735	$16,825
Basic earnings per common share	$1.35	$1.33
Diluted earnings per common share	$1.34	$1.31

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Dispositions

STC Northwest, LLC d/b/a RE/MAX Northwest Realtors

On January 20, 2016, the Company sold certain operating assets and liabilities related to three owned brokerage offices located in the U.S., of STC Northwest, LLC d/b/a RE/MAX Northwest Realtors, a wholly owned subsidiary of the Company. The Company recognized a loss on the sale of the assets and the liabilities transferred of approximately $90,000 during the first quarter of 2016, which is reflected in “Loss (gain) on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

Sacagawea, LLC d/b/a RE/MAX Equity Group

On December 31, 2015, the Company sold certain operating assets and liabilities related to 12 owned brokerage offices located in the U.S., of Sacagawea, LLC d/b/a RE/MAX Equity Group (“RE/MAX Equity Group”), a wholly owned subsidiary of the Company. The Company recognized a gain on the sale of the assets of approximately $2,794,000 during the fourth quarter of 2015, which is reflected in “Loss (gain) on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

RB2B, LLC d/b/a RE/MAX 100

On April 10, 2015, the Company sold certain operating assets and liabilities related to six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100 (“RE/MAX 100”), a wholly owned subsidiary of the Company. The Company recognized a gain on the sale of the assets and the liabilities transferred of $615,000 during the second quarter of 2015, which is reflected in “Loss (gain) on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

Disposition of RE/MAX Caribbean Islands, Inc.

On December 31, 2014, the Company sold substantially all of the assets of its owned and operated regional franchising operations located in the Caribbean and Central America for a net purchase price of approximately $100,000 and recognized a gain on the sale of the assets of approximately $12,000 which is reflected in “Loss (gain) on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income. In connection with the sale of the assets, the Company entered into separate regional franchise agreements effective January 1, 2015 with a term of 20 years with the purchasers, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable Life	2016	2015
Leasehold improvements	Shorter of estimated useful life or life of lease	$3,063	$2,258
Office furniture, fixtures and equipment	2 - 10 years	11,660	12,046
Equipment under capital leases	Shorter of estimated useful life or life of lease	164	1,274
		14,887	15,578
Less accumulated depreciation		(12,196)	(13,183)
		$2,691	$2,395

Depreciation expense was $868,000,  $1,045,000 and $1,110,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of December 31, 2016			As of December 31, 2015
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	11.6	$224,167	$(115,027)	$109,140	$162,438	$(100,499)	$61,939
Other intangible assets:
Software(a)	4.6	$13,207	$(7,154)	$6,053	$10,885	$(7,325)	$3,560
Trademarks	14.2	3,102	(1,782)	1,320	2,985	(1,604)	1,381
Non-compete	10.0	2,500	(62)	2,438	—	—	—
Total other intangible assets	7.9	$18,809	$(8,998)	$9,811	$13,870	$(8,929)	$4,941

(a)

As of December 31, 2016 and December 31, 2015, capitalized software development costs of $356,000 and $3,165,000, respectively, were recorded in “Other intangible assets” in the accompanying Consolidated Balance Sheets. As of these dates, the associated information technology infrastructure projects were not complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $15,226,000,  $14,079,000 and $14,206,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2016, the estimated future amortization expense for the next five years related to intangible assets with definite lives is as follows (in thousands):

Year ending December 31:
2017(a)	$19,643
2018	14,807
2019	14,632
2020	14,441
2021	14,065
$77,588

(a)	The decrease in estimated future amortization expense is due to certain acquired franchise agreements reaching the end of their contractual term during the year ended December 31, 2017.

The following table presents changes to goodwill for the years ended December 31, 2016 and 2015 (in thousands):

	Domestic Owned Regions	Global Owned Regions	Total
Balance, January 1, 2015	$68,809	$3,654	$72,463
Effect of changes in foreign currency exchange rates	-	(592)	(592)
Balance, December 31, 2015	68,809	3,062	71,871
Goodwill recognized related to current year acquisitions	54,665	-	54,665
Effect of changes in foreign currency exchange rates	-	97	97
Balance, December 31, 2016	$123,474	$3,159	$126,633

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2016	2015
Accrued payroll and related employee costs	$7,035	$8,040
Accrued property taxes	1,554	1,594
Accrued professional fees	1,382	981
Lease-related accruals	353	354
Other (a)	2,774	5,113
	$13,098	$16,082

(a)

Other accrued liabilities as of December 31, 2015 include $3,251,000 payable in connection with the December 28, 2015 judgment resulting from the litigation matter concerning the Company’s acquisition of the net assets of HBN, which was paid on February 2, 2016, as discussed in Note 15, Commitments and Contingencies.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

9. Debt

Debt consists of the following (in thousands):

	As of December 31,
	2016	2015
Senior Secured Credit Facility	$234,412	$202,635
Less unamortized debt issuance costs	(2,076)	(1,527)
Less unamortized debt discount costs	(1,516)	(751)
Less current portion	(2,350)	(14,805)
	$228,470	$185,552

Maturities of debt are as follows as of December 31, 2016 (in thousands):

Year ending December 31:
2017	$2,350
2018	2,350
2019	2,350
2020	2,350
2021	2,350
Thereafter	222,662
$234,412

Senior Secured Credit Facility

On July 31, 2013, the Company entered into a new credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.”  The 2013 Senior Secured Credit Facility consisted of a $230,000,000 term loan facility and a $10,000,000 revolving loan facility.

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both London Interbank Offered Rate (“LIBOR”) and Alternate Base Rate (“ABR”) loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts the Company may distribute in the form of dividends to its non-controlling unitholders and stockholders of its Class A common stock, referred to herein as the “First Amendment.”  In connection with the First Amendment, the Company incurred costs of $1,086,000 during the year ended December 31, 2015, of which $555,000 was recorded as an unamortized debt discount and are being amortized over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $531,000 was expensed as incurred.

On November 22, 2016, the 2013 Senior Secured Credit Facility was further amended, providing for an increase in the revolving commitment by $20,000,000 to a total of $30,000,000 effective upon the acquisition of RE/MAX Regional Services, and also waived certain limitations on acquisitions in order to enable us to consummate such acquisition.

On December 15, 2016, the 2013 Senior Secured Credit Facility was amended and restated, referred to herein as the “2016 Senior Secured Credit Facility.”  The 2016 Senior Secured Credit Facility consists of a $235,000,000 term loan facility which matures on December 15, 2023 and a $10,000,000 revolving loan facility which must be repaid on December 15, 2021. The proceeds provided by the term loan were used to refinance and repay existing indebtedness and fund the acquisition of RE/MAX Regional Services.  In connection with the 2016 Senior Secured Credit Facility, the Company incurred costs of $3,476,000 during the year ended December 31, 2016, of which $1,379,000 was recorded in “Debt, net of current portion” in the accompanying Consolidated Balance Sheets and are being amortized to interest

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

expense over the term of the 2016 Senior Secured Credit Facility and the remaining $2,097,000 was expensed as incurred.

Borrowings under the term loans and revolving loans accrue interest, at our option on (a)  LIBOR provided that LIBOR shall be no less than 0.75% plus a maximum applicable margin of 2.75% and, provided further, that LIBOR shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “Eurodollar Rate”) or (b) the greatest of (i) JPMorgan Chase Bank N.A.’s prime rate, (ii) the NYFRB Rate (as defined in the 2016 Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1%, (such greatest rate, the “ABR”) plus, in each case, the applicable margin. The applicable margin for Eurodollar Rate loans is 2.75% and for ABR loans is 1.75%.

The 2013 Senior Secured Credit Facility required RE/MAX, LLC to repay term loans with 50% of excess cash flow at the end of the applicable year if its total leverage ratio as defined therein was in excess of 2.50:1.00, with such percentage decreasing as RE/MAX, LLC’s leverage ratio decreased.  Under the 2013 Senior Secured Credit Facility, the Company was required to make principal payments out of excess cash flow, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made excess cash flow prepayments of $12,727,000,  $7,320,000 and $14,627,000 during the years ended December 31, 2016, 2015 and 2014, respectively.  The Company accounted for the mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss during the years ended December 31, 2016, 2015 and 2014 of $136,000,  $94,000 and $178,000, respectively, related to unamortized debt discount and issuance costs.

The 2016 Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the 2016 Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50.0% of excess cash flow at the end of the applicable fiscal year if RE/MAX, LLC’s total leverage ratio as defined in the 2016 Senior Secured Credit Facility is in excess of 3.25:1.00, with such percentage decreasing as RE/MAX, LLC’s leverage ratio decreases.  No mandatory prepayment and commitment reduction is required if the total leverage ratio as defined by the 2016 Senior Secured Credit Facility as of the last day of such fiscal year is less than 2.75 to 1.0.  The Company’s total leverage ratio was less than 2.75 to 1.0 as of December 31, 2016, and as a result, the Company does not expect to make an excess cash flow principal prepayment within the next 12-month period.  Mandatory principal payments of approximately $588,000 are due quarterly until the facility matures on December 15, 2023. The Company may make optional prepayments on the term loan facility at any time without penalty; however, no such optional prepayments were made during the year ended December 31, 2016.

As of December 31, 2016, we had $230.8 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our 2016 Senior Secured Credit Facility. Whenever amounts are drawn under the revolving line of credit, the 2016 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit. As of December 31, 2016, no amounts were drawn on the revolving line of credit.

The 2016 Senior Secured Credit Facility requires compliance with certain operational and financial covenants to the extent the Company has an outstanding balance on its revolving loan facility at the end of each quarter. The Company did not have an outstanding balance on the revolving loan facility as of December 31, 2016 and 2015, as such, no operational or financial covenants were in effect.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Quoted prices for identical instruments in active markets.
•

Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations, in which all significant inputs are observable in active markets. Level 2 liabilities that are measured, but not carried, at fair value on a recurring basis include the Company’s debt.  The fair value of the Company’s debt was estimated using a market approach based on the amount at the measurement date that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available.

•

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Level 3 liabilities that are measured at fair value on a recurring basis consist of the Company’s contingent consideration related to the acquisition of Full House.

A summary of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2016 is as follows (in thousands):

	As of December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent consideration	$6,400	$-	$-	$6,400

The Company did not have assets or liabilities measured at fair value on a recurring basis as of December 31, 2015.

The Company is required to pay additional purchase consideration totaling eight percent of gross revenues generated by Motto each year for the next ten years with no limitation as to the maximum payout. The consideration is payable following each anniversary, beginning October 1, 2017 and ending September 30, 2026. The acquisition date fair value of the contingent purchase consideration of $6,300,000 represents the forecasted discounted cash payments that the Company expects to pay the former owner of Full House with respect to Motto.  The Company measures this liability each reporting period and recognizes changes in fair value, if any, in earnings of the Company and included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted cash payments derived from anticipated gross revenues. The change in value from September 30, 2016 to December 31, 2016 is primarily due to a change in the discount rate used.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs for the period from January 1, 2016 to December 31, 2016 (in thousands):

Fair value of Contingent Consideration Liability
Balance at January 1, 2016	$-
Full House acquisition	6,300
Fair market value adjustments	100
Balance at December 31, 2016	$6,400

The following table summarizes the carrying values and estimated fair values of the 2016 Senior Secured Credit Facility for the year ended December 31,  2016 and the 2013 Senior Secured Credit Facility for the year ended December 31, 2015 including the current portion (in thousands):

	As of December 31,
	2016		2015
	Carrying Amounts	Fair Value Level 2	Carrying Amounts	Fair Value Level 2
Senior Secured Credit Facility	$230,820	$233,240	$200,357	$198,583

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I,  II and III during the year ended December 31, 2016.

11. Income Taxes

“Income before provision for income taxes” as shown in the accompanying Consolidated Statements of Income is comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$51,778	$52,127	$40,103
Foreign	11,305	11,253	13,824
Total	$63,083	$63,380	$53,927

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Components of the “Provision for income taxes” in the accompanying Consolidated Statements of Income consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$8,002	$5,451	$4,304
Foreign	2,855	3,019	3,383
State and local	943	1,029	396
Total current expense	11,800	9,499	8,083
Deferred expense
Federal	3,222	2,333	1,741
Foreign	13	25	(5)
State and local	238	173	129
Total deferred expense	3,473	2,531	1,865
Provision for income taxes	$15,273	$12,030	$9,948

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

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase due to state and local taxes, net of federal benefit	2.6	2.6	2.6
Effect of permanent differences	(0.4)	1.0	0.6
Income attributable to non-controlling interests	(14.1)	(19.7)	(18.7)
Other	1.1	0.1	(1.1)
Effective tax rate	24.2%	19.0%	18.4%

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income and are excluded from the Provision for Income Taxes (See Note 3: Non-controlling Interest).

Income taxes payable were $379,000 and $451,000 at December 31, 2016 and 2015, respectively.

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

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets
Goodwill, other intangibles and other assets and liabilities	$90,686	$95,275
Imputed interest deduction pursuant to tax receivable agreements	8,483	8,476
Rent liabilities	2,037	1,981
Compensation and benefits	1,606	2,056
Accrued liabilities	15	713
Allowance for doubtful accounts	979	768
Contingent acquisition liability	1,405	—
Other	840	442
Total deferred tax assets	106,051	109,711
Deferred tax liabilities
Property and equipment and other long lived assets	(414)	(466)
Total deferred tax liabilities	(414)	(466)
Total deferred tax assets and liabilities	$105,637	$109,245

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

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the years ended December 31, 2016, 2015 and 2014. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the “Provision for income taxes” in the accompanying Consolidated Statements of Income.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. RE/MAX Holdings will file its 2016 income tax return by September 15, 2017. RE/MAX Holdings filed its 2015 tax return on September 14, 2016, its 2014 tax return on September 9, 2015 and its initial income tax return for the period from October 7, 2013 through December 31, 2013 on September 12, 2014. RMCO is not subject to domestic federal income taxes as it is a flow-through entity, however, RMCO is still required to file an annual U.S. Return of Partnership Income. The Company was notified on January 6, 2016 that RMCO’s 2013 U.S. Return of Partnership Income was selected for examination by the Internal Revenue Service. The audit commenced in April 2016 and concluded in June 2016 and no changes were made as a result of the audit. With respect to state and local jurisdictions and countries outside of the U.S., the Company and its subsidiaries are typically subject to examination for three to four years after the income tax returns have been filed.

12. Capital Structure

RE/MAX Holdings Capital Structure

RE/MAX Holdings has two classes of common stock, Class A common stock and Class B common stock, which are described as follows:

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Upon dissolution, liquidation or the sale of all or substantially all of the Company’s assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive the Company’s remaining assets available for distribution on a pro-rata basis.

Holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

Class B common stock

RIHI is the sole holder of Class B common stock.  The holder of Class B common stock is entitled to two votes for each Common Unit in RMCO held by the holder, without regard to the number of shares of Class B common stock held. Accordingly, Common Unitholders of RMCO collectively have a number of votes in RE/MAX Holdings that is equal to two times the aggregate number of Common Units that they hold.

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

13. Equity-Based Compensation

On September 30, 2013, the Company’s Board of Directors adopted the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”), which authorized 2,365,793 shares. The 2013 Incentive Plan became effective on September 30, 2013 and provides for the grant of incentive stock options to the Company’s employees, and for the grant of shares of the RE/MAX Holdings Class A common stock, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalent rights, cash-based awards and any combination thereof to employees, directors and consultants of the Company.

The Company recognizes equity-based compensation expense in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. The Company recognizes corporate income tax benefits relating to the exercise of options and vesting of restricted stock units in “Provision for income taxes” in the accompanying Consolidated Statements of Income.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Employee stock-based compensation expense under the Company’s 2013 Incentive Plan was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Expense from RSUs	$2,330	$1,453	$2,002
Excess tax benefit from share-based compensation	(261)	(2,770)	(736)
Net compensation cost (benefit)	$2,069	$(1,317)	$1,266

Restricted Stock Units

The following table summarizes the Company’s activity for restricted stock units for the year ended December 31, 2016:

		Weighted average grant date
	Restricted Stock Units	fair value per share
Nonvested at January 1, 2016	96,765	$30.80
Granted	89,359	$33.24
Shares vested (including tax withholding) (a)	(53,779)	$29.75
Forfeited	(5,334)	$30.02
Nonvested at December 31, 2016	127,011	$33.00

(a)

Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

The following table summarizes information about our RSU grants during the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Weighted average grant date fair value per RSU granted	$33.24	$32.45	$-

As of December 31, 2016, there was $2,603,000 of total unrecognized stock-based compensation expense related to unvested RSUs. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.83 years.

At December 31, 2016, there were 2,168,516 additional shares available for the Company to grant under the 2013 Incentive Plan.

Stock Options

During 2012, RMCO adopted an equity-based compensation plan (the “Plan”) pursuant to which RMCO’s Board of Managers granted 31,500 RMCO Class B common unit options to certain employees. On October 1, 2013 and in connection with the IPO, the Class B common unit options were split 25 for 1 and then substituted for 787,500 options to acquire shares of RE/MAX Holdings’ Class A common stock.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Company’s stock option activity for the year ended December 31, 2016:

Weighted Average
		Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Options Outstanding at January 1, 2016	28,057	$3.60
Granted	—
Exercised	(28,057)	$3.60
Forfeited	—
Options Outstanding at December 31, 2016	—		—	$—
Exercisable at December 31, 2016	—		—	$—

The Company received $101,000,  $2,248,000 and $486,000 in cash proceeds related to the exercise of stock options during the years ended December 31, 2016, 2015 and 2014, respectively. Upon the exercise of stock options, shares of Class A common stock are issued from authorized common shares. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 were $915,000,  $19,154,000 and $3,839,000 respectively.

14. Leadership Changes and Restructuring Activities

On January 7, 2016, the Company’s former Chief Financial Officer and Chief Operating Officer entered into a separation and transition agreement (the “Separation and Transition Agreement”) pursuant to which he served as Co-Chief Financial Officer from January 15, 2016 through March 31, 2016 and separated from the Company effective March 31, 2016.  The Company recorded a liability, measured at its estimated fair value, for payments to be made under the Separation and Transition Agreement, with a corresponding charge to “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.  The Company incurred a total cost of $1,043,000, including $331,000 of equity-based compensation expense during the year ended December 31, 2016.  All amounts were paid during the year ended December 31, 2016.

On May 4, 2015, the Company’s former President entered into a retirement agreement with the Company (the “Retirement Agreement”) pursuant to which he retired on August 19, 2015. Subject to the terms of the Retirement Agreement, the Company is required to provide retirement benefits over a 24-month period, beginning in September 2015. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Retirement Agreement, with a corresponding charge to “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. The Company incurred a total cost of $877,000, including $216,000 of equity-based compensation expense, during the year ended December 31, 2015.  As of December 31, 2016 and December 31, 2015, the short-term portion of the liability was $175,000 and $250,000, respectively, and is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets. As of December 31, 2016 and December 31, 2015, the long-term portion of the liability was $0 and $175,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

On December 31, 2014, the Company’s former Chief Executive Officer retired and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company is required to provide severance and other related benefits over a 36-month period, beginning in October 2015. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation Agreement, with a corresponding charge to “Selling, general and administrative expenses” The Company will incur a total cost of $3,581,000, including $1,007,000 of equity-based compensation expense related to this retirement. Of this amount, the Company has recognized a total of $3,569,000, of which $12,000 was incurred during the year ended December 31, 2016. As of December 31, 2016 and 2015, the short-term portion of the liability was $789,000 and $759,000,

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

respectively, and is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets. As of December 31, 2016 and 2015, the long-term portion of the liability was $0 and $789,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

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

The Company’s severance and other related expenses incurred for the aforementioned leadership changes and restructuring activities were $1,055,000,  $1,091,000 and $4,848,000 for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

The following table presents a rollforward of the estimated fair value liability established for the aforementioned leadership changes and restructuring activities during the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Balance, January 1	$1,973	$2,408
Severance and other related expenses	1,055	1,091
Accretion	59	82
Cash payments	(1,792)	(1,392)
Non-cash adjustment (a)	(331)	(216)
Balance, December 31	$964	$1,973

(a)

For the year ended December 31, 2016, the non-cash adjustment represents the non-cash equity-based compensation expense recorded for the accelerated vesting of restricted stock units pursuant to the terms of the Separation and Transition Agreement.  For the year ended December 31, 2015, the non-cash adjustment represents the non-cash equity-based compensation expense recorded for the accelerated vesting of restricted stock units pursuant to the terms of the Retirement Agreement.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable leases, subject to certain provisions for renewal options and escalation clauses. Future minimum payments (including those allocated to an affiliate) under these leases and commitments, net of payments under sublease agreements, are as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
2017	$8,327	$(915)	$7,412
2018	8,504	(894)	7,610
2019	8,624	(527)	8,097
2020	8,875	(119)	8,756
2021	8,815	—	8,815
Thereafter	59,451	—	59,451
	$102,596	$(2,455)	$100,141

Minimum rent payments under noncancelable operating leases are recognized on a straight-line basis over the terms of the leases. Rent expense, excluding amounts related to gain or loss on sublease, was $7,531,000,  $10,629,000 and $12,362,000 for the years ended December 31, 2016,  2015 and 2014, respectively, net of amounts recorded under sublease agreements of $1,142,000,  $1,163,000 and $1,126,000 for the years ended December 31, 2016,  2015 and 2014, respectively.

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

Upon entering into the Master Lease, the Company became the primary lessee for all facilities located on the headquarter property and issued subleases to two retail tenants already established on the property. The subleases range from 4,000 square feet to 10,500 square feet, have initial lease terms ranging from 5 to 10 years and renewal options ranging from two 5-year renewal options to nine 5-year renewal options. The lease for one of the retail tenants expired in November 2016 and was not renewed.  The Company is currently seeking a new tenant for that property.

On November 15, 2013, the Company entered into a sublease agreement with a tenant with a sublease term of five years to lease up to 20,000 square feet of office space under the Master Lease.  At that time, the Company’s expected costs related to the subleased space exceeded the anticipated revenues the Company expected to receive, and as a result, the Company recorded a loss related to the subleased office space of $1,179,000 during the year ended December 31, 2013.  As of December 31, 2016 and 2015, the short-term portion of the liability was approximately $353,000 and $349,000, respectively, and is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets. As of December 31, 2016 and 2015, the long-term portion of the liability was approximately $446,000 and $799,000, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

Contingencies

In connection with the Purchase of Full House, as described in Note 5, Acquisitions and Dispositions, the Company entered into an arrangement to pay additional purchase consideration based on Motto’s future gross revenues, excluding

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

certain fees, over the next ten years. As of December 31, 2016, this liability was estimated to be $6,400,000 and the short-term portion of the liability of $160,000 is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets and the long-term portion of the liability of $6,240,000 is recorded in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

In connection with the sale of the assets and liabilities related to the Company’s owned brokerage offices as described in Note 5, Acquisitions and Dispositions, the Company entered into three Assignment and Assumption of Leases Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments over approximately the next 55-month period under the respective lease agreements and accordingly, as of December 31, 2016, the Company has outstanding lease guarantees of $6,222,000. This amount represents the maximum potential amount of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreements govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser. As of December 31, 2016, the likelihood of default by the purchaser on one of the Assignment Agreements was deemed to be reasonably possible and as such, the Company recognized a loss of $243,000 in “Loss (gain) on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income during the year ended December 31, 2016. As of December 31, 2016, the short-term portion of the liability was $49,000 and is included in “Accrued liabilities” in the accompanying Consolidated Balance Sheets. The long-term portion of the liability was $151,000 and is recorded in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

In addition, the Company maintains a self-insurance program for health benefits. As of December 31, 2016 and 2015, the Company recorded a liability of $292,000 and $309,000, respectively, related to this program.

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

In connection with the IPO effective October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of HBN and Tails for consideration paid of $7,130,000 and $20,175,000, respectively. Regarding the acquisition of the net assets of HBN, several shareholders of HBN (the “Defendants”) dissented from the transaction and demanded payment for their shares in excess of consideration paid. Pursuant to the dissenters’ rights statute in the State of Colorado, HBN petitioned the District Court of Denver County, Colorado (the “Court”) to determine the fair value of HBN. The Court rendered a decision on December 28, 2015 and concluded that the fair value of HBN on October 7, 2013 was higher than the amount paid. Accordingly, the Court awarded the Defendants $3,153,000, which represents the amount of the Defendants’ share of HBN’s fair value as determined by the Court in excess of the consideration paid, as well as accrued interest from October 7, 2013 through the date of judgment. In addition, the Court’s decision provided for the payment of certain costs incurred in connection with the litigation and additional interest from the judgment date until the payment date. As a result of this conclusion, the Company recorded an accrual of $3,251,000 as of December 31, 2015, which was paid on February 2, 2016.

In connection with the Company’s acquisition of the net assets of Tails, several shareholders of Tails challenged the terms of the transaction and filed a shareholder action entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Tails, Inc. in the Circuit Court of Henrico County, Virginia ("Tails I"). The Court dismissed Tails I on December 23, 2013. The shareholders appealed that decision. On January 8, 2015, the Virginia Supreme Court affirmed the lower court's dismissal of Tails I. On March 7, 2016, the same Tails I plaintiffs filed a shareholder

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

derivative complaint and complaint for individual claims entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Gail Liniger, Dave Liniger, Bruce Benham, RE/MAX Holdings, Inc. and Tails Holdco, Inc. in Denver District Court ("Tails II"). The Tails II defendants, including the Company, filed a motion to dismiss the Tails II complaint in its entirety on April 15, 2016. On July 26, 2016, the Denver District Court dismissed all of the Tails II plaintiffs’ shareholder derivative claims. The Court did not dismiss the Tails II plaintiffs’ individual claims seeking $384,000 in total for interest allegedly owed. On August 24, 2016, the Plaintiffs moved to amend their Complaint to add additional individual claims alleging breach of fiduciary duty. The Tails II defendants intend to vigorously defend their position that the Tails II plaintiffs are not entitled to the relief sought. The Company believes a range for the potential impact to its financial position and results of operation is not determinable as of December 31, 2016. Accordingly, the Company currently has not recorded an accrual in the accompanying Consolidated Balance Sheets.

Except for the ongoing litigation concerning the acquisition of the net assets of Tails, management of the Company believes other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

16. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2016, 2015 and 2014, the Company recognized expense of $1,364,000,  $1,300,000 and $990,000, respectively, for matching contributions to the 401(k) Plan.

17. Related-Party Transactions

The Company’s owned real estate brokerage operations paid advertising fees to regional and national advertising funds, which promote the RE/MAX brand. These advertising funds are corporations owned by a majority stockholder of RIHI, who is also the Company’s Chief Executive Officer, Chairman and Co-Founder. This individual does not receive any compensation from these corporations, as all funds received by the corporations are, as a result of contractual commitments in our franchise agreements, required to be spent on advertising and technology for the respective regions.  During the years ended December 31, 2016, 2015 and 2014, the Company’s owned real estate brokerage operations paid $11,000,  $917,000 and $1,152,000, respectively, to these advertising funds. These payments are included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

The majority stockholders of RIHI, including the Company’s current Chief Executive Officer, Chairman and Co-Founder and the Company’s Vice-Chairman have made and continue to make a golf course they own available to the Company for business purposes. During the years ended December 31, 2016, 2015 and 2014, the Company used the golf course for business purposes at minimal charge.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities, and it allows these companies to share its leased office space. During the years ended December 31, 2016, 2015 and 2014, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $1,969,000,  $1,720,000 and $2,186,000, respectively.  Such amounts are generally paid within 30 days and no such amounts were outstanding at December 31, 2016 and 2015. In addition, affiliated regional franchisors have current outstanding continuing franchise fees, broker fees and franchise sales revenue amounts due from the Company of $145,000 and $66,000 as of December 31, 2016 and December 31, 2015, respectively. Such amounts are included in “Accounts payable to affiliates” in the accompanying Consolidated Balance Sheets.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Financial Information (unaudited)

Summarized quarterly results for the years ended December 31, 2016 and 2015 were as follows:

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except shares and per share amounts)
Total revenue	$42,917	$43,404	$45,559	$44,422
Total operating expenses	27,060	22,703	24,203	29,935
Operating income	15,857	20,701	21,356	14,487
Total other expenses, net	(2,202)	(2,036)	(2,204)	(2,876)
Income before provision for income taxes	13,655	18,665	19,152	11,611
Provision for income taxes	(3,259)	(4,285)	(4,632)	(3,097)
Net income	10,396	14,380	14,520	8,514
Less: net income attributable to non-controlling interest	5,456	7,419	7,609	4,589
Net income attributable to RE/MAX Holdings, Inc.	$4,940	$6,961	$6,911	$3,925

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.28	$0.39	$0.39	$0.22
Diluted	$0.28	$0.39	$0.39	$0.22
Weighted average shares of Class A common stock outstanding
Basic	17,584,351	17,636,590	17,645,696	17,647,930
Diluted	17,638,667	17,668,995	17,691,641	17,706,070

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except shares and per share amounts)
Total revenue	$44,207	$44,277	$45,110	$43,274
Total operating expenses	28,884	22,921	24,498	26,410
Operating income	15,323	21,356	20,612	16,864
Total other expenses, net	(4,045)	(1,841)	(2,142)	(2,747)
Income before provision for income taxes	11,278	19,515	18,470	14,117
Provision for income taxes	(2,148)	(3,457)	(3,277)	(3,148)
Net income	9,130	16,058	15,193	10,969
Less: net income attributable to non-controlling interest	6,379	11,088	10,396	6,923
Net income attributable to RE/MAX Holdings, Inc.	$2,751	$4,970	$4,797	$4,046

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.23	$0.41	$0.39	$0.28
Diluted	$0.22	$0.40	$0.39	$0.28
Weighted average shares of Class A common stock outstanding
Basic	11,817,605	12,225,678	12,333,690	14,283,839
Diluted	12,293,505	12,399,527	12,420,748	14,351,911

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal controls over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2016, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management believes that our internal controls over financial reporting was effective as of December 31, 2016.

KPMG has independently assessed the effectiveness of our internal controls over financial reporting and its report is included herein.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2016 with respect to shares of our Class A common stock issuable under our equity compensation plan:

Equity Compensation Plan Information
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to		Weighted-Average		Equity Compensation
	be Issued Upon Exercise		Exercise Price of		Plans (Excluding
	of Outstanding Options,		Outstanding Options,		Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights		Column (a))
Equity compensation plans approved by security holders	127,011	(1)	$—	(2)	2,168,516
Equity compensation plans not approved by security holders	—		—		—
Total	127,011	(1)	$—	(2)	2,168,516

(1)	Includes 127,011 shares issuable upon vesting of unvested restricted stock units.
(2)	The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015
•	Consolidated Statements of Income for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014
•	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014
•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014
•	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date: February 24, 2017	By:	/s/ David L. Liniger
David L. Liniger
Chief Executive Officer, Chairman and Co-Founder (Principal Executive Officer)

Date: February 24, 2017	By:	/s/ Karri R. Callahan
Karri R. Callahan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David L. Liniger	Chief Executive Officer, Chairman and Co-Founder	February 24, 2017
David L. Liniger	(Principal Executive Officer)

/s/ Karri R. Callahan	Chief Financial Officer (Principal	February 24, 2017
Karri R. Callahan	Financial Officer and Principal Accounting Officer)

/s/ Gail A. Liniger	Vice Chair and Co-Founder	February 24, 2017
Gail A. Liniger

/s/ Richard O. Covey	Director	February 24, 2017
Richard O. Covey

/s/ Kathleen J. Cunningham	Director	February 24, 2017
Kathleen J. Cunningham

/s/ Roger J. Dow	Director	February 24, 2017
Roger J. Dow

/s/ Ronald E. Harrison	Director	February 24, 2017
Ronald E. Harrison

/s/ Daniel J. Predovich	Director	February 24, 2017
Daniel J. Predovich

/s/ Christine M. Riordan	Director	February 24, 2017
Christine M. Riordan

/s/ Joseph A. DeSplinter	Director	February 24, 2017
Joseph A. DeSplinter

/s/ Teresa S. Van De Bogart	Director	February 24, 2017
Teresa S. Van De Bogart

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Asset Purchase Agreement, dated November 3, 2016, by and among RE/MAX, LLC; RE/MAX of New Jersey, Inc.; Joseph L. Ventresca; Jeffrey L. Snyder; and Maximum Trust.*	8-K	001-36101	11/3/2016	2.1
2.2	Asset Purchase Agreement, dated November 22, 2016, by and among RE/MAX, LLC; RE/MAX of Kentucky/Tennessee, Inc.; RE/MAX of Georgia, Inc.; RE/MAX of Southern Ohio, Inc.; Lisa McPherson, Scott McPherson, Robin McPherson, and Frank McCarty, each in their respective capacity as co-trustee for The McPherson Family Trust; Dane Ellison; and David Smith.*	8-K	001-36101	11/28/2016	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Bylaws of RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	3.2
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
10.1	2013 Omnibus Incentive Plan and related documents.	S-8	333-191519	10/1/2013	4.2
10.2	Credit Agreement, dated as of July 31, 2013, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-190699	8/19/2013	10.4
10.3	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.4	Employment Agreement, dated as of July 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Geoffrey Lewis.	S-1	333-190699	9/19/2013	10.8
10.5	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.6	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.7	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-Q	001-36101	11/14/2013	10.10
10.8	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.9	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12
10.10	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.	S-1	333-190699	9/27/2013	10.3

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.11	Form of Restricted Time-Based Stock Unit Award.					X
10.12	Form of Performance-Based Restricted Stock Unit Award.					X
10.13	Form of Restricted Stock Award (Directors and Senior Officers).	S-1	333-190699	9/27/2013	10.15
10.14	Form of Restricted Stock Award (General).	S-1	333-190699	9/27/2013	10.16
10.15	Form of Stock Option Award (Directors and Senior Officers).	S-1	333-190699	9/27/2013	10.17
10.16	Form of Stock Option Award (General).	S-1	333-190699	9/27/2013	10.18
10.17	First Amendment to Credit Agreement, dated as of March 11, 2015, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	001-36101	3/13/2015	10.24
10.18	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC	10-Q	001-36101	8/7/2015	10.3
10.19	Separation and Transition Agreement, dated as of January 7, 2016, between David Metzger, RE/MAX Holdings, Inc., RE/MAX, LLC and RIHI, Inc.	8-K	001-36101	1/7/2016	10.1
10.20	Amended and Restated Credit Agreement, dated as of December 15, 2016, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*	8-K	001-36101	12/21/2016	10.1
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer, Chairman and Co-Founder pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer, Chairman and Co-Founder and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*  Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request by the SEC.