Form 10-Q
period 2017-03-31
RE/MAX Holdings, Inc.
filed 2017-05-05
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of April 30, 2017 was 17,696,991 and 1, respectively.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$64,638	$57,609
Accounts and notes receivable, current portion, less allowances of $5,934 and $5,535, respectively	20,406	19,419
Other current assets	2,968	4,186
Total current assets	88,012	81,214
Property and equipment, net of accumulated depreciation of $12,399 and $12,196, respectively	2,745	2,691
Franchise agreements, net	103,780	109,140
Other intangible assets, net	9,496	9,811
Goodwill	126,660	126,633
Deferred tax assets, net	104,565	105,770
Other assets, net of current portion	1,817	1,894
Total assets	$437,075	$437,153
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,097	$855
Accounts payable to affiliates	204	145
Accrued liabilities	7,993	13,268
Income taxes payable	1,159	379
Tax and other distributions payable to non-controlling unitholders	3,568	—
Deferred revenue and deposits	17,757	16,306
Current portion of debt	2,350	2,350
Current portion of payable pursuant to tax receivable agreements	11,331	13,235
Total current liabilities	45,459	46,538
Debt, net of current portion	228,010	228,470
Payable pursuant to tax receivable agreements, net of current portion	85,574	85,574
Deferred tax liabilities, net	136	133
Other liabilities, net of current portion	15,942	15,729
Total liabilities	375,121	376,444
Commitments and contingencies (note 13)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,683,429 shares issued and outstanding as of March 31, 2017; 17,652,548 shares issued and outstanding as of December 31, 2016	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	447,113	447,001
Retained earnings	18,536	16,808
Accumulated other comprehensive income (loss), net of tax	16	(28)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	465,667	463,783
Non-controlling interest	(403,713)	(403,074)
Total stockholders' equity	61,954	60,709
Total liabilities and stockholders' equity	$437,075	$437,153

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Continuing franchise fees	$22,965	$18,907
Annual dues	8,235	7,904
Broker fees	8,235	7,201
Franchise sales and other franchise revenue	8,794	8,793
Brokerage revenue	—	112
Total revenue	48,229	42,917
Operating expenses:
Selling, operating and administrative expenses	26,794	23,232
Depreciation and amortization	5,995	3,721
(Gain) loss on sale or disposition of assets, net	(12)	107
Total operating expenses	32,777	27,060
Operating income	15,452	15,857
Other expenses, net:
Interest expense	(2,354)	(2,281)
Interest income	26	51
Foreign currency transaction (losses) gains	(23)	164
Loss on early extinguishment of debt	—	(136)
Total other expenses, net	(2,351)	(2,202)
Income before provision for income taxes	13,101	13,655
Provision for income taxes	(3,030)	(3,259)
Net income	$10,071	$10,396
Less: net income attributable to non-controlling interest	5,159	5,456
Net income attributable to RE/MAX Holdings, Inc.	$4,912	$4,940

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.28	$0.28
Diluted	$0.28	$0.28
Weighted average shares of Class A common stock outstanding
Basic	17,662,842	17,584,351
Diluted	17,716,013	17,638,667
Cash dividends declared per share of Class A common stock	$0.18	$0.15

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$10,071	$10,396
Change in cumulative translation adjustment	95	564
Other comprehensive income, net of tax	95	564
Comprehensive income	10,166	10,960
Less: comprehensive income attributable to non-controlling interest	5,210	5,757
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$4,956	$5,203

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2017	17,652,548	$2	1	$—	$447,001	$16,808	$(28)	$(403,074)	$60,709
Net income	—	—	—	—	—	4,912	—	5,159	10,071
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(5,849)	(5,849)
Equity-based compensation	38,709	—	—	—	562	—	—	—	562
Dividends to Class A common stockholders	—	—	—	—	—	(3,184)	—	—	(3,184)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	44	51	95
Payroll taxes related to net settled restricted stock units	(7,828)	—	—	—	(450)	—	—	—	(450)
Balances, March 31, 2017	17,683,429	$2	1	$—	$447,113	$18,536	$16	$(403,713)	$61,954

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$10,071	$10,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,995	3,721
Bad debt expense	343	146
Loss on early extinguishment of debt	—	136
Equity-based compensation expense	562	766
Deferred income tax expense	1,178	1,153
Fair value adjustments to contingent consideration	130	—
Other, net	115	222
Changes in operating assets and liabilities	(4,299)	(4,062)
Net cash provided by operating activities	14,095	12,478
Cash flows from investing activities:
Purchases of property, equipment and software	(640)	(1,389)
Capitalization of trademark costs	(17)	(13)
Acquisitions, net of cash acquired of $0 and $131, respectively	—	(8,369)
Other investing activity, net	—	54
Net cash used in investing activities	(657)	(9,717)
Cash flows from financing activities:
Payments on debt	(588)	(13,247)
Distributions paid to non-controlling unitholders	(2,281)	(1,884)
Dividends paid to Class A common stockholders	(3,184)	(2,638)
Payments on capital lease obligations	(4)	(27)
Payment of payroll taxes related to net settled restricted stock units	(450)	—
Net cash used in financing activities	(6,507)	(17,796)
Effect of exchange rate changes on cash	98	496
Net increase (decrease) in cash and cash equivalents	7,029	(14,539)
Cash and cash equivalents, beginning of year	57,609	110,212
Cash and cash equivalents, end of period	$64,638	$95,673
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,600	$2,280
Net cash paid for income taxes	$1,008	$1,253
Schedule of non-cash investing and financing activities:
Tax and other distributions payable to non-controlling unitholders	$3,568	$3,003
Note receivable received as consideration for sale of brokerage operations assets	$—	$150
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	$134	$456

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013.  On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of its shares of Class A common stock.  RE/MAX Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”).  As of March 31, 2017, RE/MAX Holdings owns 58.47% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.53% of common membership units in RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand. RE/MAX, founded in 1973, has over 110,000 agents operating in over 7,000 offices and a presence in more than 100 countries and territories. Motto Mortgage (“Motto”), founded in 2016, is the first nationally franchised mortgage brokerage in the U.S.  The Company sold certain operating assets and liabilities of its owned brokerage offices during 2015 and the first quarter of 2016 to existing RE/MAX franchisees (See Note 5, Acquisitions and Dispositions, for a discussion of the 2016 sales). Since then, the Company is 100% franchised, no longer operates any real estate brokerage offices and no longer recognizes brokerage revenue (which consisted of fees assessed by the Company’s owned brokerages for services provided to their affiliated real estate agents).  While the Company operates through both RE/MAX and Motto, due to the immateriality of revenue earned by Motto, the Company discloses only one reportable segment.

The Company’s revenue is derived as follows:

•    Continuing franchise fees which consist of fixed contractual fees paid monthly by regional franchise owners and franchisees based on the number of RE/MAX agents in the respective franchised region or office and the number of Motto offices (no significant continuing franchise fees were generated by Motto during the periods presented);

•    Annual dues from RE/MAX agents;

•    Broker fees, which consist of fees paid by regional RE/MAX franchise owners and franchisees for real estate commissions paid by customers when an agent sells a home;

•    Franchise sales and other franchise revenue which consist of fees from initial sales and renewals of RE/MAX and Motto franchises, regional franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs; and

•    Brokerage revenue prior to the sale of the Company’s brokerage offices during 2015 and the first quarter of 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2016, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2017 and December 31, 2016, the results of its operations, comprehensive income and cash flows for the three months ended March 31, 2017 and 2016, and changes in its stockholders’ equity for the three months ended March 31, 2017. Interim results may not be indicative of full year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

During 2016, the Company completed the acquisitions of six independent regions. Their results of operations, cash flows and financial positions are included in the consolidated financial statements from their respective dates of acquisition. See Note 5, Acquisitions and Dispositions, for additional information.

Reclassifications

Certain items in the accompanying condensed consolidated financial statements as of December 31, 2016 and for the three months ended March 31, 2016 have been reclassified to conform to the current year’s presentation.  These reclassifications did not affect the Company’s consolidated results of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation

As of March 31, 2017, RE/MAX Holdings owns 58.47% of the common membership units in RMCO and, as its managing member, RE/MAX Holdings controls RMCO’s operations, management and activities. As a result, RE/MAX Holdings consolidates RMCO and records a non-controlling interest in the accompanying Condensed Consolidated Balance Sheets and records net income attributable to the non-controlling interest and comprehensive income attributable to the non-controlling interest in the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, respectively.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent amendments, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The Company plans to adopt this standard on January 1, 2018.  We expect the adoption of the new guidance to change the timing of recognition of franchise sales and franchise renewal revenue. Currently we recognize revenue upon completion of a sale or renewal. Under the new guidance, franchise sales and renewal revenue, which are included in Franchise Sales and Other Franchise Revenue in the Consolidated Statement of Income, will be recognized over the contractual term of the franchise agreement.  We currently anticipate that we will utilize the full retrospective transition method, however, this expectation may change following the completion of our evaluation of the impact of this guidance on our consolidated financial statements and related disclosures.

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	March 31,		December 31,
	2017		2016
	Shares	Ownership %	Shares	Ownership %
Non-controlling unitholders ownership of common units in RMCO	12,559,600	41.53%	12,559,600	41.57%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,683,429	58.47%	17,652,548	58.43%
Total common units in RMCO	30,243,029	100.00%	30,212,148	100.00%

The weighted average ownership percentages for the applicable reporting periods are used to calculate the net income attributable to RE/MAX Holdings.  A reconciliation of “Income before provision for income taxes” to “Net Income attributable to RE/MAX Holdings, Inc.” and “Net Income attributable to non-controlling interest” in the accompanying

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2017			2016
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO (a)	58.44%	41.56%	100.00%	58.33%	41.67%	100.00%
Income before provision for income taxes	$7,624	$5,477	$13,101	$7,965	$5,690	$13,655
Provision for income taxes (b)(c)	(2,712)	(318)	(3,030)	(3,025)	(234)	(3,259)
Net income	$4,912	$5,159	$10,071	$4,940	$5,456	$10,396

(a)    The weighted average ownership percentage of RMCO differs slightly from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest as there are certain relatively insignificant expenses recorded at RE/MAX Holdings.

(b)    The provision for income taxes attributable to RE/MAX Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO.  However, it also includes its share of taxes imposed directly on RE/MAX, LLC and its consolidated subsidiaries (“RE/MAX, LLC”), a wholly-owned subsidiary of RMCO, related primarily to tax liabilities in certain foreign jurisdictions.

(c)    The provision for income taxes attributable to the non-controlling interest represents its share of taxes imposed on RE/MAX, LLC related primarily to tax liabilities in certain foreign jurisdictions.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement (the “New RMCO, LLC Agreement”), RMCO makes cash distributions to non-controlling unitholders.   The distributions paid or payable to or on behalf of non-controlling unitholders under the New RMCO, LLC Agreement are summarized as follows:

	Three Months Ended
	March 31,
	2017	2016
Tax and other distributions	$3,588	$3,003
Dividend distributions	2,261	1,884
Total distributions	$5,849	$4,887

On May 3, 2017, the Company declared a distribution to non-controlling unitholders of $2,261,000, which is payable on May 31, 2017.

Payments Pursuant to the Tax Receivable Agreements

As of March 31, 2017, the Company reflected a liability of $96,905,000 representing the payments due to RIHI and Oberndorf Investments LLC (“Oberndorf”) under the terms of the tax receivable agreements (the “TRAs”) (see current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Condensed Consolidated Balance Sheets).

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of March 31, 2017, the Company estimates that amounts payable pursuant to the TRAs within the next 12-month period will be approximately $11,331,000, of which $2,612,000 is related to RE/MAX Holdings’ 2014 federal and state tax returns, $2,691,000 is related to RE/MAX Holdings’ 2015 federal and state tax returns and the remainder is related to RE/MAX Holdings’ 2016 federal and state tax returns. To determine the current amount of the payments due to RIHI and Oberndorf, the Company estimated the amount of taxable income that RE/MAX Holdings generated as well as the amount of the specified deductions subject to the TRAs which were realized by RE/MAX Holdings in its federal and state tax returns. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which 85% is owed as a current TRA obligation (i.e. payable within 12 months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs. The Company paid $1,931,000 and $1,344,000 pursuant to the terms of the TRAs during the three months ended March 31, 2017 and 2016, respectively.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended
	March 31,
	2017	2016
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$4,912	$4,940
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,662,842	17,584,351
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,662,842	17,584,351
Add dilutive effect of the following:
Stock options	—	15,635
Restricted stock units	53,171	38,681
Weighted average shares of Class A common stock outstanding, diluted	17,716,013	17,638,667
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.28	$0.28
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.28	$0.28

There were no anti-dilutive shares for the three months ended March 31, 2017 and 2016.  The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Dividends

During the three months ended March 31, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share on all outstanding shares of Class A common stock, or $3,184,000 in total dividends, which along with a corresponding distribution to non-controlling unitholders of $2,261,000, was paid on March 22, 2017.  During the three months ended March 31, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on all outstanding shares of Class A common stock, or $2,638,000 in total dividends, which along with a corresponding distribution to non-controlling unitholders of $1,884,000, was paid on March 23, 2016.  On May 3, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share on all outstanding shares of Class A common stock, which is payable on May 31, 2017 to shareholders of record at the close of business on May 17, 2017.

5. Acquisitions and Dispositions

Acquisitions

RE/MAX of Georgia, Inc., RE/MAX of Kentucky/Tennessee, Inc. and RE/MAX of Southern Ohio, Inc.

On December 15, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of Georgia, Inc. (“RE/MAX of Georgia”), RE/MAX of Kentucky/Tennessee, Inc. (“RE/MAX of Kentucky/Tennessee”), and RE/MAX of Southern Ohio, Inc. (“RE/MAX of Southern Ohio”), collectively (“RE/MAX Regional Services”) including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the states of Georgia, Kentucky and Tennessee and in the Southern Ohio area for cash consideration of $50,400,000. RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company funded the acquisition by refinancing its 2013 Senior Secured Credit Facility (See Note 8:  Debt) and using cash from operations.

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

The following table summarizes the estimated consideration at acquisition (in thousands):

Cash consideration	$8,000
Contingent purchase consideration	6,300
Total purchase price	$14,300

The contingent purchase consideration and its subsequent valuation is more fully described in Note 9, Fair Value Measurements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of RE/MAX Regional Services, RE/MAX of New Jersey, Full House, RE/MAX of Alaska and RE/MAX of New York had occurred on January 1, 2016. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results, including additional amortization expense associated with the valuation of the acquired franchise agreements. This unaudited pro forma information should not be relied upon as necessarily being

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

Three Months Ended
March 31, 2016
(In thousands, except per share amounts)
Total revenue	$45,983
Net income attributable to RE/MAX Holdings, Inc. (a)	$3,907
Basic earnings per common share	$0.22
Diluted earnings per common share	$0.22

(a)

Includes the net impact of $1.0 million in professional fees and debt extinguishment costs incurred related to the amendment of the Company’s credit facility.  See Note 8, Debt, for a discussion of the credit facility.

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

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets, other than goodwill (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of March 31, 2017			As of December 31, 2016
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.2	$224,167	$(120,387)	$103,780	$224,167	$(115,027)	$109,140
Other intangible assets:
Software (a)	4.6	$13,314	$(7,484)	$5,830	$13,207	$(7,154)	$6,053
Trademarks	14.2	3,119	(1,828)	1,291	3,102	(1,782)	1,320
Non-compete	10.0	2,500	(125)	2,375	2,500	(62)	2,438
Total other intangible assets	7.9	$18,933	$(9,437)	$9,496	$18,809	$(8,998)	$9,811

(a)    As of March 31, 2017 and December 31, 2016, capitalized software development costs of $559,000 and $356,000, respectively, were information technology infrastructure projects not yet complete and ready for their intended use and thus were not subject to amortization.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Amortization expense for the three months ended March 31, 2017 and 2016 was $5,800,000 and $3,514,000, respectively.

As of March 31, 2017, the estimated future amortization expense for the next five years related to intangible assets with definite lives is as follows (in thousands):

As of March 31, 2017:
Remainder of 2017	$13,846
2018	14,836
2019	14,668
2020	14,471
2021	14,069
$71,890

The following table presents changes to goodwill for the three months ended March 31, 2017 (in thousands):

Balance, January 1, 2017	$126,633
Effect of changes in foreign currency exchange rates	27
Balance, March 31, 2017	$126,660

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued payroll and related employee costs	$4,013	$7,035
Accrued taxes	1,303	1,554
Accrued professional fees	712	1,382
Lease-related accruals	353	353
Other	1,612	2,944
	$7,993	$13,268

8. Debt

Debt consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
2016 Senior Secured Credit Facility	$233,825	$234,412
Less unamortized debt issuance costs	(2,004)	(2,076)
Less unamortized debt discount costs	(1,461)	(1,516)
Less current portion	(2,350)	(2,350)
	$228,010	$228,470

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Maturities of debt are as follows (in thousands):

As of March 31, 2017:
Remainder of 2017	$1,763
2018	2,350
2019	2,350
2020	2,350
2021	2,350
Thereafter	222,662
$233,825

Senior Secured Credit Facility

On December 15, 2016, RE/MAX, LLC, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “2016 Senior Secured Credit Facility”), which amended and restated a prior credit agreement (the “2013 Senior Secured Credit Facility”).  The 2016 Senior Secured Credit Facility consists of a $235,000,000 term loan facility which matures on December 15, 2023 and a $10,000,000 revolving loan facility which must be repaid on December 15, 2021.  Borrowings under the term loans and revolving loans, if any outstanding, accrue interest at LIBOR (as long as LIBOR is not less than the floor of 0.75%) plus a maximum applicable margin of 2.75%.  As of March 31, 2017, the interest rate was 3.90%.

Mandatory principal payments of approximately $588,000 are due quarterly until the facility matures on December 15, 2023. RE/MAX, LLC may make optional prepayments on the term loan facility at any time without penalty; however, no such optional prepayments were made during the three months ended March 31, 2017.

Under the 2013 Senior Secured Credit Facility, RE/MAX, LLC was required to make additional principal payments out of excess cash flow, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries.  RE/MAX, LLC made an excess cash flow prepayment of $12,727,000 during the three months ended March 31, 2016.  RE/MAX, LLC accounted for the mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss during the three months ended March 31, 2016 of $136,000 related to unamortized debt discount and issuance costs.

Under the 2016 Senior Secured Credit no additional mandatory prepayment and commitment reduction is required if the total leverage ratio as defined by the 2016 Senior Secured Credit Facility as of the last day of such fiscal year is less than 2.75 to 1.0.  RE/MAX, LLC’s total leverage ratio was less than 2.75 to 1.0 as of March 31, 2017, and as a result, RE/MAX, LLC does not expect to make an excess cash flow principal prepayment within the next 12-month period.

As of March 31, 2017, RE/MAX, LLC had $230,360,000 of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our 2016 Senior Secured Credit Facility. Whenever amounts are drawn under the revolving line of credit, the 2016 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

9. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016.

A summary of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	As of March 31, 2017				As of December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$6,530	$-	$-	$6,530	$6,400	$-	$-	$6,400

The Company is required to pay additional purchase consideration totaling eight percent of gross revenues generated by Motto each year for the next ten years with no limitation as to the maximum payout. The consideration is payable following each anniversary, beginning October 1, 2017 and ending September 30, 2026.  The acquisition date fair value of the contingent purchase consideration represented the forecasted discounted cash payments that the Company expects to pay Full House with respect to the acquired business. The Company measures this liability each reporting period and recognizes changes in fair value, if any, in earnings of the Company.  Any changes are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted cash payments derived from anticipated gross revenues.

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs for the period from January 1, 2017 to March 31, 2017 (in thousands):

Fair value of Contingent Consideration Liability
Balance at January 1, 2017	$6,400
Fair value adjustments	130
Balance at March 31, 2017	$6,530

The following table summarizes the carrying value and fair value of the 2016 Senior Secured Credit Facility as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,		December 31,
	2017		2016
	Carrying Amounts	Fair Value Level 2	Carrying Amounts	Fair Value Level 2
Senior Secured Credit Facility	$230,360	$235,286	$230,820	$233,240

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I,  II and III during the three months ended March 31, 2017.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Income Taxes

RE/MAX Holdings is subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.  The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income.  The “Provision for income taxes” is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings.  The provision for income taxes attributable to RE/MAX Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO.  However, it also includes its share of taxes imposed directly on RE/MAX, LLC, related primarily to tax liabilities in certain foreign jurisdictions.  The provision for income taxes attributable to the non-controlling interest represents it share of taxes imposed on RE/MAX, LLC related to tax liabilities primarily in certain foreign jurisdictions.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of March 31, 2017, the Company does not believe it has any significant uncertain tax positions.

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

11. Equity-Based Compensation

The Company’s Board of Directors adopted the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”), which authorized 3,576,466 shares. The 2013 Incentive Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of shares of RE/MAX Holdings Class A common stock, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) which may have time-based or performance-based vesting criteria, dividend equivalent rights, cash-based awards and any combination thereof to employees, directors and consultants of the Company.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Employee stock-based compensation expense under the Company’s 2013 Incentive Plan was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Expense from Time-based RSUs	$527	$766
Expense from Performance-based RSUs	35	-
Equity-based compensation expense	562	766
Tax benefit from share-based compensation	(123)	(170)
Excess tax benefit from share-based compensation	(207)	-
Net compensation cost	$232	$596

Time-based Restricted Stock Units

Time-based RSUs granted under the 2013 Incentive Plan are valued using the Company’s closing stock price on the date of grant.  Grants awarded to the Company’s Board of Directors generally vest over a one year period.  Grants awarded to the Company’s employees generally vest ratably over a three year period.  Compensation expense is recognized on a straight line basis over the vesting period.

The following table summarizes equity-based compensation activity related to time-based RSUs as of and for the three months ended March 31, 2017:

	Time-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2017	127,011	$33.00
Granted	43,450	$55.45
Shares vested (including tax withholding)(a)	(30,881)	$33.36
Forfeited	(7,828)	$33.18
Balance, March 31, 2017	131,752	$40.31

(a)    Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At March 31, 2017, there was $4,484,000 of total unrecognized time-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.97 years for time-based restricted stock units.

Performance-based Restricted Stock Units

Performance-based RSUs granted under the 2013 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company’s achievement of a specified revenue as well as the Company’s total shareholder return (“TSR”) relative to the TSR of all companies in the S&P SmallCap 600 Index over a three year performance period.  The number of shares that could be issued range from 0% to 150% of the participant’s target award.  Performance-based RSUs are valued on the date of grant using a Monte Carlo simulation for the TSR element of the award.  The Company’s expense will be adjusted based on the estimated achievement of revenue versus target.  Earned performance-based RSUs cliff-vest at the end of the three year performance period.  Compensation expense is recognized over the vesting period based on the Company’s estimated performance.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes equity-based compensation activity related to performance-based RSUs as of and for the three months ended March 31, 2017:

	Performance-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2017	—	$—
Granted (a)	33,961	$57.88
Shares vested (including tax withholding)	—	$—
Forfeited	—	$—
Balance, March 31, 2017	33,961	$57.88

(a)    Represents the total participant target award.

At March 31, 2017, there was $1,341,000 of total unrecognized performance-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.75 years for performance-based RSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 2,385,336 additional shares available for the Company to grant under the 2013 Incentive Plan as of March 31, 2017.

12. Leadership Changes

On January 7, 2016, the Company’s former Chief Financial Officer and Chief Operating Officer entered into a separation and transition agreement (the “Separation and Transition Agreement”) pursuant to which he separated from the Company effective March 31, 2016.  The Company incurred a total cost of $1,043,000, including $331,000 of equity-based compensation expense, which was recorded to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2016.

On December 31, 2014, the Company’s former Chief Executive Officer retired and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company is required to provide severance and other related benefits over a 36-month period, beginning in October 2015.  The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation Agreement, with a corresponding charge to “Selling, general and administrative expenses.” The Company incurred a total cost of $3,581,000, including $1,007,000 of equity-based compensation expense related to this retirement.

The Company’s severance and other related expenses incurred for the aforementioned leadership changes were $1,043,000 for the three months ended March 31, 2016, which is included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.  There were no such expenses incurred during the three months ended March 31, 2017.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents a rollforward of the estimated fair value liability established for the aforementioned leadership changes during the three months ended March 31, 2017 (in thousands):

Balance, January 1, 2017	$964
Severance and other related expenses	—
Accretion	8
Cash payments	(274)
Balance, March 31, 2017	$698

13. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable leases, subject to certain provisions for renewal options and escalation clauses.

Contingencies

In connection with the Purchase of Full House, as described in Note 5, Acquisitions and Dispositions, the Company entered into an arrangement to pay additional purchase consideration based on Motto’s future gross revenues, excluding certain fees, over the next ten years.  As of March 31, 2017, this liability was estimated to be $6,530,000.

In connection with the sale of the assets and liabilities related to the Company’s previously owned brokerages, the Company entered into three Assignment and Assumption of Lease Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments over approximately the next 52-month period under the respective lease agreements and accordingly, as of March 31, 2017, the Company has outstanding lease guarantees of $5,536,000. This amount represents the maximum potential amount of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreements govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser.

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

On October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of Tails, Inc. (“Tails”) for consideration paid of $20,175,000. Several shareholders of Tails challenged the terms of the transaction and filed a shareholder action entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Tails, Inc. in the Circuit Court of Henrico County, Virginia ("Tails I"). After the Circuit Court dismissed Tails I, the Virginia Supreme Court affirmed dismissal on January 8, 2015.  On March 7, 2016, the same Tails I plaintiffs filed a complaint entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Gail Liniger, Dave Liniger, Bruce Benham, RE/MAX Holdings, Inc. and Tails Holdco, Inc. in Denver District Court ("Tails II"). As amended by the Denver District Court on November 21, 2016, the Tails II Complaint alleges claims for breach of fiduciary duty and claims for interest allegedly owed.  The defendants intend to vigorously defend their position that the plaintiffs are not entitled to the relief sought.  The Company believes a range for the potential impact to its financial position and results of operation is not determinable as of March 31, 2017.  Accordingly, the Company currently has not recorded an accrual in the accompanying Condensed Consolidated Balance Sheets.

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

14. Related-Party Transactions

The majority stockholders of RIHI, including the Company’s current Chief Executive Officer, Chairman and Co-Founder and the Company’s Vice Chairman have made and continue to make a golf course they own available to the Company for business purposes. During the three months ended March 31, 2017 and 2016, the Company used the golf course for business purposes at minimal charge.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities, and it allows these companies to share its leased office space. During the three months ended March 31, 2017 and 2016, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $762,000 and $431,000, respectively.  Such amounts are generally paid within 30 days and no such amounts were outstanding at March 31, 2017 or December 31, 2016.  In addition, related party advertising funds have current outstanding amounts due from the Company of $204,000 and $145,000 as of March 31, 2017 and December 31, 2016, respectively.  Such amounts are included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in our most recent Annual Report on Form 10-K for the year ended December 31, 2016.

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

•    our expectations regarding overall economic and demographic trends, including the health of the United States (“U.S.”) and Canadian residential real estate markets, and how they affect our performance;

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

•    the anticipated benefits of our advertising strategy;and

•    our intention to repatriate cash generated by our Canadian operations to the U.S. on a regular basis in order to minimize the impact of mark-to-market gains and losses.

Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K for the year ended December 31, 2016. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The results of operations discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are those of RE/MAX Holdings, Inc. (“RE/MAX Holdings”) and its consolidated subsidiaries, including RMCO, LLC and its consolidated subsidiaries (“RMCO”), collectively, the “Company,” “we,” “our” or “us.”

Business Overview

We are one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the U.S. under the Motto Mortgage brand. RE/MAX, founded in 1973, has over 110,000 agents operating in over 7,000 offices and a presence in more than 100 countries and territories.  RE/MAX has held the number one market share in residential real estate in the U.S. and Canada since 1999 as measured by total residential transaction sides completed by our agents. The RE/MAX brand has the highest level of unaided brand awareness in real estate in the U.S. and Canada according to a 2016 consumer survey conducted by MMR Strategy Group, and our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world. Motto Mortgage (“Motto”), founded in 2016, is the first mortgage brokerage franchise offering in the U.S.

Financial and Operational Highlights – Three Months Ended March 31, 2017

(Compared to three months ended March 31, 2016 unless otherwise noted)

•    Total agent count grew by 6.6% to 113,804 agents

•    U.S. and Canada combined agent count increased 3.9% to 83,277 agents

•    Revenue of $48.2 million, up 12.4% from the prior-year

•    Net income attributable to RE/MAX Holdings, Inc. of $4.9 million

•    Adjusted EBITDA of $22.5 million and Adjusted EBITDA margin of 46.6%

During the three months ended March 31, 2017, we grew our business organically through agent count increases and franchise sales.  We grew our network agent count 6.6% and our U.S. and Canadian agent count by 3.9%.  Motto Mortgage franchise sales also increased during the three months ended March 31, 2017.  Motto franchisees will start paying a fraction of their monthly fees beginning three months after attending training, ultimately scaling to the full set of fees after the franchise has been operational for twelve months.

In addition, we focused on growth catalysts by growing the Motto concept and successfully expanding the six Independent Regions that were acquired during 2016, (New York, Alaska, New Jersey, Georgia, Kentucky/Tennessee and Southern Ohio, collectively, the “2016 Acquired Regions”).  The 2016 Acquired Regions experienced agent count growth of 4.7% during the three months ended March 31, 2017.

We continued to reinvest in our business to enhance the value proposition to our network.  We continued our Momentum broker and agent development program and continued to invest in our www.remax.com website and our Agent and Office Portal.  The new Agent and Office Portal streamlines operations for our franchisees and simplifies reporting from our franchisees to us.

Selected Operating and Financial Highlights

For comparability purposes, the following tables set forth our agent count, franchise sales and results of operations for the periods presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly

Report on Form 10-Q.  The period-to-period comparison of agent count and financial results is not necessarily indicative of future performance.

	Three Months Ended
	March 31,	March 31,
	2017	2016
Networkwide agent count	113,804	106,708

RE/MAX Agent Count:
U.S.	62,441	60,317
Canada	20,836	19,819
U.S. and Canada Total	83,277	80,136
Outside U.S. and Canada	30,527	26,572
Total	113,804	106,708

Total revenue	$48,229	$42,917
Total selling, operating and administrative expenses	$26,794	$23,232
Total operating income	$15,452	$15,857
Net income attributable to RE/MAX Holdings, Inc.	$4,912	$4,940
Adjusted EBITDA(1)	$22,496	$21,008
Adjusted EBITDA margin(1)	46.6%	49.0%

(1)    See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable GAAP measure for operating performance.  Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

A summary of the components of our revenue for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31,		Change
	2017	2016	($)	(%)
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$22,965	$18,907	$4,058	21.5%
Annual dues	8,235	7,904	331	4.2%
Broker fees	8,235	7,201	1,034	14.4%
Franchise sales and other franchise revenue	8,794	8,793	1	0.0%
Brokerage revenue	—	112	(112)	(100.0)%
Total revenue	$48,229	$42,917	$5,312	12.4%

Consolidated revenue primarily increased due to the acquisitions of the 2016 Acquired Regions, which added $3.2 million or 7.6%, and organic growth, which increased revenue 4.6%.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of the following:

•    contributions from the 2016 Acquired Regions increased continuing franchise fees $2.1 million;

•    an increase of $0.6 million as a result of July 1, 2016 fee increases in our Company-owned Regions; and

•    an increase of $0.5 million due to agent count growth in the U.S. and Canada.

Annual Dues

Revenue from annual dues increased due to the overall increase in total agent count.

Broker Fees

Revenue from broker fees increased primarily due to the acquisition of the 2016 Acquired Regions which contributed a $0.8 million increase, as well as due to organic growth primarily from increased agent count in the U.S. and Canada.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue was flat due to increases from the 2016 Acquired Regions and Motto as well as global master franchise sales, offset by a decrease in revenue recognized from preferred marketing arrangements.

Brokerage Revenue

Brokerage revenue, which principally represents fees assessed by our owned brokerages for services provided to their affiliated real estate agents, decreased due to the dispositions of such brokerages.

Operating Expenses

A summary of the components of our operating expenses for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31,		Change
	2017	2016	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$26,794	$23,232	$3,562	15.3%
Depreciation and amortization	5,995	3,721	2,274	61.1%
(Gain) loss on sale or disposition of assets, net	(12)	107	(119)	(111.2)%
Total operating expenses	$32,777	$27,060	$5,717	21.1%
Percent of revenue	68.0%	63.1%

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses primarily consisted of personnel costs, professional fee expenses, rent and related facility operations expense and other expenses, which include certain marketing and production costs that are not paid by our related party advertising funds, including travel and entertainment costs, costs associated with our annual conventions in the U.S. and other events.  A summary of the components of our selling, operating and administrative expenses for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31,		Change
	2017	2016	($)	(%)
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$11,241	$10,780	$461	4.3%
Professional fees	3,496	2,429	1,067	43.9%
Rent and related facility operations	2,330	2,185	145	6.6%
Other	9,727	7,838	1,889	24.1%
Total selling, operating and administrative expenses	$26,794	$23,232	$3,562	15.3%
Percent of revenue	55.6%	54.1%

Total selling, operating and administrative expenses increased as follows:

•    Personnel costs increased $0.5 million due to personnel investments to support Motto and the 2016 Acquired Regions.

•    Professional fees increased primarily due to costs incurred after implementation for technology infrastructure improvements and costs incurred related to the launch of Motto.

•    Other selling, operating and administrative expenses increased primarily due to costs incurred related to the acquisition of the 2016 Acquired Regions and the launch of Motto as well as increased costs incurred in connection with our 2017 annual convention.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to amortization expense related to the franchise agreements acquired with the 2016 Acquired Regions.

(Gain) Loss on Sale or Disposition of Assets, Net

The loss on sale or disposition of assets, net in the prior year period was due to the loss recognized for the sale of the remaining three owned brokerages during the first quarter of 2016.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended March 31, 2017 and 2016, is as follows:

	Three Months Ended
	March 31,		Change
	2017	2016	($)	(%)
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,354)	$(2,281)	$(73)	3.2%
Interest income	26	51	(25)	(49.0)%
Foreign currency transaction (losses) gains	(23)	164	(187)	(114.0)%
Loss on early extinguishment of debt	—	(136)	136	(100.0)%
Total other expenses, net	$(2,351)	$(2,202)	$(149)	6.8%
Percent of revenue	4.9%	5.1%

Other expenses, net decreased as follows:

•    Foreign currency transaction gains decreased primarily due to the strengthening of the Canadian dollar compared to the U.S. dollar.

•    Loss on early extinguishment of debt in the prior year period resulted from a $12.7 million excess cash flow prepayment made in the first quarter of 2016 under our prior credit agreement (the “2013 Senior Secured Credit Facility”).

Provision for Income Taxes

Our effective income tax rate decreased to 23.1% from 23.9% for the three months ended March 31, 2017 and 2016, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state income tax rates. See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, decreased $0.3 million primarily due to a decrease of $0.7 million in RMCO’s net income during the three months ended March 31, 2017 compared to March 31, 2016.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $22.5 million for the three months ended March 31, 2017, an increase of $1.5 million from the comparable prior year period.  Adjusted EBITDA primarily increased due to 1) contributions from the 2016 Acquired Regions; 2) an increase in revenue as a result of organic agent count growth; and 3) fee increases on July 1, 2016 to our continuing franchise fees in our Company-owned Regions.  These increases are partially offset by investments in personnel and operations to support Motto’s growth as well as a decrease in revenue recognized for preferred marketing arrangements.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, equity-based compensation expense, professional fees and certain expenses incurred in connection with the issuance of Class A common stock as a result of RIHI’s redemption of 5,175,000 common units in RMCO during the fourth quarter of 2015 (the “Secondary Offering”) and acquisition related expenses.  During the first quarter of 2017, we revised our definition of Adjusted EBITDA to better reflect the performance of our business and comply with SEC guidance.  We now adjust for equity-based compensation expense and no longer adjust for straight-line rent expense and severance related expenses.  Adjusted EBITDA was revised in prior periods to reflect this change for consistency in presentation.

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

A reconciliation of Adjusted EBITDA to net income for our consolidated results for the three months ended March 31, 2017 and 2016 is set forth in the following table:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net income	$10,071	$10,396
Depreciation and amortization	5,995	3,721
Interest expense	2,354	2,281
Interest income	(26)	(51)
Provision for income taxes	3,030	3,259
EBITDA	21,424	19,606
(Gain) loss on sale or disposition of assets and sublease (1)	(47)	23
Loss on early extinguishment of debt	—	136
Equity-based compensation expense	562	766
Public offering related expenses (2)	—	193
Acquisition related expenses (3)	557	284
Adjusted EBITDA (4)	$22,496	$21,008

(1)    Represents (gains) losses on the sale or disposition of assets as well as the (gains) losses on the sublease of a portion of our corporate headquarters office building.

(2)    Represents costs incurred for compliance services performed during the three months ended March 31, 2016 in connection with the Secondary Offering.

(3)    Acquisition-related expenses include fees incurred in connection with our acquisition and integration of certain assets of Tails, Inc. (“Tails”) in October 2013, the 2016 Acquired Regions and Motto.  Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

(4)    Below is a reconciliation of Adjusted EBITDA as previously reported to Adjusted EBITDA as currently reported:

Three Months Ended
March 31, 2016
Adjusted EBITDA as previously reported	$21,380
Equity-based compensation expense	766
Straight-line rent expense (a)	(224)
Severance related expenses (b)	(914)
Adjusted EBITDA as currently reported	$21,008

(a)    Represents the charge to appropriately record rent expense on a straight-line basis over the term of the lease arrangement taking into consideration escalation in monthly cash payments.

(b)    Includes severance and other related expenses due to organization changes in our executive leadership.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of agents in the RE/MAX network.  Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	cash consideration for acquisitions and acquisition-related expenses;
(iv)	principal payments and related interest payments on our 2016 Senior Secured Credit Facility and 2013 Senior Secured Credit Facility;
(v)	dividend payments to stockholders of our Class A common stock;
(vi)

distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s fourth amended and restated limited liability company operating agreement (“the New RMCO, LLC Agreement”);

(vii)	corporate tax payments paid by the Company; and
(viii)	payments to the TRA Parties pursuant to the TRAs.

We have satisfied these needs primarily through our existing cash balances, cash generated by our operations and funds available under our 2016 Senior Secured Credit Facility.

Financing Resources

On December 15, 2016, RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “2016 Senior Secured Credit Facility”), which amended and restated the 2013 Senior Secured Credit Facility.  The 2016 Senior Secured Credit Facility provides to RE/MAX, LLC $235.0 million in term loans and a $10.0 million revolving facility.

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

Borrowings under the term loans and revolving loans accrue interest, at London Interbank Offered Rate (“LIBOR”), provided that LIBOR shall be no less than 0.75% plus a maximum applicable margin of 2.75%.

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

The 2016 Senior Secured Credit Facility restricts the aggregate acquisition consideration for permitted acquisitions, in a situation in which RE/MAX, LLC would not be in pro forma compliance with a 3.5:1.0 total leverage ratio (based on how such term is defined therein), to $100.0 million in any fiscal year.  The 2016 Senior Secured Credit Facility also provides for incremental facilities, subject to lender participation, as long as the total leverage ratio (calculated as net debt to EBITDA as defined therein) remains below 4.00:1.00.

As of March 31, 2017, RE/MAX, LLC had $230.4 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our 2016 Senior Secured Credit Facility. If any loan or other amounts are outstanding under the revolving line of credit, the 2016 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

Sources and Uses of Cash

As of March 31, 2017 and 2016, we had $64.6 million and $95.7 million, respectively in cash and cash equivalents, of which approximately $12.4 million and $8.5 million were denominated in foreign currencies, respectively.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$14,095	$12,478	$1,617
Investing activities	(657)	(9,717)	9,060
Financing activities	(6,507)	(17,796)	11,289
Effect of exchange rate changes on cash	98	496	(398)
Net change in cash and cash equivalents	$7,029	$(14,539)	$21,568

Operating Activities

During the three months ended March 31, 2017, cash provided by operating activities increased primarily as a result of:

•    the February 2016 payment of $3.3 million to satisfy liabilities from a litigation judgment that did not occur in the current year period; partially offset by

•    $0.8 million in professional fees paid in the current year period related to the 2016 Acquired Regions and the 2016 Senior Secured Credit Facility; and

•    an increase in TRA payments of $0.6 million in the current year period compared to the prior year period.

Investing Activities

During the three months ended March 31, 2017, cash used in investing activities decreased primarily as a result of the acquisition of RE/MAX of New York and a reduction in the investments in our information technology infrastructure.

Financing Activities

During the three months ended March 31, 2017 cash provided by financing activities decreased as a result of:

•    a decrease of $12.7 million due to the excess cash flow prepayment made on the 2013 Senior Secured Credit Facility in March 2016; partially offset by

•    an increase of $0.9 million in cash paid to Class A common stockholders and non-controlling unitholders due to our Board of Directors declaring a dividend of $0.18 per share on all outstanding shares of Class A common stock in March 2017 compared to a dividend of $0.15 per share on all outstanding shares of Class A common stock in March 2016.

Cash Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, access to our revolving line of credit and incremental facilities under our 2016 Senior Secured Credit Facility available to support the needs of our business.

Acquisitions

As part of our growth strategy we may pursue reacquisitions of regional franchise rights in Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets or customers, or otherwise complement our existing operations.  We would fund any such growth with existing cash balances, funds generated from operations and access to our revolving line of credit and incremental facilities under our 2016 Senior Secured Credit Facility.

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $0.6 million and $1.4 million during the three months ended March 31, 2017 and 2016, respectively. Amounts paid for purchases of property, equipment and software primarily related to investments in our information technology infrastructure and leasehold improvements.  In order to expand our technological capabilities, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees and agents in our network.  Total capital expenditures for 2017 is expected to be between $4.5 million and $5.5 million.

Dividends

Our Board of Directors declared and paid quarterly cash dividends of $0.18 and $0.15 per share on all outstanding shares of Class A common stock during the first quarter in 2017 and 2016, respectively, as disclosed in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  On May 3, 2017, our Board of Directors declared a quarterly cash dividend of $0.18 per share on all outstanding shares of Class A common stock, which is payable on May 31, 2017 to stockholders of record at the close of business on May 17, 2017. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

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

Throughout the year until completion of its tax returns with respect to such year, RMCO may pay required or pro-rata true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the year. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on distributions made by RMCO.

Payments Pursuant to the Tax Receivable Agreement

In connection with the IPO, we entered into two TRAs, which resulted in the recognition of a $96.9 million liability as of March 31, 2017.  Of the $96.9 million liability recorded as of March 31, 2017, $33.0 million relates to RIHI’s exchange of 5,175,000 common units for shares of our Class A common stock in the fourth quarter of 2015.  The liability pursuant to the TRAs will increase in the future upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges.  We receive funding from RMCO in order to fund the payment of amounts due under the TRAs.

The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by RIHI, the price of our Class A common stock at the time of such exchanges, the amount and timing of the taxable income we generate in the future and the tax rate then applicable. We expect to make payments of approximately $11.3 million in 2017 in additional payments related to the TRAs.

Distributions and other payments to RIHI in the three months ended March 31, 2017 were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Distributions and other payments pursuant to the New RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$20	$-
Dividend distributions	2,261	1,884
Total distributions to RIHI	2,281	1,884
Payments pursuant to the TRAs	1,931	1,344
Total distributions and TRA payments to RIHI	$4,212	$3,228

Commitments and Contingencies

Except for the outstanding lease guarantees acquired in connection with the dispositions of our previously owned brokerages and the ongoing litigation concerning our acquisition of the net assets of Tails as disclosed in Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, our management does not believe there are any other litigation matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of March 31, 2017.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016, for which there were no material changes, included:

•    Goodwill

•    Franchise Agreements and Other Intangible Assets

•    Purchase Accounting for Acquisitions

•    Contingent Consideration

•    Income Tax Accounting

•    Payments Pursuant to the TRAs

•    General Litigation Matters

New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent amendments, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The Company plans to adopt this standard on January 1, 2018.  We expect the adoption of the new guidance to change the timing of recognition of franchise sales and franchise renewal revenue. Currently we recognize revenue upon completion of a sale or renewal. Under the new guidance, franchise sales and renewal revenue, which are included in Franchise Sales and Other Franchise Revenue in the Consolidated Statement of Income, will be recognized over the contractual term of the franchise agreement.  We currently anticipate that we will utilize the full retrospective transition method, however, this expectation may change following the completion of our evaluation of the impact of this guidance on our consolidated financial statements and related disclosures.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2016 Senior Secured Credit Facility which bear interest at variable rates. At March 31, 2017, $232.4 million in term loans were outstanding under our 2016 Senior Secured Credit Facility, net of an unamortized discount. As of March 31, 2017, the undrawn borrowing availability under the revolving line of credit under our 2016 Senior Secured Credit Facility was $10.0 million. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our 2016 Senior Secured Credit Facility entered into in December 2016 is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%.  As of March 31, 2017, the interest rate was 3.90%. If the LIBOR rises, then each hypothetical 0.125% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of global franchisees in over 100 countries and territories. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses. As the U.S. dollar has strengthened compared to most foreign currencies, including the Canadian dollar during the three months ended March 31, 2016 and 2017, our financial position and results of operations have been adversely affected. We had foreign currency transaction (losses) gains of approximately $(0.02) and $0.16 million during the three months ended March 31, 2017 and 2016, respectively.  We currently do not engage in any foreign exchange hedging activity but may do so in the future. During the three months ended March 31, 2017, a hypothetical 5% strengthening or weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $0.2 million.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”).  There have been no material changes in our risk factors as disclosed in our 2016 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	3.2

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Form of Time-Based Restricted Stock Unit Award.	10-K	001-36101	2/24/2017	10.11

10.2	Form of Performance-Based Restricted Stock Unit Award.	10-K	001-36101	2/24/2017	10.12

31.1	Certification of Chief Executive Officer, Chairman and Co-Founder pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer, Chairman and Co-Founder and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	May 5, 2017	By:	/s/ David L. Liniger
David L. Liniger Chief Executive Officer, Chairman and Co-Founder (Principal Executive Officer)

Date:	May 5, 2017	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)