Form 10-Q
period 2017-06-30
RE/MAX Holdings, Inc.
filed 2017-08-04
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of July 31, 2017 was 17,696,991 and 1, respectively.

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2017 and June 30, 2016	4
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and June 30, 2016	5
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2017	6
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and June 30, 2016	7
	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	39

Item 4.	Controls and Procedures	40

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

	SIGNATURES	43

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$70,317	$57,609
Accounts and notes receivable, current portion, less allowances of $6,141 and $5,535, respectively	20,580	19,419
Income taxes receivable	2,193	—
Other current assets	2,972	4,186
Total current assets	96,062	81,214
Property and equipment, net of accumulated depreciation of $12,623 and $12,196, respectively	2,987	2,691
Franchise agreements, net	99,036	109,140
Other intangible assets, net	9,332	9,811
Goodwill	127,081	126,633
Deferred tax assets, net	102,933	105,770
Other assets, net of current portion	1,729	1,894
Total assets	$439,160	$437,153
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$344	$855
Accounts payable to affiliates	14	145
Accrued liabilities	8,034	13,268
Income taxes payable	52	379
Deferred revenue and deposits	18,003	16,306
Current portion of debt	2,350	2,350
Current portion of payable pursuant to tax receivable agreements	11,390	13,235
Total current liabilities	40,187	46,538
Debt, net of current portion	227,551	228,470
Payable pursuant to tax receivable agreements, net of current portion	85,574	85,574
Deferred tax liabilities, net	143	133
Other liabilities, net of current portion	15,741	15,729
Total liabilities	369,196	376,444
Commitments and contingencies (note 13)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,696,991 shares issued and outstanding as of June 30, 2017; 17,652,548 shares issued and outstanding as of December 31, 2016	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	447,478	447,001
Retained earnings	22,828	16,808
Accumulated other comprehensive income (loss), net of tax	188	(28)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	470,496	463,783
Non-controlling interest	(400,532)	(403,074)
Total stockholders' equity	69,964	60,709
Total liabilities and stockholders' equity	$439,160	$437,153

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Continuing franchise fees	$23,284	$19,846	$46,249	$38,753
Annual dues	8,320	8,046	16,556	15,950
Broker fees	12,555	10,384	20,789	17,585
Franchise sales and other franchise revenue	4,660	5,128	13,454	13,921
Brokerage revenue	—	—	—	112
Total revenue	48,819	43,404	97,048	86,321
Operating expenses:
Selling, operating and administrative expenses	20,637	18,842	47,431	42,074
Depreciation and amortization	5,397	3,872	11,392	7,593
(Gain) loss on sale or disposition of assets, net	(12)	(11)	(25)	96
Total operating expenses	26,022	22,703	58,798	49,763
Operating income	22,797	20,701	38,250	36,558
Other expenses, net:
Interest expense	(2,462)	(2,091)	(4,816)	(4,372)
Interest income	25	35	50	86
Foreign currency transaction gains	39	20	16	184
Loss on early extinguishment of debt	—	—	—	(136)
Total other expenses, net	(2,398)	(2,036)	(4,750)	(4,238)
Income before provision for income taxes	20,399	18,665	33,500	32,320
Provision for income taxes	(4,762)	(4,285)	(7,792)	(7,544)
Net income	$15,637	$14,380	$25,708	$24,776
Less: net income attributable to non-controlling interest	8,108	7,419	13,266	12,875
Net income attributable to RE/MAX Holdings, Inc.	$7,529	$6,961	$12,442	$11,901

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.43	$0.39	$0.70	$0.68
Diluted	$0.42	$0.39	$0.70	$0.67
Weighted average shares of Class A common stock outstanding
Basic	17,696,842	17,636,590	17,679,936	17,610,470
Diluted	17,723,802	17,668,995	17,720,564	17,653,433
Cash dividends declared per share of Class A common stock	$0.18	$0.15	$0.36	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$15,637	$14,380	$25,708	$24,776
Change in cumulative translation adjustment	368	—	463	564
Other comprehensive income, net of tax	368	—	463	564
Comprehensive income	16,005	14,380	26,171	25,340
Less: comprehensive income attributable to non-controlling interest	8,303	7,419	13,513	13,176
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$7,702	$6,961	$12,658	$12,164

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2017	17,652,548	$2	1	$—	$447,001	$16,808	$(28)	$(403,074)	$60,709
Net income	—	—	—	—	—	12,442	—	13,266	25,708
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(10,971)	(10,971)
Equity-based compensation expense and related dividend equivalents	58,426	—	—	—	1,293	(53)	—	—	1,240
Dividends to Class A common stockholders	—	—	—	—	—	(6,369)	—	—	(6,369)
Change in accumulated other comprehensive income	—	—	—	—	—	—	216	247	463
Payroll taxes related to net settled restricted stock units	(13,983)	—	—	—	(816)	—	—	—	(816)
Balances, June 30, 2017	17,696,991	$2	1	$—	$447,478	$22,828	$188	$(400,532)	$69,964

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$25,708	$24,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,392	7,593
Bad debt expense	587	109
Loss on early extinguishment of debt	—	136
Equity-based compensation expense	1,293	1,311
Deferred income tax expense	2,701	2,529
Fair value adjustments to contingent consideration	(170)	—
Other, net	231	319
Changes in operating assets and liabilities	(8,801)	(9,741)
Net cash provided by operating activities	32,941	27,032
Cash flows from investing activities:
Purchases of property, equipment and software	(1,290)	(2,106)
Capitalization of trademark costs	(33)	(16)
Acquisitions, net of cash acquired of $0 and $131, respectively	—	(9,869)
Other investing activity, net	—	54
Net cash used in investing activities	(1,323)	(11,937)
Cash flows from financing activities:
Payments on debt	(1,175)	(13,734)
Distributions paid to non-controlling unitholders	(10,971)	(8,912)
Dividends and dividend equivalents paid to Class A common stockholders	(6,422)	(5,285)
Payments on capital lease obligations	(5)	(51)
Proceeds from exercise of stock options	—	101
Payment of payroll taxes related to net settled restricted stock units	(816)	(360)
Net cash used in financing activities	(19,389)	(28,241)
Effect of exchange rate changes on cash	479	508
Net increase (decrease) in cash and cash equivalents	12,708	(12,638)
Cash and cash equivalents, beginning of year	57,609	110,212
Cash and cash equivalents, end of period	$70,317	$97,574
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,904	$4,251
Net cash paid for income taxes	$7,564	$5,957
Schedule of non-cash investing and financing activities:
Note receivable received as consideration for sale of brokerage operations assets	$—	$150
Capital lease for property and equipment	—	33
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	$199	$625

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013.  On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of its shares of Class A common stock.  RE/MAX Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”).  As of June 30, 2017, RE/MAX Holdings owns 58.49% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.51% of common membership units in RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand. RE/MAX, founded in 1973, has over 115,000 agents operating in over 7,000 offices and a presence in more than 100 countries and territories. Motto Mortgage (“Motto”), founded in 2016, is the first nationally franchised mortgage brokerage in the U.S.  The Company sold certain operating assets and liabilities of its owned brokerage offices during 2015 and the first quarter of 2016 to existing RE/MAX franchisees (See Note 5, Acquisitions and Dispositions, for a discussion of the 2016 sales). Since then, the Company is 100% franchised, no longer operates any real estate brokerage offices and no longer recognizes brokerage revenue (which consisted of fees assessed by the Company’s owned brokerages for services provided to their affiliated real estate agents).  While the Company operates through both RE/MAX and Motto, due to the immateriality of revenue earned by Motto, the Company discloses only one reportable segment.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2016, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2017 and December 31, 2016, the results of its operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, cash flows for the six months ended June 30, 2017 and 2016, and changes in its stockholders’ equity for the six months ended June 30, 2017. Interim results may not be indicative of full year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

During 2016, the Company completed the acquisitions of six independent regions. Their results of operations, cash flows and financial positions are included in the consolidated financial statements from their respective dates of acquisition. See Note 5, Acquisitions and Dispositions, for additional information.

Reclassifications

Certain items in the accompanying condensed consolidated financial statements as of December 31, 2016 have been reclassified to conform to the current year’s presentation. These reclassifications did not affect the Company’s consolidated results of operations.

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

Principles of Consolidation

As of June 30, 2017, RE/MAX Holdings owns 58.49% of the common membership units in RMCO and, as its managing member, RE/MAX Holdings controls RMCO’s operations, management and activities. As a result, RE/MAX Holdings consolidates RMCO and records a non-controlling interest in the accompanying Condensed Consolidated Balance Sheets and records net income attributable to the non-controlling interest and comprehensive income attributable to the non-controlling interest in the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, respectively.

New Accounting Pronouncements Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. ASU 2017-04 is effective for annual and interim impairment tests beginning January 1, 2020 for the Company and is required to be adopted using a prospective approach. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

Also in January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim reporting periods within those years, beginning January 1, 2018 for the Company and is required to be adopted using a prospective approach. Early adoption is permitted for transactions not previously reported in issued financial statements. The Company has not yet determined the effect of the standard on its consolidated financial statements and related disclosures.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification for certain cash receipts and cash payments on the consolidated statement of cash flow.  ASU 2016-15 is effective for fiscal years, and interim reporting periods within those years, beginning January 1, 2018 for the Company. Early adoption is permitted in any interim or annual reporting period. The standard requires a retrospective transition method for each period presented. Under the new guidance, the contingent consideration payments related to the purchase of Full House Mortgage Connection, Inc. (“Full House”) will be classified as financing outflows up to the $6.3 million acquisition date fair value and any cash payments paid in excess of the acquisition date fair value will be classified as operating outflows. (See Note 5 Acquisitions and Dispositions).  The Company expects no other material impact on its financial statements and related disclosures upon the adoption of this standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities that arise from all leases on the consolidated balance sheets. ASU 2016-02 is required to be adopted by the Company on January 1, 2019. Early adoption is permitted in any interim or annual reporting period. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has not yet determined the effect of the standard on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent amendments, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The Company will adopt this standard on January 1, 2018.  The Company expects the adoption of the new guidance to change the timing of recognition of franchise sales and franchise renewal revenue. Currently the Company recognizes revenue upon completion of a sale or renewal. Under the new guidance, franchise sales and renewal revenue, which are included in Franchise Sales and Other Franchise Revenue in the Consolidated Statement of Income, will be recognized over the contractual term of the franchise agreement. The Company currently anticipates that it will utilize the full retrospective transition method, however, this expectation may change following the completion of its evaluation of the impact of this guidance on its consolidated financial statements and related disclosures.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	June 30,		December 31,
	2017		2016
	Shares	Ownership %	Shares	Ownership %
Non-controlling unitholders ownership of common units in RMCO	12,559,600	41.51%	12,559,600	41.57%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,696,991	58.49%	17,652,548	58.43%
Total common units in RMCO	30,256,591	100.00%	30,212,148	100.00%

The weighted average ownership percentages for the applicable reporting periods are used to calculate the net income attributable to RE/MAX Holdings.  A reconciliation of “Income before provision for income taxes” to “Net Income attributable to RE/MAX Holdings, Inc.” and “Net Income attributable to non-controlling interest” in the accompanying Condensed Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2017			2016
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO (a)	58.49%	41.51%	100.00%	58.42%	41.58%	100.00%
Income before provision for income taxes	$11,959	$8,440	$20,399	$10,900	$7,765	$18,665
Provision for income taxes (b)(c)	(4,430)	(332)	(4,762)	(3,939)	(346)	(4,285)
Net income	$7,529	$8,108	$15,637	$6,961	$7,419	$14,380

	Six Months Ended June 30,
	2017			2016
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO (a)	58.47%	41.53%	100.00%	58.37%	41.63%	100.00%
Income before provision for income taxes	$19,583	$13,917	$33,500	$18,865	$13,455	$32,320
Provision for income taxes (b)(c)	(7,141)	(651)	(7,792)	(6,964)	(580)	(7,544)
Net income	$12,442	$13,266	$25,708	$11,901	$12,875	$24,776

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(c)    The provision for income taxes attributable to the non-controlling interest represents its share of taxes imposed on RE/MAX, LLC related primarily to tax liabilities in certain foreign jurisdictions.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement (the “New RMCO, LLC Agreement”), RMCO makes cash distributions to non-controlling unitholders.  The distributions paid or payable to or on behalf of non-controlling unitholders under the New RMCO, LLC Agreement are summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Tax and other distributions	$6,450	$5,144
Dividend distributions	4,521	3,768
Total distributions to non-controlling unitholders	$10,971	$8,912

On August 2, 2017, the Company declared a distribution to non-controlling unitholders of $2,261,000, which is payable on August 30, 2017.

Payments Pursuant to the Tax Receivable Agreements

As of June 30, 2017, the Company reflected a total liability of $96,964,000 representing the payments due to RIHI and Oberndorf Investments LLC (“Oberndorf”) under the terms of the tax receivable agreements (the “TRAs”) (see current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Condensed Consolidated Balance Sheets).

As of June 30, 2017, the Company estimates that amounts payable pursuant to the TRAs within the next 12-month period will be approximately $11,390,000, of which $2,623,000 is related to RE/MAX Holdings’ 2014 federal and state tax returns, $2,705,000 is related to RE/MAX Holdings’ 2015 federal and state tax returns and the remainder is related to RE/MAX Holdings’ 2016 federal and state tax returns. To determine the current amount of the payments due to RIHI and Oberndorf, the Company estimated the amount of taxable income that RE/MAX Holdings generated as well as the amount of the specified deductions subject to the TRAs which were realized by RE/MAX Holdings in its federal and state tax returns. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which 85% is owed as a current TRA obligation (i.e. payable within 12 months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs. The Company paid $1,931,000 and $1,344,000 pursuant to the terms of the TRAs during the six months ended June 30, 2017 and 2016, respectively.

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$7,529	$6,961	$12,442	$11,901
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,696,842	17,636,590	17,679,936	17,610,470
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,696,842	17,636,590	17,679,936	17,610,470
Add dilutive effect of the following:
Stock options	—	4,360	—	10,047
Restricted stock units	26,960	28,045	40,628	32,916
Weighted average shares of Class A common stock outstanding, diluted	17,723,802	17,668,995	17,720,564	17,653,433
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.43	$0.39	$0.70	$0.68
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.42	$0.39	$0.70	$0.67

There were no anti-dilutive shares for the three and six months ended June 30, 2017 and 2016.  The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Dividends

During each of the three months ended March 31, 2017 and June 30, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share on all outstanding shares of Class A common stock, or $6,369,000 in total dividends.  Of this amount, $3,184,000 was paid on March 22, 2017 and $3,185,000 was paid on May 31, 2017.  The Company made corresponding distributions to non-controlling unitholders of $2,261,000 on each of March 22, 2017 and May 31, 2017.  During both the three months ended March 31, 2016 and June 30, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share on all outstanding shares of Class A common stock, or $5,285,000 in total dividends.  Of this amount, $2,638,000 was paid on March 23, 2016 and $2,647,000 was paid on June 2, 2016.  The Company made corresponding  distributions to non-controlling unitholders of $1,884,000 on each of March 23, 2016 and June 2, 2016.  On August 2, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share on all outstanding shares of Class A common stock, which is payable on August 30, 2017 to shareholders of record at the close of business on August 16, 2017.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Acquisitions and Dispositions

Acquisitions

RE/MAX of Georgia, Inc., RE/MAX of Kentucky/Tennessee, Inc. and RE/MAX of Southern Ohio, Inc.

On December 15, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of Georgia, Inc. (“RE/MAX of Georgia”), RE/MAX of Kentucky/Tennessee, Inc. (“RE/MAX of Kentucky/Tennessee”), and RE/MAX of Southern Ohio, Inc. (“RE/MAX of Southern Ohio”), collectively (“RE/MAX Regional Services”) including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the states of Georgia, Kentucky and Tennessee and in Southern Ohio for cash consideration of $50,400,000. RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company funded the acquisition by refinancing its 2013 Senior Secured Credit Facility (See Note 8, Debt) and using cash from operations.

RE/MAX of New Jersey, Inc.

On December 1, 2016, RE/MAX, LLC acquired certain assets and assumed certain liabilities of RE/MAX of New Jersey, Inc. (“RE/MAX of New Jersey”), including the regional franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of New Jersey for cash consideration of $45,000,000. RE/MAX, LLC acquired these assets and liabilities in order to expand its owned and operated regional franchising operations. The Company used cash generated from operations to fund the acquisition.

Full House Mortgage Connection, Inc.

Motto Franchising, LLC (“Motto Franchising”), a wholly-owned subsidiary of RE/MAX, LLC, was formed and developed to franchise mortgage brokerages. On September 12, 2016, Motto Franchising acquired certain assets of Full House, a franchisor of mortgage brokerages that created concepts used to develop Motto, for initial cash consideration of $8,000,000. Motto Franchising, as a franchisor, grants each franchisee a license to use the Motto Mortgage brand, trademark, promotional and operating materials and concepts. The Company used cash generated from operations to initially fund the acquisition. Additional cash consideration may be required based on future revenues generated. The contingent purchase consideration and its subsequent valuation is more fully described in Note 9, Fair Value Measurements.

The following table summarizes the consideration at acquisition (in thousands):

Cash consideration	$8,000
Contingent purchase consideration (See Note 9)	6,300
Total purchase price	$14,300

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed for the aforementioned acquisitions (in thousands):

	RE/MAX Regional Services(a)	RE/MAX of New Jersey(a)	Full House	RE/MAX of Alaska	RE/MAX of New York	Total
Cash and cash equivalents	$-	$335	$-	$-	$131	$466
Franchise agreements	28,000	28,200	-	529	5,000	61,729
Non-compete agreement	-	-	2,500	-	-	2,500
Other assets	-	-	-	-	340	340
Goodwill	22,400	16,800	11,800	971	3,029	55,000
Other liabilities	-	(335)	-	-	-	(335)
Total purchase price	$50,400	$45,000	$14,300	$1,500	$8,500	$119,700

(a)    Purchase price allocation remains preliminary.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of RE/MAX Regional Services, RE/MAX of New Jersey, Full House, RE/MAX of Alaska and RE/MAX of New York had occurred on January 1, 2016. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results, including additional amortization expense associated with the valuation of the acquired franchise agreements. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future (in thousands, except per share information).

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Total revenue	$46,309	$92,293
Net income attributable to RE/MAX Holdings, Inc. (a)	$7,058	$10,965
Basic earnings per common share	$0.40	$0.62
Diluted earnings per common share	$0.40	$0.62

(a)

Six months ended June 30, 2016 includes the net impact of $1.0 million in professional fees and debt extinguishment costs incurred related to the amendment of the Company’s credit facility.  See Note 8, Debt, for a discussion of the credit facility.

Dispositions

STC Northwest, LLC d/b/a RE/MAX Northwest Realtors

On January 20, 2016, the Company sold certain operating assets and liabilities related to three owned brokerage offices located in the U.S., of STC Northwest, LLC d/b/a RE/MAX Northwest Realtors, a wholly owned subsidiary of the Company. The Company recognized a loss on the sale of the assets and the liabilities transferred of approximately $90,000 during the first quarter of 2016, which is reflected in “(Gain) loss on sale or disposition of assets, net” in the accompanying Condensed Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees and broker fees.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets, other than goodwill (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of June 30, 2017			As of December 31, 2016
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.2	$193,877	$(94,841)	$99,036	$224,167	$(115,027)	$109,140
Other intangible assets:
Software (a)	4.6	$13,577	$(7,821)	$5,756	$13,207	$(7,154)	$6,053
Trademarks	14.2	3,137	(1,874)	1,263	3,102	(1,782)	1,320
Non-compete	10.0	2,500	(187)	2,313	2,500	(62)	2,438
Total other intangible assets	7.8	$19,214	$(9,882)	$9,332	$18,809	$(8,998)	$9,811

(a)    As of June 30, 2017 and December 31, 2016, capitalized software development costs of $742,000 and $356,000, respectively, were information technology infrastructure projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense for the three months ended June 30, 2017 and 2016 was $5,189,000 and $3,656,000, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $10,989,000 and $7,170,000, respectively.

As of June 30, 2017, the estimated future amortization expense for the next five years related to intangible assets is as follows (in thousands):

As of June 30, 2017:
Remainder of 2017	$8,669
2018	14,906
2019	14,744
2020	14,542
2021	14,098
$66,959

The following table presents changes to goodwill for the six months ended June 30, 2017 (in thousands):

Balance, January 1, 2017	$126,633
Change in purchase price allocations for 2016 acquisitions	335
Effect of changes in foreign currency exchange rates	113
Balance, June 30, 2017	$127,081

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued payroll and related employee costs	$4,282	$7,035
Accrued taxes	844	1,554
Accrued professional fees	1,001	1,382
Lease-related accruals	354	353
Other	1,553	2,944
	$8,034	$13,268

8. Debt

Debt, net of current portion, consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
2016 Senior Secured Credit Facility	$233,238	$234,412
Less unamortized debt issuance costs	(1,929)	(2,076)
Less unamortized debt discount costs	(1,408)	(1,516)
Less current portion	(2,350)	(2,350)
	$227,551	$228,470

Maturities of debt are as follows (in thousands):

As of June 30, 2017:
Remainder of 2017	$1,175
2018	2,350
2019	2,350
2020	2,350
2021	2,350
Thereafter	222,663
$233,238

Senior Secured Credit Facility

On December 15, 2016, RE/MAX, LLC, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “2016 Senior Secured Credit Facility”), which amended and restated a prior credit agreement (the “2013 Senior Secured Credit Facility”).  The 2016 Senior Secured Credit Facility consists of a $235,000,000 term loan facility which matures on December 15, 2023 and a $10,000,000 revolving loan facility which must be repaid on December 15, 2021.  Borrowings under the term loans and revolving loans, if any outstanding, accrue interest at LIBOR (as long as LIBOR is not less than the floor of 0.75%) plus a maximum applicable margin of 2.75%.  As of June 30, 2017, the interest rate was 4.05%.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Mandatory principal payments of approximately $588,000 are due quarterly until the facility matures on December 15, 2023. RE/MAX, LLC may make optional prepayments on the term loan facility at any time without penalty; however, no such optional prepayments were made during the six months ended June 30, 2017.

Under the 2013 Senior Secured Credit Facility, RE/MAX, LLC was required to make additional principal payments out of excess cash flow.  RE/MAX, LLC made an excess cash flow prepayment of $12,727,000 on March 31, 2016.  RE/MAX, LLC accounted for the mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss during the six months ended June 30, 2016 of $136,000 related to unamortized debt discount and issuance costs.

Under the 2016 Senior Secured Credit Facility no additional mandatory prepayment and commitment reduction is required if the total leverage ratio as defined by the 2016 Senior Secured Credit Facility as of the last day of such fiscal year is less than 2.75 to 1.0.  RE/MAX, LLC’s total leverage ratio was less than 2.75 to 1.0 as of June 30, 2017, and RE/MAX, LLC does not expect to make an excess cash flow principal prepayment within the next 12-month period.

As of June 30, 2017, RE/MAX, LLC had $229,901,000 of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our 2016 Senior Secured Credit Facility. Whenever amounts are drawn under the revolving line of credit, the 2016 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

9. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016.

A summary of the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	As of June 30, 2017				As of December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$6,230	$-	$-	$6,230	$6,400	$-	$-	$6,400

The Company is required to pay additional purchase consideration totaling eight percent of gross revenues generated by Motto each year for the next ten years with no limitation as to the maximum payout. The consideration is payable following each anniversary, beginning October 1, 2017 and ending September 30, 2026.  The acquisition date fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay Full House with respect to the acquired business. The Company measures this liability each reporting period and recognizes changes in fair value, if any, in earnings of the Company.  Any changes are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted cash payments derived from anticipated gross revenues.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs for the period from January 1, 2017 to June 30, 2017 (in thousands):

Fair Value of Contingent Consideration Liability
Balance at January 1, 2017	$6,400
Fair value adjustments	(170)
Balance at June 30, 2017	$6,230

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the six months ended June 30, 2017.

The following table summarizes the carrying value and fair value of the 2016 Senior Secured Credit Facility as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,		December 31,
	2017		2016
	Carrying Amounts	Fair Value Level 2	Carrying Amounts	Fair Value Level 2
Senior Secured Credit Facility	$229,901	$233,821	$230,820	$233,240

10. Income Taxes

RE/MAX Holdings is subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.  The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are not subject to U.S. federal and state income tax as the income is passed through to the non-controlling interest holders.  The “Provision for income taxes” is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings.  The provision for income taxes attributable to RE/MAX Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO.  However, it also includes its share of taxes imposed directly on RE/MAX, LLC, related primarily to tax liabilities in certain foreign jurisdictions.  The provision for income taxes attributable to the non-controlling interest represents it share of taxes imposed on RE/MAX, LLC related to tax liabilities primarily in certain foreign jurisdictions.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of June 30, 2017, the Company does not believe it has any significant uncertain tax positions.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. RMCO is not subject to federal income taxes as it is a flow-through entity, however, RMCO is required to file an annual U.S. Return of Partnership Income.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Equity-Based Compensation

The Company’s Board of Directors adopted the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”), under which 3,576,466 shares are currently authorized. (See below for shares available for grant at June 30, 2017.) The 2013 Incentive Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of shares of RE/MAX Holdings Class A common stock, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) which may have time-based or performance-based vesting criteria, dividend equivalent rights, cash-based awards and any combination thereof to employees, directors and consultants of the Company.

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

Employee stock-based compensation expense under the Company’s 2013 Incentive Plan was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expense from Time-based RSUs	$615	$545	$1,142	$1,311
Expense from Performance-based RSUs	117	-	151	-
Equity-based compensation expense	732	545	1,293	1,311
Tax benefit from equity-based compensation	(161)	(120)	(284)	(288)
Excess tax benefit from equity-based compensation	(117)	(201)	(324)	(201)
Net compensation cost	$454	$224	$685	$822

Time-based Restricted Stock Units

Time-based RSUs granted under the 2013 Incentive Plan are valued using the Company’s closing stock price on the date of grant.  Grants awarded to the Company’s Board of Directors generally vest over a one year period.  Grants awarded to the Company’s employees generally vest equally in annual installments over a three year period.  Compensation expense is recognized on a straight line basis over the vesting period.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes equity-based compensation activity related to time-based RSUs as of and for the six months ended June 30, 2017:

	Time-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2017	127,011	$33.00
Granted	43,450	$55.45
Shares vested (including tax withholding)(a)	(58,426)	$33.03
Forfeited	(2,935)	$40.70
Balance, June 30, 2017	109,100	$41.71

(a)    Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At June 30, 2017, there was $3,688,000 of total unrecognized time-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.78 years for time-based restricted stock units.

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

The following table summarizes equity-based compensation activity related to performance-based RSUs as of and for the six months ended June 30, 2017:

	Performance-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2017	—	$—
Granted (a)	33,961	$57.88
Shares vested (including tax withholding)	—	$—
Forfeited	(1,155)	$57.88
Balance, June 30, 2017	32,806	$57.88

(a)    Represents the total participant target award.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

At June 30, 2017, there was $1,178,000 of total unrecognized performance-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years for performance-based RSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 2,396,156 additional shares available for the Company to grant under the 2013 Incentive Plan as of June 30, 2017.

12. Leadership Changes

On January 7, 2016, the Company’s former Chief Financial Officer and Chief Operating Officer entered into a separation and transition agreement (the “Separation and Transition Agreement”) pursuant to which he separated from the Company effective March 31, 2016.  The Company incurred a total cost of $1,043,000, including $331,000 of equity-based compensation expense, which was recorded to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income during the six months ended June 30, 2016.

The Company’s severance and other related expenses incurred for the aforementioned leadership changes were  $1,043,000 for the six months ended June 30, 2016, which is included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.  There were no such expenses incurred during the three or six months ended June 30, 2017.

On December 31, 2014, the Company’s former Chief Executive Officer retired and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company is required to provide severance and other related benefits over a 36-month period.  The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation Agreement, with a corresponding charge to “Selling, general and administrative expenses.” The Company incurred a total cost of $3,581,000, including $1,007,000 of equity-based compensation expense related to this retirement.

The following table presents a rollforward of the estimated fair value liability for the six months ended June 30, 2017 established for the aforementioned leadership changes (in thousands):

Balance, January 1, 2017	$964
Severance and other related expenses	—
Accretion	14
Cash payments	(541)
Balance, June 30, 2017	$437

13. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable leases, subject to certain provisions for renewal options and escalation clauses.

Contingencies

In connection with the Purchase of Full House, as described in Note 5, Acquisitions and Dispositions, the Company entered into an arrangement to pay additional purchase consideration based on Motto’s future gross revenues, excluding certain fees, over the next ten years.  As of June 30, 2017, this liability was estimated to be $6,230,000.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In connection with the sale of the assets and liabilities related to the Company’s previously owned brokerages, the Company entered into three Assignment and Assumption of Lease Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments through July 2021 under the respective lease agreements and accordingly, as of June 30, 2017, the Company has outstanding lease guarantees of $4,891,000. This amount represents the maximum potential amount of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreements govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser.

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

On October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of Tails, Inc. (“Tails”) for consideration paid of $20,175,000. Several shareholders of Tails challenged the terms of the transaction and filed a shareholder action entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Tails, Inc. in the Circuit Court of Henrico County, Virginia ("Tails I"). After the Circuit Court dismissed Tails I, the Virginia Supreme Court affirmed dismissal on January 8, 2015.  On March 7, 2016, the same Tails I plaintiffs filed a complaint entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Gail Liniger, Dave Liniger, Bruce Benham, RE/MAX Holdings, Inc. and Tails Holdco, Inc. in Denver District Court ("Tails II"). As amended by the Denver District Court on November 21, 2016, the Tails II Complaint alleges claims for breach of fiduciary duty and claims for interest allegedly owed.  The plaintiffs are alleging total damages of approximately $5 million. The defendants intend to vigorously defend their position that the plaintiffs are not entitled to the relief sought.  The Company believes the outcome of this matter is not reasonably estimable as of June 30, 2017.  Accordingly, the Company currently has not recorded an accrual in the accompanying Condensed Consolidated Balance Sheets.

Except for the ongoing litigation concerning the acquisition of the net assets of Tails, management of the Company believes other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

14. Related-Party Transactions

The majority stockholders of RIHI, including the Company’s current Co-Chief Executive Officer, Chairman and Co-Founder and the Company’s Vice Chairman and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. During the six months ended June 30, 2017 and 2016, the Company used the golf course for business purposes at minimal charge.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities, and it allows these companies to share its leased office space. During the three months ended June 30, 2017 and 2016, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $717,000 and $521,000, respectively.  During the six months ended June 30, 2017 and 2016, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $1,479,000 and $952,000, respectively.  Amounts are generally paid within 30 days and no amounts were outstanding at June 30, 2017 or December 31, 2016.

Related party advertising funds had current outstanding amounts due from the Company of $14,000 and $145,000 as of June 30, 2017 and December 31, 2016, respectively.  Such amounts are included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

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

•    our expectations regarding the growth of Motto Mortgage, our mortgage brokerage franchise;

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

•    the anticipated benefits of our advertising strategy;and

•    our intention to repatriate cash generated by our Canadian operations to the U.S. on a regular basis in order to minimize the impact of currency gains and losses.

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

Business Overview

We are one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the U.S. under the Motto Mortgage brand. RE/MAX, founded in 1973, has over 115,000 agents operating in over 7,000 offices and a presence in more than 100 countries and territories.  RE/MAX has held the number one market share in residential real estate in the U.S. and Canada since 1999 as measured by total residential transaction sides completed by our agents. The RE/MAX brand has the highest level of unaided brand awareness in real estate in the U.S. and Canada according to a 2016 consumer survey conducted by MMR Strategy Group, and our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world. Motto Mortgage (“Motto”), founded in 2016, is the first nationwide mortgage brokerage franchise offering in the U.S.

Financial and Operational Highlights – Three Months Ended June 30, 2017

(Compared to three months ended June 30, 2016 unless otherwise noted)

•    Total agent count grew by 5.7% to 116,270 agents.

•    U.S. and Canada combined agent count increased 2.8% to 84,302 agents.

•    Revenue of $48.8 million, up 12.5% from the prior year.

•    Net income attributable to RE/MAX Holdings, Inc. of $7.5 million.

•    Adjusted EBITDA of $29.2 million and Adjusted EBITDA margin of 59.7%

During the three months ended June 30, 2017, our revenue increased at a double-digit rate principally due to contributions from the six Independent Regions that were acquired during 2016 (New York, Alaska, New Jersey, Georgia, Kentucky/Tennessee and Southern Ohio, collectively, the “2016 Acquired Regions”) coupled with organic growth driven by increased agent count and pricing increases, as well as initial Motto franchise sales. Second quarter 2017 operating results also benefitted from the favorable timing of expenses. Certain investments which were initially planned for the second quarter are now anticipated to occur in the second half of 2017. We continue to focus on increasing our global agent network by continuing to enhance our value proposition, growing Motto Mortgage and expanding the Independent Regions acquired in 2016.

Compared to the prior year period, our agent count increased by 5.7% and our U.S. and Canadian agent count increased by 2.8%.  The 2016 Acquired Regions experienced agent count growth of 3.3% during the three months ended June 30, 2017 and contributed $3.4 million, or 7.8%, in revenue growth.

Selected Operating and Financial Highlights

For comparability purposes, the following table sets forth our agent count and results of operations for the periods presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  The period-to-period comparison of agent count and financial results is not necessarily indicative of future performance.

	As of June 30,
	2017	2016
RE/MAX Agent Count:
U.S.	63,249	61,635
Canada	21,053	20,336
U.S. and Canada Total	84,302	81,971
Outside U.S. and Canada	31,968	27,989
Network-wide agent count	116,270	109,960

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total revenue	$48,819	$43,404	$97,048	$86,321
Total selling, operating and administrative expenses	$20,637	$18,842	$47,431	$42,074
Operating Income	$22,797	$20,701	$38,250	$36,558
Net income attributable to RE/MAX Holdings, Inc.	$7,529	$6,961	$12,442	$11,901
Adjusted EBITDA(1)	$29,165	$25,285	$51,662	$46,293
Adjusted EBITDA margin(1)	59.7%	58.3%	53.2%	53.6%

(1)    See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable GAAP measure for operating performance.  Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

A summary of the components of our revenue for the three months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$23,284	$19,846	$3,438	17.3%
Annual dues	8,320	8,046	274	3.4%
Broker fees	12,555	10,384	2,171	20.9%
Franchise sales and other franchise revenue	4,660	5,128	(468)	(9.1)%
Total revenue	$48,819	$43,404	$5,415	12.5%

Consolidated revenue primarily increased due to the acquisitions of the 2016 Acquired Regions, which added $3.4 million or 7.8%, and organic growth, which increased revenue $2.3 million or 5.2%. Foreign currency movements offset the aforementioned by $0.2 million, or 0.6%.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of the following:

•    contributions from the 2016 Acquired Regions increased continuing franchise fees $2.2 million;

•    an increase of $0.6 million as a result of July 1, 2016 fee increases in our Company-owned Regions; and

•    an increase of $0.4 million due to agent count growth in the U.S. and Canada.

Annual Dues

Revenue from annual dues increased due to the overall increase in total agent count. Revenue from annual dues is not affected by our acquisitions of Independent Regions because agents in the U.S. Independent Regions already pay annual dues to us in the same amounts as agents in Company-owned regions.

Broker Fees

Revenue from broker fees increased primarily due to the acquisition of the 2016 Acquired Regions which contributed a $1.2 million increase, as well as organic growth of $1.0 million driven by both the increased agent count in the U.S. and Canada and rising average home prices.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue were impacted by increases from Motto and the 2016 Acquired Regions which were more than offset by a decrease in revenue recognized from preferred marketing arrangements.

Operating Expenses

A summary of the components of our operating expenses for the three months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$20,637	$18,842	$(1,795)	(9.5)%
Depreciation and amortization	5,397	3,872	(1,525)	(39.4)%
Gain on sale or disposition of assets, net	(12)	(11)	1	n/a
Total operating expenses	$26,022	$22,703	$(3,319)	(14.6)%
Percent of revenue	53.3%	52.3%

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses primarily consisted of personnel costs, professional fee expenses, rent and related facility operations expense and other expenses. Other expenses include certain marketing and production costs that are not paid by our related party advertising funds, including travel and entertainment costs, costs associated with our annual conventions in the U.S. and other events.

A summary of the components of our selling, operating and administrative expenses for the three months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$10,361	$10,288	$(73)	(0.7)%
Professional fees	3,002	2,129	(873)	(41.0)%
Rent and related facility operations	2,191	2,190	(1)	n/a
Other	5,083	4,235	(848)	(20.0)%
Total selling, operating and administrative expenses	$20,637	$18,842	$(1,795)	(9.5)%
Percent of revenue	42.3%	43.4%

Total selling, operating and administrative expenses increased as follows:

•    Professional fees increased primarily due to costs incurred related to the launch of Motto and increased legal fees.

•    Other selling, operating and administrative expenses increased due to several items, the largest of which were costs incurred to support the 2016 Acquired Regions and investments to support our technology infrastructure.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to amortization expense related to the franchise agreements acquired with the 2016 Acquired Regions, offset by certain acquired franchise agreements reaching the end of their contractual term in the current period.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended June 30, 2017 and 2016, is as follows:

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,462)	$(2,091)	$(371)	(17.7)%
Interest income	25	35	(10)	n/a
Foreign currency transaction gains	39	20	19	n/a
Total other expenses, net	$(2,398)	$(2,036)	$(362)	(17.8)%
Percent of revenue	(4.9)%	(4.7)%

Interest expense increased as a result of a higher principal balance of term loans outstanding under our 2016 Senior Secured Credit Facility, which replaced our 2013 Senior Secured Credit facility on December 15, 2016.

Provision for Income Taxes

Our effective income tax rate increased to 23.3% from 23.0% for the three months ended June 30, 2017 and 2016, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state and foreign income tax rates. See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, increased $0.7 million primarily due to an increase of $1.8 million in RMCO’s net income during the three months ended June 30, 2017 compared to June 30, 2016.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $29.2 million for the three months ended June 30, 2017, an increase of $3.9 million from the comparable prior year period.  Adjusted EBITDA primarily increased due to:

•	contributions from the 2016 Acquired Regions;
•	an increase in revenue as a result of organic agent count growth; and
•	fee increases that began on July 1, 2016 to our continuing franchise fees in our Company-owned Regions.

These increases are partially offset by investments in personnel and operations to support Motto’s growth as well as a decrease in revenue recognized for preferred marketing arrangements.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

A summary of the components of our revenue for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$46,249	$38,753	$7,496	19.3%
Annual dues	16,556	15,950	606	3.8%
Broker fees	20,789	17,585	3,204	18.2%
Franchise sales and other franchise revenue	13,454	13,921	(467)	(3.4)%
Brokerage revenue	—	112	(112)	n/a
Total revenue	$97,048	$86,321	$10,727	12.4%

Consolidated revenue primarily increased due to the acquisitions of the 2016 Acquired Regions, which added $6.6 million or 7.7%, and organic growth, which increased revenue $4.3 million or 4.9%.  Foreign currency movements had an insignificant impact on revenue period-over-period.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of the following:

•    contributions from the 2016 Acquired Regions increased continuing franchise fees $4.3 million;

•    an increase of $1.1 million as a result of July 1, 2016 fee increases in our Company-owned Regions; and

•    an increase of $1.2 million due to agent count growth in the U.S. and Canada.

Annual Dues

Revenue from annual dues increased due to the overall increase in total agent count. Revenue from annual dues is not affected by our acquisitions of Independent Regions because agents in the U.S. Independent Regions already pay annual dues to us in the same amounts as agents in Company-owned regions.

Broker Fees

Revenue from broker fees increased primarily due to the acquisition of the 2016 Acquired Regions, which contributed a $2.0 million increase, as well as organic growth driven by both the increased agent count in the U.S. and Canada and an increase in average home prices.

Franchise Sales and Other Franchise Revenue

The change in franchise sales and other franchise revenue was primarily due to increases from Motto, the 2016 Acquired Regions and global master franchise sales which were more than offset by a decrease in revenue recognized from preferred marketing arrangements.

Operating Expenses

A summary of the components of our operating expenses for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$47,431	$42,074	$(5,357)	(12.7)%
Depreciation and amortization	11,392	7,593	(3,799)	(50.0)%
(Gain) loss on sale or disposition of assets, net	(25)	96	121	n/a
Total operating expenses	$58,798	$49,763	$(9,035)	(18.2)%
Percent of revenue	60.6%	57.6%

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$21,602	$21,068	$(534)	(2.5)%
Professional fees	6,498	4,558	(1,940)	(42.6)%
Rent and related facility operations	4,521	4,375	(146)	(3.3)%
Other	14,810	12,073	(2,737)	(22.7)%
Total selling, operating and administrative expenses	$47,431	$42,074	$(5,357)	(12.7)%
Percent of revenue	48.9%	48.7%

Total selling, operating and administrative expenses increased as follows:

•    Personnel costs increased $0.5 million due to personnel investments to support Motto and the 2016 Acquired Regions offset by severance and other related expenses recognized in the prior year.

•    Professional fees increased primarily due to costs incurred related to the launch of Motto and legal and consulting fees.

•    Other selling, operating and administrative expenses increased primarily due to costs to support the 2016 Acquired Regions as well as increased costs incurred in connection with our 2017 annual convention and investments to support our technology infrastructure.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to amortization expense related to the franchise agreements acquired with the 2016 Acquired Regions, offset by certain acquired franchise agreements reaching the end of their contractual term.

Other Expenses, Net

A summary of the components of our other expenses, net for the six months ended June 30, 2017 and 2016, is as follows:

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(4,816)	$(4,372)	$(444)	(10.2)%
Interest income	50	86	(36)	n/a
Foreign currency transaction gains (losses)	16	184	(168)	n/a
Loss on early extinguishment of debt	—	(136)	136	n/a
Total other expenses, net	$(4,750)	$(4,238)	$(512)	(12.1)%
Percent of revenue	(4.9)%	(4.9)%

Other expenses, net increased mainly due to higher interest expense as a result of an increase in the principal balance of term debt outstanding under our 2016 Senior Secured Credit Facility, which replaced our 2013 Senior Secured Credit facility on December 15, 2016, and a decrease in foreign currency transaction gains that were primarily a result of the strengthening of the Canadian dollar which was not as significant as it had been in the prior year.

Provision for Income Taxes

Our effective income tax rate remained consistent at 23.3% for both the six months ended June 30, 2017 and 2016. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state and foreign income tax rates. See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, increased $0.4 million primarily due to an increase of $1.0 million in RMCO’s net income during the six months ended June 30, 2017 compared to June 30, 2016.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $51.7 million for the six months ended June 30, 2017, an increase of $5.4 million from the comparable prior year period.  Adjusted EBITDA primarily increased due to:

•	contributions from the 2016 Acquired Regions;
•	an increase in revenue as a result of organic agent count growth;
•	fee increases that began on July 1, 2016 to our continuing franchise fees in our Company-owned Regions; and
•	an increase in organic franchise sales

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, equity-based compensation expense, professional fees and certain expenses incurred in connection with the issuance of Class A common stock as a result of RIHI’s redemption of common units in RMCO and acquisition related expenses.  During the first quarter of 2017, we revised our definition of Adjusted EBITDA to better reflect the performance of our business and comply with SEC guidance.  We now adjust for equity-based compensation expense and no longer adjust for straight-line rent expense and severance related expenses.  Adjusted EBITDA was revised in prior periods to reflect this change for consistency in presentation.

Because Adjusted EBITDA omits certain non-cash items and other non-recurring cash charges or other items, we believe that it is less susceptible to variances that affect our operating performance resulting from depreciation, amortization and other non-cash and non-recurring cash charges or other items. We present Adjusted EBITDA, and the related Adjusted EBITDA margin, because we believe they are useful as supplemental measures in evaluating the performance of our operating businesses and provides greater transparency into our results of operations. Our management uses Adjusted EBITDA and Adjusted EBITDA margin as factors in evaluating the performance of our business.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•    these measures do not reflect changes in, or cash requirements for, our working capital needs;

•    these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•    these measures do not reflect our income tax expense or the cash requirements to pay our taxes;

•    these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;

•    these measures do not reflect the cash requirements to pay RIHI and Oberndorf pursuant to the TRAs;

•    although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;

•	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and

•    other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income for our consolidated results for the three and six months ended June 30, 2017 and 2016 is set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$15,637	$14,380	$25,708	$24,776
Depreciation and amortization	5,397	3,872	11,392	7,593
Interest expense	2,462	2,091	4,816	4,372
Interest income	(25)	(35)	(50)	(86)
Provision for income taxes	4,762	4,285	7,792	7,544
EBITDA	28,233	24,593	49,658	44,199
Gain on sale or disposition of assets and sublease (1)	(74)	(99)	(121)	(76)
Loss on early extinguishment of debt	—	—	—	136
Equity-based compensation expense	732	545	1,293	1,311
Public offering related expenses (2)	—	—	—	193
Acquisition related expenses (3)	274	246	832	530
Adjusted EBITDA (4)	$29,165	$25,285	$51,662	$46,293

(1)    Represents gain on the sale or disposition of assets as well as the (gains) losses on the sublease of a portion of our corporate headquarters office building.

(2)    Represents costs incurred for compliance services performed during the six months ended June 30, 2016 in connection with RIHI’s redemption of 5,175,000 common units in RMCO during the fourth quarter of 2015 (the “Secondary Offering”).

(3)    Acquisition related expenses include fees incurred in connection with our acquisition and integration of certain assets of Tails, Inc. (“Tails”) in October 2013, the 2016 Acquired Regions and Motto.  Costs include legal, accounting and advisory fees as well as consulting fees for integration services.

(4)    Below is a reconciliation of Adjusted EBITDA as previously reported to Adjusted EBITDA as currently reported:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Adjusted EBITDA as previously reported	$24,927	$46,307
Equity-based compensation expense	545	1,311
Straight-line rent expense (a)	(187)	(411)
Severance related expenses (b)	—	(914)
Adjusted EBITDA as currently reported	$25,285	$46,293

(a)    Represents the charge to appropriately record rent expense on a straight-line basis over the term of the lease arrangement taking into consideration escalation in monthly cash payments.

(b)    Includes severance and other related expenses due to organizational changes in our executive leadership.

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

As of June 30, 2017,  RE/MAX, LLC had $229.9 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our 2016 Senior Secured Credit Facility. If any loan or other amounts are outstanding under the revolving line of credit, the 2016 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

Sources and Uses of Cash

As of June 30, 2017 and December 31, 2016, we had $70.3 million and $57.6 million, respectively of cash and cash equivalents, of which approximately $14.2 million and $11.6 million were denominated in foreign currencies, respectively.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended
	June 30,
	2017	2016	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$32,941	$27,032	$5,909
Investing activities	(1,323)	(11,937)	10,614
Financing activities	(19,389)	(28,241)	8,852
Effect of exchange rate changes on cash	479	508	(29)
Net change in cash and cash equivalents	$12,708	$(12,638)	$25,346

Operating Activities

During the six months ended June 30, 2017, cash provided by operating activities increased primarily as a result of an increase in Adjusted EBITDA of $5.4 million.  Also impacting cash flows from operating activities were:

•    the February 2016 payment of $3.3 million to satisfy liabilities from a litigation judgment that did not recur in the current year period;

•	an increase in cash paid for taxes and interest of $2.3 million in the current period; and

•    timing differences on various other operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2017, cash used in investing activities decreased primarily as a result of the acquisitions of RE/MAX of New York and RE/MAX of Alaska in the first half of 2016 and a reduction in the investments in our information technology infrastructure.

Financing Activities

During the six months ended June 30, 2017 cash used in financing activities decreased as a result of:

•    a decrease of $12.7 million due to the excess cash flow prepayment made on the 2013 Senior Secured Credit Facility in March 2016 for which a similar payment was not made in 2017 pursuant to the revised terms of the 2016 Senior Secured Credit Facility; partially offset by

•    an increase of $1.9 million in cash paid to Class A common stockholders and non-controlling unitholders due to our Board of Directors declaring a dividend of $0.18 per share on all outstanding shares of Class A common stock in the first and second quarters of 2017 compared to a dividend of $0.15 per share on all outstanding shares of Class A common stock in the first and second quarters of 2016 and an increase in tax and other distributions paid to non-controlling unitholders of $1.3 million.

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

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $1.3 million and $2.1 million during the six months ended June 30, 2017 and 2016, respectively. Amounts paid for purchases of property, equipment and software primarily related to investments in our information technology infrastructure and leasehold improvements.  In order to expand our technological capabilities, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees and agents in our network.  Total capital expenditures for 2017 is expected to be between $4.5 million and $5.5 million.

Dividends

Our Board of Directors declared and paid quarterly cash dividends of $0.18 per share on all outstanding shares of Class A common stock during the first and second quarters in 2017, as disclosed in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  On August 2, 2017, our Board of Directors declared a quarterly cash dividend of $0.18 per share on all outstanding shares of Class A common stock, which is payable on August 30, 2017 to stockholders of record at the close of business on August 16, 2017. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

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

Payments Pursuant to the Tax Receivable Agreement

In connection with the IPO, we entered into two TRAs, which resulted in the recognition of a $97.0 million liability as of June 30, 2017.  Of the $97.0 million liability recorded as of June 30, 2017, $32.5 million relates to RIHI’s exchange of 5,175,000 common units for shares of our Class A common stock in the fourth quarter of 2015.  The liability pursuant to the TRAs will increase in the future upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges.  We receive funding from RMCO in order to fund the payment of amounts due under the TRAs.

The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by RIHI, the price of our Class A common stock at the time of such exchanges, the amount and timing of the taxable income we generate in the future and the tax rate then applicable. We expect to make additional payments of approximately $11.4 million in 2017 related to the TRAs.

Distributions and other payments to RIHI in the six months ended June 30, 2017 and 2016 were comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Distributions and other payments pursuant to the New RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$6,450	$5,144
Dividend distributions	4,521	3,768
Total distributions to RIHI	10,971	8,912
Payments pursuant to the TRAs	1,931	1,344
Total distributions and TRA payments to RIHI	$12,902	$10,256

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

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of June 30, 2017.

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

•    Payments Pursuant to the TRAs

•    General Litigation Matters

New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities that arise from all leases on the consolidated balance sheets. ASU 2016-02 is required to be adopted by us on January 1, 2019. Early adoption is permitted in any interim or annual reporting period. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We have not yet determined the effect of the standard on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent amendments, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We will adopt this standard on January 1, 2018.  We expect the adoption of the new guidance to change the timing of recognition of franchise sales and franchise renewal revenue. Currently, we recognize revenue upon completion of a sale or renewal. Under the new guidance, franchise sales and renewal revenue, which are included in Franchise Sales and Other Franchise Revenue in the Consolidated Statement of Income, will be recognized over the contractual term of the franchise agreement.  We currently anticipate that we will utilize the full retrospective transition method, however, this expectation may change following the completion of our evaluation of the impact of this guidance on our consolidated financial statements and related disclosures.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2016 Senior Secured Credit Facility which bear interest at variable rates. At June 30, 2017, $233.2 million in term loans were outstanding under our 2016 Senior Secured Credit Facility. As of June 30, 2017, the undrawn borrowing availability under the revolving line of credit under our 2016 Senior Secured Credit Facility was $10.0 million. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our 2016 Senior Secured Credit Facility entered into in December 2016 is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%.  As of June 30, 2017, the interest rate was 4.05%. If LIBOR rises, then each hypothetical 0.125% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of global franchisees in over 100 countries and territories. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity but may do so in the future. During the three and six months ended June 30, 2017, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $0.3 million and $0.5 million, respectively.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	3.2

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

31.1	Certification of Co-Chief Executive Officer, Chairman and Co-Founder pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1

Certification of Co-Chief Executive Officer, Chairman and Co-Founder and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

RE/MAX Holdings, Inc. (Registrant)

Date:	August 4, 2017	By:	/s/ David L. Liniger
David L. Liniger Co-Chief Executive Officer, Chairman and Co-Founder (Principal Executive Officer)

Date:	August 4, 2017	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2017	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)