Form 10-Q
period 2017-09-30
RE/MAX Holdings, Inc.
filed 2018-03-15
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of February 28, 2018 was 17,696,991 and 1, respectively.

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2017 and September 30, 2016	4
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and September 30, 2016	5
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2017	6
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and September 30, 2016	7
	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	45

Item 4.	Controls and Procedures	46

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

	SIGNATURES	55

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$83,936	$57,609
Accounts and notes receivable, current portion, less allowances of $6,247 and $5,535, respectively	19,002	19,419
Income taxes receivable	1,747	—
Other current assets	5,357	4,186
Total current assets	110,042	81,214
Property and equipment, net of accumulated depreciation of $12,865 and $12,196, respectively	2,993	2,691
Franchise agreements, net	99,634	109,140
Other intangible assets, net	9,207	9,811
Goodwill	123,013	126,633
Deferred tax assets, net	101,649	105,770
Other assets, net of current portion	1,548	1,894
Total assets	$448,086	$437,153
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$449	$855
Accounts payable to affiliates	83	145
Accrued liabilities	15,302	13,268
Income taxes payable	401	379
Deferred revenue and deposits	17,470	16,306
Current portion of debt	2,350	2,350
Current portion of payable pursuant to tax receivable agreements	6,135	13,235
Total current liabilities	42,190	46,538
Debt, net of current portion	227,094	228,470
Payable pursuant to tax receivable agreements, net of current portion	85,850	85,574
Deferred tax liabilities, net	151	133
Other liabilities, net of current portion	20,064	15,729
Total liabilities	375,349	376,444
Commitments and contingencies (note 13)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,696,991 shares issued and outstanding as of September 30, 2017; 17,652,548 shares issued and outstanding as of December 31, 2016	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	450,317	448,713
Retained earnings	22,675	16,005
Accumulated other comprehensive income (loss), net of tax	439	(28)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	473,433	464,692
Non-controlling interest	(400,696)	(403,983)
Total stockholders' equity	72,737	60,709
Total liabilities and stockholders' equity	$448,086	$437,153

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Continuing franchise fees	$23,049	$20,938	$69,298	$59,691
Annual dues	8,592	8,321	25,148	24,271
Broker fees	12,125	10,517	32,914	28,102
Franchise sales and other franchise revenue	5,611	5,783	19,065	19,704
Brokerage revenue	—	—	—	112
Total revenue	49,377	45,559	146,425	131,880
Operating expenses:
Selling, operating and administrative expenses	31,832	20,539	79,263	62,866
Depreciation and amortization	4,286	3,889	15,678	11,482
Loss (gain) on sale or disposition of assets, net	451	(11)	426	85
Total operating expenses	36,569	24,417	95,367	74,433
Operating income	12,808	21,142	51,058	57,447
Other expenses, net:
Interest expense	(2,598)	(2,121)	(7,414)	(6,493)
Interest income	145	32	195	118
Foreign currency transaction gains (losses)	273	(115)	289	69
Loss on early extinguishment of debt	—	—	—	(136)
Total other expenses, net	(2,180)	(2,204)	(6,930)	(6,442)
Income before provision for income taxes	10,628	18,938	44,128	51,005
Provision for income taxes	(3,091)	(4,632)	(10,883)	(12,176)
Net income	$7,537	$14,306	$33,245	$38,829
Less: net income attributable to non-controlling interest (note 3)	3,702	7,520	16,968	20,290
Net income attributable to RE/MAX Holdings, Inc.	$3,835	$6,786	$16,277	$18,539

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.22	$0.38	$0.92	$1.05
Diluted	$0.22	$0.38	$0.92	$1.05
Weighted average shares of Class A common stock outstanding
Basic	17,696,991	17,645,696	17,685,683	17,622,298
Diluted	17,737,786	17,691,641	17,726,447	17,666,740
Cash dividends declared per share of Class A common stock	$0.18	$0.15	$0.54	$0.45

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$7,537	$14,306	$33,245	$38,829
Change in cumulative translation adjustment	536	(147)	999	417
Other comprehensive income (loss), net of tax	536	(147)	999	417
Comprehensive income	8,073	14,159	34,244	39,246
Less: comprehensive income attributable to non-controlling interest	3,987	7,442	17,500	20,513
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$4,086	$6,717	$16,744	$18,733

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2017	17,652,548	$2	1	$—	$448,713	$16,005	$(28)	$(403,983)	$60,709
Net income	—	—	—	—	—	16,277	—	16,968	33,245
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(14,213)	(14,213)
Equity-based compensation expense and related dividend equivalents	58,426	—	—	—	2,161	(53)	—	—	2,108
Dividends to Class A common stockholders	—	—	—	—	—	(9,554)	—	—	(9,554)
Change in accumulated other comprehensive income	—	—	—	—	—	—	467	532	999
Payroll taxes related to net settled restricted stock units	(13,983)	—	—	—	(816)	—	—	—	(816)
Other	—	—	—	—	259	—	—	—	259
Balances, September 30, 2017	17,696,991	$2	1	$—	$450,317	$22,675	$439	$(400,696)	$72,737

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$33,245	$38,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,678	11,482
Bad debt expense	836	1,177
Loss on sale or disposition of assets and sublease, net	3,859	85
Loss on early extinguishment of debt	—	136
Equity-based compensation expense	2,161	1,812
Deferred income tax expense	3,919	3,244
Fair value adjustments to contingent consideration	250	—
Payments pursuant to tax receivable agreements	(7,296)	(1,344)
Other	888	802
Changes in operating assets and liabilities	(100)	(7,183)
Net cash provided by operating activities	53,440	49,040
Cash flows from investing activities:
Purchases of property, equipment and software	(1,733)	(3,229)
Proceeds from sale of property and equipment	—	12
Capitalization of trademark costs	(48)	(35)
Acquisitions, net of cash acquired of $0 and $131, respectively	—	(17,869)
Other investing activity, net	—	54
Net cash used in investing activities	(1,781)	(21,067)
Cash flows from financing activities:
Payments on debt	(1,763)	(14,220)
Distributions paid to non-controlling unitholders	(14,213)	(14,094)
Dividends and dividend equivalents paid to Class A common stockholders	(9,607)	(7,932)
Payments on capital lease obligations	(9)	(72)
Proceeds from exercise of stock options	—	101
Payment of payroll taxes related to net settled restricted stock units	(816)	(360)
Net cash used in financing activities	(26,408)	(36,577)
Effect of exchange rate changes on cash	1,076	373
Net increase (decrease) in cash and cash equivalents	26,327	(8,231)
Cash and cash equivalents, beginning of year	57,609	110,212
Cash and cash equivalents, end of period	$83,936	$101,981
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,477	$6,195
Net cash paid for income taxes	$8,619	$9,492
Schedule of non-cash investing and financing activities:
Note receivable received as consideration for sale of brokerage operations assets	$—	$150
Capital lease for property and equipment	$—	$33
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	$310	$89
Contingent consideration issued in a business acquisition	$—	$6,300

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of its shares of Class A common stock. RE/MAX Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of September 30, 2017, RE/MAX Holdings owns 58.49% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.51% of common membership units in RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand. RE/MAX, founded in 1973, has over 115,000 agents operating in over 7,000 offices and a presence in more than 100 countries and territories. Motto Mortgage (“Motto”), founded in 2016, is the first nationally franchised mortgage brokerage in the U.S. The Company sold certain operating assets and liabilities of its owned brokerage offices during 2015 and the first quarter of 2016 to existing RE/MAX franchisees (See Note 5, Acquisitions and Dispositions). Since then, the Company is 100% franchised, no longer operates any real estate brokerage offices and no longer recognizes brokerage revenue (which consisted of fees assessed by the Company’s owned brokerages for services provided to their affiliated real estate agents). While the Company operates through both RE/MAX and Motto, due to the immateriality of revenue earned by Motto, the Company discloses only one reportable segment.

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

•	Brokerage revenue prior to the sale of the Company’s brokerage offices in January 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2016, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and with Article 10 of Regulation S-X. In compliance with those instructions, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2017 and December 31, 2016, the results of its operations and comprehensive income for the three and

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

nine months ended September 30, 2017 and 2016, cash flows for the nine months ended September 30, 2017 and 2016, and changes in its stockholders’ equity for the nine months ended September 30, 2017. Interim results may not be indicative of full year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

During 2016, the Company completed the acquisitions of six independent regions. Their results of operations, cash flows and financial positions are included in the consolidated financial statements from their respective dates of acquisition. See Note 5, Acquisitions and Dispositions for additional information.

Reclassifications

Certain items in the accompanying condensed consolidated financial statements as of December 31, 2016 have been reclassified to conform to the current year’s presentation. These reclassifications did not affect the Company’s consolidated results of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

As of September 30, 2017, RE/MAX Holdings owns 58.49% of the common membership units in RMCO and, as its managing member, RE/MAX Holdings controls RMCO’s operations, management and activities. As a result, RE/MAX Holdings consolidates RMCO and records a non-controlling interest in the accompanying Condensed Consolidated Balance Sheets and records net income attributable to the non-controlling interest and comprehensive income attributable to the non-controlling interest in the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, respectively.

New Accounting Pronouncements Not Yet Adopted

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), which adjusts the classification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard is to be applied either in the period of adoption or retrospectively to each period effected by the Tax Cuts and Jobs Act. The Company plans to adopt this ASU on January 1, 2019. As of December 31, 2017, the Company completed the majority of its accounting for the tax effects of the Tax Cuts and Jobs Act. The Company believes the amendments of ASU 2018-02 will not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification for certain cash receipts and cash payments on the consolidated statement of cash flow. ASU 2016-15 is effective for fiscal years, and interim reporting periods within those years, beginning January 1, 2018 for the Company. The standard requires a retrospective transition method for each period presented. Under the new guidance, the contingent consideration payments related to the purchase of Full House Mortgage Connection, Inc. (“Full House”) will be classified as financing outflows up to the $6,300,000 acquisition date fair value and any cash payments paid in excess of the acquisition date fair value will be classified as operating outflows. (See Note 5, Acquisitions and Dispositions). The Company expects no other material impact on its financial statements and related disclosures upon the adoption of this standard.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent amendments, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The Company adopted this standard on January 1, 2018. The Company will use the modified retrospective transition method, which will result in restating each prior reporting period presented, fiscal years 2016 and 2017, in the year of adoption. Additionally, a cumulative effect adjustment will be recorded to the opening balance sheet as of the first day of fiscal year 2016, the earliest period presented.  The adoption of the new guidance will change the timing of recognition of franchise sales and franchise renewal revenue. Currently, the Company recognizes revenue upon completion of a sale or renewal. Under the new guidance, franchise sales and renewal revenue, which are included in “Franchise Sales and Other Franchise Revenue” in the Consolidated Statements of Income, will be recognized over the contractual term of the franchise agreement. The impact to both “Franchise Sales and Other Franchise Revenue” and “Operating Income” in the Consolidated Statements of Income for 2017 from this change will be a decrease of less than $2,000,000. However, the Consolidated Balance Sheet as of December 31, 2017 will be adjusted in the first quarter of 2018 to reflect an increase in “Deferred revenue and deposits” of approximately $26,000,000. The commissions related to franchise sales will be recorded as a contract asset and be recognized over the contractual term of the franchise agreement. Currently, the Company expenses the commissions upon franchise sale completion. The impact from this change to “Selling, operating and administrative expenses” and “Operating Income” in the Consolidated Statements of Income for 2017 is immaterial and the Consolidated Balance Sheet as of December 31, 2017 will be adjusted in the first quarter of 2018 to reflect an increase in “Total assets” of approximately $4,000,000. The Company does not expect the adoption of the standard to have a material impact on other revenue streams.

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

	Three Months Ended September 30,
	2017			2016
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO (a)	58.49%	41.51%	100.00%	58.42%	41.58%	100.00%
Income before provision for income taxes	$6,180	$4,448	$10,628	$11,025	$7,913	$18,938
Provision for income taxes (b)(c)	(2,345)	(746)	(3,091)	(4,239)	(393)	(4,632)
Net income	$3,835	$3,702	$7,537	$6,786	$7,520	$14,306

	Nine Months Ended September 30,
	2017			2016
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO (a)	58.47%	41.53%	100.00%	58.39%	41.61%	100.00%
Income before provision for income taxes	$25,763	$18,365	$44,128	$29,742	$21,263	$51,005
Provision for income taxes (b)(c)	(9,486)	(1,397)	(10,883)	(11,203)	(973)	(12,176)
Net income	$16,277	$16,968	$33,245	$18,539	$20,290	$38,829

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement (the “New RMCO, LLC Agreement”), RMCO makes cash distributions to non-controlling unitholders. The distributions paid or payable to or on behalf of non-controlling unitholders are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Tax and other distributions	$7,430	$8,442
Dividend distributions	6,783	5,652
Total distributions to non-controlling unitholders	$14,213	$14,094

On November 1, 2017, the Company declared a distribution to non-controlling unitholders of $2,261,000, which was paid on November 29, 2017.  On February 21, 2018, the Company declared a distribution to non-controlling unitholders of $2,512,000, which is payable on March 21, 2018.

Payments Pursuant to the Tax Receivable Agreements

As of September 30, 2017, the Company reflected a total liability of $91,985,000 representing the payments due to RIHI and Oberndorf Investments LLC (“Oberndorf”) under the terms of the tax receivable agreements (the “TRAs”) (see current and non-current portion of “Payable pursuant to tax receivable agreements” in the accompanying Condensed Consolidated Balance Sheets).

As of September 30, 2017, the Company estimates that amounts payable pursuant to the TRAs within the next 12-month period will be approximately $6,135,000, which is related to RE/MAX Holdings’ 2016 federal and state tax returns. To determine the current amount of the payments due to RIHI and Oberndorf, the Company estimated the amount of taxable income that RE/MAX Holdings generated as well as the amount of the specified deductions subject to the TRAs which were realized by RE/MAX Holdings in its federal and state tax returns. This amount was then used as a basis for determining the Company’s increase in estimated tax cash savings as a result of such deductions on which 85% is owed as a current TRA obligation (i.e. payable within 12 months of the Company’s year-end). These calculations are performed pursuant to the terms of the TRAs. The Company paid $7,296,000 and $1,344,000 pursuant to the terms of the TRAs during the nine months ended September 30, 2017 and 2016, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Given this date of enactment, the financial statements for the period ended September 30, 2017 do not reflect the impact of this legislation. The law includes significant changes to the U.S. corporate tax system, including a federal corporate rate reduction from 35% to 21%. During the fourth quarter of 2017, the period in which the Tax Cuts and Jobs Act was enacted, the deferred tax asset was reduced for the impact of the lower rate, resulting in a charge to “Provision for income taxes” of $40,900,000. Correspondingly, the TRA liability was also reduced for the rate change, resulting in a benefit to operating income of $32,700,000. The net effect on net income was $8,200,000, with the entirety of this impact allocated to RE/MAX Holdings as U.S. federal and most state income taxes do not apply to the non-controlling interest.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$3,835	$6,786	$16,277	$18,539
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,696,991	17,645,696	17,685,683	17,622,298
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,696,991	17,645,696	17,685,683	17,622,298
Add dilutive effect of the following:
Stock options	—	—	—	6,714
Restricted stock units	40,795	45,945	40,764	37,728
Weighted average shares of Class A common stock outstanding, diluted	17,737,786	17,691,641	17,726,447	17,666,740
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.22	$0.38	$0.92	$1.05
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.22	$0.38	$0.92	$1.05

There were no anti-dilutive shares for the three and nine months ended September 30, 2017 and 2016. The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Dividends

Dividends declared and paid quarterly per share on all outstanding shares of Class A common stock were as follows (in thousands, except share and per share information):

	Nine Months Ended September 30,
	2017				2016
	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders
Dividend declared during quarter ended:
March 31	March 22, 2017	$0.18	$3,184	$2,261	March 23, 2016	$0.15	$2,638	$1,884
June 30	May 31, 2017	0.18	3,185	2,261	June 2, 2016	0.15	2,647	1,884
September 30	August 30, 2017	0.18	3,185	2,261	August 31, 2016	0.15	2,647	1,884
		$0.54	$9,554	$6,783		$0.45	$7,932	$5,652

On November 1, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.18 per share on all outstanding shares of Class A common stock, which was paid on November 29, 2017 to shareholders of record at the close of business on November 15, 2017. On February 21, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share on all outstanding shares of Class A common stock, which is payable on March 21, 2018 to stockholders of record at the close of business on March 7, 2018.

5. Acquisitions and Dispositions

Acquisitions

RE/MAX of Georgia, Inc., RE/MAX of Kentucky/Tennessee, Inc. and RE/MAX of Southern Ohio, Inc.

On December 15, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of Georgia, Inc. (“RE/MAX of Georgia”), RE/MAX of Kentucky/Tennessee, Inc. (“RE/MAX of Kentucky/Tennessee”), and RE/MAX of Southern Ohio, Inc. (“RE/MAX of Southern Ohio”), collectively (“RE/MAX Regional Services”) including the franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the states of Georgia, Kentucky and Tennessee and in Southern Ohio for cash consideration of $50,400,000. RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company funded the acquisition by refinancing its then outstanding credit facility (See Note 8, Debt) and using cash from operations.

RE/MAX of New Jersey, Inc.

On December 1, 2016, RE/MAX, LLC acquired certain assets and assumed certain liabilities of RE/MAX of New Jersey, Inc. (“RE/MAX of New Jersey”), including the franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of New Jersey for cash consideration of $45,000,000. RE/MAX, LLC acquired these assets and liabilities in order to expand its owned and operated regional franchising operations. The Company used cash generated from operations to fund the acquisition.

The Company finalized its accounting for the acquisitions of RE/MAX Regional Services and RE/MAX of New Jersey during the three months ended September 30, 2017. Adjustments recorded during the measurement-period are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. The Company does not revise or adjust any prior period information. In finalizing the accounting for these acquisitions, adjustments were made during the three months ended September 30, 2017 to the condensed consolidated balance sheet

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

to decrease “Goodwill” by $4,200,000 with a corresponding increase to “Franchise agreements, net” of $4,200,000. The Company recognized a reduction in depreciation and amortization expense of $765,000 during the three months ended September 30, 2017 in connection with these measurement adjustments.

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

RE/MAX of Alaska, Inc.

On April 1, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of Alaska, Inc. (“RE/MAX of Alaska”), including the franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of Alaska for cash consideration of $1,500,000. RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company used cash generated from operations to fund the acquisition.

RE/MAX of New York, Inc.

On February 22, 2016, RE/MAX, LLC acquired certain assets of RE/MAX of New York, Inc. (“RE/MAX of New York”), including the franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the state of New York for cash consideration of $8,500,000. RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company used cash generated from operations to fund the acquisition.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed for the aforementioned acquisitions (in thousands):

	RE/MAX Regional Services	RE/MAX of New Jersey	Full House	RE/MAX of Alaska	RE/MAX of New York	Total
Cash and cash equivalents	$-	$335	$-	$-	$131	$466
Franchise agreements	30,700	29,700	-	529	5,000	65,929
Non-compete agreement	-	-	2,500	-	-	2,500
Other assets	-	-	-	-	340	340
Goodwill	19,700	15,300	11,800	971	3,029	50,800
Other liabilities	-	(335)	-	-	-	(335)
Total purchase price	$50,400	$45,000	$14,300	$1,500	$8,500	$119,700

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

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Total revenue	$48,781	$141,073
Net income attributable to RE/MAX Holdings, Inc. (a)	$7,090	$18,165
Basic earnings per common share	$0.40	$1.03
Diluted earnings per common share	$0.40	$1.03

(a)

Nine months ended September 30, 2016 includes the net impact of $1,000,000 in professional fees and debt extinguishment costs incurred related to the amendment of the Company’s credit facility. See Note 8, Debt for a discussion of the credit facility.

Dispositions

STC Northwest, LLC d/b/a RE/MAX Northwest Realtors

On January 20, 2016, the Company sold certain operating assets and liabilities related to three owned brokerage offices located in the U.S., of STC Northwest, LLC d/b/a RE/MAX Northwest Realtors, a wholly owned subsidiary of the Company. The Company recognized a loss on the sale of the assets and the liabilities transferred of approximately $90,000 during the first quarter of 2016, which is reflected in “Loss (gain) on sale or disposition of assets, net” in the accompanying Condensed Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees and broker fees.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Sacagawea, LLC d/b/a RE/MAX Equity Group

On December 31, 2015, the Company sold certain operating assets and liabilities related to 12 owned brokerage offices located in the U.S., of Sacagawea, LLC d/b/a/ RE/MAX Equity Group (“RE/MAX Equity Group”), a wholly owned subsidiary of the Company.  During the third quarter of 2017 the Company recognized a loss of approximately $463,000 as a revised estimate of the final settlement on certain provisions of the asset sale agreement which is reflected in the “Loss (gain) on sale or disposition of assets, net” in the accompanying Condensed Consolidated Statements of Income.

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets, other than goodwill (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of September 30, 2017			As of December 31, 2016
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.1	$197,977	$(98,343)	$99,634	$224,167	$(115,027)	$109,140
Other intangible assets:
Software (a)	4.5	$13,902	$(8,177)	$5,725	$13,207	$(7,154)	$6,053
Trademarks	14.1	3,153	(1,921)	1,232	3,102	(1,782)	1,320
Non-compete	10.0	2,500	(250)	2,250	2,500	(62)	2,438
Total other intangible assets	7.6	$19,555	$(10,348)	$9,207	$18,809	$(8,998)	$9,811

(a)

As of September 30, 2017 and December 31, 2016, capitalized software development costs of $782,000 and $356,000, respectively, were information technology infrastructure projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense for the three months ended September 30, 2017 and 2016 was $4,066,000 and $3,666,000, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $15,055,000 and $10,836,000, respectively. Amounts for the three and nine months ended September 30, 2017 include the measurement period adjustment of $765,000. Refer to Note 5, Acquisitions and Dispositions for additional information.

As of September 30, 2017, the estimated future amortization expense for the next five years related to intangible assets is as follows (in thousands):

As of September 30, 2017:
Remainder of 2017	$4,031
2018	15,685
2019	15,522
2020	15,293
2021	14,786
$65,317

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents changes to goodwill for the period from January 1, 2017 to September 30, 2017 (in thousands):

Balance, January 1, 2017	$126,633
Change in purchase price allocations for 2016 acquisitions	(3,865)
Effect of changes in foreign currency exchange rates	245
Balance, September 30, 2017	$123,013

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll and related employee costs	$5,205	$7,035
Accrued taxes	1,219	1,554
Accrued professional fees	1,894	1,382
Other(a)	6,984	3,297
	$15,302	$13,268

(a)

Other accrued liabilities include a $4,500,000 payable in connection with the February 13, 2018 settlement resulting from the litigation matter concerning the Company’s 2013 acquisition of the net assets of Tails, Inc. (“Tails”), as discussed in Note 13, Commitments and Contingencies.

8. Debt

Debt, net of current portion, consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
2016 Senior Secured Credit Facility	$232,650	$234,412
Less unamortized debt issuance costs	(1,854)	(2,076)
Less unamortized debt discount costs	(1,352)	(1,516)
Less current portion	(2,350)	(2,350)
	$227,094	$228,470

Maturities of debt are as follows (in thousands):

As of September 30, 2017:
Remainder of 2017	$588
2018	2,350
2019	2,350
2020	2,350
2021	2,350
Thereafter	222,662
$232,650

Senior Secured Credit Facility

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On December 15, 2016, RE/MAX, LLC, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “2016 Senior Secured Credit Facility”), which amended and restated a prior credit agreement (the “2013 Senior Secured Credit Facility”). The 2016 Senior Secured Credit Facility consists of a $235,000,000 term loan facility which matures on December 15, 2023 and a $10,000,000 revolving loan facility which, if drawn, must be repaid on December 15, 2021. Borrowings under the term loans and revolving loans, if any outstanding, accrue interest at LIBOR (as long as LIBOR is not less than the floor of 0.75%) plus a maximum applicable margin of 2.75%. As of September 30, 2017, the interest rate was 4.08%.

Mandatory principal payments of approximately $588,000 are due quarterly until the facility matures on December 15, 2023. RE/MAX, LLC may make optional prepayments on the term loan facility at any time without penalty; however, no such optional prepayments were made during the nine months ended September 30, 2017.

Under the 2013 Senior Secured Credit Facility, RE/MAX, LLC was required to make additional principal payments out of excess cash flow. RE/MAX, LLC made an excess cash flow prepayment of $12,727,000 on March 31, 2016. RE/MAX, LLC accounted for the mandatory principal excess cash flow prepayment as an early extinguishment of debt and recorded a loss during the nine months ended September 30, 2016 of $136,000 related to unamortized debt discount and issuance costs.

Under the 2016 Senior Secured Credit Facility no additional mandatory prepayment and commitment reduction is required if the total leverage ratio as defined by the 2016 Senior Secured Credit Facility as of the last day of such fiscal year is less than 2.75 to 1.0. RE/MAX, LLC’s total leverage ratio was less than 2.75 to 1.0 as of September 30, 2017, and RE/MAX, LLC does not expect to make an excess cash flow principal prepayment within the next 12-month period.

As of September 30, 2017, RE/MAX, LLC had no revolving loans outstanding under our 2016 Senior Secured Credit Facility. Whenever amounts are drawn under the revolving line of credit, the 2016 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	As of September 30, 2017				As of December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$6,650	$-	$-	$6,650	$6,400	$-	$-	$6,400

The Company is required to pay additional purchase consideration totaling eight percent of gross revenues generated by Motto each year for the ten years following the acquisition date with no limitation as to the maximum payout. The consideration is payable following each anniversary, beginning October 1, 2017 and ending September 30, 2026. The acquisition date fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay Full House with respect to the acquired business. The Company measures this liability each reporting period and recognizes changes in fair value, if any, in earnings of the Company. Any changes are included

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted cash payments derived from anticipated gross revenues.

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs for the period from January 1, 2017 to September 30, 2017 (in thousands):

Fair Value of Contingent Consideration Liability
Balance at January 1, 2017	$6,400
Fair value adjustments	250
Balance at September 30, 2017	$6,650

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the nine months ended September 30, 2017.

The following table summarizes the carrying value and fair value of the 2016 Senior Secured Credit Facility as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,		December 31,
	2017		2016
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$229,444	$233,522	$230,820	$233,240

10. Income Taxes

RE/MAX Holdings is subject to U.S. federal and state income taxation on its allocable portion of the income of RMCO.  The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016 is based on an estimate of the Company’s annualized effective income tax rate. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries’ earnings attributable to the non-controlling interest are not subject to U.S. federal and state income tax as the income is passed through to the non-controlling interest holders. The “Provision for income taxes” is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings. The provision for income taxes attributable to RE/MAX Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO. However, it also includes its share of taxes imposed directly on RE/MAX, LLC, related primarily to tax liabilities in certain foreign jurisdictions. The provision for income taxes attributable to the non-controlling interest represents its share of taxes imposed on RE/MAX, LLC related to tax liabilities primarily in certain foreign jurisdictions.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of September 30, 2017, the Company does not believe it has any significant uncertain tax positions.

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

11. Equity-Based Compensation

The Company’s Board of Directors adopted the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”), under which 3,576,466 shares are currently authorized. (See below for shares available for grant at September 30, 2017.) The 2013 Incentive Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of shares of RE/MAX Holdings Class A common stock, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) which may have time-based or performance-based vesting criteria, dividend equivalent rights, cash-based awards and any combination thereof to employees, directors and consultants of the Company.

The Company recognizes equity-based compensation expense in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. The Company recognizes corporate income tax benefits relating to the exercise of options and vesting of restricted stock units in “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income.

Employee stock-based compensation expense under the Company’s 2013 Incentive Plan was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expense from Time-based RSUs	$750	$501	$1,892	$1,812
Expense from Performance-based RSUs	118	-	269	-
Equity-based compensation expense	868	501	2,161	1,812
Tax benefit from equity-based compensation	(191)	(110)	(475)	(398)
Excess tax benefit from equity-based compensation	-	-	(324)	(201)
Net compensation cost	$677	$391	$1,362	$1,213

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

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes equity-based compensation activity related to time-based RSUs as of and for the nine months ended September 30, 2017:

	Time-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2017	127,011	$33.00
Granted	43,450	$55.45
Shares vested (including tax withholding)(a)	(58,426)	$33.03
Forfeited	(2,935)	$40.70
Balance, September 30, 2017	109,100	$41.71

(a)

Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At September 30, 2017, there was $3,001,000 of total unrecognized time-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.63 years for time-based restricted stock units.

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

The following table summarizes equity-based compensation activity related to performance-based RSUs as of and for the nine months ended September 30, 2017:

	Performance-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2017	—	$—
Granted (a)	33,961	$57.88
Forfeited	(1,155)	$57.88
Balance, September 30, 2017	32,806	$57.88

(a)	Represents the total participant target award.

At September 30, 2017, there was $1,060,000 of total unrecognized performance-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.25 years for performance-based RSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 2,396,156 additional shares available for the Company to grant under the 2013 Incentive Plan as of September 30, 2017.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Leadership Changes

On January 7, 2016, the Company’s former Chief Financial Officer and Chief Operating Officer entered into a separation and transition agreement (the “Separation and Transition Agreement”) pursuant to which he separated from the Company effective March 31, 2016. The Company incurred a total cost of $1,043,000, including $331,000 of equity-based compensation expense, which was recorded to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income during the nine months ended September 30, 2016. There were no such expenses incurred during the nine months ended September 30, 2017.

On December 31, 2014, the Company’s former Chief Executive Officer retired and pursuant to the terms of the Separation and Release of Claims Agreement (the “Separation Agreement”), the Company is required to provide severance and other related benefits over a 36-month period. The Company recorded a liability, measured at its estimated fair value, for payments that will be made under the Separation Agreement, with a corresponding charge to “Selling, general and administrative expenses.”  The Company incurred a total cost of $3,581,000, including $1,007,000 of equity-based compensation expense related to this retirement in 2014.

The following table presents a rollforward of the estimated fair value liability for the period from January 1, 2017 to September 30, 2017 established for the aforementioned leadership changes (in thousands):

Balance, January 1, 2017	$964
Accretion	17
Cash payments	(783)
Balance, September 30, 2017	$198

13. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable leases, subject to certain provisions for renewal options and escalation clauses.

On August 16, 2017, the Company entered into a sublease agreement for certain office space at its corporate headquarters where the Company’s expected costs related to the subleased space, including lease payments the Company will make to its lessor, exceed the anticipated revenue, and as a result, the Company recorded a loss of $3,725,000 during the three and nine months ended September 30, 2017. On September 11, 2017, the Company amended an existing sublease agreement for certain office space at its corporate headquarters. The existing liability was reduced, resulting in a net gain of $294,000 during the three and nine months ended September 30, 2017. As of September 30, 2017, the liability related to the aforementioned sublease agreements was included in “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

Contingencies

In connection with the purchase of Full House, as described in Note 5, Acquisitions and Dispositions the Company entered into an arrangement to pay additional purchase consideration based on Motto’s future gross revenues, excluding certain fees, over the next ten years. As of September 30, 2017, this liability was estimated to be $6,650,000.

In connection with the sale of the assets and liabilities related to the Company’s previously owned brokerages, the Company entered into three Assignment and Assumption of Lease Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

purchasers. For certain leases, the Company remains secondarily liable for future lease payments through July 2021 under the respective lease agreements and accordingly, as of September 30, 2017, the Company has outstanding lease guarantees of $4,284,000. This amount represents the maximum potential amount of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreements govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser.

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

On October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of Tails for consideration paid of $20,175,000. Following earlier litigation that was dismissed, several shareholders of Tails filed a complaint entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Gail Liniger, Dave Liniger, Bruce Benham, RE/MAX Holdings, Inc. and Tails Holdco, Inc. in Denver District Court ("Tails II"). On February 13, 2018, the parties signed a formal Settlement Agreement and Mutual General Release resulting in the Company recording a charge of $2,550,000 in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income during the nine months ended September 30, 2017.  On February 27, 2018 the Company received $1,950,000 from its insurance carriers as reimbursement of attorneys’ fees and a portion of the settlement.  On February 28, 2018, the Company paid $4,500,000 to satisfy the terms of the Settlement Agreement. As a result of the settlement, the litigation was dismissed with prejudice on March 1, 2018.

Management of the Company believes no other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

14. Related-Party Transactions

The majority stockholders of RIHI, including the Company’s current Chairman and Co-Founder and the Company’s Vice Chair and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. The Company used the golf course and related facilities for business purposes at minimal charge in both 2017 and 2016.  Additionally, the Company recorded expense of $502,000 and $204,000 for the value of the benefits provided to Company personnel for the complimentary use of the golf course during the three months ended September 30, 2017 and 2016, respectively, and $502,000 and $454,000 during the nine months ended September 30, 2017 and 2016, respectively, with an offsetting increase in additional paid in capital. See Note 15, Immaterial Corrections to Prior Period Financial Statements for further discussion regarding the amounts recorded for the three and nine months ended September 30, 2016.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities (primarily the advertising funds), and it allows these companies to share its leased office space. During the three months ended September 30, 2017 and 2016, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $930,000 and $507,000, respectively. During the nine months ended September 30, 2017 and 2016, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $2,409,000 and $1,459,000, respectively. Amounts are generally paid within 30 days and no amounts were outstanding at September 30, 2017 or December 31, 2016.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Related party advertising funds had current outstanding amounts due from the Company of $83,000 and $145,000 as of September 30, 2017 and December 31, 2016, respectively. Such amounts are included in “Accounts payable to affiliates” in the accompanying Condensed Consolidated Balance Sheets.

15. Immaterial Corrections to Prior Period Financial Statements

The Company identified certain related party transactions with its controlling stockholder that had not been recognized as expenses in previously issued financial statements, the largest being the complimentary use by Company personnel of a golf facility owned by David and Gail Liniger.  The value of these benefits is required to be reflected as an expense in the financial statements with a corresponding increase to additional paid in capital.  The Company concluded that the omission of the expense associated with these transactions from prior period financial statements was immaterial to each affected reporting period and therefore amendment of previously filed reports was not required.  However, the Company corrected this immaterial error in the prior years included herein.  These adjustments resulted in an increase in “Selling, operating, and administrative expenses” with a corresponding decrease in “Net Income” in the Condensed Consolidated Statements of Income of $214,000 and $467,000 for the three and nine months ended September 30, 2016, respectively.  In addition, these adjustments resulted in an increase to “Additional paid-in capital” of $1,712,000, a decrease to “Retained earnings” of $803,000 and a decrease to “Non-controlling interest” of $909,000 in the Condensed Consolidated Balance Sheets as of December 31, 2016.  This adjustment to “Additional paid-in capital” in the Consolidated Balance Sheets includes adjustments of $584,000, $575,000 and $553,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

16. Subsequent Events

RE/MAX of Northern Illinois Acquisition

On November 15, 2017, RE/MAX, LLC acquired certain assets of RE/MAX of Northern Illinois, Inc. (“RE/MAX of Northern Illinois”), including the franchise agreements issued by the Company permitting the sale of RE/MAX franchises in Northern Illinois. RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations. The Company used $35,720,000 in cash generated from operations to fund the acquisition. The assets acquired constitute a business and were accounted for using the fair value acquisition method. The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.  The excess of the total purchase price over the estimated fair value of the identifiable assets acquired was recorded as goodwill. The goodwill recognized is attributable to expected synergies and projected long-term revenue growth. All of the goodwill recognized is tax deductible.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed for RE/MAX of Northern Illinois (in thousands):

Franchise agreements	$23,500
Goodwill	12,220
Total purchase price	$35,720

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Separation Agreement

On February 9, 2018 the Company announced the retirement of the Company’s President.  The President will remain with the Company as a Senior Advisor through June 30, 2018.  The Company entered into a Separation Agreement with the President, and pursuant to the terms of this agreement, the Company accrued a total cost of approximately $1,900,000 in the first quarter of 2018, which will be paid over a 39- month period.

Booj acquisition

On February 26, 2018, RE/MAX, LLC acquired certain assets of booj, a real estate technology company, for cash consideration of $26,250,000, plus up to $10,000,000 in equity-based compensation to be earned over time.  RE/MAX, LLC acquired these assets in order to deliver core technology solutions designed for and with RE/MAX affiliates.  The Company used cash generated from operations to fund the acquisition. The assets acquired constitute a business that will be accounted for using the fair value acquisition method.  The total purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this acquisition, the Company has not completed a preliminary purchase price allocation.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to:

•	our expectations regarding consumer trends in residential real estate transactions;
•

our expectations regarding overall economic and demographic trends, including the health of the United States (“U.S.”) and Canadian residential real estate markets, and how they affect our performance;

•	our growth strategy of increasing our agent count;
•	our ability to expand our network of franchises in both new and existing but underpenetrated markets;
•	our expectations regarding the growth of Motto Mortgage, our mortgage brokerage franchise;
•	our growth strategy of increasing our number of closed transaction sides and transaction sides per agent;
•	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
•	the pursuit of future reacquisitions of Independent Regions;
•	our intention to pay dividends;
•	our future financial performance;
•	our ability to forecast selling, operating and administrative expenses;
•	the effects of laws applying to our business;
•	our ability to retain our senior management and other key employees;
•	our intention to pursue additional intellectual property protections;
•	our future compliance with U.S. or state franchise regulations;
•	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our information technology infrastructure;
•	the anticipated benefits of our advertising strategy;
•	our intention to repatriate cash generated by our Canadian operations to the U.S. on a regular basis in order to minimize the impact of currency gains and losses;
•	the implications of the Special Committee investigation and its impact of the findings and recommendations on us and our operations;

•	our remedial efforts and other measures in response to the outcome, findings and recommendations of the Special Committee investigation; and
•

our Board of Directors and management structure, including the roles of Adam Contos and the senior management team, the roles of David Liniger and of Richard Covey and the independent members of the Board of Directors.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily accurately indicate the times at which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materiality from those expressed in or suggested by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our most recent Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date of this report. Except as required by law, we do not intend, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The results of operations discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are those of RE/MAX Holdings, Inc. (“RE/MAX Holdings”) and its consolidated subsidiaries, including RMCO, LLC and its consolidated subsidiaries (“RMCO”), collectively, the “Company,” “we,” “our” or “us.”

Business Overview

We are one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the U.S. under the Motto Mortgage (“Motto”) brand. RE/MAX, founded in 1973, has over 115,000 agents operating in over 7,000 offices and a presence in more than 100 countries and territories. RE/MAX has held the number one market share in residential real estate in the U.S. and Canada since 1999 as measured by total residential transaction sides completed by our agents. The RE/MAX brand has the highest level of unaided brand awareness in real estate in the U.S. and Canada according to a 2016 consumer study conducted by MMR Strategy Group, and our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world. Motto, founded in 2016, is the first nationwide mortgage brokerage franchise offering in the U.S.

Special Committee Investigation

In October 2017, our Board of Directors appointed a special committee of independent directors (the “Special Committee”) to investigate actions of certain members of the Company’s senior management including (i) a previously undisclosed loan from David L. Liniger, the Company’s controlling stockholder, Chairman and former Chief Executive Officer to Adam M. Contos, the Company’s Chief Executive Officer, (ii) certain other transactions, including cash and non-cash gifts from David and Gail Liniger to Mr. Contos and others over a period of time, and (iii) wrongdoing in employment practices and workplace conduct (the “Special Committee Investigation”).  The Special Committee Investigation was performed with the assistance of independent outside advisors and was completed in February 2018.

Although the loan, gifts, and other transactions between the Linigers and Mr. Contos did not involve use of any corporate funds, the Special Committee concluded that these transactions created an actual or apparent conflict of interest. The Special Committee also concluded that Mr. Liniger and Mr. Contos violated the Company’s Supplemental Code of Ethics for CEO and Senior Financial Officers (the “Code of Ethics”) by engaging in these transactions and by failing to report them to the Company.  The Special Committee concluded that credible evidence did not substantiate that Mr. Liniger and Mr. Contos intentionally failed to disclose the loan or gifts.

The Special Committee also identified other instances of noncompliance by Mr. Liniger with the Code of Ethics and other Company policies related to workplace conduct, which were limited to Mr. Liniger’s actions and did not extend to other members of the Company’s leadership team.

As a result of the Special Committee investigation, the Company’s management team is implementing, under the oversight of the independent members of the Board of Directors, remedial measures to address various findings of the Special Committee as well as to address deficiencies in our internal controls. These efforts include among other matters (i) enhanced corporate policies and practices including with respect to gifts, loans, conflicts of interest and workplace conduct, (ii) enhanced procedures and practices concerning reporting including with respect to compliance matters, (iii) enhanced training on a range of matters including the responsibilities of officers and leaders related to workplace conduct and various compliance issues, (iv) a range of other actions designed to reinforce changes to the corporate culture in key areas including compliance and workplace practices, and (v) various remedial measures in connection with the deficiencies in our internal controls over financial reporting including an identified material weakness.  The remedial measures referred to above are in process and not complete as of the date of this Quarterly Report on Form 10-Q and it is expected that these remedial measures and improvements to governance and corporate policies and practices will continue in future periods over a sustained period of time. See “Item 4—Controls and Procedures—Remediation.”

During the fourth quarter of 2017, the Company incurred $2.6 million in expenses related to the Special Committee investigation, and will continue to incur significant expenses in the first quarter of 2018 and future periods related to the Special Committee investigation and the ongoing implementation of the remedial measures adopted as a result of the findings of the Special Committee as well as the control deficiencies including the identified material weakness.

Financial and Operational Highlights – Three Months Ended September 30, 2017

(Compared to three months ended September 30, 2016 unless otherwise noted)

•	Total agent count grew by 5.7% to 117,568 agents.
•	U.S. and Canada combined agent count increased 2.3% to 84,709 agents.
•	Revenue of $49.4 million, up 8.4% from the prior year.
•	Net income attributable to RE/MAX Holdings, Inc. of $3.8 million.
•	Adjusted EBITDA of $25.8 million and Adjusted EBITDA margin of 52.2%.

During the three months ended September 30, 2017, our revenue increased $3.8 million, or 8.4%, to $49.4 million primarily due to contributions from the four Independent Regions that were acquired in December 2016 (New Jersey, Georgia, Kentucky/Tennessee and Southern Ohio, collectively, the “2016 Acquired Regions”) which experienced agent count growth of 3.4% from the prior year quarter and foreign currency movements. Organic revenue growth remained relatively flat as growth from agent count increases were offset by a decrease in revenue recognized from preferred marketing arrangements and the impact of waiving approximately $1.7 million of continuing franchise fees and broker fees during the third quarter for associates adversely impacted by Hurricanes Harvey and Irma. Expenses increased primarily due to a $3.7 million loss recognized related to subleasing a portion of our corporate office building; a net charge of $2.6 million incurred in connection with a litigation settlement and additional corresponding professional fees related to our 2013 acquisition of the net assets of Tails, Inc. (“Tails”); and costs for Motto, the 2016 Acquired Regions, certain employee benefits and the refresh of the RE/MAX brand.

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

			Change
	As of September 30,		Favorable/(Unfavorable)
	2017	2016	#	%
RE/MAX Agent Count:
U.S.	63,549	62,241	1,308	2.1%
Canada	21,160	20,556	604	2.9%
U.S. and Canada Total	84,709	82,797	1,912	2.3%
Outside U.S. and Canada	32,859	28,391	4,468	15.7%
Network-wide agent count	117,568	111,188	6,380	5.7%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017		2016	2017	2016
Total revenue	$49,377		$45,559	$146,425	$131,880
Total selling, operating and administrative expenses(2)	$31,832		$20,539	$79,263	$62,866
Operating Income	$12,808		$21,142	$51,058	$57,447
Net income attributable to RE/MAX Holdings, Inc.(2)	$3,835		$6,786	$16,277	$18,539
Adjusted EBITDA(1)	$25,781		$25,487	$77,443	$71,527
Adjusted EBITDA margin(1)	52.2%		55.9%	52.9%	54.2%

(1)

See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”)  measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

(2)

Prior period amounts reflect an immaterial correction recorded for the three and nine months ended September 30, 2016. See Note 15, Immaterial Corrections to Prior Period Financial Statements for additional information.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

A summary of the components of our revenue for the three months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$23,049	$20,938	$2,111	10.1%
Annual dues	8,592	8,321	271	3.3%
Broker fees	12,125	10,517	1,608	15.3%
Franchise sales and other franchise revenue	5,611	5,783	(172)	(3.0)%
Total revenue	$49,377	$45,559	$3,818	8.4%

Consolidated revenue increased primarily due to the acquisitions of the 2016 Acquired Regions, which added $3.5 million or 7.7%. Organic growth remained relatively flat as growth from agent count increases were offset by a decrease in revenue recognized from preferred marketing arrangements and the impact of waiving approximately $1.7 million of continuing franchise fees and broker fees during the third quarter for hurricane-impacted associates.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of contributions from the 2016 Acquired Regions, which added $2.2 million, and agent count growth, which added $0.5 million.  Additionally, the Company waived approximately $1.1 million of continuing franchise fees during the third quarter for hurricane-impacted associates.

Annual Dues

Revenue from annual dues increased primarily due to an increase in agent count in the U.S. and Canada. Revenue from annual dues is not affected by our acquisitions of Independent Regions because agents in the U.S. and Canadian Independent Regions already pay annual dues to us in the same amounts as agents in Company-owned regions.

Broker Fees

Revenue from broker fees increased primarily due to the acquisitions of the 2016 Acquired Regions, which contributed a $1.2 million increase, as well as organic growth of $0.4 million driven primarily by rising average home prices and agent count growth which contributed to a reduction in the mix of home sale transactions completed by agents that do not pay broker fees.  Additionally, the Company waived approximately $0.5 million of broker fees during the third quarter for hurricane-impacted associates.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue decreased primarily due to a decrease in revenue recognized from preferred marketing arrangements and a reduction in franchise sales.  These decreases were partially offset by increases in master franchise sales.

Operating Expenses

A summary of the components of our operating expenses for the three months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$31,832	$20,539	$(11,293)	(55.0)%
Depreciation and amortization	4,286	3,889	(397)	(10.2)%
Loss (gain) on sale or disposition of assets, net	451	(11)	(462)	n/a
Total operating expenses	$36,569	$24,417	$(12,152)	(49.8)%
Percent of revenue	74.1%	53.6%

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses primarily consisted of personnel costs, professional fee expenses, rent and related facility operations expense (including losses on subleases) and other expenses. Other expenses include certain marketing and production costs that are not paid by our related party advertising funds, including travel and entertainment costs, and costs associated with our annual conventions in the U.S. and other events.

A summary of the components of our selling, operating and administrative expenses for the three months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$11,981	$9,729	$(2,252)	(23.1)%
Professional fees	3,855	2,702	(1,153)	(42.7)%
Rent and related facility operations	5,877	2,139	(3,738)	n/a
Other	10,119	5,969	(4,150)	(69.5)%
Total selling, operating and administrative expenses	$31,832	$20,539	$(11,293)	(55.0)%
Percent of revenue	64.5%	45.1%

Total selling, operating and administrative expenses increased as follows:

•	Personnel costs increased primarily due to personnel investments to support Motto and the 2016 Acquired Regions as well as an increase in charges for certain employee benefits.
•	Professional fees increased primarily due to costs incurred in connection with litigation related to our 2013 acquisition of the net assets of Tails.
•

Rent and related facility operations increased primarily due to a loss recognized related to subleasing a portion of our corporate office building. See Note 13, Commitments and Contingencies for additional information.

•

Other selling, operating and administrative expenses increased primarily due to a net charge of $2.6 million incurred in connection with a litigation settlement related to our 2013 acquisition of the net assets of Tails and expenses incurred related to Motto, the 2016 Acquired Regions and the refresh of the RE/MAX brand, partially offset by a decrease in bad debt expense related to the termination of a preferred marketing arrangement in 2016.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to amortization expense related to the franchise agreements acquired with the 2016 Acquired Regions, partially offset by certain acquired franchise agreements reaching the end of their contractual term and an adjustment recorded related to finalizing the purchase price for certain acquisitions.  See Note 5, Acquisitions and Dispositions for additional information.

Loss (gain) on sale or disposition of assets, net

The change in loss (gain) on sale or disposition of assets, net was primarily due to the $463,000 loss recognized during the third quarter of 2017 for an estimated final settlement of certain provisions of the asset sale agreement related to the December 31, 2015 disposition of Sacagawea, LLC d/b/a RE/MAX Equity Group (“RE/MAX Equity Group”). See Note 5, Acquisitions and Dispositions for additional information.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended September 30, 2017 and 2016, is as follows:

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,598)	$(2,121)	$(477)	(22.5)%
Interest income	145	32	113	n/a
Foreign currency transaction gain (loss)	273	(115)	388	n/a
Total other expenses, net	$(2,180)	$(2,204)	$24	1.1%
Percent of revenue	4.4%	4.8%

Other expenses, net remained relatively flat. Interest expense increased as a result of a higher principal balance of term loans outstanding under our 2016 Senior Secured Credit Facility, which replaced our 2013 Senior Secured Credit facility on December 15, 2016, offset by an increase in foreign currency transaction gains (losses) primarily due to the strengthening of the Canadian dollar against the U.S. dollar.

Provision for Income Taxes

Our effective income tax rate increased to 29.1% from 24.5% for the three months ended September 30, 2017 and 2016, respectively. The increase in the effective tax rate was primarily due to a Canadian branch tax assessment on a significant distribution of cash from our Western Canada subsidiary to the United States which occurred during the third quarter of 2017. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state and foreign income tax rates. See Note 3, Non-controlling Interest for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, decreased $3.8 million primarily due to a decrease in RMCO’s net income during the three months ended September 30, 2017 compared to September 30, 2016.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $25.8 million for the three months ended September 30, 2017, an increase of $0.3 million from the comparable prior year period. Adjusted EBITDA increased primarily due to $2.9 million in contributions from the 2016 Acquired Regions and agent count growth, partially offset by higher operating expenses related to Motto, certain employee benefits and the refresh of the RE/MAX brand. In addition, fee waivers for hurricane-impacted associates reduced Adjusted EBITDA by approximately $1.7 million.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue

A summary of the components of our revenue for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$69,298	$59,691	$9,607	16.1%
Annual dues	25,148	24,271	877	3.6%
Broker fees	32,914	28,102	4,812	17.1%
Franchise sales and other franchise revenue	19,065	19,704	(639)	(3.2)%
Brokerage revenue	—	112	(112)	n/a
Total revenue	$146,425	$131,880	$14,545	11.0%

Consolidated revenue increased primarily due to the acquisitions of the 2016 Acquired Regions, which added $10.2 million or 7.7%. Organic growth increased revenue $4.3 million or 3.3% primarily due to agent count increases and July 1, 2016 fee increases in our Company-owned Regions, offset by a decrease in revenue recognized from preferred marketing arrangements and the impact of waiving approximately $1.7 million of continuing franchise fees and broker fees during the third quarter for hurricane-impacted associates.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of contributions from the 2016 Acquired Regions, which added $6.5 million or 10.8%, an increase of $1.1 million as a result of July 1, 2016 fee increases in our Company-owned Regions and an increase of $1.8 million due to agent count growth.  Additionally, the Company waived approximately $1.1 million of continuing franchise fees for hurricane-impacted associates.

Annual Dues

Revenue from annual dues increased primarily due to an increase in agent count in the U.S. and Canada. Revenue from annual dues is not affected by our acquisitions of Independent Regions because agents in the U.S. and Canadian Independent Regions already pay annual dues to us in the same amounts as agents in Company-owned regions.

Broker Fees

Revenue from broker fees increased primarily due to the acquisition of the 2016 Acquired Regions, which contributed a $3.2 million increase, as well as organic growth of $1.6 million driven primarily by rising average home prices and agent count growth which contributed to a reduction in the mix of home sale transactions completed by agents that do not pay broker fees.  Additionally, the Company waived approximately $0.5 million of broker fees for hurricane-impacted associates.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue decreased primarily due to a decrease in revenue recognized from preferred marketing arrangements and a reduction in franchise sales.  These decreases were partially offset by increases in master franchise sales and contributions from Motto and the 2016 Acquired Regions.

Operating Expenses

A summary of the components of our operating expenses for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$79,263	$62,866	$(16,397)	(26.1)%
Depreciation and amortization	15,678	11,482	(4,196)	(36.5)%
Loss on sale or disposition of assets, net	426	85	(341)	n/a
Total operating expenses	$95,367	$74,433	$(20,934)	(28.1)%
Percent of revenue	65.1%	56.4%

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$33,582	$31,040	$(2,542)	(8.2)%
Professional fees	10,354	7,269	(3,085)	(42.4)%
Rent and related facility operations	10,398	6,513	(3,885)	(59.6)%
Other	24,929	18,044	(6,885)	(38.2)%
Total selling, operating and administrative expenses	$79,263	$62,866	$(16,397)	(26.1)%
Percent of revenue	54.1%	47.7%

Total selling, operating and administrative expenses increased as follows:

•

Personnel costs increased primarily due to personnel investments to support Motto and the 2016 Acquired Regions as well as an increase in charges for certain employee benefits, partially offset by severance and other related expenses recognized in the prior year.

•

Professional fees increased primarily due to legal fees most of which related to litigation involving our 2013 acquisition of the net assets of Tails as well as costs incurred related to the launch of Motto.

•

Rent and related facility operations increased primarily due to a loss recognized related to subleasing a portion of our corporate office building.  See Note 13, Commitments and Contingencies for additional information.

•

Other selling, operating and administrative expenses increased primarily due to a net charge of $2.6 million incurred in connection with a litigation settlement related to our 2013 acquisition of the net assets of Tails and expenses incurred related to the 2016 Acquired Regions, Motto, the refresh of the RE/MAX brand, the 2017 annual convention and investments to support our technology infrastructure.  These increases were partially offset by a decrease in bad debt expense related the termination of a preferred marketing arrangement in 2016.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to amortization expense related to the franchise agreements acquired with the 2016 Acquired Regions, partially offset by certain acquired franchise agreements reaching the end of their contractual term.

Loss on sale or disposition of assets, net

Loss on sale or disposition of assets, net increased primarily due to the $463,000 loss recognized during the nine months ended September 30, 2017 for an estimated final settlement of certain provisions of the asset sale agreement related to the December 31, 2015 disposition of RE/MAX Equity Group. See Note 5, Acquisitions and Dispositions for additional information.

Other Expenses, Net

A summary of the components of our other expenses, net for the nine months ended September 30, 2017 and 2016, is as follows:

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(7,414)	$(6,493)	$(921)	(14.2)%
Interest income	195	118	77	(65.3)
Foreign currency transaction gain	289	69	220	n/a
Loss on early extinguishment of debt	—	(136)	136	n/a
Total other expenses, net	$(6,930)	$(6,442)	$(488)	(7.6)%
Percent of revenue	4.7%	4.9%

Other expenses, net increased mainly due to higher interest expense as a result of an increase in the principal balance of term debt outstanding under our 2016 Senior Secured Credit Facility, which replaced our 2013 Senior Secured Credit facility on December 15, 2016.

Provision for Income Taxes

Our effective income tax rate increased to 24.7% from 23.9% for the nine months ended September 30, 2017 and 2016, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state and foreign income tax rates. See Note 3, Non-controlling Interest for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, decreased $3.3 million primarily due to a decrease in RMCO’s net income during the nine months ended September 30, 2017 compared to September 30, 2016.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $77.4 million for the nine months ended September 30, 2017, an increase of $5.9 million from the comparable prior year period. Adjusted EBITDA primarily increased due to $8.1 million in contributions from the 2016 Acquired Regions, agent count growth, July 1, 2016 fee increases in our Company-owned Regions and an increase in master franchise sales.

These increases are partially offset by higher operating expenses related to Motto, certain employee benefits, the refresh of the RE/MAX brand, litigation and a reduction in revenue recognized for preferred marketing arrangements. In addition, fee waivers granted for hurricane-impacted associates reduced Adjusted EBITDA by approximately $1.7 million.

Non-GAAP Financial Measures

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. GAAP, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

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

A reconciliation of Adjusted EBITDA to net income for our consolidated results for the three and nine months ended September 30, 2017 and 2016 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$7,537	$14,306	$33,245	$38,829
Depreciation and amortization	4,286	3,889	15,678	11,482
Interest expense	2,598	2,121	7,414	6,493
Interest income	(145)	(32)	(195)	(118)
Provision for income taxes	3,091	4,632	10,883	12,176
EBITDA	17,367	24,916	67,025	68,862
Loss (gain) on sale or disposition of assets and sublease, net (1)	3,980	(99)	3,859	(175)
Loss on early extinguishment of debt	—	—	—	136
Equity-based compensation expense	868	501	2,161	1,812
Public offering related expenses	—	—	—	193
Acquisition related expenses (2)	3,566	169	4,398	699
Adjusted EBITDA (3)	$25,781	$25,487	$77,443	$71,527

(1)	Represents loss (gain) on the sale or disposition of assets as well as the losses (gains) on the sublease of a portion of our corporate headquarters office building.
(2)

Acquisition related expenses include fees incurred in connection with our acquisition and integration of certain assets of Tails in October 2013, the six independent regions that were acquired during 2016 (New York, Alaska, New Jersey, Georgia, Kentucky/Tennessee and Southern Ohio) and Motto. Costs include legal, accounting and advisory fees, consulting fees for integration services, and litigation settlement and fees specific to Tails.

(3)	Below is a reconciliation of Adjusted EBITDA as previously reported to Adjusted EBITDA as currently reported:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Adjusted EBITDA as previously reported	$25,955	$72,262
Equity-based compensation expense	501	1,812
Straight-line rent expense (a)	(169)	(580)
Severance related expenses (b)	(586)	(1,500)
Immaterial correction (c)	(214)	(467)
Adjusted EBITDA as currently reported	$25,487	$71,527

(a)	Represents the charge to appropriately record rent expense on a straight-line basis over the term of the lease arrangement taking into consideration escalation in monthly cash payments.
(b)	Includes severance and other related expenses due to organizational changes in our executive leadership.
(c)

Prior period amounts reflect an immaterial correction recorded for the three and nine months ended September 30, 2016. See Note 15, Immaterial Corrections to Prior Period Financial Statements for additional information.

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

RE/MAX, LLC entered into the 2013 Senior Secured Credit Facility, which was paid off when RE/MAX, LLC amended and restated the 2013 Senior Secured Credit Facility by entering into the 2016 Senior Secured Credit Facility, in July 2013 with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto. Under the 2013 Senior Secured Credit Facility, RE/MAX, LLC borrowed $230.0 million in term loans and had a revolving line of credit available of up to $10.0 million.

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

As of September 30, 2017, RE/MAX, LLC had $229.4 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our 2016 Senior Secured Credit Facility. If any loan or other amounts are outstanding under the revolving line of credit, the 2016 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

Sources and Uses of Cash

As of September 30, 2017 and December 31, 2016, we had $83.9 million and $57.6 million, respectively of cash and cash equivalents, of which approximately $1.8 million and $11.6 million were denominated in foreign currencies, respectively.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$53,440	$49,040	$4,400
Investing activities	(1,781)	(21,067)	19,286
Financing activities	(26,408)	(36,577)	10,169
Effect of exchange rate changes on cash	1,076	373	703
Net change in cash and cash equivalents	$26,327	$(8,231)	$34,558

Operating Activities

During the nine months ended September 30, 2017, cash provided by operating activities increased primarily as a result of an increase in Adjusted EBITDA of $5.9 million. Also impacting cash flows from operating activities were:

•	the February 2016 payment of $3.3 million to satisfy liabilities from a litigation settlement that did not recur in the current year period;
•	an increase of $6.0 million in cash paid pursuant to the terms of the TRAs in the current period; and
•	timing differences on various other operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2017, cash used in investing activities decreased primarily as a result of the acquisitions of RE/MAX of New York, RE/MAX of Alaska and Full House in 2016 and a reduction in the investments in our information technology infrastructure.

Financing Activities

During the nine months ended September 30, 2017 cash used in financing activities decreased as a result of:

•

a decrease of $12.7 million due to the excess cash flow prepayment made on the 2013 Senior Secured Credit Facility in March 2016 for which a similar payment was not made in 2017 pursuant to the revised terms of the 2016 Senior Secured Credit Facility, partially offset by

•

an increase of $1.7 million in cash paid to Class A common stockholders and non-controlling unitholders due to our Board of Directors declaring a dividend of $0.18 per share on all outstanding shares of Class A common stock in the first three quarters of 2017 compared to a dividend of $0.15 per share on all outstanding shares of Class A common stock in the first three quarters of 2016.

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

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $1.7 million and $3.2 million during the nine months ended September 30, 2017 and 2016, respectively. Amounts paid for purchases of property, equipment and software primarily related to investments in our information technology infrastructure and leasehold improvements. In order to expand our technological capabilities, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees and agents in our network. Total capital expenditures for 2017 is expected to be approximately $2.2 million.

Dividends

Our Board of Directors declared and paid quarterly cash dividends of $0.18 per share on all outstanding shares of Class A common stock during the first, second and third quarter of 2017, as disclosed in Note 4, Earnings Per Share and Dividends. On November 1, 2017, our Board of Directors declared a quarterly cash dividend of $0.18 per share on all outstanding shares of Class A common stock, which was paid on November 29, 2017 to stockholders of record at the close of business on November 15, 2017.  On February 21, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share on all outstanding shares of Class A common stock, which is payable on March 21, 2018 to stockholders of record at the close of business on March 7, 2018.  The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

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

Throughout the year until completion of its tax returns with respect to such year, RMCO may pay required or pro-rata true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the year. See Note 3, Non-controlling Interest for further details on distributions made by RMCO.

Payments Pursuant to the Tax Receivable Agreements

As of September 30, 2017, the Company reflected a total liability of $92.0 million under the terms of these TRAs.  The liability pursuant to the TRAs will increase in the future upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. We receive funding from RMCO in order to fund the payment of amounts due under the TRAs.

The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by RIHI, the price of our Class A common stock at the time of such exchanges, the amount and timing of the taxable income we generate in the future and the tax rate then applicable. We made additional payments of approximately $6.1 million in the fourth quarter of 2017 related to the TRAs.

Distributions and other payments pursuant to the New RMCO, LLC Agreement and TRAs in the nine months ended September 30, 2017 were comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Distributions and other payments pursuant to the New RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$7,430	$8,442
Dividend distributions	6,783	5,652
Total distributions to RIHI	14,213	14,094
Payments pursuant to the TRAs	7,296	1,344
Total distributions to RIHI and TRA payments	$21,509	$15,438

Commitments and Contingencies

Except for the outstanding lease guarantees acquired in connection with the dispositions of our previously owned brokerages as disclosed in Note 13, Commitments and Contingencies our management does not believe there are any other litigation matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of September 30, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent amendments, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We adopted this standard on January 1, 2018. We will use the modified retrospective transition method, which will result in restating each prior reporting period presented, fiscal years 2016 and 2017, in the year of adoption. Additionally, a cumulative effect adjustment will be recorded to the opening balance sheet as of the first day of fiscal year 2016, the earliest period presented.  The adoption of the new guidance will change the timing of recognition of franchise sales and franchise renewal revenue. Currently, we recognize revenue upon completion of a sale or renewal. Under the new guidance, franchise sales and renewal revenue, which are included in “Franchise Sales and Other Franchise Revenue” in the Consolidated Statements of Income, will be recognized over the contractual term of the franchise agreement. The impact to both “Franchise Sales and Other Franchise Revenue” and “Operating Income” in the Consolidated Statements of Income for 2017 from this change will be a decrease of less than $2,000,000.  However, the Consolidated Balance Sheet as of December 31, 2017 will be adjusted in the first quarter of 2018 to reflect an increase in “Deferred revenue and deposits” of approximately $26,000,000.  The commissions related to franchise sales will be recorded as a contract asset and be recognized over the contractual term of the franchise agreement. Currently, we expense the commissions upon franchise sale completion. The impact from this change to “Selling, operating and administrative expenses” and “Operating Income” in the Consolidated Statements of Income for 2017 is immaterial and the Consolidated Balance Sheet as of December 31, 2017 will be adjusted in the first quarter of 2018 to reflect an increase in “Total assets” of approximately $4,000,000.  We do not expect the adoption of the standard to have a material impact on other revenue streams.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2016 Senior Secured Credit Facility which bear interest at variable rates. At September 30, 2017, $232.7 million in term loans were outstanding under our 2016 Senior Secured Credit Facility. As of September 30, 2017, the undrawn borrowing availability under the revolving line of credit under our 2016 Senior Secured Credit Facility was $10.0 million. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our 2016 Senior Secured Credit Facility entered into in December 2016 is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of September 30, 2017, the interest rate was 4.08%. If LIBOR rises, then each hypothetical 0.125% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of global franchisees in over 100 countries and territories. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity but may do so in the future. During the three and nine months ended September 30, 2017, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $0.3 million and $0.8 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2017 our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not have an effective risk assessment process to identify and assess the financial reporting risks related to benefits provided by principal stockholders.  As a consequence, the Company did not have effective controls and training of personnel over the identification and communication of related party transactions to financial reporting personnel, management and the Board, as appropriate, to identify and evaluate recognition, measurement and disclosure of such transactions. These control deficiencies resulted in misstatements in the consolidated financial statements that were corrected in current and prior periods as discussed in Note 15, Immaterial Corrections to Prior Period Financial Statements. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and, therefore, management concluded that the control deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2017.

Notwithstanding the material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Plans

To remediate the material weakness in internal control over financial reporting, we are making several changes, including the following:

•	adopting additional policies and procedures for reviewing and approving transactions involving our senior management and controlling stockholder
•	strengthening our process for ensuring the Company has a complete and accurate accounting of all related party transactions involving principal stockholders
•	providing additional training to all officers and directors related to reporting and review of certain transactions
•	adopting enhanced procedures for the review by our Chief Compliance Officer and Board of Directors of related party transactions.

Several of these changes have already been implemented and the Company continues to work on the remainder.  However, the material weakness will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect the remediation will be completed in 2018, but there can be no assurance that we will meet this goal and we may also conclude that additional measures are required to remediate the material weakness which may necessitate additional implementation and evaluation time.

Changes in Internal Control over Financial Reporting

Except as related to the material weakness and remedial measures described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our third fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”).  In addition, the following risk factor updates and supplements the risk factors described in our 2016 Annual Report.   Except as provided below, there have been no material changes to the risk factors as disclosed in our 2016 Annual Report.

Risks Related to Our Business and Industry

Our business is dependent on key personnel including key members of our senior management team and loss of key individuals, or the inability to retain additional qualified personnel could adversely affect our operations, our brand and our financial performance.

Our senior management team has recently undergone significant changes in personnel,  including the completion of transitioning the CEO role from David Liniger, who has been serving as Co-CEO and principal executive officer, to Adam Contos, who will now serve as our sole CEO and as principal executive officer.  We also recently enhanced the role of our Lead Independent Director in order to provide additional involvement by our board of directors (the “Board of Directors”) to support the senior management team during this period of transition and to enhance our governance at the Board of Directors level in part in response to the findings of the Special Committee (as defined below).

Our future success will likely continue to depend heavily on the efforts and abilities of key personnel including our CEO, Adam Contos and other members of our senior management, other key employees and the services of our Lead Independent Director, Richard Covey. The loss of services from any of these key personnel could make it more difficult to successfully operate our business and achieve our business goals. In addition, we do not maintain key employee life insurance policies on Mr. Contos or our other key employees. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of these individuals.

In the event of the loss of the services of any of such key personnel, we may be unable to implement or execute upon our corporate succession plan due to factors including the timing of the loss relative to the development of key successor employees or the loss of those successors themselves.

Our ability to retain such key personnel and other key individuals is generally subject to numerous factors, including the compensation and benefits we pay, our ability to provide pathways for professional development and overall morale. As such, we could suffer significant attrition among these key individuals unexpectedly. Competition for qualified personnel in the real estate franchising industry is intense, and we cannot assure you that we will be successful in attracting and retaining qualified employees.

The Special Committee investigation has caused us to incur significant expenses,  and we may continue to incur additional expenses and other adverse effects following the completion of the Special Committee investigation as we implement remedial measures in response to the findings of the Special Committee and address other consequences of the investigation.

In October 2017, our Board of Directors appointed a special committee of independent directors (the “Special Committee”) to investigate actions of certain members of our senior management. The Special Committee completed its investigation in February 2018 and identified previously undisclosed transactions involving a loan of personal funds from the Company’s then CEO and principal executive officer, David Liniger, to the Company’s then COO, Adam Contos, as well as certain other personal transactions, including cash and non-cash gifts from David and Gail Liniger to Mr. Contos and others. Although the loan, gifts, and other transactions between the Linigers and Mr. Contos did not involve use of any corporate funds, the Special Committee concluded that these transactions created an actual or apparent conflict of interest. The Special Committee also concluded that Mr. Liniger and Mr. Contos violated the Company’s Code of Ethics by engaging in certain transactions and by failing to report those transactions to the Company. The Special Committee also identified instances of noncompliance with other Company policies related to workplace conduct that were limited to actions of Mr. Liniger and did not extend to other members of the Company’s leadership team.

As a result of the Special Committee investigation, the Company’s management team is implementing, under the oversight of the Board of Directors, remedial measures to address various findings of the Special Committee as well as to address deficiencies in our internal controls. These efforts include among other matters (i) enhanced corporate policies and practices including with respect to gifts, loans, conflicts of interest and workplace conduct, (ii) enhanced procedures and practices concerning reporting including with respect to compliance matters, (iii) enhanced training on a range of matters including the responsibilities of officers and leaders related to workplace conduct and various compliance issues, (iv) a range of other actions designed to reinforce changes to the corporate culture in key areas including compliance and workplace practices, and (v) various remedial measures in connection with the deficiencies in our internal controls over financial reporting including an identified material weakness.  The remedial measures referred to above are in process are not complete as of the date of this Quarterly Report on Form 10-Q and it is expected that these remedial measures and improvements to governance and corporate policies and practices will continue in future periods over a sustained period of time. See “Item 4—Controls and Procedures.”

During the fourth quarter of 2017, we incurred $2.6 million in expenses related to the Special Committee investigation, and we will continue to incur significant expenses in the first quarter of 2018 and future periods related to the Special Committee investigation and the ongoing implementation of the remedial measures adopted as a result of the findings of the Special Committee.

Some of the anticipated increase in costs will result from enhanced procedures and corrective measures that we need to take with respect to public company compliance work including with respect to our internal controls and disclosures controls and procedures in order to report our financial results and file our SEC filings in a timely manner.  In addition, our Board of Directors, senior management and other employees have spent, and will continue to spend, significant time and resources in connection with the Special Committee investigation and the response to the findings of the Special Committee including the adoption and implementation of remedial measures.  The time and attention required for these matters may divert management and our Board of Directors from other actions that would be devoted toward our operations and the implementation of our business strategy and thereby could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a consumer-facing company, maintaining, protecting and enhancing the “RE/MAX” brand is critical to growing our business. The findings by the Special Committee could adversely affect our reputation, our brand and our ability to obtain new business or retain existing business, attract and retain employees, access the capital markets and secure financing, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and the market price of our common stock.

We may experience legal proceedings related to the matters underlying the Special Committee investigation and such legal proceedings may result in adverse findings, the imposition of fines or other penalties, increased costs and expenses and the diversion of management’s time and resources.

We may experience legal proceedings including investigations, securities class action claims and/or derivative litigation related to matters reviewed by the Special Committee. The Company has advised the staff of the SEC regarding the internal investigation being undertaken by the Special Committee.  The SEC is performing its own investigative review of certain matters related to the Special Committee investigation.  The Company has been, and intends to continue, cooperating fully with the SEC with respect to its review of these matters.

Any legal proceedings related to the Special Committee investigation including any shareholder derivative litigation or governmental inquiries or investigations may divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. Such legal proceedings could also have a material adverse effect on our business, financial condition, results of operations and cash flows including as a result of such expenses or arising from any consequences of such legal proceedings including damages, monetary fines, sanctions, penalties, adverse publicity and damage to reputation.

We have identified control deficiencies in our internal control over financial reporting that constitute a material weakness in our internal control over financial reporting. If we are unable to remediate these control deficiencies including this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which could cause investors to lose confidence in our reported financial information and thereby adversely affect the market price of our common stock.

As disclosed in Item 4 of this Quarterly Report on Form 10-Q, the Company did not have an effective risk assessment process to identify and assess the financial reporting risks related to benefits provided by principal stockholders.  As a consequence, the Company did not have effective controls and training of personnel over the identification and communication of related party transactions to financial reporting personnel, management, and the Board, as appropriate, to identify and evaluate recognition, measurement and disclosure of such transactions.

In particular, the Company’s controls failed to timely identify, record and disclose certain transactions between the Company’s non-Executive Chairman and Co-Founder and other Company personnel. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017 and our disclosure controls and procedures were not effective as of September 30, 2017.  These control deficiencies have been in existence for a substantial period of time, but we are actively engaged in developing and implementing remedial measures designed to address these control deficiencies including the identified material weakness, but we have not remedied these matters as of the date of this Quarterly Report on Form 10-Q and can provide no assurance that we will be successful in remediating these deficiencies or the material weakness in a timely manner, or at all, or that we will not identify additional deficiencies and material weaknesses in the future. If our remedial measures are insufficient to address these deficiencies or the material weakness, or if additional material weaknesses or deficiencies in our internal control over financial reporting are discovered or occur in the future, we may not be able to accurately or timely report our financial condition or results of operations, which could cause investors to lose confidence in our reported financial information and thereby adversely affect the perception of our business and the market price of our common stock. See “Item 4—Controls and Procedures.”

We have recently experienced changes in our senior management team, our management structure and our governance, any of which changes may be disruptive to, or cause uncertainty in, our business, which may have an adverse effect on our financial performance and results of operations.

We have recently experienced significant changes in our senior management team and in our management structure. On February 14, 2018, we announced that we had completed the transition of CEO responsibilities from our Co-Founder

David Liniger, who had previously been serving as our Co-CEO and principal executive officer, to Adam Contos, who was previously Co-CEO with Mr. Liniger. Effective February 14, 2018, Mr. Contos became our sole CEO and our principal executive officer. Mr. Liniger continues to serve on our Board of Directors as non-executive Chairman. In addition, the Board of Directors broadened the scope of authority and responsibilities of our Lead Independent Director position, in part to assist with the Company’s further response to the findings of the Special Committee and to provide enhanced Board oversight and involvement during the transition in management roles.  Richard Covey has been appointed to serve as the Lead Independent Director.

These changes in our senior management team and our governance structure and the short time period over which they occurred may be disruptive to, or cause uncertainty in, our business. In addition, our future success will depend in part on Mr. Contos’ successful transition to his role as the sole CEO and principal executive officer.  One of the findings of the Special Committee was that Mr. Contos had violated our Code of Ethics in connection with the failure to disclose the loan and certain other transactions involving Mr. Liniger.

David Liniger transitioned to the role of non-executive Chairman of our Board of Directors on February 14, 2018.  Findings of the Special Committee included that Mr. Liniger had violated our Code of Ethics in connection with the failure to disclose the loan and certain other transactions involving Mr. Contos.  The Special Committee also identified instances of noncompliance with other Company policies related to workplace conduct, which were limited to Mr. Liniger’s actions and did not extend to other members of senior management. For more information regarding the Special Committee investigation, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Investigation.”

The Board of Directors appointed Richard Covey to serve as Lead Independent Director with enhanced authority and responsibilities in order to provide additional oversight and assistance to the senior management team from the Board of Directors during this period of transition in the management and governance structure of the Company.

There can be no assurance that we will manage to navigate successfully the transition in our management and governance structure that we have begun to implement during the time period of the conclusion of the Special Committee investigation.  In addition, the transition structure that we are implementing may not prove to be successful in certain respects and we may experience other developments that lead us to implement further changes in governance and management structure.

Our financial condition and results of operations may suffer if we experience adverse developments our outcomes in connection with our efforts to manage the transition in our management team and governance structure.  In the event that our management team is unable to effectively manage our business, for example, during this time period, we may experience a decline in our business and results of operation.  In addition, uncertainty regarding the effectiveness of these management and governance transitions may harm our business in other ways and may adversely affect the trading price of our common stock.

Risks Related to Our Organizational Structure

RIHI has substantial control over us including over decisions that require the approval of stockholders, and its interest in our business may conflict with yours.

RIHI is controlled by David Liniger, our current Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder, respectively, holds a majority of the combined voting power of our capital stock through its ownership of 100% of our outstanding Class B common stock. Although the Class B common stock has no economic rights, shares of Class B common stock entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings that is equal to two times the aggregate number of common units of RMCO held by such holder, and unless certain events occur, may continue to do so until October 7, 2018.

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

In addition, Mr. Liniger served as our Co-CEO until February 2018. As described above, in connection with its investigation, the Special Committee concluded that Mr. Liniger violated the Company’s Code of Ethics and other Company policies. Although Mr. Liniger is no longer involved in the day-to-day management of the Company, his control of RIHI and therefore his position as a controlling shareholder of the Company, as well as his position as Chairman of the Board of Directors, may allow him to exert significant influence over the decisions of management and our business, which may result in conflicts with other members of the Board of Directors.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with RIHI and David Liniger, our Chairman and Co-Founder, as well as his spouse Gail Liniger, our Vice Chair and Co-Founder.

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

RIHI is a Delaware corporation that is majority owned and controlled by David Liniger, our Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder. Mr. Liniger served as our Co-CEO until February 2018. As described above, in connection with its investigation, the Special Committee concluded that Mr. Liniger violated the Company’s Code of Ethics and other Company policies. Although Mr. Liniger is no longer involved in the day-to-day management of the Company, his control of RIHI and therefore his position as a controlling shareholder of the Company gives him significant influence over the decisions of management. Any differences in the interests of Mr. Liniger and the interests of owners of our Class A common stock may have a negative impact on the market price of our Class A common stock and may harm our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On March 14, 2018, the Compensation Committee approved compensation increases for Adam Contos based on his promotion to Chief Executive Officer, including: (i) an increase in base salary to $650,000 per year, (ii) a 2018 cash incentive bonus target of 60% of base salary and (iii) a 2018 RSU equity award target of 100% of base salary.  The Company has not yet approved detailed metrics for the 2018 Performance Evaluation and Incentive Plan for cash bonus payments or the performance and vesting terms for 2018 long-term equity incentive compensation awards for officers.  The 2018 cash bonus and equity award for Adam Contos will be subject to the final terms and incentive goals approved by the Compensation Committee for such bonus program and such equity awards for 2018.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	3.2

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	March 15, 2018	By:	/s/ Adam M. Contos
Adam M. Contos Chief Executive Officer (Principal Executive Officer)

Date:	March 15, 2018	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	March 15, 2018	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)