Form 10-K
period 2017-12-31
RE/MAX Holdings, Inc.
filed 2018-03-15
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $988.5 million, based on the number of shares held by non-affiliates as of June 30, 2017 and the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2017. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of February 28, 2018 was 17,696,991 and 1, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

RE/MAX HOLDINGS, INC.

2017 ANNUAL REPORT ON FORM 10-K

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

•	our growth strategy of increasing our agent count;
•	our ability to expand our network of franchises in both new and existing but underpenetrated markets;
•	our expectations regarding the growth of Motto Mortgage, our mortgage brokerage franchise;
•	our growth strategy of increasing our number of closed transaction sides and transaction sides per agent;
•	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
•	the pursuit of future reacquisitions of Independent Regions;
•	our intention to pay dividends;
•	our future financial performance;
•	our ability to forecast selling, operating and administrative expenses;
•	the effects of laws applying to our business;
•	our ability to retain our senior management and other key employees;
•	our intention to pursue additional intellectual property protections;
•	our future compliance with U.S. or state franchise regulations;
•	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our information technology infrastructure;
•	the anticipated benefits of our advertising strategy;
•	our intention to repatriate cash generated by our Canadian operations to the U.S. on a regular basis in order to minimize the impact of currency gains and losses;
•	our ability to effectively implement and account for changes in U.S. tax laws, including the Tax Cuts and Jobs Act.
•	the implications of the Special Committee investigation and its impact of the findings and recommendations on us and our operations;
•	our remedial efforts and other measures in response to the outcome, findings and recommendations of the Special Committee investigation; and
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

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the U.S. under the Motto Mortgage brand (“Motto”). Our business is 100% franchised—we do not own any of the brokerages that operate under our brands. We focus on enabling our franchisees’ success by providing quality education and training, powerful technology, tools and support and valuable marketing to build the strength of the RE/MAX and Motto brands. Because our franchisees fund the cost of developing their brokerages, we maintain a low fixed-cost structure which, combined with our stable, recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Our History. RE/MAX was founded in 1973 with an innovative, entrepreneurial culture affording our agents and franchisees the flexibility to operate their businesses with great independence. In the early years of our expansion in the U.S. and Canada, we accelerated the brand’s growth by selling regional franchise rights to independent owners for certain geographic regions, a practice we still employ in countries outside of the U.S. and Canada.  RE/MAX has held the number one market share in the U.S. and Canada combined since 1999, as measured by total residential transaction sides completed by our agents.  Shares of our Class A common stock began trading on the New York Stock Exchange under the symbol “RMAX” on October 2, 2013. In October 2016, we launched Motto, the first national mortgage brokerage franchise offering in the United States.

Our Brands. RE/MAX. The RE/MAX strategy is to sell franchises to real estate brokers and help those franchisees recruit and retain the best agents. The RE/MAX brand is built on the strength of our global franchise network, which is designed to attract and retain the best-performing and most experienced agents by maximizing their opportunity to retain a larger portion of their commissions. As a result of our unique agent-centric approach, we have established a 45-year track record of helping millions of homebuyers and sellers achieve their goals, creating several competitive advantages in the process:

•

Leading agent productivity. We believe that our agents are substantially more productive than the industry average. In fact, RE/MAX agents at large brokerages on average outsell competing agents more than two-to-one based on two surveys of the largest participating U.S. brokerages (the 2017 REAL Trends 500 and the RISMedia 2017 Power Broker Report).

•	Leading market share. Nobody in the world sells more real estate than RE/MAX, as measured by residential transaction sides.
•

Leading brand awareness. The RE/MAX brand has the highest level of unaided brand awareness in real estate in the U.S. and Canada according to a consumer study conducted by MMR Strategy Group, and our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world.

The majority of our revenue—65% in 2017—is derived from fixed, contractual fees and dues paid to us based on the number of agents in our franchise network, so agent count is a key measure of our business performance. Today, the RE/MAX brand has over 115,000 agents operating in over 7,000 offices, and a presence in more than 100 countries and territories—a global footprint bigger than any other real estate brokerage brand in the world.

119,041 Agents	7,841 Offices	114 Countries and Territories

As of December 31, 2017.

Motto Mortgage. The Motto concept offers U.S. real estate brokers access to the mortgage brokerage business, which is highly complementary, and a model designed to help Motto franchise owners comply with all relevant mortgage regulations. Motto offers potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at offices in one location. Further, Motto loan originators provide home-buyers with financing choices by providing access to a variety of quality loan options from multiple leading wholesale lenders. Motto franchisees are mortgage brokers and not mortgage bankers; as a result, Motto franchisees do not fund any loans. Likewise, we franchise the Motto system and are not lenders or brokers.

Motto’s fee model consists of fixed, contractual fees paid monthly on a per-office basis by the broker for being a part of the Motto network and for use of the Motto brand, and from sales of individual franchises. We believe it will generally take 14 to 17 months after the sale of a Motto franchise for a franchisee to ramp up to paying a full set of monthly fees. Consequently, although 31 of the 68 Motto franchises sold from inception to December 31, 2017 were operational as of December 31, 2017, we recognized minimal fee-based revenue from Motto in 2017. We remain focused on enabling the success of these initial franchises, which in turn we believe will serve as concept validators. Motto franchisees should profit by attracting and retaining professional, highly productive loan originators who provide superior client service and value. We will not be compensated based on the volume of loans completed by a franchise; the franchisee retains all upside in the volume of loans completed by a given Motto loan originator or franchise.

Industry Overview and Trends

We are a franchisor of businesses in two facets of the real estate industry—real estate brokerages and mortgage brokerages. With approximately 95% of our revenue and nearly three-quarters of our RE/MAX agent count coming from our franchising operations in the U.S. and Canada, we are significantly affected by the real estate market in the U.S. and Canada.

The U.S. and Canadian Real Estate Industry Are Large Markets. The U.S. residential real estate industry is an approximately $1.83 trillion market based on 2017 sales volume, according to U.S. Census Bureau data and existing home sales information from the National Association of Realtors (“NAR”). Residential real estate represents the largest single asset class in the U.S. with a value of approximately $24.2 trillion, according to the Federal Reserve. Canadian home sales totaled approximately CA$262 billion in 2017, according to the Canadian Real Estate Association (“CREA”).

How Brokerages Make Money. Residential real estate brokerages typically realize revenue by charging a commission based on a percentage of the price of the home sold and/or by charging their agents, who are independent contractors, fees for services rendered. The real estate brokerage industry generally benefits in periods of rising home prices and transaction activity (with the number of licensed real estate agents generally increasing during such periods), and is typically adversely impacted in periods of falling prices and home sale transactions (with the number of licensed real estate agents generally decreasing during such periods).

Residential mortgage brokerages typically realize revenue by charging fees for their service, which is based on a percentage of the mortgage loan amount. The mortgage brokerage industry generally benefits from periods of increasing home sales activity, as this generally results in increased purchase-money mortgage originations (loans that arise during the initial sale of a house), and periods when homeowners refinance to take advantage of lower interest rates.  The mortgage brokerage industry is usually adversely impacted in periods of decreasing home sales activity, as this results in less purchase-money mortgage originations, and periods of less favorable interest rates making homeowners less likely to refinance.

The Residential Real Estate Industry is Cyclical in Nature. The residential real estate industry is cyclical in nature but has shown strong long-term growth. As illustrated below, the number of existing home sales transactions in the U.S. has generally increased during periods of economic growth:

U.S. Existing Home Sales

In Canada, the downturn from 2005 through 2011 was mild by comparison to that of the U.S. for the same period. Canadian home sales were up 5.5% in 2015 and 6.3% in 2016, but declined 4.0% in 2017 and are forecasted to decline 5.3% in 2018, according to CREA.

We believe we remain well-positioned to benefit from the growing U.S. economy and housing sector and the relatively healthy Canadian economy and housing sector.

U.S. Housing Trends. According to the 2017 Nation’s Housing Report (the “Report”) compiled by the Joint Center for Housing Studies, the U.S. housing market is finally returning to normal almost a decade after the onset of the Great Recession. The U.S. housing industry has strengthened, but the recovery has been uneven across all markets and pressures remain, particularly in the areas of inventory and affordability. Housing prices have, in many markets, reached or surpassed previous peaks. Homebuilding, while steadily improving over the last several years, has lagged relative to historical levels contributing to an overall deficit in supply. According to the Report, housing completions in the ten-year period ended 2016 totaled 9.0 million units, more than 4.0 million units less than the next-worst 10-year period dating back to the late 1970s. Household formation growth has increased demand for housing, contributing to home sales price gains outstripping wage growth and pressuring overall affordability. Other notable U.S. housing trends include:

•

Almost 90% of all U.S. homebuyers and sellers use an agent – About 89% of sellers and 87% of purchasers were represented by a real estate agent in 2017, according to NAR data. These figures have climbed over the last decade and a half—a period of time during which technology has materially changed the typical home-buying or -selling transaction:

Percentage of Home Buyers and Sellers Using an Agent

Source: NAR Profile of Home Buyers and Sellers

•

The number of agents entering the industry is increasing – At the end of 2017, NAR membership was trending to surpass its all-time record of 1.37 million members established in 2006.  Typically, during periods of expansion in the housing cycle, the numbers of agents entering the industry increase as the barriers to entry are relatively low.  Many of the recent entrants are new to the profession. In fact, NAR reported in 2017 that 20% of its members had been licensed less than one year, a quadrupling of the percentage from just four years ago. At RE/MAX, our model is not for everyone. We focus our brokers on the importance of attracting and retaining highly productive agents and those who aspire to learn and produce more. Consequently, our agent growth rate in the U.S. can lag that of NAR.  For example, our U.S. agent count grew 4.9% in 2015, 3.0% in 2016, and 2.3% in 2017 whereas NAR’s membership grew 6.2% in 2015, 5.7% in 2016 and 6.1% in 2017.

•

Competition for agents and listings remains fierce – Competition for agents, especially highly productive agents, and listings has always been fierce and today is no different.  Franchisors and brokers are continually refining and fine-tuning their economic models in order to craft what they believe to be the most compelling value proposition in order to attract and retain the most productive agents and to capture consumer listings. The year 2017 was even more heated in this regard as the industry witnessed a significant increase in capital invested in relatively newer entrants to our industry, resulting in many well-financed competitors offering a wide variety of business models.  See Competition for additional discussion.

•

The importance of technology continues to increase – We believe industry market participants will continue to focus on technology investments as evidenced by increased amounts of capital flowing into the industry. We believe mobile platforms, artificial intelligence and predictive analytics are increasingly becoming a point of focus as the industry looks to use technological advancements to simplify and streamline the oftentimes complicated process of buying and selling a home. In response, many established brokers are starting to favor proprietary technology as opposed to purchasing it from third parties.  On February 26, 2018, RE/MAX, LLC acquired certain assets of booj, a real estate technology company, in order to deliver core technology solutions designed for and with RE/MAX affiliates.  We expect to continue to invest meaningfully in technology as we seek to enhance our overall value proposition to our brokers, agents and consumers.

Canadian Housing Trends. The year 2017 saw the single-family detached home and condo markets diverge on distinctly different paths in Canada’s two highest-priced real estate markets, Greater Vancouver and the Greater Toronto Area. The trend is expected to continue into 2018 as a mix of relative affordability for condo units and price appreciation for detached homes in recent years, combined with government policy changes in both markets, has helped push an influx of buyers toward condo ownership. According to a survey conducted by Leger on behalf of RE/MAX, the appetite for home ownership remains strong with roughly half of Canadians (48 percent) considering the purchase of a home in the next five years. In order to find a balance between the home features they’re looking for and affordability, many buyers are continuing to look at real estate markets outside of the country’s largest urban centers.  The Royal Bank of Canada projects the average residential sale price for Canada will increase 2.2 percent in 2018, which is indicative of how the desire for home ownership remains strong, particularly among Canadian millennials.

Much of the activity in regional markets across Ontario was fueled by price appreciation in Toronto during the first four months of the year prior to the introduction of the provincial government’s Fair Housing Plan. The 16-point plan introduced a 15 percent non-resident speculation tax, which slowed demand from overseas buyers in the upper-end of the market. The policy changes as a whole curtailed activity significantly for single-family detached homes throughout the Greater Toronto Area in the short-term.  New mortgage qualification rules that come into effect on January 1, 2018 also impacted housing market activity toward the end of 2017. It is expected that the new mortgage stress test will slow activity across Canada during the first part of 2018.  In November 2017, the Bank of Canada predicted that the new regulations could disqualify up to 10 percent of prospective home buyers who have down payments of 20 percent or more.

Favorable Long-Term Demand. We believe long-term demand for housing in the U.S. is driven by many factors including the economic health of the domestic economy, demographic trends, affordability, interest rates and local factors such as demand relative to supply. We also believe the residential real estate market in the U.S. will benefit from fundamental demographic shifts over the long term, including:

•

An increase in demand from rising household formations, including as a result of immigration, population growth and wealth accumulation and wage growth of minorities. According to the Report, U.S. household formation averaged only 0.5 million to 0.7 million annually in 2007-2012, well below historic levels, but has since recovered and is projected to reach 13.6 million between 2015 and 2025, approximately in line with the increase in the 1990s. Likewise, the U.S. Census Bureau projects that the U.S. will continue to experience long-term population growth and predicts net immigration of 30 million individuals from 2014 to 2050.

•

An increase in demand from generational shifts. We believe there is pent-up selling demand from generational shifts, such as many retirement age homeowners, from the “baby boom” generation, who are likely to take advantage of improved housing market conditions in order to sell their existing residences and retire in new areas of the country or purchase smaller homes. Similarly, we also believe there is pent-up buying demand among adults in the millennial generation, currently the nation’s largest living generation.   The millennial generation is moving into their prime home-buying years as they form households and are supported by strong employment, relatively low interest rates, and rising consumer confidence to purchase a home.

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

The Long-Term Value Proposition for Mortgage Brokerage Services. Likewise, we believe mortgage brokers provide a valuable “concierge” service for consumers. Mortgage brokers are familiar with the latest loan programs and choices available through various wholesale lenders. A professional mortgage broker can introduce consumers to loan programs from several lenders, providing choice and information consumers may be unlikely to locate on their own. The percentage of mortgage originations handled by mortgage brokerages was, in 2017, substantially below historical levels, which we believe indicates the potential for growth in the mortgage brokerage production channel.

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

Purchase-money mortgage originations correlate to the overall number of home sales and home prices.  Home purchases are driven primarily by the buyer’s personal and professional circumstances, whereas refinances depend mainly upon interest rates, because they primarily occur when homeowners see the opportunity to take advantage of improved interest rates.

Our Franchise Model and Offering

Introduction to Franchising. Franchising is a distributed model for licensing the use of the franchisor’s system and brand. In return, the franchisee retains ownership and sole responsibility for the local business, and therefore the substantial portion of the profits it generates and its risks. The successful franchisor provides its franchisees, i) a unique product or service offering; ii) a distinctive brand name, and as the system gains market share, the favorable consumer recognition that brand comes to symbolize; iii) training, productivity tools and technology to help franchisees operate their business effectively, efficiently, and successfully; and iv) group purchasing power of the franchise system to obtain favorable prices for supplies, advertising, and other tools and services necessary in the operation of the business. Because franchising involves principally the development and licensing of intellectual property, and the costs of retail space and employees are borne by the individual unit owner, it is a low fixed-cost structure typified by high gross margins, allowing the franchisor to focus on innovation, franchisee training and support, and marketing to grow brand reputation.

The REMAX “Agent-Centric” Franchise Offering.  We believe that our “agent-centric” approach is a compelling offering in the real estate brokerage industry, and it enables us to attract and retain highly effective agents and motivated franchisees to our network and drive growth in our business and profitability. Our franchise model provides the following combination of benefits to our franchisees and agents:

•

High Agent Commission Fee Split and Low Franchise Fees. The RE/MAX high commission split concept is a cornerstone of our model and, although not unique, differentiates us in the industry. That differentiation is most evident when our brand advantages and services are factored in as part of the concept. We recommend to our franchisees an agent-favorable commission split of 95%/5%, in exchange for the agent paying fixed fees to share the overhead and other costs of the brokerage. This model allows high-producing agents to earn a higher commission compared to traditional brokerages where the broker typically takes 30% to 40% of the agent’s commission.

•

Affiliation with the Best Brand in Residential Real Estate. With number one market share in the U.S. and Canada combined as measured by total residential transaction sides completed by our agents, and leading unaided brand awareness in the U.S. and Canada, according to a consumer study by MMR Strategy Group, we reinforce brand awareness through marketing and advertising campaigns that are supported by our franchisees’ and agents’ local marketing.

•

Entrepreneurial, High-Performance Culture. Our brand and the economics of our model generally attract driven, professional, highly productive agents, and we allow them autonomy to run their businesses independently, including, generally, the freedom to set commission rates and oversee local advertising.

•

Sophisticated Technology, including High Traffic Websites Supporting Lead Referral Systems. Remax.com was the most visited real estate franchisor website during 2017, according to Hitwise data. When a prospective buyer inquires about a property displayed on our websites, a RE/MAX agent receives this lead through our lead referral system, LeadStreet®, without a referral fee. LeadStreet® sends approximately one million free leads to our agents a year. We believe that no other national real estate brand provides their agents comparable access to free leads.

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

We attribute our success to our ability, by providing this unique, agent-centric suite of benefits, to recruit and retain highly productive agents and motivated franchisees. Our goal is to continue a self-reinforcing cycle that we call “Premier Market Presence,” whereby recruiting agents and franchisees helps achieve a network effect to further enhance our brand and market share, expand our franchise network and support offerings, and ultimately grow our revenue, as illustrated below:

Increase Brand Awareness and Market Share
Attract Experienced Agents and Sell Franchises
premier market presence®
Best-in-Class Support and Top-Producer-Friendly Model
Productive Agents Drive Transaction Growth

RE/MAX Four-Tier Franchise Structure. We are a 100% franchised business, with all of the RE/MAX branded brokerage office locations being operated by franchisees.  We franchise directly in the U.S. and Canada, in what we call “Company-owned Regions.” Brokerage offices, in turn, enter into independent contractor relationships with real estate sales associates who represent real estate buyers and sellers. In the early years of our expansion in the U.S. and Canada, we sold regional franchise rights to independent owners for certain geographic regions (“Independent Regions”), pursuant to which those Independent Regions have the exclusive right to sell franchises in those regions.  In recent years, we have pursued a strategy to reacquire those regional franchise rights from Independent Regions in the U.S. and Canada.

The following depicts our franchise structure and the location of our Company-owned versus Independent Regions:

Tier	Description	Services

Franchisor RE/MAX, LLC	Owns the right to the RE/MAX brand and sells franchises and franchising rights.	Brand Equity Market Share Advertising Marketing Strategies Corporate Communications

Independent Regional Franchise Owner

Owns rights to sell brokerage franchises in a specified region.

Typically, 20-year agreement with up to three renewal options.

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

Company-owned Regions
Independent Regions

In general, the franchisees (or broker-owners) do not receive an exclusive territory except under certain limited circumstances. Prior to opening an office, a franchisee or principal owner is required to attend a four- to five-day training program at our global headquarters. Prospective franchisees, renewing franchisees, and transferees of a franchise are subject to a criminal background check and must meet certain standards, including those related to relevant experience, education, licensing, background, financial capacity, skills, integrity and other qualities of character.

RE/MAX Marketing and Promotion. We believe the widespread recognition of the RE/MAX brand and our iconic red, white and blue RE/MAX hot air balloon logo and property signs is a key aspect of our value proposition to agents and franchisees. A variety of advertising, marketing and promotion programs build our brand and generate leads for our agents, including leading websites such as remax.com, advertising campaigns using television, digital marketing, social media, print, billboards and signs, and appearances of the well-known RE/MAX hot-air balloon.  In 2017, RE/MAX branding was updated with a fresh, modern design.  This “brand refresh” resulted in updates to the iconic RE/MAX Balloon logo, the RE/MAX logotype, and RE/MAX property sign designs.  In the company’s 45 year history, this is the first time the RE/MAX logotype has been modernized and the third time the RE/MAX Balloon logo has been updated.

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

•

Regional Advertising Funds. Regional advertising funds primarily support advertising campaigns to build and maintain brand awareness at the regional level. The regional advertising funds in Company-owned Regions are funded by our agents through fees that our brokers collect and pay to the regional advertising funds. These regional advertising funds in Company-owned Regions are corporations owned by our controlling stockholder, and the use of the fund balances is restricted by the terms of our franchise agreements. Therefore, the regional advertising fund entities are excluded from our consolidated financial statements. Franchisee contributions to the regional advertising funds in Company-owned Regions were $67.4 million for their fiscal year ended January 31, 2018. The RE/MAX brand is promoted in Independent Regions by other regional advertising funds.

•

Pan-Regional Campaigns. The regional advertising funds in Company-owned Regions, together with some or all of the advertising funds in Independent Regions, may contribute to national or pan-regional creative development and media purchases, to promote a consistent brand message and achieve economies of scale in the purchase of advertising.

The Motto Mortgage Brokerage Model. Through our Motto business, we are a mortgage brokerage franchisor, not a lender or mortgage broker. Our franchisees are brokers, not lenders, and so neither we nor our franchisees fund any loans. As a franchisor, we help our Motto franchisees establish independent mortgage brokerage companies, with a model designed to comply with all relevant regulations. The technology, training, marketing, tools and other services that we provide to Motto franchisees have been designed to enable real estate brokers—both RE/MAX franchisees and other real estate brokers—to overcome the barriers to enter the mortgage business. Pairing a Motto franchise with a real estate brokerage lets homebuyers enjoy an enhanced, coordinated, convenient and simplified experience with a professional real estate agent to find a home and with a Motto loan originator to secure financing from among several quality financing options. Because Motto’s emphasis is on proximity to real estate brokerages and marketing to home-buying customers, we believe our franchisees are well-positioned to benefit from gradually increasing home sales and by extension, a gradually increasing purchase-money mortgage origination market. We believe this convenience should be a differentiator for real estate agents, which we believe will result in enhanced customer satisfaction and customer loyalty, which is essential for a successful, professional, real estate agent. There are not presently any other national mortgage brokerage franchisors in the United States.

Our Motto Mortgage brokerage franchise business, Motto Franchising, LLC offers seven-year agreements with franchisees. Motto sells franchises directly throughout the U.S. as there are no regional franchise rights in the Motto system. Loan Originators at Motto franchises are typically employees of the franchisee and not independent contractors.

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
(3)

Prior period amounts reflect an immaterial correction recorded for the years ended December 31, 2016 and 2015. See Note 18, Immaterial Corrections to Prior Period Financial Statements for additional information.

Revenue Streams. The chart below illustrates our revenue streams:

Revenue Streams as Percentage of 2017 Total Revenue

The amount of the various fee types received by RE/MAX will vary significantly depending on whether coming from Company-owned regions, Independent Regions, or global regions, with the greatest amounts in Company-owned regions.  See discussion of revenue per agent below.

Continuing Franchise Fees. Continuing franchise fees are fixed contractual fees paid monthly by regional franchise owners in Independent Regions or franchisees in Company-owned Regions to RE/MAX based on their number of agents. Likewise, Motto continuing franchise fees are fixed contractual fees paid monthly by Motto franchisees.

Annual Dues. Annual dues are the membership fees that agents pay directly to us to be a part of the RE/MAX network and use the RE/MAX brand. Annual dues are currently a flat fee per agent paid annually. Motto franchisees do not pay annual dues.

Broker Fees. Broker fees are assessed to the RE/MAX broker against real estate commissions paid by customers when an agent sells a home. Generally, the amount paid by broker-owners to the master or regional franchisor, which we refer to as the “broker fee,” is 1% of the total commission on the transaction, although the percentage can vary based on the specific terms of the broker fee agreement. The amount of commission collected by brokers is based primarily on the sales volume of RE/MAX agents, home sale prices in such sales and real estate commissions earned by agents on these transactions. Broker fees, therefore, vary based upon the overall health of the real estate industry and the volume of existing home sales. Additionally, agents in Company-owned Regions existing prior to 2004, the year we began assessing broker fees, are generally “grandfathered” and continue to be exempt from paying a broker fee. As of December 31, 2017 grandfathered agents represented approximately 20% of total agents in U.S. Company-owned regions.  Consistent with the trend that we have already noted, we expect that over time, exempt agents will be replaced by new agents who will pay broker fees, which will have a positive impact on our broker fee revenue independent of changes in agent count, sales volume and home sale prices.  Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

Franchise Sales and Other Franchise Revenue. Franchise sales and other franchise revenue primarily consists of:

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

•

Other Franchise Revenue: Revenue from preferred marketing arrangements (flat fee) and approved supplier programs with third parties (percentage of revenue from products and services sold to RE/MAX agents), as well as event-based revenue from training and other programs, including our annual convention in the U.S.

Revenue per Agent in Owned versus Independent RE/MAX Regions. We receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions in the U.S. and Canada, and more in Independent Regions in the U.S. and Canada than in Global Regions. While both Company-owned Regions and Independent Regions in the U.S. and Canada charge relatively similar fees to RE/MAX brokerages and agents, we receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-owned Regions, whereas we receive only a portion of these fees in Independent Regions. We generally receive 15%, 20% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each particular Independent Region established by the terms of the applicable regional franchise agreement. We base our continuing franchise fees, agent dues and broker fees outside the U.S. and Canada on the same structure as our Independent Regions, except that the aggregate level of such fees is substantially lower in these markets. In 2017, the average annual revenue per agent was as follows:

(1)

Annual dues are currently a flat fee of US$410/CA$410 per agent annually for our U.S. and Canadian agents.  The average per agent for the year ended December 31, 2017 in both Independent Regions and Company-owned Regions reflects the impact of foreign currency movements related to revenue received from Canadian agents.  The ratio of Canadian agents to U.S. agents in Independent Regions has increased as a result of U.S. Independent Region acquisitions.

Value Creation and Growth Strategy

Our favorable margins generate healthy cash flow, which facilitates our value creation and growth strategy.  As a leading franchisor in the residential real estate industry in the U.S. and Canada, we create shareholder value by:

a)	growing organically by building on our network of over 7,000 RE/MAX franchisees and 115,000 agents and our network of Motto mortgage brokerage franchises;
b)	catalyzing growth by reacquiring regional RE/MAX franchise rights and acquiring other complementary businesses; and
c)	returning capital to shareholders.

Organic Growth. Our organic growth is expected to come from: a) RE/MAX agent count growth; b) RE/MAX and Motto franchise sales, c) increases in our ability to monetize the value of our RE/MAX and Motto networks; d) the extent to which we increase the fees paid by RE/MAX or Motto franchisees or RE/MAX agents; and e) continued improvement in the housing market, resulting in more home sale transactions or higher home prices.

Organic Growth from Agent Count and Franchise Sales. With respect to RE/MAX agent count growth, we experienced agent losses during the downturn, but we returned to a period of net agent growth in 2012 and our year-over-year growth in agent count continued in 2013 through 2017.

RE/MAX Agent Count

Number of Agents at Quarter-End (1)

(1)

Agents that converted from an Independent Region to a Company-owned Region are moved from the Independent Region agent count to the Company-owned Region agent count during the quarter of the acquisition.

RE/MAX intends to continue adding franchises in new and existing markets, and as a result, increase our global market share and brand awareness. Each incremental agent leverages our existing infrastructure, allowing us to drive additional revenue at little incremental cost. We are committed to reinvesting in the business to enhance our value proposition and through a range of new and existing programs and tools.

RE/MAX Office Franchise Sales

Motto sold 68 franchises from inception to December 31, 2017.  We believe the Motto Mortgage franchise concept extends our core competencies of franchising and real estate industry knowledge to the mortgage brokerage business. We believe the new Motto business, with its recurring fee model, complements the RE/MAX franchise model and adds a new channel for long-term growth.  Success of the Motto brokerage model, we believe, will build brand awareness which, in turn, will lead to increased franchise sales and therefore, increased franchise fees.

Organic Growth from Global Regions. Over the last two decades, the size of the RE/MAX network outside of the U.S. and Canada has grown to over a quarter of RE/MAX agent count. However, we earn substantially more of our revenue in the U.S. than in other countries as a result of the higher average revenue per agent earned in Company-owned Regions than in Independent Regions, and in the U.S. and Canada as compared to the rest of the world:

RE/MAX Agents by Geography As of Year-end 2017	Revenue by Geography Percent of 2017 Revenue

Revenue from Global Regions has remained a relatively consistent percentage of our total revenue because, as our agent count in these regions has increased (primarily driven by increasing agent counts in Europe, South America and Southeast Asia), recurring revenue from fees and dues has taken the place of less predictable revenue from master franchise sales.

Our revenue from countries outside of the U.S. is also affected by the strength of the U.S. dollar against other currencies, primarily the Canadian dollar and to a lesser degree, the Euro.

Pricing. Given the low fixed infrastructure cost of our RE/MAX franchise model, modest increases in aggregate fees per agent positively affect our profitability. We may increase our aggregate fees per agent over time in our Company-owned

Regions as we enhance the value we offer to our network.  We are judicious with respect to the timing and amount of increases in aggregate fees per agent and our strategic focus remains on growing agent count through franchise sales, recruiting programs and retention initiatives.  Below are the annualized average price increases for the previous three years, reflected in the year in which the increase was effective.

	2015	2016	2017
Continuing Franchise Fees	-	3.9%	-
Company-owned Regions - U.S.	-	1.9%	1.9%
Company-owned Regions - Canada

Annual Dues
Company-owned Regions - U.S.	-	-	2.5%
Company-owned Regions - Canada	-	-	2.5%

We recently announced an average price increase of 1.9% in continuing franchise fees in our Company-owned regions in the U.S. beginning on July 1, 2018.

Growth Catalysts through Acquisitions.  We intend to continue to pursue reacquisitions of the regional RE/MAX franchise rights in a number of Independent Regions in the U.S. and Canada, as well as other acquisitions in related areas that build on or support our core competencies in franchising and real estate.

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

Flow through Independent Regions

RE/MAX, LLC
15%-30% of
Continuing Franchise Fee
Broker Fee
Initial Franchise Fee
Implied Gross
70%-85%
Upside
through
Independent
Region
Acquisitions
Independent Regions
CONTINUING
FRANCHISE FEE
BROKER
FEE
1% of
Commissions
INITIAL
FRANCHISE
FEE
ANNUAL
DUES
$410
/ Agent / Year
Franchises / Brokerages
Fixed
Monthly
Management Fee
Recommended
5% of
Commissions
Agents

The reacquisition of regional franchise rights over the past five years has changed the agent count attributable to Company-owned Regions versus Independent Regions.

Recent History of Reacquiring Independent Regional Rights
2012	Texas
2013	Central Atlantic
2013	Southwest
2016	New York
2016	Alaska
2016	New Jersey
2016	Georgia
2016	Kentucky/Tennessee
2016	Southern Ohio
2017	Northern Illinois

RE/MAX Agents (U.S./Canada) As of Year-end 2012	RE/MAX Agents (U.S./Canada) As of Year-end 2017

Other Acquisitions.  We may pursue other acquisitions, either of other brands, or of other businesses that we believe can help enhance the value proposition that we provide to the franchisees in our existing businesses.

Return of Capital to Shareholders. We are committed to returning capital to shareholders as part of our value creation strategy. We have paid quarterly dividends since April of 2014, the first quarter after our October 7, 2013 initial public offering, when we began paying quarterly dividends of $0.0625 per share, and we have periodically increased our quarterly dividends since then, as we have deemed appropriate. On February 21, 2018, our Board of Directors announced a quarterly dividend of $0.20 per share.

Quarterly Dividends

Our disciplined approach to allocating capital allows us to return capital to shareholders while driving organic growth and catalyzing growth through acquisitions and, as a result, generate shareholder value.

Competition

The real estate brokerage franchise business is fragmented and highly competitive. We primarily compete against other real estate franchisors seeking to grow their franchise system. Our largest national competitors in the U.S. and Canada include the brands operated by Realogy Holdings Corp. (including Century 21, Coldwell Banker, ERA, Sotheby’s and Better Homes and Gardens), Berkshire Hathaway Home Services, Keller Williams Realty, Inc. and Royal LePage. In most markets, we also compete against regional chains, independent, non-franchise brokerages and virtual and hybrid brokers, some of which offer deeply discounted commissions. Our efforts to target consumers and connect them with a RE/MAX agent via our websites also face competition from major real estate portals. Similarly, newer entrants, often referred to as home marketplaces or direct buyers—which along with real estate portals, virtual brokerages and hybrid brokerages—compete with RE/MAX agents for home sales by acting as wholesalers, offering to buy homes directly from homeowners at below-market rates in exchange for speed and convenience, and then resell them shortly thereafter at market prices.  Likewise, the support services we provide to RE/MAX franchisees and agents also face competition from various providers of training, back office management, and lead generation services. We believe that competition in the real estate brokerage franchise business is based principally upon the reputational strength of the brand, the quality of the services offered to franchisees, and the amount of franchise-related fees to be paid by franchisees.

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

While there are no national mortgage brokerage franchisors in the United States at the present time other than Motto Franchising, the mortgage origination business is characterized by a variety of business models. While real estate brokerage owners are our core market for the purchase of Motto franchises, such owners may form independent, non-franchised mortgage brokerages. They may enter into joint ventures with lenders for mortgage originations, and they may elect not to enter the mortgage origination business themselves, but instead earn revenue from providing marketing and other services to mortgage lenders.

Motto Franchising does not originate loans, and therefore does not compete in the mortgage origination business. The mortgage origination business in which Motto franchisees participate is highly competitive. There are several different marketing channels for mortgage origination services, with some originators, like Motto franchisees, marketing significantly to real estate agents and their customers. Other originators are independent mortgage bankers or correspondent lenders, underwriting and funding mortgage loans and then selling the loans to third parties. Retail lenders, both traditional and online-only companies, and both banks and non-bank lenders, typically market their loan products directly to consumers.

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

Corporate Structure and Ownership

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) is a holding company incorporated in Delaware and its only business is to act as the sole manager of RMCO, LLC, (“RMCO”). In that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  RMCO is a holding company that is the direct or indirect parent of all of our operating businesses, including RE/MAX, LLC and Motto Franchising, LLC.  As of December 31, 2017, RE/MAX Holdings owns 58.49% of the common units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.51% of common units in RMCO. RIHI, Inc. is majority owned and controlled by David Liniger, our Chairman and Co-Founder, and by Gail Liniger, our Vice Chair and Co-Founder.

The diagram below depicts our organizational structure:

Class A Shareholders
Class B Shares
RIHI, Inc.
RE/MAX Holdings, Inc.
(NYSE Ticker: RMAX)
41.51%
Managing Member
58.49%
RMCO, LLC
RE/MAX Operating Subsidiaries
including RE/MAX, LLC
and Motto Franchising, LLC

The holders of RE/MAX Holdings Class A common stock collectively own 100% of the economic interests in RE/MAX Holdings, while RIHI owns 100% of the outstanding shares of RE/MAX Holdings Class B common stock. The shares of Class B common stock have no economic rights but entitle the holder, without regard to the number of shares of Class B common stock held, to a number of votes on matters presented to stockholders of RE/MAX Holdings that is equal to two times the aggregate number of common units of RMCO held by such holder. As a result of RIHI’s ownership of shares of RE/MAX Holdings Class B common stock, and its ownership of 12,559,600 common units in RMCO, it holds effective control of a majority of the voting power of RE/MAX Holdings outstanding common stock.

Ownership of RMCO
as of year-end 2017

RIHI
41.51%
RE/MAX
Holdings
58.49%

Voting Rights in RE/MAX Holdings
as of year-end 2017
Class A
Shares
41.33%
RIHI
58.67%

RIHI’s voting rights will be reduced to equal the aggregate number of RMCO common units held—and RIHI would therefore be expected to lose its controlling vote of RE/MAX Holdings, Inc.—after any of the following occur: (i) October 7, 2018; (ii) the death of the Company’s Chairman and Co-Founder, David Liniger; or (iii) RIHI’s ownership of RMCO common units falls below 5,320,380 common units.

Due to RIHI’s control of a majority of the voting power of RE/MAX Holdings’ common stock, RE/MAX Holdings constitutes a “controlled company” under the corporate governance standards of the New York Stock Exchange (“NYSE”) and therefore are not required to comply with certain corporate governance requirements. Nonetheless, we do not currently take advantage of any of the exemptions for controlled companies under NYSE listing standards. Due to RIHI’s ownership interest in RMCO, RE/MAX Holdings’ results reflect a significant non-controlling interest and our pre-tax income excludes RIHI’s proportionate share of RMCO’s net income. RE/MAX Holding’s only source of cash flow from operations is in the form of distributions from RMCO and management fees paid by RMCO pursuant to a management services agreement between RE/MAX Holdings and RMCO.

RE/MAX Holdings ownership of RMCO and Tax Receivable Agreements

RE/MAX Holdings has twice acquired significant portions of the ownership in RMCO; first in October 2013 at the time of IPO when RE/MAX Holdings acquired its initial 11.5 million common units of RMCO and, second, in November and December 2015 when it acquired 5.2 million additional common units.  RE/MAX Holdings sold Class A common stock, which it exchanged for these common units of RMCO.  RIHI then sold the Class A common stock to the market.

When RE/MAX Holdings has acquired common units in RMCO, it received a step-up in tax basis on the underlying assets held by RMCO.  The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired.  The majority of the step-up in basis relates to intangibles assets, primarily franchise agreements and goodwill, and the step-up is often substantial.  These assets are amortizable under IRS rules and result in deductions on our tax return for many years and consequently, RE/MAX Holdings receives a future tax benefit.  These future benefits are reflected within deferred tax assets of approximately $59.2 million on our consolidated balance sheets as of December 31, 2017.

If RE/MAX Holdings acquires additional common units of RMCO from RIHI, the percentage of RE/MAX Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur.

In connection with the initial sale of RMCO common units in October 2013, RE/MAX Holdings entered into a tax receivable agreement (“TRA”) which requires that RE/MAX Holdings make annual payments to RIHI and Oberndorf Investments LLC (a successor to the other previous owner of RMCO) equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis.  We believe 85% is common for tax receivable agreements.  A TRA liability was established for the future cash obligations expected to be paid under the TRA and is not discounted.  As of December 31, 2017, this liability was $53.2 million.  Similar to the deferred tax assets, these liabilities would increase if RE/MAX Holdings acquires additional common units of RMCO from RIHI.

Both these deferred tax assets and TRA liability were substantially reduced by the Tax Cuts and Jobs Act enacted in December 2017.  The reduction in the corporate tax rate from 35% to 21% resulted in comparable reductions in both the deferred tax asset amounts and the TRA liabilities. See Note 11, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act.

Employees

As of December 31, 2017, we had approximately 350 employees. Our franchisees are independent businesses. Their employees and independent contractor sales associates are therefore not included in our employee count. None of our employees are represented by a union. We believe our relations with our employees are good.

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

Government Regulation

Franchise Regulation. The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (“FTC”). The FTC requires that franchisors make extensive disclosures to prospective franchisees but does not require registration. A number of states require registration or disclosure by franchisors in connection with franchise offers and sales. Several states also have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. The states with relationship or other statutes governing the termination of franchises include Arkansas, California, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Virginia, Washington and Wisconsin. Some franchise relationship statutes require a mandated notice period for termination; some require a notice and cure period; and some require that the franchisor demonstrate good cause for termination. Although we believe that our franchise agreements comply with these statutory requirements, failure to comply with these laws could result in our company incurring civil liability. In addition, while historically our franchising operations have not been materially adversely affected by such regulation, we cannot predict the effect of any future federal or state legislation or regulation.

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
•

demographic changes, such as a decrease in household formations; lower turnover in the housing market due to homeowners staying in the same home longer than in the past; slowing rate of immigration or population growth; decrease in home ownership rates, declining demand for real estate and changing social attitudes toward home ownership;

•

changes in local, state and federal laws or regulations that affect residential real estate transactions or encourage ownership, including but not limited to changes in tax law in late 2017 that limit the deductibility of certain mortgage interest expenses and increase the standard deduction (thereby potentially decreasing the tax benefits of homeownership) and potential future tax law changes, such as further limiting or eliminating the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, and real property taxes and employee relocation expense; and/or

•

acts of nature, such as hurricanes, earthquakes and other natural disasters that disrupt local or regional real estate markets and which may, in some circumstances, lead us to waive certain fees in impacted areas.

The failure of the U.S. residential real estate market growth to be sustained, or a prolonged decline in the number of home sales and/or home sale prices could adversely affect our revenue and profitability.

The U.S. residential real estate market has gradually improved since 2011. However, not all U.S. markets have participated to the same extent in the improvement. A lack of a continued or widespread growth or a prolonged decline in existing home sales, a decline in home sale prices or a decline in commission rates charged by our franchisees/brokers could adversely affect our results of operations by impacting the number of agents in our network and reducing the recurring fees we receive from our franchisees and our agents.

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

The monetary policy of the U.S. government, and particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S., significantly affects the availability of financing at favorable rates and on favorable terms, which in turn affects the domestic real estate market. Policies of the Federal Reserve Board can affect interest rates available to potential homebuyers. Further, we are affected by any rising interest rate environment. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict, and could restrict the availability of financing on reasonable terms for homebuyers, which could have a material adverse effect on our business, results of operations and financial condition.  Since December 2015, the Federal Open Market Committee of the Federal Reserve Board has raised the target range for federal funds five times, including three times in 2017, after leaving the federal funds interest rate near zero since late 2008. The pace of future increases in the federal funds rate is uncertain, although the Federal Open Market Committee has indicated it expects additional increases to occur. Historically, changes in the federal funds rate have led to changes in interest rates for other loans but the extent of the impact on the future availability and price of mortgage financing cannot be predicted with certainty.

In addition, a reduction in government support for home financing, including the possible winding down of GSEs could further reduce the availability of financing for homebuyers in the U.S. residential real estate market. In connection with the U.S. federal government’s conservatorship of Fannie Mae and Freddie Mac, it provided billions of dollars of funding to these entities during the real estate downturn, in the form of preferred stock investments to backstop shortfalls in their capital requirements. No consensus has emerged in Congress concerning potential reforms relating to Fannie Mae and Freddie Mac, so we cannot predict either the short or long term effects of such regulation and its impact on homebuyers’ ability to finance and purchase homes.

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

We are pursuing a key growth strategy of reacquiring select RE/MAX independent regional franchises in the U.S. and Canada. The reacquisition of a regional franchise increases our revenue and provides an opportunity for us to drive enhanced profitability. This growth strategy depends on our ability to find regional franchisees willing to sell the franchise rights in their regions on favorable terms, as well as our ability to finance and complete these transactions. The number of remaining independent regions in the United States and Canada is limited and therefore we may have difficulty finding suitable regional franchise acquisition opportunities at an acceptable price. Further, in the event we acquire a regional franchise, we may not be able to achieve the expected returns on our acquisition after we integrate the reacquired region into our business.

Integrating acquired regions involves complex operational and personnel-related challenges and we may encounter unforeseen difficulties and higher than expected integration costs or we may not be able to deliver expected cost and growth synergies.

Future acquisitions may present other challenges and difficulties, including:

•	the possible departure of a significant number of key employees;
•	regulatory constraints and costs of executing our growth strategy may vary by geography;
•	the possible defection of franchisees and agents to other brands or independent real estate companies;
•	the disruption of our respective ongoing business;
•	limits on growth due to exclusive territories granted by former region owners;
•	problems we may discover post-closing with the operations, including the internal controls and procedures of the regions we reacquire;
•	the failure to maintain important business relationships and contracts of the selling region;
•	impairment of acquired assets;
•	legal or regulatory challenges or litigation post-acquisition, which could result in significant costs;
•	unanticipated expenses related to integration; and
•	potential unknown liabilities associated with acquired businesses.

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

Our financial results are heavily dependent upon the number of agents in our global network. The majority of our revenue is derived from recurring dues paid by our agents and contractual fees paid by our franchisees or regional franchise owners based on the number of agents within the franchisee’s or regional franchise owner’s network. Competition for real estate agents is fierce. If our franchisees are not able to attract and retain agents (which is not within our direct control), our revenue may decline. In addition, our competitors may attempt to recruit the agents of our franchisees.

Competition in the residential real estate franchising business is intense, and we may be unable to grow our business organically, including increasing our agent count, expanding our network of franchises and agents, and increasing franchise and agent fees, which could adversely affect our brand, our financial performance, and results of operations.

We generally face strong competition in the residential real estate services business from other franchisors and brokerages (i.e. national, regional, independent, boutique, discount and web-based brokerages), as well as web-based companies focused on real estate. There has recently been substantial capital investment in real estate technology, including companies aiming to use innovative technology to disrupt the real estate industry. As a real estate brokerage franchisor, one of our primary assets is our brand name. Upon the expiration of a franchise agreement, a franchisee may choose to renew their franchise with us, operate as an independent broker or to franchise with one of our competitors. Competing franchisors may offer franchises monthly ongoing fees that are lower than those we charge, or that are more attractive in particular market environments. Further, our largest competitors in this industry in the U.S. and Canada include the brands operated by Realogy Holdings, Corp., (which include Coldwell Banker, Century 21, ERA, Sotheby’s and Better Homes and Gardens, among others), Berkshire Hathaway Home Services, Keller Williams Realty, Inc. and Royal LePage. Some of these companies may have greater financial resources and larger budgets than we do to invest in technology to build their brands and enhance their value proposition to agents, brokers and consumers. To remain competitive in the sale of franchises and to retain our existing franchisees at the time of the renewal of their franchise agreements, we may have to reduce the cost of renewals and/or the recurring monthly fees we charge our franchisees. Further, in certain areas, regional and local franchisors provide additional competitive pressure.

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

A significant adoption by consumers of online alternatives to full-service agents could have a material adverse effect on our business, prospects and results of operations.

A significant increase in consumer use of technology that eliminates or minimizes the role of the real estate agent could have a materially adverse effect on our business, prospects and results of operations. These options include cloud-based competitors such as direct-buyer companies that purchase directly from the seller, and online discounters who reduce the role of the agent in order to offer sellers a low commission or a flat fee while giving rebates to buyers. How consumers want to buy or sell houses will determine if these models reduce or replace the long-standing preference for full-service agents.

Our financial results are affected directly by the operating results of franchisees and agents, over whom we do not have direct control.

Our real estate franchises generate revenue in the form of monthly ongoing fees, including monthly management fees and broker fees (which are tied to agent gross commissions) charged by our franchisees to our agents. Our agents pay us annual dues to have access to our network and utilize our services. Accordingly, our financial results depend upon the operational and financial success of our franchisees and their agents, whom we do not control, particularly in Independent Regions where we exercise less control over franchisees than in Company-owned Regions. Our franchisees operate in an intensely competitive market and we have little visibility into the results of operations of our franchises. If industry trends or economic conditions are not sustained or do not continue to improve, our franchisees’ financial results may worsen and our revenue may decline. We may also have to terminate franchisees more frequently in the future due to non-reporting and non-payment. Further, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our revenue from ongoing monthly fees may decrease, and profitability from new franchisees may be lower than in the past due to reduced ongoing monthly fees and other non-standard incentives we may need to provide.

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

Regulatory authorities also have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend our franchisees from carrying on some or all of our activities or otherwise penalize them if their financial condition or our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. In addition, new regulations could increase the barriers to entry for brokers and agents which may impact our ability to sell franchisees and our franchisees’ ability to recruit agents. Our or our franchisees’ failure to comply with regulatory requirements or interpretations could limit our ability to renew current franchisees or sign new franchisees or otherwise have a material adverse effect on our operations.

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

Most of our franchisees self-report their agent counts, agent commissions and fees due to us, and we have limited tools to validate or verify these reports and a few of our domestic and global master franchise agreements do not contain audit rights. This could impact our ability to collect revenue owed to us by our Independent Regions, franchisees, and agents, and could affect our ability to forecast our performance accurately.

Under our franchise agreements, franchise owners, including regional owners, report the number of agents, monthly management fees and broker service fees received by the brokers from the agents and the monthly ongoing fees (continuing franchise fees and broker fees) payable to us by the brokers.  Some of our regional agreements do not provide us with audit rights. For those agreements that do not, we may have limited methods of validating the monthly ongoing fees due to us from these regions and must rely on reports submitted by such regional franchisees and our internal protocols for verifying agent counts. If franchisees were to underreport or erroneously report amounts payable, even if unintentionally, we may not receive all of the annual agent dues or monthly ongoing fees due to us. In addition, to the extent that we were underpaid, we may not have a definitive method for determining such underpayment. If a material number of our franchisees were to underreport or erroneously report their agent counts, agent commissions or fees due to us, it could have a material adverse effect on our financial performance and results of operations. Further, agent count is a key performance indicator (KPI), and incomplete information, or information that is not reported in a timely manner could impair our ability to evaluate and forecast key business drivers and financial performance.

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

Such litigation and other proceedings may include, but are not limited to, securities litigation including class actions and shareholder derivative litigation, complaints from or litigation by franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements, actions relating to intellectual property, commercial arrangements and franchising arrangements.

In addition, litigation against a franchisee or its affiliated sales agents by third parties, whether in the ordinary course of business or otherwise, may also include claims against us for liability by virtue of the franchise relationship. Franchisees may fail to obtain insurance naming the Company as an additional insured on such claims. We could face similar claims for direct liability related to our former operation of Company-owned brokerages, the last of which we sold in 2015 and early 2016. In addition to increasing franchisees’ costs and limiting the funds available to pay us contractual fees and dues and reducing the execution of new franchise arrangements, claims against us (including vicarious liability claims) divert our management resources and could cause adverse publicity, which may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable.

Our global operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems and reduced protection of intellectual property. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business and operating results. See “Risk Factors—We may experience legal proceedings related to the matters underlying the Special Committee investigation and such legal proceedings may result in adverse findings, the imposition of fines or other penalties, increased costs and expenses and the diversion of management’s time and resources.”

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

We only have one primary facility, which serves as our corporate headquarters.  If we encounter difficulties associated with this facility, we could face management issues that could have a material adverse effect on our business operations.

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

Inasmuch as our business is in part dependent on a strong brand, our business may be subject to risks related to events and circumstances that have a negative impact on our brand.  If we are exposed to adverse publicity or events that do damage to our brand and/or image, our business may suffer material adverse effects from the deterioration in our brand and image.

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

Our business is heavily reliant on technology infrastructure for certain key aspects of our internal operations.

The systems may not perform as desired or we may experience cost overages, delays, or other factors that may distract our management from our business, which could have an adverse impact on our results of operations.  Further, we may not be able to obtain future new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, including those related to our recent acquisition of booj, a real estate technology company, and we may not be able to devote financial resources to new technologies and systems in the future.

We rely on third parties for certain important functions and/or technology. Any failures by those vendors and service providers could disrupt our business operations.

We have outsourced certain key functions to external parties, including some that are critical to financial reporting, our franchise and membership tracking/billing, the Motto loan origination system, and a number of critical consumer- and franchise/agent-facing websites. We may enter into other key outsourcing relationships in the future. If one or more of these external parties were not able to perform their functions for a period of time, perform them at an acceptable service level, or handle increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of vendors also exposes us to the risk of losing intellectual property or confidential information and to other harm. Our ability to monitor the activities or performance of vendors may be constrained, which makes it difficult for us to assess and manage the risks associated with these relationships.

We rely on traffic to our websites, including our flagship website, remax.com, directed from search engines like Google and Bing. If our websites fail to rank prominently in unpaid search results, traffic to our websites could decline and our business could be adversely affected.

Our success depends in part on our ability to attract home buyers and sellers to our websites, including our flagship websites, remax.com and mottomortgage.com through unpaid Internet search results on search engines like Google and Bing. The number of users we attract from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, such as changes in ranking algorithms, many of which are not under our direct control, and they may change frequently. In addition, our website faces increasing competition for audience from real estate portal websites, such as Zillow, Trulia and Realtor.com. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites could adversely impact our business and results of operations.

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

We are vulnerable to certain additional risks and uncertainties associated with websites, which include our lead referral system LeadStreet®, remax.com, global.remax.com, theremaxcollection.com, remaxcommercial.com and mottomortgage.com. These risks include changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. We may experience service disruptions, outages and other performance problems due to a variety of factors, including reliance on our third-party hosted services, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service, fraud or attacks. Our failure to address these risks and uncertainties successfully could reduce our Internet presence, generate fewer leads for our agents and damage our brand.  Many of the risks relating to our website operations are beyond our control.

We are new to the mortgage brokerage industry, which, along with the intense competition within the industry, may hinder our efforts to establish and grow our new mortgage brokerage franchising business, Motto Mortgage, which could have implications to the goodwill on our Consolidated Balance Sheet.

We are pursuing a growth strategy to offer and sell residential mortgage brokerage franchises in the U.S under the “Motto Mortgage” brand and trademarks. Our investments in the new Motto business included the cost of our acquisition of certain assets of Full House Mortgage Connection, Inc. (“Full House”) and initial funding for the business. We lack extensive operating experience in the mortgage brokerage industry. Our strategy hinges on our ability to recruit franchisees and loan originators, to develop and maintain strong competencies within the mortgage brokerage market, on favorable conditions in the related regulatory environment and on our success in developing a strong, respected brand. We may fail to understand, interpret, implement and/or train franchisees adequately concerning compliance requirements related to the mortgage brokerage industry or the relationship between us and our franchisees, any of which failures could subject us or our franchisees to adverse actions from regulators. Motto Franchising, LLC, may also have regulatory obligations arising from its relationship with Motto franchisees; we may fail to comply with those obligations, and that failure could also subject us to adverse actions from regulators. As a start-up, the Motto Mortgage brand’s initial lack of brand recognition may hamper franchise sales efforts. We may experience impairment of acquired assets and/or potential unknown liabilities associated with the acquisition of the business of Full House. This venture could divert resources, including the time and attention of management and other key employees, from our RE/MAX business, and a prolonged diversion could negatively impact operating results. In addition, residential mortgage brokerage is a highly competitive industry and Motto will suffer if we are unable to attract franchisees, which will adversely affect Motto’s growth, operations and profitability.  Motto has $11.8 million of goodwill recognized in connection with its acquisition.  Poor performance for any of the reasons outlined above could trigger an impairment of this goodwill.

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

In addition, so long as any revolving loans are outstanding under the senior secured credit facility, RE/MAX, LLC is required to maintain specified financial ratios. As of December 31, 2017, there were no outstanding revolving loans.

The ability to comply with the covenants and other terms of the senior secured credit facility will depend on the future operating performance of RE/MAX, LLC and its subsidiaries. If RE/MAX, LLC fails to comply with such covenants and terms, it would be required to obtain waivers from the lenders or agree with the lenders to an amendment of the facility’s terms to maintain compliance under the facility, such as the waivers received in connection with the delayed filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. If RE/MAX, LLC is unable to obtain any necessary waivers or amendments and the debt under our senior secured credit facility is accelerated or the lenders obtain other remedies, it would likely have a material adverse effect on our financial condition and future operating performance.

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

As of December 31, 2017, $229.0 million in term loans were outstanding under our senior secured credit facility, net of an unamortized discount and issuance costs, which was at variable rates of interest, thereby exposing us to interest rate risk. We currently do not engage in any interest rate hedging activity. As such, if interest rates increase, our debt service obligations on our outstanding indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease.

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

As a result of the Special Committee investigation, the Company’s management team is implementing, under the oversight of the Board of Directors, remedial measures to address various findings of the Special Committee as well as to address deficiencies in our internal controls. These efforts include among other matters (i) enhanced corporate policies and practices including with respect to gifts, loans, conflicts of interest and workplace conduct, (ii) enhanced procedures and practices concerning reporting including with respect to compliance matters, (iii) enhanced training on a range of matters including the responsibilities of officers and leaders related to workplace conduct and various compliance issues, (iv) a range of other actions designed to reinforce changes to the corporate culture in key areas including compliance and workplace practices, and (v) various remedial measures in connection with the deficiencies in our internal controls over financial reporting including an identified material weakness.  The remedial measures referred to above are in process and are not complete as of the date of this Annual Report on Form 10-K and it is expected that these remedial measures and improvements to governance and corporate policies and practices will continue in future periods over a sustained period of time. See “Item 9A—Controls and Procedures.”

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

As disclosed in Item 9A of this Annual Report on Form 10-K, the Company did not have an effective risk assessment process to identify and assess the financial reporting risks related to benefits provided by principal stockholders.  As a consequence, the Company did not have effective controls and training of personnel over the identification and communication of related party transactions to financial reporting personnel, management, and the Board, as appropriate, to identify and evaluate recognition, measurement and disclosure of such transactions.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 and our disclosure controls and procedures were not effective as of December 31, 2017. These control deficiencies have been in existence for a substantial period of time, but we are actively engaged in developing and implementing remedial measures designed to address these control deficiencies including the identified material weakness, but we have not remedied these matters as of the date of this Annual Report on Form 10-K and can provide no assurance that we will be successful in remediating these deficiencies or the material weakness in a timely manner, or at all, or that we will not identify additional deficiencies and material weaknesses in the future. If our remedial measures are insufficient to address these deficiencies or the material weakness, or if additional material weaknesses or deficiencies in our internal control over financial reporting are discovered or occur in the future, we may not be able to accurately or timely report our financial condition or results of operations, which could cause investors to lose confidence in our reported financial information and thereby adversely affect the perception of our business and the market price of our common stock. See “Item 9A—Controls and Procedures.”

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

David Liniger transitioned to the role of non-executive Chairman of our Board of Directors on February 14, 2018.  Findings of the Special Committee included that Mr. Liniger had violated our Code of Ethics in connection with the failure to disclose the loan and certain other transactions involving Mr. Contos.  The Special Committee also identified instances of noncompliance with other Company policies related to workplace conduct, which were limited to Mr. Liniger’s actions and did not extend to other members of senior management. For more information regarding the Special Committee investigation, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Investigation.”

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

As a public company, we incur significant legal, accounting, insurance and other expenses, and our management and other personnel devote a substantial amount of time to compliance initiatives resulting from operating as a public company. We anticipate that these costs and compliance initiatives will increase as a result of the ongoing implementation of the remedial measures adopted as a result of the findings of the Special Committee, as described above, as well as in connection with our efforts to remediate the material weakness in our internal control over financial reporting and in our disclosure controls and procedures.  In addition, we anticipate further costs and compliance initiatives in connection with the Company having ceased to be an “emerging growth company,” as defined in the JOBS Act, as of December 31, 2016. Because we no longer qualified as an “emerging growth company,” our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 was the first one in which we were required to include an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. In addition, we had previously taken advantage of the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation. As of December 31, 2016, we were no longer eligible for such reduced disclosure requirements and exemptions.

We depend on distributions from RMCO to pay taxes and expenses, including payments under the tax receivable agreements, but RMCO’s ability to make such distributions may be subject to various limitations and restrictions.

We have no material assets other than our ownership of common units of RMCO and have no independent means of generating revenue. RMCO is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to RMCO’s partners, including us. As a result, we incur income taxes on our allocable share of any net taxable income of RMCO and are responsible for complying with U.S. and foreign tax laws. Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement, which became effective upon the completion of our IPO (the “New RMCO, LLC agreement”), RMCO is obligated to make tax distributions to its members, including us. In addition to tax expenses, we also incur expenses related to our operations and must satisfy obligations under the terms of the tax receivable agreements, which we expect will be significant over the fifteen-year term. As RMCO’s managing member, we cause RMCO to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any payments due under the tax receivable agreements. However, RMCO’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which RMCO is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering RMCO insolvent. If RMCO does not have sufficient funds to pay tax or other liabilities to fund our operations, we may have to borrow funds, which could adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest until paid. If RMCO does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired. See “Risk Factors—Risks Related to Ownership of Our Class A Common Stock.”

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

As of December 31, 2017, we had 149,743,409 shares of Class A common stock authorized but unissued, and an additional 12,559,600 shares of Class A common stock unauthorized and unissued but reserved for issuance upon redemption of RMCO common units that are held by RIHI. In connection with our IPO, RMCO entered into the New RMCO, LLC agreement, and subject to certain restrictions set forth therein, RIHI is entitled to potentially redeem the RMCO common units it holds for an aggregate of up to 12,559,600 shares of our Class A common stock, subject to customary adjustments. We also have entered into a registration rights agreement pursuant to which the shares of Class A common stock issued upon such redemption are eligible for resale, subject to certain limitations set forth therein.

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
•	provide that our Board of Directors is expressly authorized to make, alter or repeal our bylaws;
•	delegate the sole power to a majority of our Board of Directors to fix the number of directors;
•	provide the power of our Board of Directors to fill any vacancy on our Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•	eliminate the ability of stockholders to call special meetings of stockholders; and
•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in leased offices in Denver, Colorado. The lease consists of approximately 231,000 square feet and expires in April 2028.  As discussed in Note 5, Acquisitions and Dispositions we sold certain operating assets and liabilities related to 21 Company-owned real estate brokerage offices during 2015 and the first quarter of 2016. In connection with these sales, we assigned the related operating leases to the respective purchasers.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Class A common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “RMAX” on October 2, 2013. Prior to that date, there was no public trading market for shares of our Class A common stock. As of March 1, 2018, we had 22 stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc. (“RIHI”), and there is no public market for these shares.

The following table shows the highest and lowest prices paid per share for our Class A common stock as well as dividends declared per share during the calendar quarter indicated below for the years ended December 31, 2017 and 2016.

	Class A Common Stock		Dividends
	Market Price		Declared
	Highest	Lowest	per Share
2017
First quarter	$60.90	$53.10	$0.18
Second quarter	$60.25	$53.15	$0.18
Third quarter	$64.60	$56.50	$0.18
Fourth quarter	$67.20	$46.30	$0.18

2016
First quarter	$36.54	$30.54	$0.15
Second quarter	$42.25	$34.53	$0.15
Third quarter	$44.33	$39.47	$0.15
Fourth quarter	$56.40	$41.67	$0.15

4

During 2017, our Board of Directors declared quarterly cash dividends of $0.18 per share of Class A common stock, which were paid on March 22, 2017, May 31, 2017, August 30, 2017 and November 29, 2017. During 2016, our Board of Directors declared quarterly cash dividends of $0.15 per share of Class A common stock, which were paid on March 23, 2016, June 2, 2016, August 31, 2016 and December 1, 2016. On February 21, 2018, our Board of Directors declared a quarterly cash dividend of $0.20 per share on all outstanding shares of Class A common stock, which is payable on March 21, 2018 to stockholders of record at the close of business on March 7, 2018. We intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis. However the timing and amount of those dividends will be subject to approval and declaration by our Board of Directors and will depend on a variety of factors, including the financial results and cash flows of RMCO, LLC and its consolidated subsidiaries (“RMCO”), distributions we receive from RMCO, our financial results, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. All dividends declared and paid will not be cumulative.

Performance Graph

The following graph and table depict the total return to stockholders from October 2, 2013 (the date our Class A common stock began trading on the NYSE) through December 31, 2017, relative to the performance of the S&P 500 Index, Russell 2000 (Total Return) Index and a peer group of real estate and franchise related companies. The graph and table assume $100 invested at the closing price of $27.00 on October 2, 2013 (rather than the IPO price of $22.00 per share) and that all dividends were reinvested.

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

4

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial results and other data as of the dates and for the periods indicated. The selected consolidated statements of income data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheets data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statements of income data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheets data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

After the completion of our initial public offering on October 7, 2013, RE/MAX Holdings, Inc. (“RE/MAX Holdings”) owned 39.56% of the common membership units in RMCO, LLC and its consolidated subsidiaries (“RMCO”) and as of December 31, 2017, RE/MAX Holdings owns 58.49% of the common membership units in RMCO. RE/MAX Holdings’ economic interest in RMCO increased primarily due to the issuance of shares of Class A common stock as a result of RIHI’s redemption of 5.2 million common units in RMCO during the fourth quarter of 2015. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and, in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  Our selected historical financial data does not reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone public company during those periods.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts and agent data)
Total revenue:
Continuing franchise fees	$93,694	$81,197	$73,750	$72,706	$64,465
Annual dues	33,767	32,653	31,758	30,726	29,524
Broker fees	43,801	37,209	32,334	28,685	24,811
Franchise sales and other franchise revenue	24,667	25,131	25,468	23,440	23,574
Brokerage revenue	—	112	13,558	15,427	16,488
Total revenue	195,929	176,302	176,868	170,984	158,862
Operating expenses:
Selling, operating and administrative expenses (2)	107,268	88,213	91,561	92,400	96,243
Depreciation and amortization	20,512	16,094	15,124	15,316	15,166
Loss (gain) on sale or disposition of assets, net	660	178	(3,397)	(14)	373
Gain on reduction in tax receivable agreement liability	(32,736)	—	—	—	—
Total operating expenses	95,704	104,485	103,288	107,702	111,782
Operating income	100,225	71,817	73,580	63,282	47,080
Other expenses, net:
Interest expense	(9,996)	(8,596)	(10,413)	(9,295)	(14,647)
Interest income	352	160	178	313	321
Foreign currency transaction gains (losses)	174	(86)	(1,661)	(1,348)	(764)
Loss on early extinguishment of debt	—	(796)	(94)	(178)	(1,798)
Equity in earnings of investees	—	—	1,215	600	904
Total other expenses, net	(9,470)	(9,318)	(10,775)	(9,908)	(15,984)
Income before provision for income taxes	90,755	62,499	62,805	53,374	31,096
Provision for income taxes	(55,576)	(15,273)	(12,030)	(9,948)	(2,844)
Net income (2)	35,179	47,226	50,775	43,426	28,252
Less: net income attributable to non-controlling interests	22,364	24,830	34,363	30,209	26,746
Net income attributable to RE/MAX Holdings, Inc. (2)	$12,815	$22,396	$16,412	$13,217	$1,506
Earnings Per Share Data:
Basic (1)	$0.72	$1.27	$1.30	$1.14	$0.13
Diluted (1)	$0.72	$1.27	$1.28	$1.08	$0.12
Other Data:
Agent count at period end (unaudited)	119,041	111,915	104,826	98,010	93,228
Cash dividends declared per share of Class A common stock	$0.72	$0.60	$2.00	$0.25	$—

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

(2)

Prior period amounts reflect an immaterial correction that resulted in increases in “Selling, operating, and administrative expenses” of $584,000, $575,000 and $553,000, decreases in “Net Income” of $584,000, $575,000 and $553,000 and decreases in “Net Income attributable to RE/MAX Holdings, Inc.” of $341,000, $243,000 and $219,000 in the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, respectively.  See Note 18, Immaterial Corrections to Prior Period Financial Statements for additional information.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)

Cash	$50,807	$57,609	$110,212	$107,199	$88,375
Franchise agreements, net	119,349	109,140	61,939	75,505	89,071
Goodwill	135,213	126,633	71,871	72,463	72,781
Total assets	406,562	437,153	383,786	356,431	350,470
Payable pursuant to tax receivable agreements, including current portion	53,175	98,809	100,035	67,418	68,840
Debt, including current portion	228,986	230,820	200,357	209,777	226,051
Total stockholders' equity/members' deficit	69,395	60,709	39,414	39,283	15,539

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

Business Overview

We are one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the U.S. under the Motto Mortgage brand (“Motto”). RE/MAX, founded in 1973, has over 115,000 agents operating in over 7,000 offices and a presence in more than 100 countries and territories. Nobody in the world sells more real estate than RE/MAX, as measured by residential transaction sides. The RE/MAX brand has the highest level of unaided brand awareness in real estate in the U.S. and Canada according to a consumer study conducted by MMR Strategy Group, and our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world. Motto, founded in 2016, is the first national mortgage brokerage franchise offering in the U.S.

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

As a result of the Special Committee investigation, the Company’s management team is implementing, under the oversight of the independent members of the Board of Directors, remedial measures to address various findings of the Special Committee as well as to address deficiencies in our internal controls. These efforts include among other matters (i) enhanced corporate policies and practices including with respect to gifts, loans, conflicts of interest and workplace conduct, (ii) enhanced procedures and practices concerning reporting including with respect to compliance matters, (iii) enhanced training on a range of matters including the responsibilities of officers and leaders related to workplace conduct and various compliance issues, (iv) a range of other actions designed to reinforce changes to the corporate culture in key areas including compliance and workplace practices, and (v) various remedial measures in connection with the deficiencies in our internal controls over financial reporting including an identified material weakness.  The remedial measures referred to above are in process and not complete as of the date of this Annual Report on Form 10-K and it is expected that these remedial measures and improvements to governance and corporate policies and practices will continue in future periods over a sustained period of time. See “Item 9A—Controls and Procedures—Remediation.”

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

Financial and Operational Highlights – Year Ended December 31, 2017

(Compared to year ended December 31, 2016 unless otherwise noted)

•	Total agent count grew by 6.4% to 119,041 agents
•	U.S. and Canada combined agent count increased 2.3% to 84,274 agents
•	Acquired the master franchise rights to Northern Illinois
•	Revenue of $195.9 million, up 11.1% from the prior year
•	Net income attributable to RE/MAX Holdings, Inc. of $12.8 million, which includes an $8.2 million net expense impact from the Tax Cuts and Jobs Act
•	Adjusted EBITDA of $103.9 million and Adjusted EBITDA margin of 53.0%

During 2017, we grew our business organically primarily due to an increase in broker fee revenue as a result of rising average home prices and changing agent mix, agent count increases, Motto expansion and July 1, 2016 fee increases in our Company-owned Regions.  We grew our network agent count 6.4% and our U.S. and Canadian agent count by 2.3%, and we sold 1,059 RE/MAX franchises worldwide and 324 franchises in the U.S. and Canada combined.  Organic growth was negatively impacted by the impact of waiving of approximately $2.0 million of continuing franchise fees and broker fees during the year for associates impacted by Hurricanes Harvey and Irma.

Expenses increased primarily due to a $3.7 million loss recognized related to subleasing a portion of our corporate office building; a net charge of $2.6 million incurred in connection with a litigation settlement and additional corresponding professional fees related to our 2013 acquisition of the net assets of Tails, Inc. (“Tails”); $2.6 million of professional fees incurred related to the Special Committee Investigation and costs for Motto, the 2016 Acquired Regions, certain employee benefits and the refresh of the RE/MAX brand.

We focused on growth catalysts by successfully acquiring the Independent Region of Northern Illinois (the “2017 Acquired Region”) for a purchase price of $35.7 million. The acquisition converted nearly 2,300 agents and over 100 offices into the Company-owned Regions.

In 2017, RE/MAX branding was updated with a fresh, modern design.  This “brand refresh” resulted in updates to the iconic RE/MAX Balloon logo, the RE/MAX logotype, and RE/MAX property sign designs.  In the company’s 45 year history, this is the first time the RE/MAX logotype has been modernized and the third time the RE/MAX Balloon logo has been updated.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted.  The Tax Cuts and Jobs Act includes significant changes to the U.S. corporate tax system, including a federal corporate rate reduction from 35% to 21%.  The reduction in the corporate tax rate from 35% to 21% resulted in substantial reductions to the Company’s deferred tax assets and the TRA liability and resulted in a net expense impact on net income of $8.2 million.

Financial and Operational Highlights – Year Ended December 31, 2016

(Compared to year ended December 31, 2015 unless otherwise noted)

•	Total agent count grew by 6.8% to 111,915 agents
•	U.S. and Canada combined agent count increased 3.5% to 82,402 agents
•	Acquired the master franchise rights to six Independent Regions in the U.S.
•	Launched Motto franchise on October 25, 2016
•	Revenue of $176.3 million, down 0.3% from the prior-year; revenue would have increased 6.9% after adjusting for the sale of our owned brokerage offices
•	Operating income decreased $1.8 million and 2.4%
•	Net income attributable to RE/MAX Holdings, Inc. increased $6.0 million and 36.5%.
•	Adjusted EBITDA of $94.2 million and Adjusted EBITDA margin of 53.4%
•	Refinanced our credit agreement entered into on July 31, 2013 (“2013 Senior Secured Credit Facility”) on December 15, 2016

During 2016, we grew our business organically through agent increases and franchise sales, supplemented by strategic acquisitions and the launch of a second brand, Motto Mortgage. We also strategically disposed of our three remaining owned brokerages early in the year. RE/MAX is now a 100% franchised business. We grew our network agent count 6.8% and our U.S. and Canadian agent count by 3.5%, and we sold 903 RE/MAX franchises worldwide and 335 franchises in the U.S. and Canada combined.

In addition, we focused on growth catalysts by acquiring Independent Regions and businesses within our core competencies of franchising and real estate. We successfully acquired six Independent Regions, (New York, Alaska, New Jersey, Georgia, Kentucky/Tennessee and Southern Ohio, collectively, the “2016 Acquired Regions”) for an aggregate purchase price of $105.4 million. The 2016 Acquired Regions converted more than 8,000 agents and almost 500 offices into the Company-owned Regions. We also acquired the concept behind Motto along with certain assets from a third-party mortgage brokerage franchisor, Full House Mortgage Connection, Inc. (“Full House”) for $8.0 million plus certain future contingent royalty payments.

Concurrent with our acquisitions, we reinvested in our business to enhance the value proposition to our network. We continued our Momentum broker and agent development program, launched the new www.remax.com website and introduced our Office and Agent Portal. Our new website features a fresh, dynamic design, an improved search and mobile experience and personalized features for consumers coupled with increased calls-to-action to improve lead generation for our agents. The new Office and Agent Portal streamlines operations for our franchisees and simplifies reporting from our franchisees to us. In recognition of the increase in value we offer to our network on July 1, 2016 we modestly increased the monthly continuing franchise fees paid by franchisees to us to be a part of the RE/MAX network. We believe that our 2016 growth catalysts will contribute to our future organic growth in Company-owned Regions and strengthen our brand in the future.

In December 2016, we refinanced our 2013 Senior Secured Credit Facility, referred to herein as the “2016 Senior Secured Credit Facility,” in order to take advantage of favorable market conditions and to provide us with enhanced flexibility to pursue the future execution of our growth strategy. Proceeds from our 2016 Senior Secured Credit Facility were used to repay existing indebtedness and fund the multi-territory region covering Georgia, Kentucky/Tennessee and Southern Ohio.

Selected Operating and Financial Highlights

For comparability purposes, the following table sets forth our agent count and results of operations for the periods presented in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except percentages, agent data and franchise sales)
Total agent count growth	6.4%	6.8%	7.0%

Agent Count:
U.S.	63,162	61,730	59,918
Canada	21,112	20,672	19,668
U.S. and Canada Total	84,274	82,402	79,586
Outside U.S. and Canada	34,767	29,513	25,240
Total	119,041	111,915	104,826

Franchise sales	1,059	903	929

Total revenue	$195,929	$176,302	$176,868
Total selling, operating and administrative expenses(1) (3)	$107,268	$88,213	$91,561
Total operating income(1)	$100,225	$71,817	$73,580
Net income attributable to RE/MAX Holdings, Inc.(1) (3)	$12,815	$22,396	$16,412
Adjusted EBITDA(2)	$103,858	$94,173	$89,908
Adjusted EBITDA margin(2)	53.0%	53.4%	50.8%

(1)

The results for the year ended December 31, 2017 were impacted by the Tax Cuts and Jobs Act enacted in December 2017. The reduction in the corporate tax rate from 35% to 21% resulted in comparable reductions in both the deferred tax asset amounts and the TRA liabilities. See Note 11, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act.

(2)

See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

(3)

Prior period amounts reflect an immaterial correction recorded for the years ended December 31, 2016 and 2015. See Note 18, Immaterial Corrections to Prior Period Financial Statements for additional information.

Results of Operations

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Revenue

A summary of the components of our revenue for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$93,694	$81,197	$12,497	15.4%
Annual dues	33,767	32,653	1,114	3.4%
Broker fees	43,801	37,209	6,592	17.7%
Franchise sales and other franchise revenue	24,667	25,131	(464)	(1.8)%
Brokerage revenue	—	112	(112)	n/a
Total revenue	$195,929	$176,302	$19,627	11.1%

Consolidated revenue increased primarily due to the acquisitions of the 2017 and 2016 Acquired Regions, which added $13.5 million or 7.6%. Organic growth increased revenue $5.8 million or 3.3%, primarily due to an increase in broker fee revenue due to rising average home prices and changing agent mix, agent count increases, Motto expansion and July 1, 2016 fee increases in our Company-owned Regions.  Organic growth was offset by a decrease in revenue recognized from preferred marketing arrangements and the impact of waiving approximately $2.0 million of continuing franchise fees and broker fees during the year for hurricane-impacted associates.  Foreign currency movements increased revenue $0.5 million, or 0.3%.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of contributions from the 2017 and 2016 Acquired Regions, which added $8.6 million or 10.6%. Organic growth increased continuing franchise fees by $3.7 million or 4.5%, primarily related to agent count growth which contributed $2.2 million, July 1, 2016 fee increases in Company-owned Regions which contributed $1.2 million and Motto expansion. Organic growth was negatively impacted by the waiving of approximately $1.4 million of continuing franchise fees during the year for hurricane-impacted associates.

Annual Dues

Revenue from annual dues increased primarily due to increased agent count in the U.S. and Canada. Revenue from annual dues is not affected by our acquisitions of Independent Regions because agents in the U.S. and Canadian Independent Regions already pay annual dues to us in the same amounts as agents in Company-owned regions.

Broker Fees

Revenue from broker fees increased primarily due to the acquisitions of the 2017 and 2016 Acquired Regions, which contributed $4.2 million to the increase, as well organic growth of $2.3 million driven primarily by rising average home prices and a reduction in the number of home sale transactions completed by agents that do not pay broker fees. Organic growth was negatively impacted by the waiving of approximately $0.6 million of broker fees during the year for hurricane-impacted associates.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue decreased primarily due to a decrease in revenue recognized from preferred marketing arrangements. These decreases were partially offset by increases in master franchise sales and contributions from Motto and the 2017 and 2016 Acquired Regions.

Operating Expenses

A summary of the components of our operating expenses for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$107,268	$88,213	$(19,055)	(21.6)%
Depreciation and amortization	20,512	16,094	(4,418)	(27.5)%
Loss on sale or disposition of assets, net	660	178	(482)	n/a
Gain on reduction in tax receivable agreement liability	(32,736)	—	32,736	n/a
Total operating expenses	$95,704	$104,485	$8,781	8.4%
Percent of revenue	48.8%	59.3%

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

A summary of the components of our selling, operating and administrative expenses for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$45,063	$42,817	$(2,246)	(5.2)%
Professional fees	16,927	13,348	(3,579)	(26.8)%
Rent and related facility operations	12,860	8,673	(4,187)	(48.3)%
Other	32,418	23,375	(9,043)	(38.7)%
Total selling, operating and administrative expenses	$107,268	$88,213	$(19,055)	(21.6)%
Percent of revenue	54.7%	50.0%

Total selling, operating and administrative expenses increased as follows:

•

Personnel costs increased due to personnel investments to support Motto and the 2017 and 2016 Acquired Regions as well as an increase in certain employee benefits, partially offset by severance and other payroll related expenses recognized in the prior year and not recognized in the current year.
•

Professional fees increased primarily due to $2.6 million in costs related to the Special Committee Investigation, costs incurred in connection with litigation related to our acquisition of the net assets of Tails and other legal fees.  These increases were partially offset due to expenses incurred in the prior year in connection with the 2016 Senior Secured Credit Facility.

•

Rent and related facility operations increased primarily due to a $3.7 million loss recognized related to subleasing a portion of our corporate office building. See Note 14, Commitments and Contingencies for additional information.

•

Other selling, operating and administrative expenses increased primarily due to a net charge of $2.6 million incurred in connection with a litigation settlement related to our 2013 acquisition of the net assets of Tails and expenses incurred related to the 2017 and 2016 Acquired Regions, Motto, certain broker events and the refresh of the RE/MAX brand.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to amortization expense related to the franchise agreements acquired with the 2017 and 2016 Acquired Regions, partially offset by acquired franchise agreements reaching the end of their contractual term in the Texas, California and Hawaii regions.

Loss on Sale or Disposition of Assets, Net

The change in loss on sale or disposition of assets, net was primarily due to the $0.5 million loss recognized during the year ended December 31, 2017 for a final settlement of certain provisions of the asset sale agreement related to the December 31, 2015 disposition of Sacagawea, LLC d/b/a RE/MAX Equity Group (“RE/MAX Equity Group”). See Note 5, Acquisitions and Dispositions for additional information.

Gain on Reduction in TRA Liability

The gain on reduction in TRA liability of $32.7 million as of December 31, 2017 is a result of the Tax Cuts and Jobs Act enacted in December 2017, which reduced the corporate tax rate from 35% to 21%.  This reduction caused a decrease in the Company’s deferred tax assets and a related decrease in the TRA liability.  See Note 11, Income Taxes for additional information.

Other Expenses, Net

A summary of the components of our other expenses, net for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2017	2016	$	%
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(9,996)	$(8,596)	$(1,400)	(16.3)%
Interest income	352	160	192	n/a
Foreign currency transaction gain (loss)	174	(86)	260	n/a
Loss on early extinguishment of debt	—	(796)	796	n/a
Total other expenses, net	$(9,470)	$(9,318)	$(152)	(1.6)%
Percent of revenue	4.8%	5.3%

Other expenses, net increased mainly due to higher interest expense as a result of an increase in the principal balance of term debt outstanding under our 2016 Senior Secured Credit Facility, which replaced our 2013 Senior Secured Credit

Facility on December 15, 2016.  The replacement of the 2013 Senior Secured Credit Facility resulted in a loss on early extinguishment of debt.

Provision for Income Taxes

Our effective income tax rate increased to 61.2% from 24.4% for the years ended December 31, 2017 and 2016, respectively, primarily due to the Tax Cuts and Jobs Act enacted in December 2017 which resulted in a substantial decrease in our deferred tax asset due to the reduction in our corporate tax rate.  See Note 11, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act.  As shown in Note 11, Income Taxes, our effective income tax rate would have been 25.2% excluding the impacts of the Tax Cuts and Jobs Act.  Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity.”  See Note 3, Non-controlling Interest for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, Inc. (“RIHI”), decreased $2.5 million primarily due to a decrease in RMCO’s net income during the year ended December 31, 2017 compared to December 31, 2016.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $103.9 million for the year ended December 31, 2017, an increase of $9.7 million from the comparable prior year period. Adjusted EBITDA primarily increased due to $11.0 million in contributions from the 2017 and 2016 Acquired Regions, increases in broker fee revenue due to rising average home prices and changing agent mix, agent count growth, certain payroll related expenses recognized in the prior year and not recognized in the current year, July 1, 2016 fee increases in our Company-owned Regions and an increase in master franchise sales.

These increases are partially offset by higher operating expenses related to Motto, the refresh of the RE/MAX brand, litigation and a reduction in revenue recognized for preferred marketing arrangements. In addition, fee waivers granted for hurricane-impacted associates reduced Adjusted EBITDA by approximately $2.0 million.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Total Revenue

A summary of the components of our revenue for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2016	2015	$	%
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$81,197	$73,750	$7,447	10.1%
Annual dues	32,653	31,758	895	2.8%
Broker fees	37,209	32,334	4,875	15.1%
Franchise sales and other franchise revenue	25,131	25,468	(337)	(1.3)%
Brokerage revenue	112	13,558	(13,446)	(99.2)%
Total revenue	$176,302	$176,868	$(566)	(0.3)%

Consolidated revenue decreased primarily due to the sale of our owned brokerages and would have increased $11.3 million or 6.9%, after adjusting for these sales. Organic growth increased revenue 5.3%, and the acquisitions of the 2016 Acquired Regions added $2.7 million, or 1.5%. The sale of our owned brokerages negatively impacted revenue by $11.9 million or 6.7%, and the strengthening of the U.S. dollar also reduced revenue by $0.8 million or 0.4%.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily due to agent count growth in the U.S. and Canada and increases in our aggregate fee revenue per agent, which added $4.5 million. Revenue from continuing franchise fees also increased $1.5 million due to contributions from the 2016 Acquired Regions and $1.1 million as a result of a July 1, 2016 rate increase in our Company-owned Regions in the U.S. These increases were partially offset by the strengthening of the U.S. dollar compared to the Canadian dollar.

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

Brokerage Revenue

Brokerage revenue decreased due to the dispositions of owned brokerages.

Operating Expenses

A summary of the components of our operating expenses for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2016	2015	$	%
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$88,213	$91,561	$3,348	3.7%
Depreciation and amortization	16,094	15,124	(970)	(6.4)%
Loss (gain) on sale or disposition of assets, net	178	(3,397)	(3,575)	n/a
Total operating expenses	$104,485	$103,288	$(1,197)	(1.2)%
Percent of revenue	59.3%	58.4%

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2016	2015	$	%
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$42,817	$44,184	$1,367	3.1%
Professional fees	13,348	9,406	(3,942)	(41.9)%
Rent and related facility operations	8,673	11,963	3,290	27.5%
Other	23,375	26,008	2,633	10.1%
Total selling, operating and administrative expenses	$88,213	$91,561	$3,348	3.7%
Percent of revenue	50.0%	51.8%

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
•

Other selling, operating and administrative expenses decreased primarily due to the sale of our owned brokerages and expenses associated with a $2.7 million litigation judgment in 2015 related to our acquisition of the net assets of HBN, Inc., partially offset by an increase in bad debt expense in 2016 related to a preferred marketing arrangement.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to the increase in amortization expense related to the franchise agreements acquired with the acquisition of the 2016 Acquired Regions.

Loss (gain) on Sale or Disposition of Assets, Net

The decrease in the loss (gain) on sale or disposition of assets, net is due to the gains recognized for the dispositions of eighteen brokerages during 2015, offset by the loss recognized for the sale of the remaining three owned brokerages during the first quarter of 2016.

Other Expenses, Net

A summary of the components of our other expenses, net for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2016	2015	$	%
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(8,596)	$(10,413)	$1,817	17.4%
Interest income	160	178	(18)	10.1%
Foreign currency transaction losses	(86)	(1,661)	1,575	94.8%
Loss on early extinguishment of debt	(796)	(94)	(702)	n/a
Equity in earnings of investees	—	1,215	(1,215)	n/a
Total other expenses, net	$(9,318)	$(10,775)	$1,457	13.5%
Percent of revenue	5.3%	6.1%

Other expenses, net decreased primarily due to a reduction in principal balance on the 2013 Senior Secured Credit Facility as a result of the $12.7 million excess cash flow prepayment made on March 31, 2016. Foreign currency transaction losses decreased primarily due to the reduction in cash held in foreign currencies subsequent to the repatriation of cash generated from our Canadian operations that began in February 2015. Loss on early extinguishment of debt increased primarily due to the refinancing of our 2016 Senior Secured Credit Facility. Equity in earnings of investees decreased due to no longer recognizing equity in earnings of investees in 2016 due to the disposition of one of our owned brokerages on December 31, 2015.

Provision for Income Taxes

The provision for income taxes increased primarily due to the redemption of 5.2 million common units in exchange for shares of Class A common stock in the fourth quarter of 2015, which resulted in RE/MAX Holdings’ weighted average economic interest in RMCO increasing to 58.40% from 42.33% and due to the increase in RMCO’s income before the provision for income taxes. As a result of these factors, our effective income tax rate increased to 24.4% from 19.2% for the years ended December 31, 2016 and 2015, respectively.  Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interest is not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as “flow-through entity.”  See Note 3, Non-controlling Interest for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, decreased $9.5 million primarily due to the redemption of 5.2 million of common units in exchange for shares of Class A common stock by RIHI in the fourth quarter of 2015, which resulted in a decrease of the non-controlling unitholders weighted average economic interest in RMCO to 41.60% for the year ended December 31, 2016 from 57.67% for the year ended December 31, 2015. RMCO’s net income increased $0.1 million during the year ended December 31, 2016 over the prior period which also contributed to this decrease.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $94.2 million for the year ended December 31, 2016, an increase of $4.3 million from the comparable prior year period. Adjusted EBITDA primarily increased due to agent count growth, contributions from the 2016 Acquired Regions and the positive impact from foreign currency transaction gains and losses driven primarily by the repatriation of cash generated from certain of our Canadian operations that we began in February 2015. These increases were offset by a decrease in Adjusted EBITDA from the sale of our owned brokerages, an increase in bad debt expense related to a preferred marketing arrangement and costs incurred in connection with the launch of Motto.

Non-GAAP Financial Measures

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures not in accordance with U.S. GAAP, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, equity-based compensation expense, professional fees and certain expenses incurred in connection with the issuance of Class A common stock as a result of RIHI’s redemption of common units in RMCO, acquisition related expenses and other non-recurring items including the impact of the Tax Cuts and Jobs Act and the Special Committee Investigation.  During the first quarter of 2017, we revised our definition of Adjusted EBITDA to better reflect the performance of our business and comply with SEC guidance. We now adjust for equity-based compensation expense and no longer adjust for straight-line rent expense and severance related expenses. Adjusted EBITDA was revised in prior periods to reflect this change for consistency in presentation.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	these measures do not reflect changes in, or cash requirements for, our working capital needs;
•	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
•	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
•	these measures do not reflect the cash requirements to pay RIHI and Oberndorf Investments LLC (“Oberndorf” and together, the “TRA Parties”) pursuant to the TRAs;
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;

•	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
•	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income for our consolidated results for the periods presented is set forth in the following table:

	Year Ended December 31,
	2017	2016	2015
		(in thousands)
Net income	$35,179	$47,226	$50,775
Depreciation and amortization	20,512	16,094	15,124
Interest expense	9,996	8,596	10,413
Interest income	(352)	(160)	(178)
Provision for income taxes	55,576	15,273	12,030
EBITDA	120,911	87,029	88,164
Loss (gain) on sale or disposition of assets and sublease, net (1)	4,260	(171)	(3,650)
Loss on early extinguishment of debt	—	2,893	94
Equity-based compensation expense	2,900	2,330	1,453
Public offering related expenses	—	193	1,097
Acquisition related expenses (2)	5,889	1,899	2,750
Gain on reduction in TRA liability(3)	(32,736)	—	—
Special Committee Investigation costs(4)	2,634	—	—
Adjusted EBITDA (5)	$103,858	$94,173	$89,908

(1)	Represents loss (gain) on the sale or disposition of assets as well as the losses (gains) on the sublease of a portion of our corporate headquarters office building.
(2)

Acquisition related expenses include fees incurred in connection with our acquisition and integration of certain assets of Tails in October 2013, the six independent regions that were acquired during 2016 (New York, Alaska, New Jersey, Georgia, Kentucky/Tennessee and Southern Ohio), Motto and the independent region acquired during 2017 (Northern Illinois). Costs include legal, accounting and advisory fees, consulting fees for integration services, and litigation settlement and fees specific to Tails.

(3)	Gain on reduction in tax receivable agreement liability is a result of the Tax Cuts and Jobs Act enacted in December 2017. See Note 11, Income Taxes for additional information.

(4)

Special Committee Investigation costs relate to costs incurred in relation to a special committee of independent directors appointed by the Board of Directors to investigate actions of certain members of our senior management. See Note 1, Business and Organization for additional information.

(5)	Below is a reconciliation of Adjusted EBITDA as previously reported to Adjusted EBITDA as currently reported (in thousands):

	Year Ended December 31,
	2016	2015
Adjusted EBITDA as previously reported	$94,647	$91,401
Equity-based compensation expense	2,330	1,453
Straight-line rent expense (a)	(748)	(889)
Severance-related expenses (b)	(1,472)	(1,482)
Immaterial correction (c)	(584)	(575)
Adjusted EBITDA as currently reported	$94,173	$89,908

(a)	Represents the charge to record rent expense on a straight-line basis over the term of the lease arrangement taking into consideration escalation in monthly cash payments.
(b)	Includes severance and other related expenses due to organizational changes in our executive leadership.
(c)

Prior period amounts reflect an immaterial correction recorded for the years ended December 31, 2016 and 2015. See Note 18, Immaterial Corrections to Prior Period Financial Statements for additional information.

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

Financing Resources

On December 15, 2016, RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “2016 Senior Secured Credit Facility”), which amended and restated a prior credit agreement (the “2013 Senior Secured Credit Facility”). The 2016 Senior Secured Credit Facility provides to RE/MAX, LLC $235.0 million in term loans and a $10.0 million revolving facility. The proceeds provided by these term loans were used to refinance and repay existing indebtedness under the

2013 Senior Secured Credit Facility of $188.4 million and to help fund the acquisition of RE/MAX of Georgia, Inc., RE/MAX of Kentucky/Tennessee, Inc., and RE/MAX of Southern Ohio, Inc., collectively (“RE/MAX Regional Services”). See Note 5, Acquisitions and Dispositions for further information on the acquisition of RE/MAX Regional Services. See Note 9, Debt for further detail.

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

The 2016 Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the 2016 Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50.0% of excess cash flow at the end of the applicable fiscal year if RE/MAX, LLC’s total leverage ratio as defined in the 2016 Senior Secured Credit Facility is in excess of 3.25:1.00, with such percentage decreasing to zero as RE/MAX, LLC’s leverage ratio decreases below 2.75:1.00. The 2013 Senior Secured Credit Facility required RE/MAX, LLC to repay term loans with 50% of excess cash flow at the end of the applicable year if its total leverage ratio as defined therein was in excess of 2.50:1.00, with such percentage decreasing as RE/MAX, LLC’s leverage ratio decreased.

The 2016 Senior Secured Credit Facility is guaranteed by RMCO and RE/MAX of Western Canada (1998), LLC, a wholly owned subsidiary of RE/MAX, LLC, and is secured by a lien on substantially all of the assets of RMCO, RE/MAX, LLC and each guarantor.

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) London Interbank Offered Rate (“LIBOR”), provided that LIBOR shall be no less than 0.75% plus an applicable margin of 2.75% and, provided further, that LIBOR shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “Eurodollar Rate”) or (b) the greatest of (i) JPMorgan Chase Bank N.A.’s prime rate, (ii) the NYFRB Rate (as defined in the 2016 Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1%, (such greatest rate, the “ABR”) plus, in each case, the applicable margin. The applicable margin for ABR loans is 1.75%.  During 2017 interest accrued at LIBOR plus 2.75%.

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

As of December 31, 2017, we had $229.0 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our 2016 Senior Secured Credit Facility.  If any loan or other amounts are outstanding under the revolving line of credit, the 2016 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.  We received certain limited waivers and extensions related to our obligation to deliver timely financial information.

Sources and Uses of Cash

As of December 31, 2017 and 2016, we had $50.8 million and $57.6 million, respectively, in cash and cash equivalents, of which approximately $0.8 million and $11.6 million were denominated in foreign currencies, respectively.

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$63,288	$64,379	$77,358
Investing activities	(37,918)	(117,332)	1,664
Financing activities	(33,235)	228	(75,186)
Effect of exchange rate changes on cash	1,063	122	(823)
Net change in cash and cash equivalents	$(6,802)	$(52,603)	$3,013

Operating Activities

During the year ended December 31, 2017, cash provided by operating activities slightly decreased as a result of:

•	an increase of $12.0 million in cash paid pursuant to the terms of the TRAs in the current period; offset by
•	the February 2016 payment of $3.3 million to satisfy liabilities from a litigation settlement that did not recur in the current year period; and
•	an increase in Adjusted EBITDA of $9.7 million and other selling, operating and administrative activities.

During the year ended December 31, 2016, cash provided by operating activities decreased primarily as a result of:

•	the February 2016 payment of $3.3 million to satisfy liabilities from a litigation judgment that did not occur in the prior year period;
•	the $1.3 million payment pursuant to the TRAs that did not occur in the prior year period; and
•	an increase of $6.1 million in cash paid for income taxes as a result of changes in our ownership structure and timing of our U.S. federal tax payments.

Investing Activities

During the year ended December 31, 2017, cash used in investing activities decreased primarily as a result of the 2016 acquisitions of Motto and the 2016 Acquired Regions in 2016 as well as a reduction in the investments in our information technology infrastructure, partially offset by the acquisition of RE/MAX of Northern Illinois in 2017.

During the year ended December 31, 2016, cash used in investing activities increased primarily as a result of the $112.9 million for the acquisitions of the 2016 Acquired Regions and Motto.

Financing Activities

During the year ended December 31, 2017, cash used in financing activities increased as a result of:

•	net cash proceeds of $44.0 million received in 2016 in connection with the 2016 Senior Secured Credit facility;
•

a decrease of $12.7 million due to the excess cash flow prepayment made on the 2013 Senior Secured Credit Facility in March 2016 for which a similar payment was not made in 2017 pursuant to the revised terms of the 2016 Senior Secured Credit Facility, partially offset by

•

an increase of $1.5 million in cash paid to Class A common stockholders and non-controlling unitholders due to our Board of Directors declaring a quarterly dividend of $0.18 per share on all outstanding shares of Class A common stock in 2017 compared to a quarterly dividend of $0.15 per share on all outstanding shares of Class A common stock in 2016.

During the year ended December 31, 2016, cash provided by financing activities increased as a result of:

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

Acquisition of Businesses

As part of our growth strategy we may pursue reacquisitions of master franchise rights in Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets or customers, leverage our leadership position in the industry or otherwise complement our existing operations. We would fund any such growth with existing cash balances, funds generated from operations and access to our revolving line of credit and incremental facilities under our 2016 Senior Secured Credit Facility. In 2017, we acquired the Northern Illinois Region for $35.7 million and funded the acquisition with existing cash balances.

Capital Expenditures

The total aggregate amount paid for purchases of property, equipment and software was $2.1 million, $4.4 million and $3.5 million in 2017, 2016 and 2015, respectively. Amounts paid for purchases of property, equipment and software primarily related to investments in our information technology infrastructure and leasehold improvements. In order to expand our technological capabilities, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees and agents in our network. Total capital expenditures for 2018 are expected to be between $5.0 million and $6.0 million.

Dividends

Our Board of Directors declared quarterly cash dividends of $0.18 and $0.15 per share on all outstanding shares of Class A common stock every quarter in 2017 and 2016, respectively, as disclosed in Note 4, Earnings Per Share and Dividends. On February 21, 2018, our Board of Directors declared a quarterly cash dividend of $0.20 per share on all outstanding shares of Class A common stock, which is payable on March 21, 2018 to stockholders of record at the close of business on March 7, 2018. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions by RMCO

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

RE/MAX Holdings’ only source of cash flow from operations is in the form of distributions from RMCO. RE/MAX Holdings receives distributions from RMCO on a quarterly basis that are equal to the dividend payments RE/MAX Holdings makes to the stockholders of its Class A common stock. As a result, absent any additional distributions, RE/MAX Holdings may have insufficient funds to cover its estimated tax and TRA liabilities. Therefore, as necessary, RMCO makes a separate distribution to RE/MAX Holdings, and because all distributions must be made on a pro-rata basis, RIHI receives a separate payment to ensure such pro-rata distributions have occurred.

Throughout the year until completion of its tax return with respect to such year, RMCO may pay required or pro-rata true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. See Note 3, Non-controlling Interest for further details on distributions made by RMCO.

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2017, the Company reflected a total liability of $53.2 million under the terms of these TRAs.  The liability pursuant to the TRAs will increase in the future upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. We receive funding from RMCO in order to fund the payment of amounts due under the TRAs.

Distributions by RMCO to non-controlling unitholders and payments pursuant to the TRAs in the years ended December 31, 2017 and 2016 were comprised of the following (in thousands):

	Year Ended
	December 31,
	2017	2016
Distributions and other payments pursuant to the New RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$8,217	$10,391
Dividend distributions	9,043	7,536
Total distributions to RIHI	17,260	17,927
Payments pursuant to the TRAs	13,371	1,344
Total distributions to RIHI and TRA payments	$30,631	$19,271

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Long-term debt (including current portion) (1) (2)	$232,063	$2,350	$4,700	$4,700	$220,313
Interest payments on debt facilities (3)	60,497	10,415	20,540	20,088	9,454
Lease obligations (4)	88,216	7,822	15,862	16,046	48,486
Payments pursuant to tax receivable agreements (5)	53,175	6,252	8,058	8,227	30,638
	$433,951	$26,839	$49,160	$49,061	$308,891

(1)

We are required to make quarterly principal payments on our 2016 Senior Secured Credit Facility of $0.6 million through December 2023. We have also reflected full payment of long-term debt at maturity of our 2016 Senior Secured Credit Facility in December 2023. The total amount excludes the unamortized discount.

(2)

The 2016 Senior Secured Credit Facility only requires mandatory prepayments and commitment reductions throughout the term of the loan if the total leverage ratio as of the last day of such fiscal year is greater than 2.75 to 1.0. If the total leverage ratio as of the last day of such fiscal year is not greater than 2.75 to 1.0 no excess cash flow principal prepayment is required. No excess cash flow principal prepayments are included as our total leverage ratio as of December 31, 2017 was not greater than 2.75 to 1.0 and we don’t anticipate our total leverage ratio to be greater than 2.75 to 1.0 in future periods.

(3)

The interest payments in the above table are determined assuming that principal payments on debt are made on their applicable maturity dates. The variable interest rate on the 2016 Senior Secured Credit Facility is assumed at the interest rate in effect as of December 31, 2017 of 4.44%.

(4)

We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $6.6 million in the aggregate, are included in the table above.

(5)

As described elsewhere in this Annual Report on Form 10-K, we entered into TRAs, that will provide for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of tax deductions arising from the increase in tax basis in RMCO’s assets.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of December 31, 2017.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies. We believe that the accounting policies and estimates discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Goodwill

Goodwill is an asset representing the future economic benefits arising from the other assets acquired in a business combination that are not individually identified and separately recognized. We assess goodwill for impairment at least annually or whenever an event occurs or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results. We perform our required impairment testing annually on August 31.

Our impairment assessment begins with a qualitative assessment to determine if it is more likely than not that a reporting unit’s fair value is less than the carrying amount. The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results as well as other factors which might indicate that the reporting unit’s value has declined since the last assessment date. If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the standard two-step quantitative impairment test is performed. The first step of the quantitative impairment test consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. If the first step of the quantitative impairment test indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step of the quantitative impairment test is performed to measure the amount of goodwill impairment. Goodwill impairment is measured as the difference between the implied fair value of a reporting unit’s goodwill and its carrying value.

During 2017, 2016 and 2015, we performed the qualitative impairment assessment by evaluating, among other things, market and general economic conditions, entity-specific events, events affecting a reporting unit and our results of operations and key performance measures.

The carrying value of goodwill as of December 31, 2017 was $135.2 million, which represented approximately 33.3% of our consolidated assets. Except for Motto, the fair value of our reporting units significantly exceeded their carrying values at our latest assessment date.  Motto, which has a carrying value of goodwill as of December 31, 2017 of $11.8 million, is a startup business and its fair value is tied primarily to franchise sales over the next several years. Failure to achieve targeted franchise sales would result in an impairment of this goodwill balance.

We did not record any material goodwill impairments during the years ended December 31, 2017, 2016 and 2015.

Franchise Agreements and Other Intangible Assets

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

Disruptions to contractual relationships or other issues significantly impacting the future cash flows associated with our franchise agreements and other intangible assets would cause us to evaluate their recoverability. If an event described above occurs and causes us to determine that an asset has been impaired, that could result in an impairment charge. The net carrying value of our franchise agreements and other intangible assets as of December 31, 2017 was $119.3 million and $8.5 million, respectively. We have not recorded any impairment charges during the years ended December 31, 2017, 2016 and 2015.

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

We engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets, primarily franchise rights. The timing and amount of expected future cash flows used in the valuation requires estimates, among other items, of revenue and agent growth rates, operating expenses and expected operating cash flow margins. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties.  We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period of one year or less as we finalize valuations for the assets acquired and liabilities assumed. If estimates or assumptions used to complete the initial purchase price allocation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made in the final valuation, the allocation of purchase price between goodwill and intangibles could significantly differ. Such a difference would impact future earnings through amortization expense of these intangibles. In addition, if forecasts supporting the valuation of the intangible assets or goodwill are not achieved, impairments could arise, as discussed further in “Goodwill” and “Franchise Agreements and Other Intangible Assets” above.

Contingent Consideration

Contingent consideration consists of an earn-out obligation in connection with the acquisition of Full House, in which we are required to pay additional purchase consideration totaling eight percent of gross revenues generated by the acquired business each year for the first ten years subsequent to the acquisition with no limitation as to the maximum payout. Contingent consideration is recorded at the acquisition date fair value, which is measured at the present value of the consideration expected to be transferred. The fair value of contingent consideration is re-measured at the end of each reporting period with the change in fair value recognized in selling, operating and administrative expenses in the Consolidated Statements of Income. Estimates of the fair value of contingent consideration are impacted by the timing and amount of franchise sales, discount rates and credit risk. Contingent consideration obligations were $6.6 million at December 31, 2017, with $0.3 million classified as current in our Consolidated Balance Sheets.

Deferred Tax Assets and TRA Liability

As discussed in Item 1. Business, RE/MAX Holdings has twice acquired significant portions of the ownership in RMCO. When RE/MAX Holdings acquired these common units, it received a significant step-up in tax basis on the underlying assets held by RMCO. The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired. The majority of the step-up in basis relates to intangibles assets, primarily franchise agreements and goodwill, and is included within deferred tax assets of approximately $59.2 million on our consolidated balance sheets at December 31, 2017. The computation of the step-up requires valuations of the intangible assets of RMCO and has the same complexities and estimates as discussed in Purchase Accounting for Acquisitions above. In addition, the step-up is governed by complex IRS rules that limit which intangibles are subject to step-up, and also imposes further limits on the amount of step-up. Given the magnitude of the deferred tax assets and complexity of the calculations, small adjustments to our model used to calculate these deferred tax assets can result in material changes to the amounts recognized. If more common units of RMCO are redeemed by RIHI, the percentage of RE/MAX Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur.

Pursuant to the TRA agreements, RE/MAX Holdings makes annual payments to RIHI and Oberndorf Investments LLC (a successor to the other previous owner of RMCO) equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. A TRA liability of $53.2 million exists as of December 31, 2017 for the future cash obligations expected to be paid under the TRAs and is not discounted. The calculation of this liability is a function of the step-up described above and therefore has the same complexities and estimates. Similar to the deferred tax assets, these liabilities would increase if RIHI redeems additional common units of RMCO.

General Litigation Matters

We are subject to litigation claims arising in the ordinary course of business. We accrue for contingencies related to litigation matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing litigation matters is highly subjective and requires judgments about future events. We regularly review litigation matters to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates. See Note 14, Commitments and Contingencies for more information related to litigation matters.

New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities that arise from all leases on the consolidated balances sheets. ASU 2016-02 is required to be adopted by us on January 1, 2019. Early adoption is permitted in any interim or annual reporting period. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We have not yet determined the effect of the standard on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent amendments, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We adopted this standard on January 1, 2018. We will use the modified retrospective transition method, which will result in restating each prior reporting period presented, fiscal years 2016 and 2017, in the year of adoption. Additionally, a cumulative effect adjustment will be recorded to the opening balance sheet as of the first day of fiscal year 2016, the earliest period presented.  The adoption of the new guidance will change the timing of recognition of franchise sales and franchise renewal revenue. Currently, we recognize revenue upon completion of a sale or renewal. Under the new guidance, franchise sales and renewal revenue, which are included in “Franchise Sales and Other Franchise Revenue” in the Consolidated Statements of Income, will be recognized over the contractual term of the franchise agreement.  The impact to both “Franchise Sales and Other Franchise Revenue” and “Operating Income” in the Consolidated Statements of Income for 2017 from this change will be a decrease of less than $2.0 million.  However, the Consolidated Balance Sheet as of December 31, 2017 will be adjusted in the first quarter of 2018 to reflect an increase in “Deferred revenue and deposits” of approximately $26.0 million.  The commissions related to franchise sales will be recorded as a contract asset and be recognized over the contractual term of the franchise agreement. Currently, we expense the commissions upon franchise sale completion. The impact from this change to “Selling, operating and administrative expenses” and “Operating Income” in the Consolidated Statements of Income for 2017 is immaterial and the Consolidated Balance Sheet as of December 31, 2017 will be adjusted in the first quarter of 2018 to reflect an increase in “Total assets” of approximately $4.0 million.  We do not expect the adoption of the standard to have a material impact on other revenue streams.

Other than the items noted above, there have been no new accounting pronouncements not yet effective that we believe have a significant impact, or potential significant impact, to our consolidated financial statements.

See Note 2, Summary of Significant Accounting Policies for recently issued accounting pronouncements applicable to us and the effect of those standards on our consolidated financial statements and related disclosures.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2016 Senior Secured Credit Facility which bear interest at variable rates. At December 31, 2017, $229.0 million in term loans were outstanding under our 2016 Senior Secured Credit Facility, net of an unamortized discount and issuance costs. As of December 31, 2017, the undrawn borrowing availability under the revolving line of credit under our 2016 Senior Secured Credit Facility was $10.0 million. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our 2016 Senior Secured Credit Facility entered into in December 2016 is currently based on 3-month LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. An interest rate floor of 1.75% is specified within the definition sections of the credit agreement. Based on the LIBOR rate in effect at December 31, 2017, the interest rate was 4.44%. If LIBOR rises, then each hypothetical 1/8% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of global franchisees in over 100 countries and territories. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses, with the Canadian dollar representing the most significant exposure.  We had foreign currency transaction gains of approximately $0.2 million during the year ended December 31, 2017 and foreign currency losses of approximately $0.1 million and $1.7 million during the years ended December 31, 2016 and 2015, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future.  We repatriate cash generated by certain of our Canadian operations to the U.S. on a regular basis and expect to continue to do so prospectively. During the year ended December 31, 2017, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $1.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RE/MAX Holdings, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Denver, Colorado

March 15, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited RE/MAX Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2018 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that there was a material weakness because the Company did not have an effective risk assessment process to identify and assess the financial reporting risks related to benefits provided by principal stockholders and, therefore, did not have effective controls and training of personnel over the identification and communication of related party transactions to financial reporting personnel, management, and the Board, as appropriate, to identify and evaluate recognition, measurement and disclosure of such transactions. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Denver, Colorado
March 15, 2018

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$50,807	$57,609
Accounts and notes receivable, current portion, net	21,304	19,419
Income taxes receivable	870	—
Other current assets	6,924	4,186
Total current assets	79,905	81,214
Property and equipment, net	2,905	2,691
Franchise agreements, net	119,349	109,140
Other intangible assets, net	8,476	9,811
Goodwill	135,213	126,633
Deferred tax assets, net	59,151	105,770
Other assets, net of current portion	1,563	1,894
Total assets	$406,562	$437,153
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$517	$1,000
Accrued liabilities	15,390	13,268
Income taxes payable	133	379
Deferred revenue and deposits	18,918	16,306
Current portion of debt	2,350	2,350
Current portion of payable pursuant to tax receivable agreements	6,252	13,235
Total current liabilities	43,560	46,538
Debt, net of current portion	226,636	228,470
Payable pursuant to tax receivable agreements, net of current portion	46,923	85,574
Deferred tax liabilities, net	151	133
Other liabilities, net of current portion	19,897	15,729
Total liabilities	337,167	376,444
Commitments and contingencies (note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,696,991 shares issued and outstanding as of December 31, 2017; 17,652,548 shares issued and outstanding as of December 31, 2016	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	451,199	448,713
Retained earnings	16,027	16,005
Accumulated other comprehensive income (loss), net of tax	515	(28)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	467,743	464,692
Non-controlling interest	(398,348)	(403,983)
Total stockholders' equity	69,395	60,709
Total liabilities and stockholders' equity	$406,562	$437,153

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Continuing franchise fees	$93,694	$81,197	$73,750
Annual dues	33,767	32,653	31,758
Broker fees	43,801	37,209	32,334
Franchise sales and other franchise revenue	24,667	25,131	25,468
Brokerage revenue	—	112	13,558
Total revenue	195,929	176,302	176,868
Operating expenses:
Selling, operating and administrative expenses	107,268	88,213	91,561
Depreciation and amortization	20,512	16,094	15,124
Loss (gain) on sale or disposition of assets, net	660	178	(3,397)
Gain on reduction in tax receivable agreement liability (note 11)	(32,736)	—	—
Total operating expenses	95,704	104,485	103,288
Operating income	100,225	71,817	73,580
Other expenses, net:
Interest expense	(9,996)	(8,596)	(10,413)
Interest income	352	160	178
Foreign currency transaction gains (losses)	174	(86)	(1,661)
Loss on early extinguishment of debt	—	(796)	(94)
Equity in earnings of investees	—	—	1,215
Total other expenses, net	(9,470)	(9,318)	(10,775)
Income before provision for income taxes	90,755	62,499	62,805
Provision for income taxes	(55,576)	(15,273)	(12,030)
Net income	$35,179	$47,226	$50,775
Less: net income attributable to non-controlling interest (note 3)	22,364	24,830	34,363
Net income attributable to RE/MAX Holdings, Inc.	$12,815	$22,396	$16,412

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.72	$1.27	$1.30
Diluted	$0.72	$1.27	$1.28
Weighted average shares of Class A common stock outstanding
Basic	17,688,533	17,628,741	12,671,051
Diluted	17,731,800	17,677,768	12,829,214
Cash dividends declared per share of Class A common stock	$0.72	$0.60	$2.00

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$35,179	$47,226	$50,775
Change in cumulative translation adjustment	1,074	165	(1,289)
Other comprehensive income (loss), net of tax	1,074	165	(1,289)
Comprehensive income	36,253	47,391	49,486
Less: comprehensive income attributable to non-controlling interest	22,895	24,918	34,065
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$13,358	$22,473	$15,421

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

 (In thousands, except unit and share amounts)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2015	11,768,041	$1	1	$—	$242,435	$11,822	$886	$(215,861)	$39,283
Net income	—	—	—	—	—	16,412	—	34,363	50,775
Distributions paid to non-controlling unitholders	—	—	—	—	—	—	—	(42,827)	(42,827)
Equity-based compensation expense	—	—	—	—	1,453	—	—	—	1,453
Dividends paid to Class A common stockholders	—	—	—	—	—	(24,003)	—	—	(24,003)
Change in accumulated other comprehensive (loss) income	—	—	—	—	—	—	(991)	(298)	(1,289)
Excess tax benefit realized on exercise of stock options and delivery of vested restricted stock units	—	—	—	—	2,770	—	—	—	2,770
Cancellation of vested restricted stock units to satisfy statutory tax withholding requirements	(8,873)	—	—	—	(327)	—	—	—	(327)
Issuance of Class A common stock, equity-based compensation plans	650,183	—	—	—	2,248	—	—	—	2,248
Secondary Offering Transactions:
Issuance of Class A common stock, net of underwriters discount and expenses	5,175,000	1	—	—	186,299	—	—	(186,300)	—
Equity effect of establishment of payable pursuant to tax receivable agreements	—	—	—	—	(33,018)	—	—	—	(33,018)
Equity effect of step-up in tax basis and share of RE/MAX Holdings' inside tax basis	—	—	—	—	43,774	—	—	—	43,774
Other	—	—	—	—	575	—	—	—	575
Balances, December 31, 2015	17,584,351	$2	1	$—	$446,209	$4,231	$(105)	$(410,923)	$39,414
Net income	—	—	—	—	—	22,396	—	24,830	47,226
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(17,927)	(17,927)
Equity-based compensation expense and related dividend equivalents	—	—	—	—	2,330	—	—	—	2,330
Dividends to Class A common stockholders	—	—	—	—	—	(10,578)	—	—	(10,578)
Change in accumulated other comprehensive income	—	—	—	—	—	—	77	88	165
Payroll taxes related to net settled restricted stock units	(13,639)	—	—	—	(516)	—	—	—	(516)
Issuance of Class A common stock, equity-based compensation plans	81,836	—	—	—	101	—	—	—	101
Cumulative effect adjustment from change in accounting principle	—	—	—	—	123	(44)	—	(51)	28
Other	—	—	—	—	466	—	—	—	466
Balances, December 31, 2016	17,652,548	$2	1	$—	$448,713	$16,005	$(28)	$(403,983)	$60,709
Net income	—	—	—	—	—	12,815	—	22,364	35,179
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(17,260)	(17,260)
Equity-based compensation expense and related dividend equivalents	58,426	—	—	—	2,900	(53)	—	—	2,847
Dividends to Class A common stockholders	—	—	—	—	—	(12,740)	—	—	(12,740)
Change in accumulated other comprehensive income	—	—	—	—	—	—	543	531	1,074
Payroll taxes related to net settled restricted stock units	(13,983)	—	—	—	(816)	—	—	—	(816)
Other	—	—	—	—	402	—	—	—	402
Balances, December 31, 2017	17,696,991	$2	1	$—	$451,199	$16,027	$515	$(398,348)	$69,395

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$35,179	$47,226	$50,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,512	16,094	15,124
Bad debt expense	1,109	1,195	433
Loss (gain) on sale or disposition of assets and sublease, net	4,260	(171)	(3,650)
Loss on early extinguishment of debt	—	796	94
Equity in earnings of investees	—	—	(1,215)
Distributions received from equity investees	—	—	1,178
Equity-based compensation expense	2,900	2,330	1,453
Deferred income tax expense	46,494	3,473	2,531
Fair value adjustments to contingent consideration	180	100	—
Payments pursuant to tax receivable agreements	(13,371)	(1,344)	—
Non-cash change in tax receivable agreement liability	(32,736)	—	—
Other	1,145	1,029	1,014
Changes in operating assets and liabilities
Accounts and notes receivable, current portion	(2,924)	(3,841)	(999)
Advances from/to affiliates	(106)	71	(771)
Other current and noncurrent assets	(2,414)	362	502
Other current and noncurrent liabilities	1,583	(2,616)	7,253
Income taxes receivable/payable	(1,133)	(71)	2,770
Deferred revenue and deposits, current portion	2,610	(254)	866
Net cash provided by operating activities	63,288	64,379	77,358
Cash flows from investing activities:
Purchases of property, equipment and software and capitalization of trademark costs	(2,198)	(4,502)	(3,628)
Acquisitions, net of cash acquired of $0, $131 and $0, respectively	(35,720)	(112,934)	—
Dispositions	—	200	5,650
Other investing activity, net	—	(96)	(358)
Net cash (used in) provided by investing activities	(37,918)	(117,332)	1,664
Cash flows from financing activities:
Proceeds from issuance of debt, net	—	233,825	—
Payments on debt	(2,366)	(203,298)	(9,722)
Capitalized debt amendment costs	—	(1,379)	(555)
Distributions paid to non-controlling unitholders	(17,260)	(17,927)	(42,827)
Dividends and dividend equivalents paid to Class A common stockholders	(12,793)	(10,578)	(24,003)
Proceeds from exercise of stock options	—	101	2,248
Payment of payroll taxes related to net settled restricted stock units	(816)	(516)	(327)
Net cash (used in) provided by financing activities	(33,235)	228	(75,186)
Effect of exchange rate changes on cash	1,063	122	(823)
Net (decrease) increase in cash and cash equivalents	(6,802)	(52,603)	3,013
Cash and cash equivalents, beginning of year	57,609	110,212	107,199
Cash and cash equivalents, end of period	$50,807	$57,609	$110,212
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,972	$7,797	$9,319
Net cash paid for income taxes	$10,078	$11,912	$5,841
Schedule of non-cash investing and financing activities:
Establishment of amounts payable under tax receivable agreements	—	—	33,018
Establishment of deferred tax assets	—	—	43,774
Note receivable received as consideration for sale of brokerage operations assets	$—	$150	$851
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	$295	$150	$667
Contingent consideration issued in a business acquisition	$—	$6,300	$—

See accompanying notes to consolidated financial statements.

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of its shares of Class A common stock. RE/MAX Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of December 31, 2017, RE/MAX Holdings owns 58.49% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.51% of common membership units in RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). RE/MAX, founded in 1973, has over 115,000 agents operating in over 7,000 offices located in more than 100 countries and territories. Motto, founded in 2016, is the first nationally franchised mortgage brokerage in the U.S. The Company sold certain operating assets and liabilities of its owned brokerage offices during 2015 and the first quarter of 2016 to existing RE/MAX franchisees. (See Note 5, Acquisitions and Dispositions). Since then, the Company is 100% franchised, no longer operates any real estate brokerage offices and no longer recognizes brokerage revenue (which consisted of fees assessed by the Company’s owned brokerages for services provided to their affiliated real estate agents).

The Company’s revenue is derived as follows:

•

Continuing franchise fees which consist of fixed contractual fees paid monthly by regional franchise owners and franchisees based on the number of RE/MAX agents in the respective franchised region or office and the number of Motto offices (no significant continuing franchise fees were generated by Motto during the periods presented);

•	Annual dues from RE/MAX agents;
•	Broker fees, which consist of fees paid on real estate commissions when an agent sells a home;
•

Franchise sales and other franchise revenue which consist of fees from initial sales of RE/MAX and Motto franchises, renewals of RE/MAX franchises, master franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs; and

•	Brokerage revenue prior to the sale of the Company’s brokerage offices in January 2016.

RE/MAX Holdings Capital Structure

RE/MAX Holdings has two classes of common stock, Class A common stock and Class B common stock, which are described as follows:

Class A common stock

Holders of shares of Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Additionally, holders of shares of Class A common stock are entitled to receive dividends when and if declared by the Company’s Board of Directors, subject to any statutory or contractual restrictions on the payment of dividends.

Holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

Class B common stock

RIHI is the sole holder of Class B common stock and is controlled by David Liniger, the Company’s Chairman and Co-Founder, and Gail Liniger, the Company’s Vice Chair and Co-Founder. The holder of Class B common stock is entitled to two votes for each Common Unit in RMCO held by the holder, without regard to the number of shares of Class B common stock held. Accordingly, Common Unitholders of RMCO collectively have a number of votes in RE/MAX Holdings that is equal to two times the aggregate number of Common Units that they hold.

The voting rights of the Class B common stock will be reduced to one times the aggregate number of RMCO Common

Units held after any of the following events: (i) October 7, 2018; (ii) the death of David Liniger, the Company’s Chairman and Co-Founder; or (iii) at such time as RIHI’s ownership of RMCO Common Units falls below 30% of the number of RMCO common units held by RIHI immediately after the IPO. Additionally, if any Common Units of RMCO are validly transferred in accordance with the terms of the New RMCO, LLC Agreement, the voting rights of the corresponding shares of Class B common stock transferred will also be reduced to one times the aggregate number of RMCO Common Units held by such transferee, unless the transferee is David Liniger.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and notes thereto included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2017 and 2016, the results of its operations and comprehensive income, changes in its stockholders’ equity and its cash flows for the years ended December 31, 2017, 2016 and 2015.

During 2017 and 2016, the Company completed the acquisitions of various independent regions. Their results of operations, cash flows and financial positions are included in the consolidated financial statements from their respective dates of acquisition. See Note 5, Acquisitions and Dispositions for additional information.

Reclassifications

Certain items in the accompanying consolidated financial statements as of and for the years ended December 31, 2016 and 2015 have been reclassified to conform to the current year’s presentation. These reclassifications did not affect the Company’s consolidated results of operations.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas in which management uses assumptions include, among other things, the allowance for doubtful accounts, the estimated lives of intangible assets, amounts accrued for litigation matters, the fair value of assets acquired and liabilities assumed in business combinations, the accounting for income taxes, the fair value of reporting units used in the annual assessment of goodwill, the fair value of the contingent consideration and the amounts due to RIHI and Oberndorf Investments LLC (“Oberndorf”) pursuant to the terms of the tax receivable agreements (the “TRAs”) discussed in more detail in Note 3, Non-controlling Interest. Actual results could differ from those estimates.

Principles of Consolidation

As of December 31, 2017, RE/MAX Holdings owns 58.49% of the common membership units in RMCO, and, as its managing member, RE/MAX Holdings controls RMCO’s operations, management and activities. As a result, RE/MAX Holdings consolidates RMCO and records a non-controlling interest in the accompanying Consolidated Balance Sheets and records net income attributable to the non-controlling interest and comprehensive income attributable to the non-controlling interest in the accompanying Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively.

Segment Reporting

Since the first quarter of 2016, the Company has operated in one reportable segment, Real Estate Franchise Services. The Company launched Motto in October 2016, and, while we operate through both RE/MAX and Motto as of December 31, 2017, due to the immateriality of revenue earned by Motto, we disclose only one reportable segment.

Revenue Recognition

The Company generates revenue from continuing franchise fees, annual dues, broker fees, franchise sales and other franchise revenue and, through January 2016, brokerage revenue. Revenue is recognized when there is persuasive evidence of an arrangement, the service has been rendered, the price is fixed or determinable and collection of the fees is reasonably assured.

Continuing Franchise Fees

The Company provides an ongoing trademark license, operational, training and administrative services and systems to franchisees, which include technology and tools designed to help the Company’s franchisees attract new or retain existing agents.  In addition, training, technology and other tools are provided to the agents within the network to enable them to enhance the service provided to home buyers and sellers.  RE/MAX continuing franchise fees principally consists of fixed fees earned monthly from franchisees on a per agent basis.  Motto continuing franchise fees are fixed contractual fees paid monthly by Motto franchisees.  Revenue from continuing franchise fees is recognized in income when it is earned and becomes due and payable, as stipulated in the related franchise agreements.

Annual Dues

Annual dues revenue represents amounts assessed to agents for membership affiliation in the RE/MAX network. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the 12-month period to which it relates. As of December 31, 2017 and 2016, the Company had deferred annual dues revenue totaling approximately $15.3 million and $14.2 million, respectively. Loan originators employed by Motto franchisees do not pay annual dues.

The activity in the Company’s annual dues deferred revenue consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized	Balance at end of period
Year ended December 31, 2017	$14,227	$34,837	$(33,767)	$15,297
Year ended December 31, 2016	$13,106	$33,774	$(32,653)	$14,227
Year ended December 31, 2015	$12,912	$31,952	$(31,758)	$13,106

Broker Fees

Revenue from broker fees represents fees received from the Company’s franchise offices that are primarily based on a percentage of agents’ gross commission income. Revenue from broker fees is determined upon close of the home-sale transaction and recognized as revenue when the fees become due and payable, as stipulated in the related franchise agreements. Agents in certain regions existing prior to 2004, the year the Company began assessing broker fees, are generally “grandfathered” and continue to be exempt from paying a broker fee. As of December 31, 2017 grandfathered agents represented approximately 20% of total U.S. Company-owned agents. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

Franchise Sales and Other Franchise Revenue

Franchise sales and other franchise revenue is primarily comprised of revenue from the sale or renewal of franchises, as well as other revenue including revenue from preferred marketing arrangements and with approved suppliers, and registration revenue from conventions held for agents and broker owners in the RE/MAX network.

Upon the sale of a franchise, the Company recognizes revenue from franchise sales when it has no significant continuing operational obligations, substantially all of the initial services have been performed by the Company and other conditions affecting consummation of the sale have been met. In the event the franchisee fails to perform under the franchise agreement or defaults on the purchase obligations, the Company has the right to reacquire the franchise and to resell or operate that specific franchise. Franchise sales revenue recognized during the years ended December 31, 2017, 2016 and 2015 was $10.8 million, $8.8 million and $9.7 million, respectively.

Brokerage Revenue

As discussed in Note 5, Acquisitions and Dispositions the Company sold certain operating assets and liabilities of brokerage offices during 2015 and the first quarter of 2016 and, subsequent thereto, no longer operates any real estate brokerage offices and no longer recognizes brokerage revenue. Prior to the sale of the Company’s brokerage offices, brokerage revenue principally represented fees assessed by the Company-owned brokerages for services provided to their affiliated real estate agents. Because the independent contractors in the Company-owned brokerage offices operated as agents in a real estate transaction, the commissions earned and the related commission expenses paid to the agents were recorded on a net basis.

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses primarily consist of personnel costs, including salaries, benefits, payroll taxes and other compensation expenses, professional fees, rent and related facility operations expense, as well as expenses for marketing, expanding and supporting the Company’s franchise and, through January 2016, brokerage operations.

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

Accounts and Notes Receivable

Accounts receivable from the Company’s franchise operations are recorded at the time the Company bills under the terms of the franchise agreements and other contractual arrangements and do not bear interest. The Company provides limited financing of certain franchise sales through the issuance of notes receivable that either bear interest at a rate of prime plus 2% or at a stated amount, which is fixed at the inception of the note with the associated earnings recorded in “Interest income” in the accompanying Consolidated Statements of Income. Amounts collected on notes receivable are included in “Net cash provided by operating activities” in the accompanying Consolidated Statements of Cash Flows.

In circumstances where the Company has the contractual right to bill its franchisees, but where collectability is not sufficiently assured, the Company records a receivable and deferred revenue, which amounted to $1.2 and $1.0 million as of December 31, 2017 and 2016, respectively.

The Company records allowances against its accounts and notes receivable balances for estimated probable losses. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables and are included as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. The allowance for doubtful accounts and notes receivable are the Company’s best estimate of the amount of probable credit losses, and is based on historical experience, industry and general economic conditions, and the attributes of specific accounts.

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

		Additions/charges
	Balance at	to cost and expense for
	beginning of period	allowances for doubtful accounts	Deductions/write-offs	Balance at end of period
Year ended December 31, 2017	$5,535	$1,159	$(491)	$6,203
Year ended December 31, 2016	$4,483	$1,325	$(273)	$5,535
Year ended December 31, 2015	$4,495	$353	$(365)	$4,483

For the years ended December 31, 2017, 2016 and 2015, bad debt expense related to trade accounts and notes receivable was $1.1 million, $1.2 million and $0.4 million, respectively, and is reflected in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

Accumulated Other Comprehensive Income (Loss), Foreign Operations and Foreign Currency Translation

Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with stockholders and is comprised of foreign currency translation adjustments.

As of December 31, 2017, the Company, directly and through its franchisees, conducted operations in over 100 countries and territories, including the U.S. and Canada.

The functional currency for the Company’s domestic operations is the U.S. dollar and for its Canadian subsidiary is the Canadian Dollar. Assets and liabilities of the Canadian subsidiary are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of income and cash flows are translated at the average exchange rates in effect during the applicable period. Exchange rate fluctuations on translating consolidated foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a component of “Accumulated other comprehensive income,” a separate component of stockholders’ equity, and periodic changes are included in comprehensive income. When the Company sells a part or all of its investment in a foreign entity resulting in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, it releases any related cumulative translation adjustment into net income.

Foreign currency denominated monetary assets and liabilities and transactions occurring in currencies other than the Company’s or the Company’s consolidated foreign subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the accompanying Consolidated Balance Sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in the accompanying Consolidated Statements of Income as “Foreign currency transaction gains (losses).”

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

Franchise Agreements and Other Intangible Assets

The Company’s franchise agreements result from franchise rights acquired from Independent Region acquisitions and are initially recorded at fair value. The Company amortizes the franchise agreements over their estimated useful life on a straight-line basis.

The Company also purchases and develops software for internal use. Software development costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. Costs incurred during the preliminary project and post-implementation-operation stages are expensed as incurred. Software development costs are generally amortized over a term of three to five years. Purchased software licenses are amortized over their estimated useful lives.

In addition, the Company owns the principal trademarks, service marks and trade names that it uses in conjunction with operating its business. These intangible assets increase when the Company pays to file trademark applications in the U.S. and certain other jurisdictions globally. The Company’s trademarks are amortized on a straight-line basis over their estimated useful lives.

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from such asset. If not recoverable, the excess of the carrying amount of an asset over its estimated discounted cash flows would be charged to operations as an impairment loss. For each of the years ended December 31, 2017, 2016 and 2015, there were no impairments indicated for such assets.

Goodwill

Goodwill is an asset representing the future economic benefits arising from the other assets acquired in a business combination that are not individually identified and separately recognized. The Company assesses goodwill for impairment at least annually or whenever an event occurs or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results. The Company performs its required impairment testing annually on August 31.

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

During 2017, 2016 and 2015, the Company performed the qualitative impairment assessment for all of its reporting units by evaluating, among other things, market and general economic conditions, entity-specific events, events affecting a reporting unit and the Company’s results of operations and key performance measures. Except for Motto, the fair value of our reporting units significantly exceeded their carrying values at our latest assessment date. Motto is a startup business and its fair value is tied primarily to franchise sales over the next several years. Failure to achieve targeted franchise sales would result in an impairment of this goodwill balance.

The Company did not record any goodwill impairments during the years ended December 31, 2017, 2016 and 2015.

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

RMCO complies with the requirements of the Internal Revenue Code that are applicable to limited liability companies that have elected to be treated as partnerships, which allow for the complete pass-through of taxable income or losses to RMCO’s unitholders, who are individually responsible for any federal tax consequences. Provision for Income Taxes includes the federal income tax obligation related to RE/MAX Holdings’ allocated portion of RMCO’s income. RMCO is subject to certain state and local taxes, and its global subsidiaries are subject to tax in certain jurisdictions.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Equity-Based Compensation

The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. All equity-based compensation is required to be measured at fair value on the grant date, is expensed over the requisite service, generally over a three-year period, and forfeitures are accounted for as they occur. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Refer to Note 12, Equity-Based Compensation for additional discussion regarding details of the Company’s equity-based compensation plans.

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

Also in January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim reporting periods within those years, beginning January 1, 2018 for the Company and is required to be adopted using a prospective approach. Early adoption is permitted for transactions not previously reported in issued financial statements. The Company will determine the effect of the standard on its consolidated financial statements and related disclosures based on the facts and circumstances of each individual acquisition or disposal.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification for certain cash receipts and cash payments on the consolidated statements of cash flow. ASU 2016-15 is effective for fiscal years, and interim reporting periods within those years, beginning January 1, 2018 for the Company. The standard requires a retrospective transition method for each period presented. Under the new guidance, the contingent consideration payments related to the purchase of Full House Mortgage Connection, Inc. (“Full House”) will be classified as financing outflows up to the $6.3 million acquisition date fair value and any cash payments paid in excess of the acquisition date fair value will be classified as operating outflows. (See Note 5, Acquisitions and Dispositions.) The Company expects no material impact on its financial statements and related disclosures upon the adoption of this standard.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent amendments, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The Company adopted this standard on January 1, 2018. The Company will use the modified retrospective transition method, which will result in restating each prior reporting period presented, fiscal years 2016 and 2017, in the year of adoption. Additionally, a cumulative effect adjustment will be recorded to the opening balance sheet as of the first day of fiscal year 2016, the earliest period presented.  The adoption of the new guidance will change the timing of recognition of franchise sales and franchise renewal revenue. Currently, the Company recognizes revenue upon completion of a sale or renewal. Under the new guidance, franchise sales and renewal revenue, which are included in “Franchise Sales and Other Franchise Revenue” in the Consolidated Statements of Income, will be recognized over the contractual term of the franchise agreement. The impact to both “Franchise Sales and Other Franchise Revenue” and “Operating Income” in the Consolidated Statements of Income for 2017 from this change will be a decrease of less than $2.0 million.  However, the Consolidated Balance Sheet as of December 31, 2017 will be adjusted in the first quarter of 2018 to reflect an increase in “Deferred revenue and deposits” of approximately $26.0 million.  The commissions related to franchise sales will be recorded as a contract asset and be recognized over the contractual term of the franchise agreement. Currently, the Company expenses the commissions upon franchise sale completion. The impact from this change to “Selling, operating and administrative expenses” and “Operating Income” in the Consolidated Statements of Income for 2017 is immaterial and the Consolidated Balance Sheet as of December 31, 2017 will be adjusted in the first quarter of 2018 to reflect an increase in “Total assets” of approximately $4.0 million.  The Company does not expect the adoption of the standard to have a material impact on other revenue streams.

3. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

d

	As of December 31,
	2017		2016
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	41.51%	12,559,600	41.57%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,696,991	58.49%	17,652,548	58.43%
Total common units in RMCO	30,256,591	100.00%	30,212,148	100.00%

The weighted average ownership percentages for the applicable reporting periods are used to calculate the net income attributable to RE/MAX Holdings. In 2015 RE/MAX Holdings’ economic interest in RMCO significantly increased as a result of RIHI’s redemption of 5.2 million common units in RMCO and issuance of 5.2 million shares of Class A common stock.

A reconciliation of “Income before provision for income taxes” to “Net income attributable to RE/MAX Holdings, Inc.” and “Net Income attributable to non-controlling interest” in the accompanying Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands, except percentages):

	Year Ended December 31,
	2017			2016			2015
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO (a)	58.48%	41.52%	100.00%	58.40%	41.60%	100.00%	42.33%	57.67%	100.00%
Income before provision for income taxes	$66,599	$24,156	$90,755	$36,446	$26,053	$62,499	$26,554	$36,251	$62,805
Provision for income taxes (b)(c)	(53,784)	(1,792)	(55,576)	(14,050)	(1,223)	(15,273)	(10,142)	(1,888)	(12,030)
Net income	$12,815	$22,364	$35,179	$22,396	$24,830	$47,226	$16,412	$34,363	$50,775

(a)

The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain relatively insignificant expenses and the gain on reduction in TRA liability in 2017 being recorded at RE/MAX Holdings.

(b)

The provision for income taxes attributable to RE/MAX Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO. However, it also includes its share of taxes directly incurred by RMCO and its subsidiaries, related primarily to tax liabilities in certain foreign jurisdictions.

(c)

The provision for income taxes attributable to the non-controlling interest represents its share of taxes related primarily to tax liabilities in certain foreign jurisdictions directly incurred by RMCO or its subsidiaries.  Because RMCO is a pass-through entity there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement (the “New RMCO, LLC Agreement”), RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis.  The distributions paid or payable to or on behalf of non-controlling unitholders are summarized as follows (in thousands):

	Year Ended
	December 31,
	2017	2016
Tax and other distributions	$8,217	$10,391
Dividend distributions	9,043	7,536
Total distributions to non-controlling unitholders	$17,260	$17,927

On February 21, 2018, the Company declared a distribution to non-controlling unitholders of $2.5 million, which is payable on March 21, 2018.

RE/MAX Holdings ownership of RMCO and Tax Receivable Agreements

RE/MAX Holdings has twice acquired significant portions of the ownership in RMCO; first in October 2013 at the time of IPO when RE/MAX Holdings acquired its initial 11.6 million common units of RMCO and, second, in November and December 2015 when it acquired 5.2 million additional common units. RE/MAX Holdings sold Class A common stock, which it exchanged for these common units of RMCO. RIHI then sold the Class A common stock to the market.

When RE/MAX Holdings has acquired common units in RMCO, it received a step-up in tax basis on the underlying assets held by RMCO. The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired. The majority of the step-up in basis relates to intangibles assets, primarily franchise agreements and goodwill, and the step-up is often substantial. These assets are amortizable under IRS rules and result in deductions on the Company’s tax return for many years and consequently, RE/MAX Holdings receives a future tax benefit. These future benefits are reflected within deferred tax assets of approximately $59.2 million on the Company’s consolidated balance sheets as of December 31, 2017.

If RE/MAX Holdings acquires additional common units of RMCO from RIHI, the percentage of RE/MAX Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur.

In connection with the initial sale of RMCO common units in October 2013, RE/MAX Holdings entered into TRAs which require that RE/MAX Holdings make annual payments to RIHI and Oberndorf Investments LLC (a successor to the other previous owner of RMCO) equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis.  A TRA liability was established for the future cash obligations expected to be paid under the TRAs and is not discounted. As of December 31, 2017, this liability was $53.2 million. Similar to the deferred tax assets, these liabilities would increase if RE/MAX Holdings acquires additional common units of RMCO from RIHI.

Both these deferred tax assets and TRA liability were substantially reduced by the Tax Cuts and Jobs Act enacted in December 2017. The reduction in the corporate tax rate from 35% to 21% resulted in comparable reductions in both the deferred tax asset amounts and the TRA liabilities. See Note 11, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended
	December 31,
	2017	2016	2015
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$12,815	$22,396	$16,412
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,688,533	17,628,741	12,671,051
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,688,533	17,628,741	12,671,051
Add dilutive effect of the following:
Stock options	—	5,059	130,001
Restricted stock units	43,267	43,968	28,162
Weighted average shares of Class A common stock outstanding, diluted	17,731,800	17,677,768	12,829,214
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.72	$1.27	$1.30
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.72	$1.27	$1.28

There were no anti-dilutive shares for the years ended December 31, 2017, 2016 and 2015. The one share of Class B common stock outstanding does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Dividends

Dividends declared and paid to holders of the Company’s Class A common stock during the years ended December 31, 2017, 2016 and 2015 were $12.7 million, $10.6 million and $24.0 million, respectively. Dividends declared and paid quarterly per share on all outstanding shares of Class A common stock during the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017		2016		2015
	Date paid	Per share	Date paid	Per share	Date paid	Per share
Dividend declared during quarter ended:
March 31	March 22, 2017	$0.18	March 23, 2016	$0.15	April 8, 2015	$1.625
June 30	May 31, 2017	0.18	June 2, 2016	0.15	June 4, 2015	0.125
September 30	August 30, 2017	0.18	August 31, 2016	0.15	September 3, 2015	0.125
December 31	November 29, 2017	0.18	December 1, 2016	0.15	November 27, 2015	0.125
		$0.72		$0.60		$2.00

On February 21, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share on all outstanding shares of Class A common stock, which is payable on March 21, 2018 to stockholders of record at the close of business on March 7, 2018.

5. Acquisitions and Dispositions

Independent Region Acquisitions

RE/MAX, LLC has acquired certain key assets of several Independent Regions, including the franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the corresponding regions as well as the franchise agreements between those Independent Regions and the franchisees.  RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations.  Details of these acquisitions are outlined in the tables below.

The Company funded RE/MAX of Georgia, Inc., RE/MAX of Kentucky/Tennessee, Inc., and RE/MAX of Southern Ohio, Inc., collectively (“RE/MAX Regional Services”) by refinancing its 2013 Senior Secured Credit Facility (See Note 9, Debt) and using cash from operations.  The Company used cash generated from operations to fund all other Independent Region acquisitions.

	RE/MAX of Northern Illinois, Inc.	RE/MAX Regional Services	RE/MAX of New Jersey, Inc.	RE/MAX of Alaska, Inc.	RE/MAX of New York, Inc.
Acquisition date	November 15, 2017	December 15, 2016	December 1, 2016	April 1, 2016	February 22, 2016
Cash consideration (in thousands)	35,720	50,400	45,000	1,500	8,500
Status of accounting for the business combination	Preliminary(a)	Final as of December 31, 2017(b)	Final as of December 31, 2017(b)	Final as of December 31, 2016	Final as of December 31, 2016

Acquisitions occurring during the current reporting period:
Acquisition-related costs (in thousands)(c)	333
Revenue since acquisition date (in thousands)(d)	595
Weighted-average useful life of franchise agreements acquired	12.4

(a)

The preliminary estimated fair value of the assets acquired is subject to adjustments based on the Company’s final assessment of the fair values of the franchise agreements, which is the acquired asset with the highest likelihood of changing upon finalization of the valuation process.

(b)

As of December 31, 2017, the Company finalized its purchase allocations related to the acquisitions of RE/MAX Regional Services and RE/MAX of New Jersey.  Adjustments recorded during the measurement-period are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. The Company does not revise or adjust any prior period information. In finalizing the accounting for these acquisitions, adjustments were made during the year ended December 31, 2017 to the consolidated balance sheet to decrease “Goodwill” by $4.2 million with a corresponding increase to “Franchise agreements, net” of $4.2 million. The Company recognized a reduction in depreciation and amortization expense of $0.8 million during the year ended December 31, 2017 in connection with these measurement adjustments.
(c)

Includes transaction and integration costs such as legal, accounting, advisory and consulting fees for the year ended December 31, 2017 that are included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

(d)	Includes the amount of revenue of the acquiree since the acquisition date through the year ended December 31, 2017 that is included in the accompanying Consolidated Statements of Income.

The franchise agreements acquired were valued using an income approach which utilizes level 3 inputs and are being amortized over a weighted-average useful life using the straight-line method.

Full House Mortgage Connection, Inc.

Motto Franchising, LLC (“Motto Franchising”), a wholly-owned subsidiary of RE/MAX, LLC, was formed and developed to franchise mortgage brokerages. On September 12, 2016, Motto Franchising acquired certain assets of Full House Mortgage Connection, Inc. (“Full House”), a franchisor of mortgage brokerages that created concepts used to develop Motto, for initial cash consideration of $8.0 million. Motto Franchising, as a franchisor, grants each franchisee a license to use the Motto Mortgage brand, trademark, promotional and operating materials and concepts. The Company used cash generated from operations to initially fund the acquisition. Additional cash consideration may be required based on future revenues generated. The contingent purchase consideration and its subsequent valuation is more fully described in Note 10, Fair Value Measurements.

The following table summarizes the estimated consideration transferred at the acquisition (in thousands):

Cash consideration	$8,000
Contingent purchase consideration (See note 10)	6,300
Total purchase price	$14,300

The following table summarizes the allocation of the purchase price to the fair value of assets acquired for the aforementioned acquisitions (in thousands):

	RE/MAX of Northern Illinois	RE/MAX Regional Services	RE/MAX of New Jersey	Full House	RE/MAX of Alaska	RE/MAX of New York	Total
Cash and cash equivalents	$-	$-	$335	$-	$-	$131	$466
Franchise agreements	23,500	30,700	29,700	-	529	5,000	89,429
Non-compete agreement	-	-	-	2,500	-	-	2,500
Other assets	-	-	-	-	-	340	340
Goodwill	12,220	19,700	15,300	11,800	971	3,029	63,020
Other liabilities	-	-	(335)	-	-	-	(335)
Total purchase price	$35,720	$50,400	$45,000	$14,300	$1,500	$8,500	$155,420

Each of these constitute a business and were accounted for using the fair value acquisition method.  The total purchase price for all acquisitions was allocated to the assets acquired based on their estimated fair values. The excess of the total purchase price over the estimated fair value of the identifiable assets acquired was recorded as goodwill. The goodwill recognized for all acquisitions is attributable to expected synergies and projected long-term revenue growth. All of the goodwill recognized is tax deductible.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of RE/MAX of Northern Illinois had occurred on January 1, 2016 and the acquisitions of RE/MAX Regional Services, RE/MAX of New Jersey, RE/MAX of Alaska and RE/MAX of New York had occurred on January 1, 2015.  The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results, including additional amortization expense associated with the valuation of the acquired franchise agreements. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Total revenue	$199,769	$192,594	$189,397
Net income attributable to RE/MAX Holdings, Inc. (a)	$13,035	$23,533	$16,746
Basic earnings per common share	$0.74	$1.33	$1.32
Diluted earnings per common share	$0.74	$1.33	$1.31

(a)

Year ended December 31, 2016 includes the net impact of $1.0 million in professional fees and debt extinguishment costs incurred related to the amendment of the Company’s credit facility. See Note 9, Debt for a discussion of the credit facility.

Dispositions

Sacagawea, LLC d/b/a RE/MAX Equity Group

On December 31, 2015, the Company sold certain operating assets and liabilities related to 12 owned brokerage offices located in the U.S., of Sacagawea, LLC d/b/a RE/MAX Equity Group (“RE/MAX Equity Group”), a wholly owned subsidiary of the Company. The Company recognized a gain on the sale of the assets of approximately $2.8 million during the fourth quarter of 2015, which is reflected in “Loss (gain) on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue. During the third quarter of 2017, the Company recognized a loss of approximately $0.5 million as a revised estimate of the final settlement on certain provisions of the asset sale agreement which is reflected in the “Loss (gain) on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income.

RB2B, LLC d/b/a RE/MAX 100

On April 10, 2015, the Company sold certain operating assets and liabilities related to six owned brokerage offices located in the U.S., of RB2B, LLC d/b/a RE/MAX 100 (“RE/MAX 100”), a wholly owned subsidiary of the Company. The Company recognized a gain on the sale of the assets and the liabilities transferred of $0.6 million during the second quarter of 2015, which is reflected in “Loss (gain) on sale or disposition of assets, net” in the accompanying Consolidated Statements of Income. In connection with this sale, the Company transferred separate office franchise agreements to the purchaser, under which the Company will receive ongoing monthly continuing franchise fees, broker fees and franchise sales revenue.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable Life	2017	2016
Leasehold improvements	Shorter of estimated useful life or life of lease	$3,227	$3,063
Office furniture, fixtures and equipment	1 - 10 years	12,004	11,824
		15,231	14,887
Less accumulated depreciation		(12,326)	(12,196)
		$2,905	$2,691

Depreciation expense was $0.9 million, $0.9 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of December 31, 2017			As of December 31, 2016
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$181,567	$(62,218)	$119,349	$224,167	$(115,027)	$109,140
Other intangible assets:
Software (a)	4.6	$13,762	$(8,111)	$5,651	$13,207	$(7,154)	$6,053
Trademarks	10.2	1,539	(902)	637	3,102	(1,782)	1,320
Non-compete	10.0	2,500	(312)	2,188	2,500	(62)	2,438
Total other intangible assets	6.4	$17,801	$(9,325)	$8,476	$18,809	$(8,998)	$9,811

(a)

As of December 31, 2017 and December 31, 2016, capitalized software development costs of $0.6 million and $0.4 million, respectively, were recorded in “Other intangible assets” in the accompanying Consolidated Balance Sheets. As of these dates, the associated information technology infrastructure projects were not complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $19.6 million, $15.2 million and $14.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amounts for the year ended December 31, 2017 include the franchise agreement measurement period adjustment of $0.8 million. Refer to Note 5, Acquisitions and Dispositions for additional information.

As of December 31, 2017, the estimated future amortization expense for the next five years related to intangible assets with definite lives is as follows (in thousands):

Year ending December 31:
2018	$17,614
2019	17,482
2020	17,288
2021	16,775
2022	14,511
$83,670

The following table presents changes to goodwill for the period from January 1, 2016 to December 31, 2017 (in thousands):

Balance, January 1, 2016	$71,871
Goodwill recognized related to acquisitions	54,665
Effect of changes in foreign currency exchange rates	97
Balance, December 31, 2016	126,633
Goodwill recognized related to current year acquisitions	12,220
Adjustments to acquisition accounting during the measurement period	(3,865)
Effect of changes in foreign currency exchange rates	225
Balance, December 31, 2017	$135,213

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2017	2016
Accrued payroll and related employee costs	$3,874	$7,035
Accrued taxes	1,635	1,554
Accrued professional fees	2,339	1,382
Other(a)	7,542	3,297
	$15,390	$13,268

(a)

Other accrued liabilities include a $4.5 million payable in connection with the February 13, 2018 settlement resulting from the litigation matter concerning the Company’s 2013 acquisition of the net assets of Tails, Inc. (“Tails”), as discussed in Note 14, Commitments and Contingencies.

9. Debt

Debt, net of current portion, consists of the following (in thousands):

	As of December 31,
	2017	2016
2016 Senior Secured Credit Facility	$232,063	$234,412
Less unamortized debt issuance costs	(1,780)	(2,076)
Less unamortized debt discount costs	(1,297)	(1,516)
Less current portion	(2,350)	(2,350)
	$226,636	$228,470

Maturities of debt are as follows (in thousands):

Year Ending December 31:
2018	$2,350
2019	2,350
2020	2,350
2021	2,350
2022	2,350
Thereafter	220,313
$232,063

Senior Secured Credit Facility

On July 31, 2013, the Company entered into a new credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.” The 2013 Senior Secured Credit Facility consisted of a $230.0 million term loan facility and a $10.0 million revolving loan facility.

On March 11, 2015, the 2013 Senior Secured Credit Facility was amended, providing for an increase to the maximum applicable margin for both London Interbank Offered Rate (“LIBOR”) and Alternate Base Rate (“ABR”) loans by 0.25%, and a modification of certain liquidity covenants in order to increase the amounts the Company may distribute in the form of dividends to its non-controlling unitholders and stockholders of its Class A common stock, referred to herein as the “First Amendment.” In connection with the First Amendment, the Company incurred costs of $1.1 million during the year ended December 31, 2015, of which $0.6 million was recorded as an unamortized debt discount and is being amortized over the remaining term of the 2013 Senior Secured Credit Facility and the remaining $0.5 million was expensed as incurred.

On November 22, 2016, the 2013 Senior Secured Credit Facility was further amended, providing for an increase in the revolving commitment by $20.0 million to a total of $30.0 million effective upon the acquisition of RE/MAX Regional Services, and also waived certain limitations on acquisitions in order to enable us to consummate such acquisition.

On December 15, 2016, the 2013 Senior Secured Credit Facility was amended and restated, referred to herein as the “2016 Senior Secured Credit Facility.” The 2016 Senior Secured Credit Facility consists of a $235.0 million term loan facility which matures on December 15, 2023 and a $10.0 million revolving loan facility which must be repaid on December 15, 2021. The proceeds provided by the term loan were used to refinance and repay existing indebtedness and fund the acquisition of RE/MAX Regional Services. In connection with the 2016 Senior Secured Credit Facility, the Company incurred costs of $3.5 million during the year ended December 31, 2016, of which $1.4 million was recorded in “Debt, net of current portion” in the accompanying Consolidated Balance Sheets and is being amortized to interest expense over the term of the 2016 Senior Secured Credit Facility and the remaining $2.1 million was expensed as incurred.

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

The 2013 Senior Secured Credit Facility required RE/MAX, LLC to repay term loans with 50% of excess cash flow at the end of the applicable year if its total leverage ratio as defined therein was in excess of 2.50:1.00, with such percentage decreasing as RE/MAX, LLC’s leverage ratio decreased. Under the 2013 Senior Secured Credit Facility, the Company was required to make principal payments out of excess cash flow, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made excess cash flow prepayments of $12.7 million and $7.3 million during the years ended December 31, 2016 and 2015, respectively. The Company accounted for the mandatory principal excess cash flow prepayments as early extinguishments of debt and recorded a loss during each of the years ended December 31, 2016 and 2015 of $0.1 million related to unamortized debt discount and issuance costs.

The 2016 Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the 2016 Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50.0% of excess cash flow at the end of the applicable fiscal year if RE/MAX, LLC’s total leverage ratio as defined in the 2016 Senior Secured Credit Facility is in excess of 3.25:1.00, with such percentage decreasing as RE/MAX, LLC’s leverage ratio decreases. No mandatory prepayment and commitment reduction is required if the total leverage ratio as defined by the 2016 Senior Secured Credit Facility as of the last day of such fiscal year is less than 2.75 to 1.0. The Company’s total leverage ratio was less than 2.75 to 1.0 as of December 31, 2017, and as a result, the Company does not expect to make an excess cash flow principal prepayment within the next 12-month period. Mandatory principal payments of approximately $0.6 million are due quarterly until the facility matures on December 15, 2023. The Company may make optional prepayments on the term loan facility at any time without penalty; however, no such optional prepayments were made during the year ended December 31, 2017.

As of December 31, 2017, the Company had $229.0 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our 2016 Senior Secured Credit Facility. Whenever amounts are drawn under the revolving line of credit, the 2016 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit. As of December 31, 2017, no amounts were drawn on the revolving line of credit.

The 2016 Senior Secured Credit Facility requires compliance with certain operational and financial covenants to the extent the Company has an outstanding balance on its revolving loan facility at the end of each quarter. The Company did not have an outstanding balance on the revolving loan facility as of December 31, 2017 and 2016, as such, no operational or financial covenants were in effect.  The Company received certain limited waivers and extensions related to its obligation to deliver timely financial information.

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
•

Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations, in which all significant inputs are observable in active markets. The fair value of the Company’s debt reflects a Level 2 measurement and was estimated based on the amount that the Company would pay to enter into the identical liability, since quoted prices for the Company’s debt instruments are not available.

•

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Level 3 liabilities that are measured at fair value on a recurring basis consist of the Company’s contingent consideration related to the acquisition of Full House.

A summary of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 is as follows (in thousands):

	As of December 31, 2017				As of December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$6,580	$-	$-	$6,580	$6,400	$-	$-	$6,400

The Company is required to pay additional purchase consideration totaling eight percent of gross revenues generated by Motto for each year beginning October 1, 2017 through September 30, 2026 with no limitation as to the maximum payout. The fair value of the contingent purchase consideration represents the discounted cash payments that the Company expects to pay the former owner of Full House with respect to Motto. The Company measures this liability each reporting period and recognizes changes in fair value, if any, in earnings of the Company. Any changes are included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted cash payments derived from anticipated gross revenues.

The table below presents a reconciliation of all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs for the period from January 1, 2016 to December 31, 2017 (in thousands):

Fair Value of Contingent Consideration Liability
Balance at January 1, 2016	$-
Full House acquisition	6,300
Fair value adjustments	100
Balance at December 31, 2016	6,400
Fair value adjustments	180
Balance at December 31, 2017	$6,580

The Company assesses categorization of liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2017.

The following table summarizes the carrying values and estimated fair value of the 2016 Senior Secured Credit Facility as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017		2016
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$228,986	$232,933	$230,820	$233,240

11. Income Taxes

“Income before provision for income taxes” as shown in the accompanying Consolidated Statements of Income is comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$78,812	$51,194	$51,552
Foreign	11,943	11,305	11,253
Total	$90,755	$62,499	$62,805

Components of the “Provision for income taxes” in the accompanying Consolidated Statements of Income consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$3,568	$8,002	$5,451
Foreign	4,345	2,855	3,019
State and local	1,169	943	1,029
Total current expense	9,082	11,800	9,499
Deferred expense
Federal	45,934	3,222	2,333
Foreign	(9)	13	25
State and local	569	238	173
Total deferred expense	46,494	3,473	2,531
Provision for income taxes	$55,576	$15,273	$12,030

The provision for income taxes is comprised of a provision for income taxes attributable to RE/MAX Holdings and to entities other than RE/MAX Holdings. The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes on RE/MAX Holdings’ proportionate share of RMCO’s net income. The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RMCO and its subsidiaries, primarily foreign taxes that are allocated to the non-controlling interest.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase due to state and local taxes, net of federal benefit	2.6	2.6	2.6
Effect of permanent differences	(0.1)	(0.2)	1.2
Income attributable to non-controlling interests	(12.5)	(14.1)	(19.7)
Other	0.2	1.1	0.1
Subtotal	25.2	24.4	19.2
Impact of reduction in TRA liability on non-controlling interests(a)	4.5	-	-
Effect of permanent difference – reduction in TRA liability(b)	(13.6)	-	-
Tax Cuts and Jobs Act rate change(c)	45.1	-	-
	61.2%	24.4%	19.2%

(a)	Reflects additional impact of non-controlling interest adjustment being on a larger base of income that includes the gain on reduction in TRA liability.
(b)	Reflects the impact of gain on TRA liability reduction, which is not taxable.
(c)	Reflects reduction in deferred tax assets and resulting increase in deferred tax expense due to U.S. Federal rate declining from 35% to 21%.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted.  The Tax Cuts and Jobs Act includes significant changes to the U.S. corporate tax system, including a federal corporate rate reduction from 35% to 21%.  The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies which are not themselves subject to federal income tax. Accordingly, the portion of the Company’s subsidiaries earnings attributable to the non-controlling interest are subject to tax when reported as a component of the non-controlling interests’ taxable income and are excluded from the Provision for Income Taxes. The reduction in the corporate tax rate from 35% to 21% resulted in substantial reductions to the Company’s deferred tax assets and the TRA liability. The deferred tax asset was reduced for the impact of the lower rate, resulting in a charge to “Provision for income taxes” in the accompanying Consolidated Statements of Income of $40.9 million. Correspondingly, the TRA liability was also reduced for the rate change, resulting in a benefit to operating income of $32.7 million. The net effect on net income was $8.2 million.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC 740, Income Taxes (“ASC 740”) is incomplete. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Tax Cuts and Jobs Act.

As of December 31, 2017, we have completed the majority of our accounting for the tax effects of the Tax Cuts and Jobs Act. However, our analysis around the new foreign-derived intangible income (“FDII”) deduction is incomplete. As such, we have not estimated or included a provisional adjustment for deferred tax assets related to the FDII deduction.  Also, there is uncertainty around the depreciable life of qualified property as well as eligibility for accelerated depreciation after September 27, 2017. Therefore we have not estimated a provisional amount for deferred tax assets related to qualified property depreciation expense.  In addition, we also re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the Tax Cuts and Jobs Act and are refining our calculations, which could potentially affect the measurement of these balances.

Income taxes receivable (payable) were $0.7 million and $(0.4) million at December 31, 2017 and 2016, respectively.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets.

These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2017	2016
Long-term deferred tax assets
Goodwill, other intangibles and other assets	$52,385	$90,686
Imputed interest deduction pursuant to tax receivable agreements	3,052	8,483
Rent liabilities	1,878	2,037
Compensation and benefits	526	1,606
Allowance for doubtful accounts	687	979
Motto contingent liability	929	1,405
Deferred Revenue	171	—
Other	393	855
Total long-term deferred tax assets	60,021	106,051
Long-term deferred tax liabilities
Property and equipment and other long lived assets	(1,021)	(414)
Total long-term deferred tax liabilities	(1,021)	(414)
Net long-term deferred tax assets	59,000	105,637
Total deferred tax assets and liabilities	$59,000	$105,637

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

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the years ended December 31, 2017, 2016 and 2015. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the “Provision for income taxes” in the accompanying Consolidated Statements of Income.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. RE/MAX Holdings will file its 2017 income tax return by October 15, 2018. RMCO is not subject to domestic federal income taxes as it is a flow-through entity; however, RMCO is still required to file an annual U.S. Return of Partnership Income.  With respect to state and local jurisdictions and countries outside of the U.S., the Company and its subsidiaries are typically subject to examination for three to four years after the income tax returns have been filed. As such, income tax returns filed since 2013 are subject to examination.

12. Equity-Based Compensation

The Company’s Board of Directors adopted the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”), under which 3,576,466 shares are currently authorized. (See below for shares available for grant at December 31, 2017.) The 2013 Incentive Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of shares of the RE/MAX Holdings Class A common stock, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) which may have time-based or performance-based vesting criteria, dividend equivalent rights, cash-based awards and any combination thereof to employees, directors and consultants of the Company.

The Company recognizes equity-based compensation expense in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. The Company recognizes corporate income tax benefits relating to the exercise of options and vesting of restricted stock units in “Provision for income taxes” in the accompanying Consolidated Statements of Income.

Employee stock-based compensation expense under the Company’s 2013 Incentive Plan was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Expense from Time-based RSUs	$2,523	$2,330	$1,453
Expense from Performance-based RSUs	377	-	-
Equity-based compensation expense	2,900	2,330	1,453
Tax benefit from equity-based compensation	(637)	(511)	(231)
Excess tax benefit from equity-based compensation	(324)	(261)	(2,770)
Net compensation cost	$1,939	$1,558	$(1,548)

Time-based Restricted Stock Units

Time-based RSUs granted under the 2013 Incentive Plan are valued using the Company’s closing stock price on the date of grant. Grants awarded to the Company’s Board of Directors generally vest over a one year period. Grants awarded to the Company’s employees generally vest in annual installments over a three year period. Compensation expense is recognized on a straight line basis over the vesting period.

The following table summarizes equity-based compensation activity related to time-based RSUs for the year ended December 31, 2017:

	Time-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2017	127,011	$33.00
Granted	43,450	$55.45
Shares vested (including tax withholding)(a)	(58,426)	$33.03
Forfeited	(6,173)	$41.94
Balance, December 31, 2017	105,862	$41.67

(a)

Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

The following table summarizes information about our RSU grants during the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
Weighted average grant date fair value per RSU granted	$55.45	$33.24	$32.45

At December 31, 2017, there was $2.2 million of total unrecognized time-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.52 years for time-based restricted stock units.

Performance-based Restricted Stock Units

Performance-based RSUs granted under the 2013 Incentive Plan are stock-based awards in which the number of shares ultimately received depends on the Company’s achievement of a specified revenue as well as the Company’s total shareholder return (“TSR”) relative to the TSR of all companies in the S&P SmallCap 600 Index over a three-year performance period. The number of shares that could be issued range from 0% to 150% of the participant’s target award.  Performance-based RSUs are valued on the date of grant using a Monte Carlo simulation for the TSR element of the award. The Company’s expense will be adjusted based on the estimated achievement of revenue versus target. Performance-based RSUs cliff-vest at the end of the three-year performance period. Compensation expense is recognized over the vesting period based on the Company’s estimated achievement against the revenue target.

The following table summarizes equity-based compensation activity related to performance-based RSUs for year ended December 31, 2017:

	Performance-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2017	—	$—
Granted (a)	33,961	$57.88
Forfeited	(2,130)	$57.88
Balance, December 31, 2017	31,831	$57.88

(a)	Represents the total participant target award.

At December 31, 2017 there was $0.9 million of total unrecognized performance-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.00 years for performance-based RSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 2,400,857 additional shares available for the Company to grant under the 2013 Incentive Plan as of December 31, 2017.

Stock Options

The 2013 Incentive Plan provides for the grant of stock options. As of December 31, 2017, there are no stock options outstanding. The Company received $0.1 million and $2.2 million in cash proceeds related to the exercise of stock options during the years ended December 31, 2016 and 2015, respectively. Upon the exercise of stock options, shares of Class A common stock are issued from authorized common shares. For the year ended December 31, 2017, there were no options exercised. The total intrinsic value of stock options exercised during the years ended December 31, 2016 and 2015 were $0.9 million and $19.2 million, respectively. As there were no stock options exercised during the year ended December 31, 2017, there was no intrinsic value.

13. Leadership Changes

On January 7, 2016, the Company’s former Chief Financial Officer and Chief Operating Officer entered into a separation and transition agreement pursuant to which he separated from the Company effective March 31, 2016. The Company incurred a total cost of $1.0 million, including $0.3 million of equity-based compensation expense, which was recorded to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income during the year ended December 31, 2016.

On May 4, 2015, the Company’s former President entered into a retirement agreement with the Company pursuant to which he retired on August 10, 2015 and the Company agreed to provide retirement benefits over a 24-month period, beginning in September 2015. The Company recorded a liability for payments that will be made with a corresponding charge to “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. The Company incurred a total cost of $0.9 million, including $0.2 million of equity-based compensation expense, during the year ended December 31, 2015.

On December 31, 2014, the Company’s former Chief Executive Officer retired and the Company agreed to provide severance and other related benefits over a 36-month period. The Company recorded a liability for payments that will be made with a corresponding charge to “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Income. The Company incurred a total cost of $3.6 million, including $1.0 million of equity-based compensation expense related to this retirement in 2014.

The Company’s severance and other related expenses incurred for leadership changes and restructuring activities were $1.1 million for each of the years ended December 31, 2016 and 2015, which is included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. No such expenses were recorded for the year ended December 31, 2017.

The following table presents a rollforward of the liability for the aforementioned leadership changes (in thousands):

	Year Ended December 31,
	2017	2016
Balance, January 1	$964	$1,973
Severance and other related expenses	—	1,055
Accretion	19	59
Cash payments	(983)	(1,792)
Non-cash adjustment (a)	—	(331)
Balance, December 31	$—	$964

(a)   For the year ended December 31, 2016, the non-cash adjustment represents the non-cash equity-based compensation expense recorded for the accelerated vesting of restricted stock units pursuant to the terms of the separation and transition agreement entered into with the Company’s former Chief Financial Officer and Chief Operating Officer on January 7, 2016.

14. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable leases, subject to certain provisions for renewal options and escalation clauses. Future minimum payments (including those allocated to an affiliate) under these leases and commitments, net of payments under sublease agreements, are as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
2018	$8,669	$(847)	$7,822
2019	8,783	(1,087)	7,696
2020	9,039	(873)	8,166
2021	8,868	(775)	8,093
2022	8,757	(804)	7,953
Thereafter	50,695	(2,209)	48,486
	$94,811	$(6,595)	$88,216

Minimum rent payments under noncancelable operating leases are recognized on a straight-line basis over the terms of the leases. Rent expense, excluding amounts related to gain or loss on sublease, was $7.8 million, $7.5 million and $10.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, net of amounts recorded under sublease agreements of $1.0 million, $1.1 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Upon entering into the Master Lease, the Company became the primary lessee for all facilities located on the headquarters property.  The following subleases resulted in a gain (loss) on sublease during the year ended December 31, 2017:

Execution Date	End Date	2017 (Loss) Gain on Sublease (in thousands)
May 2017	April 2028	$(173)
August 2017	January 2025	(3,725)
September 2017	August 2024	294	(a)
		$(3,604)

(a)

During the year ended December 31, 2013 the Company entered into a sublease agreement with a tenant and recognized a loss related to the subleased office space of $1.2 million.  In September 2017 the Company amended this sublease agreement and the existing liability was reduced, resulting in a net gain of $0.3 million during the year ended December 31, 2017.

As of December 31, 2017 and 2016, the liability related to the aforementioned sublease agreements was approximately $3.9 million and $0.8 million, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

Contingencies

In connection with the Purchase of Full House, as described in Note 5, Acquisitions and Dispositions the Company entered into an arrangement to pay additional purchase consideration based on Motto’s future gross revenues, excluding certain fees, for each year beginning October 1, 2017 through September 30, 2026.  As of December 31, 2017, the short term portion of this liability was estimated to be $0.3 million and is recorded in “Accrued liabilities” in the accompanying Consolidated Balance Sheets. The long-term portion of this liability was estimated to be $6.3 million and is recorded in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

In connection with the sale of the assets and liabilities related to the Company’s owned brokerage offices as described in Note 5, Acquisitions and Dispositions the Company entered into three Assignment and Assumption of Leases Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments through July 2021 under the respective lease agreements and accordingly, as of December 31, 2017, the Company has outstanding lease guarantees of $3.7 million. This amount represents the maximum potential amount of future payments under the respective lease guarantees.

In addition, the Company maintains a self-insurance program for health benefits. As of December 31, 2017 and 2016, the Company recorded a liability of $0.4 million and $0.3 million, respectively, related to this program.

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred.

On October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of Tails for consideration paid of $20.2 million. Following earlier litigation that was dismissed, several shareholders of Tails filed a complaint entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Gail Liniger, Dave Liniger, Bruce Benham, RE/MAX Holdings, Inc. and Tails Holdco, Inc. in Denver District Court ("Tails II").  On February 13, 2018, the parties signed a formal Settlement Agreement and Mutual General Release resulting in the Company recording a charge of $2.6 million in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income during the year ended December 31, 2017.  On February 27, 2018 the Company received $1.9 million from its insurance carriers as reimbursement of attorneys’ fees and a portion of the settlement.  On February 28, 2018, the Company paid

$4.5 million to satisfy the terms of the Settlement Agreement.  As a result of the settlement, the litigation was dismissed with prejudice on March 1, 2018.

The Company believes other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

15. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2017, 2016 and 2015, the Company recognized expense of $1.5 million, $1.4 million and $1.3 million, respectively, for matching contributions to the 401(k) Plan.

16. Related-Party Transactions

The majority stockholders of RIHI, including the Company’s current Chairman and Co-Founder and the Company’s Vice Chair and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. The Company used the golf course and related facilities for business purposes at minimal charge in 2017, 2016 and 2015.  Additionally, the Company recorded expense of $0.5 million, $0.5 million and $0.4 million for the value of the benefits provided to Company personnel for the complimentary use of the golf course during the years ended December 31, 2017, 2016 and 2015, respectively, with an offsetting increase in additional paid in capital.  See Note 18, Immaterial Corrections to Prior Period Financial Statements for further discussion regarding the amounts recorded for the years ended December 31, 2016 and 2015.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities (primarily the advertising funds), and it allows these companies to share its leased office space. During the years ended December 31, 2017, 2016 and 2015, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $3.4 million, $2.0 million and $1.7 million, respectively.  Amounts are generally paid within 30 days and no material amounts were outstanding to or from these affiliated entities at December 31, 2017 and 2016.

Related party advertising funds had current outstanding amounts due from the Company of $0.1 million as of both December 31, 2017 and 2016. Such amounts are included in “Accounts payable” in the accompanying Consolidated Balance Sheets.

17. Quarterly Financial Information (unaudited)

Summarized quarterly results for the years ended December 31, 2017 and 2016 were as follows:

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017(a)
	(in thousands, except shares and per share amounts)
Total revenue	$48,229	$48,819	$49,377	$49,504
Total operating expenses	32,777	26,022	36,569	336
Operating income	15,452	22,797	12,808	49,168
Total other expenses, net	(2,351)	(2,398)	(2,180)	(2,541)
Income before provision for income taxes	13,101	20,399	10,628	46,627
Provision for income taxes	(3,030)	(4,762)	(3,091)	(44,693)
Net income	10,071	15,637	7,537	1,934
Less: net income attributable to non-controlling interest	5,159	8,108	3,702	5,395
Net income (loss) attributable to RE/MAX Holdings, Inc.	$4,912	$7,529	$3,835	$(3,461)

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.28	$0.43	$0.22	$(0.20)
Diluted	$0.28	$0.42	$0.22	$(0.20)
Weighted average shares of Class A common stock outstanding
Basic	17,662,842	17,696,842	17,696,991	17,696,991
Diluted	17,716,013	17,723,802	17,737,786	17,747,744

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except shares and per share amounts)
Total revenue	$42,917	$43,404	$45,559	$44,422
Total operating expenses	27,061	22,955	24,417	30,052
Operating income	15,856	20,449	21,142	14,370
Total other expenses, net	(2,202)	(2,036)	(2,204)	(2,876)
Income before provision for income taxes	13,654	18,413	18,938	11,494
Provision for income taxes	(3,259)	(4,285)	(4,632)	(3,097)
Net income	10,395	14,128	14,306	8,397
Less: net income attributable to non-controlling interest	5,456	7,314	7,520	4,540
Net income attributable to RE/MAX Holdings, Inc.	$4,939	$6,814	$6,786	$3,857

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.28	$0.39	$0.38	$0.22
Diluted	$0.28	$0.39	$0.38	$0.22
Weighted average shares of Class A common stock outstanding
Basic	17,584,351	17,636,590	17,645,696	17,647,930
Diluted	17,638,667	17,668,995	17,691,641	17,706,070

(a)  The quarterly results for the quarter ended December 31, 2017 were impacted by the Tax Cuts and Jobs Act enacted in December 2017.  The reduction in the corporate tax rate from 35% to 21% resulted in comparable reductions in both the deferred tax asset amounts and the TRA liabilities. See Note 11, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act.

18.  Immaterial Corrections to Prior Period Financial Statements

The Company identified certain related party transactions with its controlling stockholder that had not been recognized as expenses in previously issued financial statements, the largest being the complimentary use by Company personnel of a golf facility owned by David and Gail Liniger.  The value of these benefits is required to be reflected as an expense in the financial statements with a corresponding increase to additional paid in capital.  The Company concluded that the omission of the expense associated with these transactions from prior period financial statements was immaterial to each of the affected reporting periods and therefore amendment of previously filed reports was not required.  However, the Company corrected this immaterial error in the prior years included herein.  These adjustments resulted in an increase in “Selling, operating, and administrative expenses” with a corresponding decrease in “Net Income” in the Consolidated Statements of Income of $584,000 and $575,000 for the years ending December 31, 2016 and 2015, respectively.  In addition, these adjustments resulted in an increase to “Additional paid-in capital” of $1,712,000, a decrease to “Retained earnings” of $803,000 and a decrease to “Non-controlling interest” of $909,000 in the Consolidated Balance Sheets as of December 31, 2016.  The adjustment to “Additional paid-in capital” in the Consolidated Balance Sheets includes an adjustment of $553,000 for the year ending December 31, 2014 in addition to the previously noted adjustments for years ending December 31, 2016 and 2015.

19. Subsequent Events

Separation Agreement

On February 9, 2018, the Company announced the retirement of the Company’s President. The President will remain with the Company as a Senior Advisor through June 30, 2018. The Company entered into a Separation Agreement with the President, and pursuant to the terms of this agreement, the Company accrued a total cost of approximately $1.9 million in the first quarter of 2018, which will be paid over a 39-month period.

Booj Acquisition

On February 26, 2018, RE/MAX, LLC acquired certain assets of booj, a real estate technology company, for cash consideration of $26.3 million, plus up to $10.0 million in equity-based compensation to be earned over time.  RE/MAX, LLC acquired these assets in order to deliver core technology solutions designed for and with RE/MAX affiliates.  The Company used cash generated from operations to fund the acquisition. The assets acquired constitute a business that will be accounted for using the fair value acquisition method.  The total purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this acquisition, the Company has not completed a preliminary purchase price allocation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2017 our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Notwithstanding the material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, using the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management determined the following control deficiencies existed as of December 31, 2017.

The Company did not have an effective risk assessment process to identify and assess the financial reporting risks related to benefits provided by principal stockholders.  As a consequence, the Company did not have effective controls and training of personnel over the identification and communication of related party transactions to financial reporting personnel, management and the Board, as appropriate, to identify and evaluate recognition, measurement and disclosure of such transactions. These control deficiencies resulted in misstatements in the consolidated financial statements that were corrected in current and prior years as discussed in Note 18, Immaterial Corrections to Prior Period Financial Statements to the consolidated financial statements as of and for the year ended December 31, 2017. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and, therefore, we concluded that the control deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm, has issued an adverse report on the operating effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and its report is included on page 80 of this Annual Report on Form 10-K.

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

Changes in Internal Controls over Financial Reporting

Except as related to the material weakness and remedial measures described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Updated Compensation Information for a Named Executive Officer and Certain Directors

In connection with the Special Committee Investigation described in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Committee Investigation,” we reviewed certain transactions involving David L. Liniger, our Chairman and Co-Founder, and/or Gail Liniger, our Vice Chair and Co-Founder, who together control our controlling shareholder (the “Linigers”) including certain accommodations and perquisites provided by the Linigers to our named executive officers and directors.  These transactions include previously undisclosed gifts from the Linigers for the benefit of Adam Contos, our Chief Executive Officer, as well as a previously undisclosed $2.375 million loan on favorable terms from Dave Liniger to Adam Contos. We have also reviewed other transactions and “perquisites and benefits” provided by the Linigers on a complimentary basis including the use of a golf course owned by the Linigers and travel involving hotel and air provided by the Linigers. Use of the Linigers’ golf facility on a complimentary basis was a broad based employee perquisite that was accessed by many Company employees.

We reviewed the compensation disclosure information with respect to our named executive officers and directors provided in our definitive proxy statements filed with the Securities and Exchange Commission (the “SEC”) and we are providing the following information to update compensation information for Adam M. Contos, our Chief Executive Officer, and two of our directors, Daniel J. Predovich and Kathleen J. Cunningham:

•

Adam M. Contos -- 2016 Compensation.  In the Summary Compensation Table on page 22 of our Definitive Proxy Statement filed with the SEC on April 12, 2017 (the “2017 Proxy Statement”), the amount reported under “All Other Compensation” for Mr. Contos for 2016 should have been $224,824, rather than $103,188, resulting in total compensation of $961,463 to Mr. Contos in 2016, rather than $839,827. The additional amounts included under “All Other Compensation” are comprised of (i) $84,000 in relation to gifts for the benefit of Contos provided by David and Gail Liniger, (ii) travel involving hotel and air provided by the Linigers on a complimentary basis for the benefit of Contos (iii) the benefit of below market terms including an annual interest rate of 1% with respect to a loan to Mr. Contos from Mr. Liniger in the principal amount of $2.375 million and (iv) complimentary use of a golf course owned by the Linigers.

•

Daniel J. Predovich – 2014 through 2016 Compensation.  The additional amounts included in “All Other Compensation” for Daniel J. Predovich with respect to certain perquisites, including travel involving hotel and air provided by the Linigers on a complimentary basis for the benefit of Predovich and complimentary use of the golf course owned by the Linigers, are being revised as follows:

2016 Compensation.  In the Director Compensation Table on page 28 of the 2017 Proxy Statement, the amount reported under “All Other Compensation” for Mr. Predovich for 2016 should have been $13,681, rather than $3,313, resulting in total compensation of $136,204 to Mr. Predovich in 2016, rather than $125,836.

2015 Compensation.  In the Director Compensation Table on page 19 of our Definitive Proxy Statement filed with the SEC on March 24, 2016, $33,133 should have been reported under “All Other Compensation” for Mr. Predovich for 2015, resulting in total compensation of $148,138 to Mr. Predovich in 2015, rather than $115,005.

2014 Compensation.  In the Director Compensation Table on page 18 of our Definitive Proxy Statement filed with the SEC on March 27, 2015 (the “2015 Proxy Statement”), the amount reported under “All Other Compensation” for Mr. Predovich for 2014 should have been $41,665, rather than $568, resulting in total compensation of $112,290 to Mr. Predovich in 2014, rather than $71,193.

•

Kathleen J. Cunningham -- 2014 Compensation.  In the Director Compensation Table on page 18 of the 2015 Proxy Statement, the amount reported under “All Other Compensation” for Ms. Cunningham for 2014 should have been $13,728, rather than $568, resulting in total compensation of $103,728 to Ms. Cunningham in 2014, rather than $90,568. The additional amounts included in “All Other Compensation” are comprised of travel involving hotel and air provided by the Linigers on a complimentary basis for the benefit of Cunningham and complimentary use of the golf course owned by the Linigers.

Certain other directors and named executive officers also received travel involving hotel and air provided by the Linigers on a complimentary basis as well as use of the golf course provided by the Linigers on a complimentary basis but the aggregate dollar value of the “perquisites and other benefits” received by these other directors and named executive officers was less than $10,000 per year.

The Company is still evaluating details of the tax treatment of some of the perquisites and benefits described above that were provided by the Linigers on a complimentary basis.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics and a Supplemental Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Both of these codes apply to our chief executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Both of these codes are available on our website at www.remax.com.

The remaining information required by this Item 10 will be included in our definitive proxy statement for its annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

The Company is providing updated information on the compensation and other benefits received by certain named executive officers and directors in prior years in connection with a loan, gifts and certain other benefits that were provided by Dave and Gail Liniger during prior periods. See “Item 9B—Other Information—Updated Compensation and Benefit Information for Certain Named Executive Officers and Directors.”

In addition, on March 14, 2018, the Compensation Committee approved compensation increases for Adam Contos based on his promotion to Chief Executive Officer, including: (i) an increase in base salary to $650,000 per year, (ii) a 2018 cash incentive bonus target of 60% of base salary and (iii) a 2018 RSU equity award target of 100% of base salary.  The Company has not yet approved detailed metrics for the 2018 Performance Evaluation and Incentive Plan for cash bonus payments or the performance and vesting terms for 2018 long-term equity incentive compensation awards for officers.  The 2018 cash bonus and equity award for Adam Contos will be subject to the final terms and incentive goals approved by the Compensation Committee for such bonus program and such equity awards for 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2017 with respect to shares of our Class A common stock issuable under our equity compensation plan:

Equity Compensation Plan Information
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to		Weighted-Average		Equity Compensation
	be Issued Upon Exercise		Exercise Price of		Plans (Excluding
	of Outstanding Options,		Outstanding Options,		Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights		Column (a))
Equity compensation plans approved by security holders	137,693	(1)	$—	(2)	2,400,857
Equity compensation plans not approved by security holders	—		—		—
Total	137,693	(1)	$—	(2)	2,400,857

(1)	Includes 137,693 shares issuable upon vesting of unvested restricted stock units.
(2)	The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016
•	Consolidated Statements of Income for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015
•	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015
•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2017
•	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Asset Purchase Agreement, dated November 2, 2017, by and among RE/MAX, LLC; Roaring Fork Capital Partners, Inc.; RE/MAX Northern Illinois Ad Fund, Inc. and certain stockholders of Roaring Fork Capital Partners, Inc.*	8-K	001-36101	11/7/2017	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.2
10.1	2013 Omnibus Incentive Plan and related documents.	S-8	333-191519	10/1/2013	4.2
10.2	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.3	Employment Agreement, dated as of July 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Geoffrey Lewis.	S-1	333-190699	9/19/2013	10.8
10.4	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.5	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.6	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-Q	001-36101	11/14/2013	10.10
10.7	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.8	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12
10.9	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.	S-1	333-190699	9/27/2013	10.3

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.10	Form of Time-Based Restricted Stock Unit Award.	10-K	333-190699	2/24/2017	10.11
10.11	Form of Performance-Based Restricted Stock Unit Award.	10-K	333-190699	2/24/2017	10.12
10.12	Form of Restricted Stock Award (Directors and Senior Officers).	S-1	333-190699	9/27/2013	10.15
10.13	Form of Restricted Stock Award (General).	S-1	333-190699	9/27/2013	10.16
10.14	Form of Stock Option Award (Directors and Senior Officers).	S-1	333-190699	9/27/2013	10.17
10.15	Form of Stock Option Award (General).	S-1	333-190699	9/27/2013	10.18
10.16	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC	10-Q	001-36101	8/7/2015	10.3
10.17	Amended and Restated Credit Agreement, dated as of December 15, 2016, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*	8-K	001-36101	12/21/2016	10.1
10.18	Consent and Waiver, dated November 14, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	11/15/17	10.1
10.19	Second Consent and Waiver, dated December 19, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	12/26/17	10.1
21.1	List of Subsidiaries					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Signature	Title	Date
/s/ Adam M. Contos	Chief Executive Officer	March 15, 2018
Adam M. Contos	(Principal Executive Officer)

/s/ Karri R. Callahan	Chief Financial Officer	March 15, 2018
Karri R. Callahan	(Principal Financial Officer)

/s/ Brett A. Ritchie	Chief Accounting Officer	March 15, 2018
Brett A. Ritchie	(Principal Accounting Officer)

/s/ David L. Liniger	Chairman and Co-Founder	March 15, 2018
David L. Liniger

/s/ Gail A. Liniger	Vice Chair and Co-Founder	March 15, 2018
Gail A. Liniger

/s/ Richard O. Covey	Director	March 15, 2018
Richard O. Covey

/s/ Kathleen J. Cunningham	Director	March 15, 2018
Kathleen J. Cunningham

/s/ Roger J. Dow	Director	March 15, 2018
Roger J. Dow

/s/ Ronald E. Harrison	Director	March 15, 2018
Ronald E. Harrison

/s/ Daniel J. Predovich	Director	March 15, 2018
Daniel J. Predovich

/s/ Christine M. Riordan	Director	March 15, 2018
Christine M. Riordan

/s/ Joseph A. DeSplinter	Director	March 15, 2018
Joseph A. DeSplinter

/s/ Teresa S. Van De Bogart	Director	March 15, 2018
Teresa S. Van De Bogart