Form 10-Q
period 2018-03-31
RE/MAX Holdings, Inc.
filed 2018-05-04
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of April 30, 2018 was 17,746,184 and 1, respectively.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

		December 31,
	March 31,	2017
	2018	As adjusted*
Assets
Current assets:
Cash and cash equivalents	$30,103	$50,807
Accounts and notes receivable, current portion, less allowances of $7,690 and $7,223, respectively	21,121	20,284
Income taxes receivable	753	963
Other current assets	4,775	7,974
Total current assets	56,752	80,028
Property and equipment, net of accumulated depreciation of $12,318 and $12,326, respectively	3,040	2,905
Franchise agreements, net	114,782	119,349
Other intangible assets, net	16,106	8,476
Goodwill	154,196	135,213
Deferred tax assets, net	62,338	62,841
Other assets, net of current portion	4,063	4,023
Total assets	$411,277	$412,835
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,036	$517
Accrued liabilities	10,954	15,390
Income taxes payable	—	97
Tax and other distributions payable to non-controlling unitholders	1,691	—
Deferred revenue	24,848	25,268
Current portion of debt	2,350	2,350
Current portion of payable pursuant to tax receivable agreements	6,252	6,252
Total current liabilities	47,131	49,874
Debt, net of current portion	226,176	226,636
Payable pursuant to tax receivable agreements, net of current portion	46,923	46,923
Deferred tax liabilities, net	150	151
Deferred revenue, net of current portion	20,902	20,228
Other liabilities, net of current portion	18,887	19,897
Total liabilities	360,169	363,709
Commitments and contingencies (note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,733,302 shares issued and outstanding as of March 31, 2018; 17,696,991 shares issued and outstanding as of December 31, 2017	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	451,903	451,199
Retained earnings	9,788	8,400
Accumulated other comprehensive income, net of tax	416	459
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	462,109	460,060
Non-controlling interest	(411,001)	(410,934)
Total stockholders' equity	51,108	49,126
Total liabilities and stockholders' equity	$411,277	$412,835

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
		2017
	2018	As adjusted*
Revenue:
Continuing franchise fees	$25,240	$22,965
Annual dues	8,696	8,235
Broker fees	9,188	8,235
Franchise sales and other revenue	9,518	7,971
Total revenue	52,642	47,406
Operating expenses:
Selling, operating and administrative expenses	34,368	26,654
Depreciation and amortization	4,575	5,995
Gain on sale or disposition of assets, net	(18)	(12)
Total operating expenses	38,925	32,637
Operating income	13,717	14,769
Other expenses, net:
Interest expense	(2,724)	(2,354)
Interest income	119	26
Foreign currency transaction losses	(83)	(23)
Total other expenses, net	(2,688)	(2,351)
Income before provision for income taxes	11,029	12,418
Provision for income taxes	(1,862)	(3,030)
Net income	$9,167	$9,388
Less: Net income attributable to non-controlling interest (note 4)	4,184	4,848
Net income attributable to RE/MAX Holdings, Inc.	$4,983	$4,540

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.28	$0.26
Diluted	$0.28	$0.26
Weighted average shares of Class A common stock outstanding
Basic	17,709,095	17,662,842
Diluted	17,762,133	17,716,013
Cash dividends declared per share of Class A common stock	$0.20	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
		2017
	2018	As adjusted*
Net income	$9,167	$9,388
Change in cumulative translation adjustment	(82)	89
Other comprehensive (loss) income, net of tax	(82)	89
Comprehensive income	9,085	9,477
Less: comprehensive income attributable to non-controlling interest	4,145	4,899
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$4,940	$4,578

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
As adjusted* balances, January 1, 2018	17,696,991	$2	1	$—	$451,199	$8,400	$459	$(410,934)	$49,126
Net income	—	—	—	—	—	4,983	—	4,184	9,167
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,212)	(4,212)
Equity-based compensation expense and related dividend equivalents	46,520	—	—	—	1,268	(48)	—	—	1,220
Dividends to Class A common stockholders	—	—	—	—	—	(3,547)	—	—	(3,547)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(43)	(39)	(82)
Payroll taxes related to net settled restricted stock units	(10,209)	—	—	—	(564)	—	—	—	(564)
Balances, March 31, 2018	17,733,302	$2	1	$—	$451,903	$9,788	$416	$(411,001)	$51,108

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
		2017
	2018	As adjusted*
Cash flows from operating activities:
Net income	$9,167	$9,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,575	5,995
Bad debt expense	464	343
Equity-based compensation expense	1,268	562
Deferred income tax expense	478	1,178
Fair value adjustments to contingent consideration	135	130
Payments pursuant to tax receivable agreements	—	(1,931)
Other, net	99	115
Changes in operating assets and liabilities	(2,614)	(1,685)
Net cash provided by operating activities	13,572	14,095
Cash flows from investing activities:
Purchases of property, equipment and software	(691)	(657)
Acquisitions	(26,250)	—
Net cash used in investing activities	(26,941)	(657)
Cash flows from financing activities:
Payments on debt	(592)	(592)
Distributions paid to non-controlling unitholders	(2,521)	(2,281)
Dividends and dividend equivalents paid to Class A common stockholders	(3,595)	(3,184)
Payment of payroll taxes related to net settled restricted stock units	(564)	(450)
Payment of contingent consideration	(50)	—
Net cash used in financing activities	(7,322)	(6,507)
Effect of exchange rate changes on cash	(13)	98
Net (decrease) increase in cash and cash equivalents	(20,704)	7,029
Cash and cash equivalents, beginning of year	50,807	57,609
Cash and cash equivalents, end of period	$30,103	$64,638
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,585	$2,600
Net cash paid for income taxes	$1,217	$1,008
Schedule of non-cash investing and financing activities:
Tax and other distributions payable to non-controlling unitholders	$1,691	$3,568
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	$206	$134

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation on June 25, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering (the “IPO”) of its shares of Class A common stock. RE/MAX Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of March 31, 2018, RE/MAX Holdings owns 58.54% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.46% of common membership units in RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“REMAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand. RE/MAX, founded in 1973, has over 120,000 agents operating in over 7,000 offices and a presence in more than 100 countries and territories. Motto Mortgage (“Motto”), founded in 2016, is the first nationally franchised mortgage brokerage in the U.S.  During the first quarter of 2018, the Company acquired all membership interests in booj, LLC, formerly known as Active Website, LLC, (“booj”), a real estate technology company.

The Company’s revenue is comprised of continuing franchise fees, annual dues, broker fees and franchise sales and other revenue. See Note 3, Revenue for additional information on revenue streams.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2017, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2018 and December 31, 2017 and the results of its operations and comprehensive income, changes in its stockholders’ equity and its cash flows for the three months ended March 31, 2018 and 2017. Interim results may not be indicative of full year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Reclassifications

In addition to the change in accounting principle discussed in Note 3, Revenue certain items in the accompanying condensed consolidated financial statements for the three months ended March 31, 2017 have been reclassified to conform to the current year’s presentation. These reclassifications did not affect the Company’s consolidated results of operations or cash flows.

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

Principles of Consolidation

As of March 31, 2018, RE/MAX Holdings owns 58.54% of the common membership units in RMCO and, as its managing member, RE/MAX Holdings controls RMCO’s operations, management and activities. As a result, RE/MAX Holdings consolidates RMCO and records a non-controlling interest in the accompanying Condensed Consolidated Balance Sheets and records net income attributable to the non-controlling interest and comprehensive income attributable to the non-controlling interest in the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, respectively.

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 became effective prospectively for the Company on January 1, 2018.  The Company concluded that the acquisition of booj meets the definition of a business.  See Note 6, Acquisitions for additional information.  The Company is still assessing the impact of this standard on any future independent region acquisitions, which have historically been accounted for as an acquisition of a business.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification for certain cash receipts and cash payments on the consolidated statement of cash flow.  ASU 2016-15 became effective for the Company on January 1, 2018 and required a retrospective transition method for each period presented.  Under the new guidance, the contingent consideration payments related to the purchase of Full House Mortgage Connection, Inc. (“Full House”), a franchisor of mortgage brokerages that created concepts used to develop Motto, are classified as financing outflows up to the $6.3 million acquisition date fair value and any cash payments paid in excess of the acquisition date fair value are classified as operating outflows. (See Note 6, Acquisitions).  The adoption of this standard had no other material impact on its financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent amendments, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective for the Company on January 1, 2018. The Company applied Topic 606 retrospectively which resulted in adjusting each prior reporting period presented. Additionally, the adoption of Topic 606 resulted in net cumulative adjustments to “Retained earnings” of $4.9 million and “Non-controlling interest” of $11.6 million which were recorded to the opening balance sheet as of January 1, 2016.  The adoption of the new guidance changed the timing of recognition of franchise sales and franchise renewal revenue. Previously, the Company recognized revenue upon completion of a sale or renewal. Under the new guidance, franchise sales and renewal revenue, which are included in “Franchise Sales and Other Revenue” in the Consolidated Statements of Income, are recognized over the contractual term of the franchise agreement. Previously, the Company expensed the commissions upon franchise sale completion.  Under the new guidance, the commissions related to franchise sales are recorded as a contract cost and are recognized over the contractual term of the franchise agreement.  The adoption of this standard had no material impact on other revenue streams.  See Note 3, Revenue for more information.

New Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), which adjusts the classification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for the Company beginning January 1, 2019. The standard is to be applied either in the period of adoption or retrospectively to each period effected by the Tax Cuts and Jobs Act. The Company completed the majority of its accounting for the tax effects of the Tax Cuts and Jobs Act as of December 31, 2017. The Company believes the amendments of ASU 2018-02 will not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

3. Revenue

Changes in Revenue Recognition Policies

The Company adopted the new revenue standard on January 1, 2018. The Company applied the new revenue standard retrospectively and has recast the 2017 condensed consolidated financial statements as though the new revenue standard had been applied in all periods presented.  The Company’s franchise agreements offer the following benefits to the franchisee: common use and promotion of RE/MAX trademarks; distinctive sales and promotional materials; access to technology; standardized supplies and other materials used in RE/MAX offices; and recommended procedures for operation of RE/MAX offices.  The Company concluded that these benefits are all a part of one performance obligation, a license of symbolic intellectual property.

Franchise sales is comprised of revenue from the sale or renewal of franchises. The Company previously recognized revenue at the time of sale. Under the new revenue standard, the franchise sale initial fees are considered to be a part of the license of symbolic intellectual property, which is now recognized over the contractual term of the franchise agreement, which is typically 5 years for RE/MAX and 7 years for Motto franchise agreements, respectively. Correspondingly, the commissions related to franchise sales are recorded as an asset (the current portion in “Other current assets” and long term portion in “Other assets, net of current portion”) and are recognized over the contractual term of the franchise agreement in “Selling, operating and administrative expenses”.

The following tables summarize the impacts of the new revenue standard adoption on the Company’s condensed consolidated financial statements (in thousands):

Condensed Consolidated Balance Sheet

	Impact of Changes in Accounting Policies
	As of December 31, 2017
	As previously reported	Adjustments	As adjusted
Accounts and notes receivable, current portion, net	$21,304	$(1,020)	$20,284
Income taxes receivable	870	93	963
Other current assets	6,924	1,050	7,974
Deferred tax assets, net	59,151	3,690	62,841
Other assets, net of current portion	1,563	2,460	4,023
Income taxes payable	133	(36)	97
Deferred revenue	18,918	6,350	25,268
Deferred revenue, net of current	-	20,228	20,228
Retained earnings	16,027	(7,627)	8,400
Accumulated other comprehensive income, net of tax	515	(56)	459
Non-controlling interest	(398,348)	(12,586)	(410,934)

Condensed Consolidated Statement of Income

	Impact of Changes in Accounting Policies
	Three Months Ended March 31, 2017
	As previously reported	Adjustments	As adjusted
Franchise sales and other revenue	$8,794	$(823)	$7,971
Selling, operating and administrative expenses	26,794	(140)	26,654
Net income	10,071	(683)	9,388
Net income attributable to non-controlling interest	5,159	(311)	4,848
Net income attributable to RE/MAX Holdings, Inc.	4,912	(372)	4,540
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	0.28	(0.02)	0.26
Diluted	0.28	(0.02)	0.26

Condensed Consolidated Statement of Comprehensive Income

	Impact of Changes in Accounting Policies
	Three Months Ended March 31, 2017
	As previously reported	Adjustments	As adjusted
Net income	$10,071	$(683)	$9,388
Change in cumulative translation adjustment	95	(6)	89
Comprehensive income	10,166	(689)	9,477
Comprehensive income attributable to non-controlling interest	5,210	(311)	4,899
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	4,956	(378)	4,578

Condensed Consolidated Statement of Cash Flows

	Impact on Changes in Accounting Policies
	Three Months Ended March 31, 2017
	As previously reported	Adjustments	As adjusted
Net income	$10,071	$(683)	$9,388
Changes in operating assets and liabilities	(2,368)	683	(1,685)

Revenue Recognition Under the New Revenue Standard

The Company generates all of its revenue from contracts with customers.  The following is a description of principal activities from which the Company generates its revenue.  The franchise agreements provide the franchisees the right to access intellectual property throughout the license period.  The method used to measure progress is over the passage of time for most streams of revenue.

Continuing Franchise Fees

The Company provides an ongoing trademark license, operational, training and administrative services and systems to RE/MAX franchisees, which include systems and tools that are designed to help the Company’s franchisees and their agents serve their customers and help franchisees attract new or retain existing agents. Revenue from continuing franchise fees consists of fixed contractual fees paid monthly by franchise owners and franchisees based on the number of RE/MAX agents in the respective franchised region or office and the number of Motto offices (no significant continuing franchise fees were generated by Motto during the periods presented). This revenue is recognized in the month for which the fee is billed.

Annual Dues

Annual dues revenue represents amounts assessed to agents for membership affiliation in the RE/MAX network. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the 12-month period to which it relates.

The activity in the Company’s annual dues deferred revenue consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Three months ended March 31, 2018	$15,297	$10,430	$(8,696)	$17,031

(a)Revenue recognized related to the beginning balance was $7.5 million for the three months ended March 31, 2018.

Broker Fees

Revenue from broker fees represents fees received from the Company’s RE/MAX franchised regions or franchise offices that are based on a percentage of RE/MAX agents’ gross commission income. Revenue from broker fees is recognized as revenue in the month when a home sale transaction occurs.

Franchise Sales

The activity in the Company’s deferred revenue is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets.

The activity in the Company’s franchise sales deferred revenue accounts consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Three months ended March 31, 2018	$27,943	$2,534	$(2,344)	$28,133

(a)Revenue recognized related to the beginning balance was $2.1 million for the three months ended March 31, 2018.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Expense recognized
	Balance at	that is included in	Additions to contract	Balance at end
	beginning of period	beginning balance	cost for new activity	of period
Three months ended March 31, 2018	$3,532	$(325)	$470	$3,677

Other Revenue

Other revenue is primarily revenue from preferred marketing arrangements, approved supplier programs, and event-based revenue from training and other programs. Revenue from preferred marketing arrangement involves both flat fees paid in advance as well as revenue sharing, both of which are generally recognized over the period of the arrangement.  Event-based revenue is recognized when the event occurs and until then is included in “Deferred revenue”. Other revenue also includes revenue contributed by booj for web site design, development, implementation, hosting and maintenance for its external customers.

Disaggregated Revenue

In the following table, revenue is disaggregated by geographical area for each of the three months ended March 31, 2018 and 2017 (in thousands):

	U.S.	Canada	Global and Other	Total
Three months ended March 31, 2018	$36,749	$5,763	$10,130	$52,642
Three months ended March 31, 2017	34,078	5,224	8,104	47,406

In the following table, revenue is disaggregated by owned or independent regions in the U.S. or Canada for each of the three months ended March 31, 2018 and 2017 (in thousands):

	Owned Regions	Independent Regions	Global and Other	Total
Three months ended March 31, 2018	$31,363	$11,149	$10,130	$52,642
Three months ended March 31, 2017	28,552	10,750	8,104	47,406

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remaining nine months of 2018	2019	2020	2021	2022	2023	Thereafter	Total
Annual dues	$16,029	$1,002	$-	$-	$-	$-	$-	$17,031
Franchise sales	5,898	6,426	5,086	3,653	2,091	952	4,027	28,133
Total	$21,927	$7,428	$5,086	$3,653	$2,091	$952	$4,027	$45,164

Using the transition requirements of the new standard, the Company has elected not to disclose the amount of the transaction price allocated to the remaining performance obligations or when the Company expects to recognize that amount as revenue for the year ended December 31, 2017.

4. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	March 31,		December 31,
	2018		2017
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	41.46%	12,559,600	41.51%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,733,302	58.54%	17,696,991	58.49%
Total common units in RMCO	30,292,902	100.00%	30,256,591	100.00%

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

	Three Months Ended March 31,
				2017
	2018			As adjusted*
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO (a)	58.51%	41.49%	100.00%	58.44%	41.56%	100.00%
Income before provision for income taxes	$6,453	$4,576	$11,029	$7,252	$5,166	$12,418
Provision for income taxes (b)(c)	(1,470)	(392)	(1,862)	(2,712)	(318)	(3,030)
Net income	$4,983	$4,184	$9,167	$4,540	$4,848	$9,388

*See Note 3, Revenue for more information.

(a)

The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest, which is based on ownership of common units in RMCO, due to certain relatively insignificant expenses recorded at RE/MAX Holdings.

(b)

The provision for income taxes attributable to RE/MAX Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO. However, it also includes its share of taxes directly incurred by RMCO and its subsidiaries, related primarily to tax liabilities in certain foreign jurisdictions.

(c)

The provision for income taxes attributable to the non-controlling interest represents its share of taxes related primarily to tax liabilities in certain foreign jurisdictions directly incurred by RMCO or its subsidiaries.  Because RMCO is a pass-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement (the “New RMCO, LLC Agreement”), RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Tax and other distributions	$1,700	$3,588
Dividend distributions	2,512	2,261
Total distributions to non-controlling unitholders	$4,212	$5,849

On May 2, 2018, the Company declared a distribution to non-controlling unitholders of $2.5 million, which is payable on May 30, 2018.

5. Earnings Per Share and Dividends

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended
	March 31,
		2017
	2018	As adjusted*
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$4,983	$4,540
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,709,095	17,662,842
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,709,095	17,662,842
Add dilutive effect of the following:
Restricted stock units	53,038	53,171
Weighted average shares of Class A common stock outstanding, diluted	17,762,133	17,716,013
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.28	$0.26
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.28	$0.26

*See Note 3, Revenue for more information.

Outstanding Class B common stock does not share in the earnings of RE/MAX Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Dividends

Dividends declared and paid quarterly per share on all outstanding shares of Class A common stock were as follows (in thousands, except share and per share information):

	Three Months Ended March 31,
	2018				2017
	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders
Dividend declared during quarter ended:
March 31	March 21, 2018	$0.20	$3,547	$2,512	March 22, 2017	$0.18	$3,184	$2,261

On May 2, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share on all outstanding shares of Class A common stock, which is payable on May 30, 2018 to stockholders of record at the close of business on May 16, 2018.

6. Acquisitions

Booj, LLC

On February 26, 2018, RE/MAX, LLC and its consolidated subsidiaries (“RE/MAX, LLC”) acquired all membership interests in booj, a real estate technology company, using $26.3 million in cash generated from operations, plus up to approximately $10.0 million in equity-based compensation to be earned over time, which will be accounted for as compensation expense in the future (see Note 12, Equity-Based Compensation for additional information).  RE/MAX, LLC acquired booj in order to deliver core technology solutions designed for RE/MAX affiliates.

Booj constitutes a business and was accounted for using the fair value acquisition method.  The Company has not completed the analysis necessary to conclude on its purchase price allocation.  However, the Company’s best, current estimate is that approximately $18.4 million will be recognized as goodwill with the remainder as amortizable intangibles, with the primary intangibles being related to technology.  These amounts are likely to change as the Company completes its purchase price allocation.  The goodwill is attributable to expected synergies and projected long term revenue growth.  All of the goodwill recognized is tax deductible.

Revenue and net income attributable to the acquisition of booj were not material for the three months ended March 31, 2018.

RE/MAX of Northern Illinois, Inc.

On November 15, 2017, RE/MAX, LLC acquired certain assets of RE/MAX of Northern Illinois, Inc. (“RE/MAX of Northern Illinois”), including the franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the region as well as the franchise agreements between the Independent Region and the franchisees, using $35.7 million in cash generated from operations. RE/MAX, LLC acquired these assets in order to expand its owned and operated regional franchising operations.

The following table summarizes the allocation of the purchase price to the fair value of assets acquired for RE/MAX of Northern Illinois (in thousands):

RE/MAX of Northern Illinois
Franchise agreements	$22,800
Goodwill	12,920
Total purchase price	$35,720

RE/MAX of Northern Illinois constitutes a business and was accounted for using the fair value acquisition method.  The total purchase price was allocated to the assets acquired based on their preliminary estimated fair values. The franchise agreements acquired were preliminarily valued using an income approach which utilizes level 3 inputs and are being amortized over a weighted-average useful life using the straight-line method.  The preliminary estimated fair value of the assets acquired is subject to adjustments based on the Company’s final assessment of the fair values of the franchise agreements, which is the acquired asset with the highest likelihood of changing upon finalization of the valuation process.  The excess of the total purchase price over the preliminary fair value of the identifiable assets acquired was recorded as goodwill.  The goodwill recognized is attributable to expected synergies and projected long term revenue growth.  All of the goodwill recognized is tax deductible.

Adjustments recorded during the measurement period are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined.  Revisions or adjustments are not made to any prior period information.  Adjustments to the accounting for RE/MAX of Northern Illinois were made during the three months ended March 31, 2018 to the consolidated balance sheet to increase “Goodwill” by $0.7 million with a corresponding decrease to “Franchise agreements, net” of $0.7 million.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of booj had occurred on January 1, 2017 and RE/MAX of Northern Illinois had occurred on January 1, 2016. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results, including additional amortization expense associated with the valuation of the acquired franchise agreements. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Total revenue	$53,908	$50,177	$43,820
Net income attributable to RE/MAX Holdings, Inc.	$4,291	$3,814	$5,010
Basic earnings per common share	$0.24	$0.22	$0.28
Diluted earnings per common share	$0.24	$0.22	$0.28

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of March 31, 2018			As of December 31, 2017
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$180,867	$(66,085)	$114,782	$181,567	$(62,218)	$119,349
Other intangible assets:
Software(a)	4.4	$13,357	$(7,903)	$5,454	$13,762	$(8,111)	$5,651
Trademarks	10.2	1,334	(682)	652	1,539	(902)	637
Non-compete	10.0	2,500	(375)	2,125	2,500	(312)	2,188
Other - booj(b)		7,875	—	7,875	—	—	—
Total other intangible assets	6.3	$25,066	$(8,960)	$16,106	$17,801	$(9,325)	$8,476

(a)

As of March 31, 2018 and December 31, 2017, capitalized software development costs of $0.7 million and $0.6 million, respectively, were related to information technology infrastructure projects not yet complete and ready for their intended use and thus were not subject to amortization.

(b)	Includes the preliminary intangible assets assumed with the acquisition of booj. See Note 6, Acquisitions for additional information.

Amortization expense for the three months ended March 31, 2018 and 2017 was $4.3 million and $5.8 million, respectively.

As of March 31, 2018 the estimated future amortization expense for the next five years related to intangible assets includes the preliminary intangible assets assumed with the acquisition of booj and is as follows (in thousands):

As of March 31, 2018:
Remainder of 2018	$14,206
2019	18,762
2020	18,561
2021	18,112
2022	15,797
$85,438

The following table presents changes to goodwill for the period from January 1, 2018 to March 31, 2018 (in thousands):

Balance, January 1, 2018	$135,213
Goodwill recognized related to current year acquisitions	18,375
Adjustments to acquisition accounting during the measurement period	700
Effect of changes in foreign currency exchange rates	(92)
Balance, March 31, 2018	$154,196

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payroll and related employee costs	$5,106	$3,874
Accrued taxes	1,235	1,635
Accrued professional fees	1,506	2,339
Other(a)	3,107	7,542
	$10,954	$15,390

(a)

Other accrued liabilities as of December 31, 2017 includes a $4.5 million payable in connection with the February 13, 2018 settlement, and subsequent payment, resulting from the litigation matter concerning the Company’s 2013 acquisition of the net assets of Tails, Inc. (“Tails”), as discussed in Note 14, Commitments and Contingencies.

9. Debt

Debt, net of current portion, consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Senior Secured Credit Facility	$231,475	$232,063
Less unamortized debt issuance costs	(1,705)	(1,780)
Less unamortized debt discount costs	(1,244)	(1,297)
Less current portion	(2,350)	(2,350)
	$226,176	$226,636

Maturities of debt are as follows (in thousands):

As of March 31, 2018:
Remainder of 2018	$1,763
2019	2,350
2020	2,350
2021	2,350
2022	2,350
Thereafter	220,312
$231,475

Senior Secured Credit Facility

RE/MAX, LLC is party to a credit agreement, dated December 15, 2016, with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders (the “Senior Secured Credit Facility”).  Borrowings under the term loans and revolving loans, if any outstanding, accrue interest at LIBOR (as long as LIBOR is not less than the floor of 0.75%) plus a maximum applicable margin of 2.75%. As of March 31, 2018, the interest rate was 5.05%.

As of March 31, 2018, the Company had no revolving loans outstanding under its Senior Secured Credit Facility. Whenever amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

10. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

A summary of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	As of March 31, 2018				As of December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$6,665	$-	$-	$6,665	$6,580	$-	$-	$6,580

The Company is required to pay additional purchase consideration totaling eight percent of gross revenues collected by Motto each year (the “Revenue Share Year”), beginning after September 30, 2017 and continuing through September 30, 2026, with no limitation as to the maximum payout. The annual payment to the former owner of Full House is required to be made within 120 days of the end of each Revenue Share Year. Each Revenue Share Year ends September 30. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay Full House with respect to the acquired business. The Company measures this liability each reporting period and recognizes changes in fair value, if any, in earnings of the Company. Any changes are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted cash payments derived from anticipated gross revenues.

The table below presents a reconciliation of all liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs for the period from January 1, 2018 to March 31, 2018 (in thousands):

Fair Value of Contingent Consideration Liability
Balance at January 1, 2018	$6,580
Fair value adjustments	135
Cash payments	(50)
Balance at March 31, 2018	$6,665

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the three months ended March 31, 2018.

The following table summarizes the carrying value and fair value of the Senior Secured Credit Facility as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,		December 31,
	2018		2017
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$228,526	$232,065	$228,986	$232,933

11. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 is based on an estimate of the Company’s annualized effective income tax rate.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of March 31, 2018, the Company does not believe it has any significant uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which includes significant changes to the U.S. corporate tax system.  On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC 740, Income Taxes (“ASC 740”) is incomplete. To the extent that a company's accounting for certain income tax effects of the Tax Cuts and Jobs Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Tax Cuts and Jobs Act.

The Company completed the majority of the accounting for the tax effects of the Tax Cuts and Jobs Act as of December 31, 2017. However, the Company’s analysis around the new foreign-derived intangible income (“FDII”) deduction remains incomplete. As such, the Company has not estimated or included a provisional adjustment for deferred tax assets related to the FDII deduction.  Also, there is uncertainty around the depreciable life of qualified property as well as eligibility for accelerated depreciation after September 27, 2017. Therefore the Company has not estimated a provisional amount for deferred tax assets related to qualified property depreciation expense.  In addition, the Company re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse.  The Company is still analyzing certain aspects of the Tax Cuts and Jobs Act and is refining its calculations, which could potentially affect the measurement of these balances.  In accordance with current SEC guidance, the Company will report the impact of these items in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of the Tax Cuts and Jobs Act.

12. Equity-Based Compensation

The RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) includes restricted stock units (“RSUs”) which may have time-based or performance-based vesting criteria. The Company recognizes equity-based compensation expense in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. The Company recognizes corporate income tax benefits relating to the vesting of restricted stock units in “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income.

Employee stock-based compensation expense under the Company’s 2013 Incentive Plan was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Expense from Time-based RSUs	$800	$527
Expense from Performance-based RSUs	468	35
Equity-based compensation expense	1,268	562
Tax benefit from equity-based compensation	(179)	(123)
Excess tax benefit from equity-based compensation	(72)	(207)
Net compensation cost	$1,017	$232

Time-based Restricted Stock Units

Time-based RSUs are valued using the Company’s closing stock price on the date of grant. Grants awarded to the Company’s Board of Directors generally vest over a one year period. Grants awarded to the Company’s employees, other than booj employees and former owners, generally vest equally in annual installments over a three year period. Grants awarded to booj employees and former owners vest in three installments over a four year period. Compensation expense is recognized on a straight line basis over the vesting period.

The following table summarizes equity-based compensation activity related to time-based RSUs as of and for the three months ended March 31, 2018:

	Time-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2018	105,862	$41.67
Granted	174,708	$55.51
Shares vested (including tax withholding)(a)	(46,520)	$44.32
Balance, March 31, 2018	234,050	$51.48

(a)

Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At March 31, 2018, there was $11.1 million of total unrecognized time-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.49 years for time-based restricted stock units.

Performance-based Restricted Stock Units

Performance-based RSUs for employees, other than booj employees and former owners, are stock-based awards in which the number of shares ultimately received depends on the Company’s achievement of a specified revenue as well as the Company’s total shareholder return (“TSR”) relative to the TSR of all companies in the S&P SmallCap 600 Index over a three year performance period. The number of shares that could be issued range from 0% to 150% of the participant’s target award.  Performance-based RSUs are valued on the date of grant using a Monte Carlo simulation for the TSR element of the award. The Company’s expense will be adjusted based on the estimated achievement of revenue versus target. Earned performance-based RSUs cliff-vest at the end of the three year performance period. Compensation expense is recognized on a straight line basis over the vesting period based on the Company’s estimated performance.

Performance-based RSUs granted to booj employees and former owners are stock-based awards in which the number of shares ultimately received depends on the achievement of certain technology requirements set forth in the agreement.  The number of shares that could be issued range from 0% to 100% of the participant’s target award.  The awards were valued using the Company’s closing stock price on the date of grant.  The Company’s expense will be adjusted based on the estimated achievement of the requirements. As of March 31, 2018, the Company expects full achievement of the requirements. Earned performance-based RSUs vest May 31, 2019 and November 1, 2019 as the corresponding requirements are achieved.  Compensation expense is recognized on a straight line basis over the vesting period based on the Company’s estimated performance.

The following table summarizes equity-based compensation activity related to performance-based RSUs as of and for the three months ended March 31, 2018:

	Performance-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2018	31,831	$57.88
Granted (a)	107,311	$55.20
Balance, March 31, 2018	139,142	$55.81

(a)	Represents the total participant target award.

At March 31, 2018, there was $6.4 million of total unrecognized performance-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.52 years for performance-based RSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 2,379,333 additional shares available for the Company to grant under the 2013 Incentive Plan as of March 31, 2018.

13. Leadership Change

On February 9, 2018, the Company announced the retirement of the Company’s President.  The Company entered into a Separation Agreement with the President, and pursuant to the terms of this agreement, the Company incurred a total cost of $1.8 million which was recorded to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2018, which will be paid over a 39-month period.

14. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable leases, subject to certain provisions for renewal options and escalation clauses.

Contingencies

In connection with the purchase of Full House, the Company entered into an arrangement to pay additional purchase consideration based on Motto’s future gross revenues collected, excluding certain fees, for each year beginning

October 1, 2017 through September 30, 2026.  As of March 31, 2018, this liability was estimated to be $6.7 million.  See Note 10, Fair Value Measurements for additional information.

In connection with the sale of the assets and liabilities related to the Company’s previously owned brokerages, the Company entered into three Assignment and Assumption of Lease Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments through July 2021 under the respective lease agreements and accordingly, as of March 31, 2018, the Company has outstanding lease guarantees of $3.2 million. This amount represents the maximum potential amount of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreements govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser.

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

On October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of Tails for consideration paid of $20.2   million. Following earlier litigation that was dismissed, several shareholders of Tails filed a complaint entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Gail Liniger, Dave Liniger, Bruce Benham, RE/MAX Holdings, Inc. and Tails Holdco, Inc. in Denver District Court ("Tails II"). On February 13, 2018, the parties signed a formal Settlement Agreement and Mutual General Release.  On February 27, 2018 the Company received $1.9 million from its insurance carriers as reimbursement of attorneys’ fees and a portion of the settlement.  On February 28, 2018, the Company paid $4.5 million to satisfy the terms of the Settlement Agreement. As a result of the settlement, the litigation was dismissed with prejudice on March 1, 2018.

Management of the Company believes no other such litigation matters involving a reasonably possible chance of loss will not, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

15. Related-Party Transactions

The majority stockholders of RIHI, including the Company’s current Chairman and Co-Founder and the Company’s Vice Chair and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. The Company used the golf course and related facilities for business purposes at minimal charge for the three months ended March 31, 2018 and 2017.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities (primarily the Company’s affiliated advertising funds), and it allows these companies to share its leased office space. During the three months ended March 31, 2018 and 2017, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $1.0 million and $0.8 million, respectively. Amounts are generally paid within 30 days and no amounts were outstanding at March 31, 2018 or December 31, 2017.

Related party advertising funds had current outstanding amounts due from the Company of $0.2 million and $0.1 million as of March 31, 2018 and December 31, 2017, respectively. Such amounts are included in “Accounts payable” in the accompanying Condensed Consolidated Balance Sheets.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in our most recent Annual Report on Form 10-K for the year ended December 31, 2017.

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

•	our growth strategy of increasing our agent count;
•	our ability to expand our network of franchises in both new and existing but underpenetrated markets;
•	our expectations regarding the growth of Motto Mortgage, our mortgage brokerage franchise;
•	our growth strategy of increasing our number of closed transaction sides and transaction sides per agent;
•	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
•	the pursuit of future reacquisitions of Independent Regions;
•	our intention to pay dividends;
•	our future financial performance;
•	our ability to forecast selling, operating and administrative expenses;
•	the effects of laws applying to our business;
•	our ability to retain our senior management and other key employees;
•	our intention to pursue additional intellectual property protections;
•	our future compliance with U.S. or state franchise regulations;
•	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our information technology infrastructure;
•	the anticipated benefits of our advertising strategy;
•	our intention to repatriate cash generated by our Canadian operations to the U.S. on a regular basis in order to minimize the impact of currency gains and losses;
•	our ability to effectively implement and account for changes in U.S. tax laws, including the Tax Cuts and Jobs Act;

•

the implications of the previously-disclosed investigation by the special committee of the board of directors (the “Special Committee Investigation”) of actions of certain members of the Company’s senior management, which was concluded in February 2018, and its impact of the findings and recommendations on us and our operations;

•	our remedial efforts and other measures in response to the outcome, findings and recommendations of the Special Committee Investigation;
•

our Board of Directors and management structure, including the roles of Adam Contos and the senior management team, the roles of David Liniger and of Richard Covey and the independent members of the Board of Directors; and

•	the anticipated benefits of the acquisition of booj and other aspects of our technology strategy.

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

Business Overview

We are one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the U.S. under the Motto Mortgage brand (“Motto”). RE/MAX, founded in 1973, has over 120,000 agents operating in over 7,000 offices and a presence in more than 100 countries and territories. Nobody in the world sells more real estate than RE/MAX, as measured by residential transaction sides. The RE/MAX brand has the highest level of unaided brand awareness in real estate in the U.S. and Canada according to a consumer study conducted by MMR Strategy Group, and our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world. Motto, founded in 2016, is the first national mortgage brokerage franchise offering in the U.S. During the first quarter of 2018, we acquired all membership interests in booj, LLC, formerly known as Active Website, LLC, (“booj”), a real estate technology company.

Financial and Operational Highlights – Three Months Ended March 31, 2018

(Compared to three months ended March 31, 2017, as adjusted*, unless otherwise noted)

*See Note 3, Revenue for more information.

•	Total agent count grew by 6.2% to 120,821 agents.
•	U.S. and Canada combined agent count increased 1.9% to 84,829 agents.
•	Revenue of $52.6 million, up 11.0% from the prior year.
•	Net income attributable to RE/MAX Holdings, Inc. of $5.0 million.
•	Adjusted EBITDA of $22.8 million and Adjusted EBITDA margin of 43.4%.

During the three months ended March 31, 2018 we grew our total agent count 6.2%.  We sold 8 Motto franchises during the three months ended March 31, 2018 resulting in a total of 74 Motto franchises sold from inception through March 31, 2018.  Our revenue increased $5.2 million, or 11.0%, to $52.6 million primarily due to organic growth as a result of agent count increases, rising average home prices, event-based revenue from our annual convention in the U.S. and Motto expansion.  The acquisitions of RE/MAX of Northern Illinois and booj added $1.7 million or 3.7% to revenue.  These increases to revenue were partially offset by $2.1 million of fees incurred related to the Special Committee Investigation, $1.8 million in severance and other related charges due to the retirement of the Company’s former President and higher operating expenses related to Motto and booj.

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

			Change
	As of March 31,		Favorable/(Unfavorable)
	2018	2017	#	%
RE/MAX Agent Count:
U.S.	63,612	62,441	1,171	1.9%
Canada	21,217	20,836	381	1.8%
U.S. and Canada Total	84,829	83,277	1,552	1.9%
Outside U.S. and Canada	35,992	30,527	5,465	17.9%
Network-wide agent count	120,821	113,804	7,017	6.2%

	Three Months Ended
	March 31,
		2017
	2018	As adjusted*
	(in thousands, except percentages)
Total revenue	$52,642	$47,406
Total selling, operating and administrative expenses	$34,368	$26,654
Operating income	$13,717	$14,769
Net income attributable to RE/MAX Holdings, Inc.	$4,983	$4,540
Adjusted EBITDA(1)	$22,844	$21,943
Adjusted EBITDA margin(1)	43.4%	46.3%

*See Note 3, Revenue for more information.

(1)

See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable

U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

A summary of the components of our revenue for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
	(in thousands, except percentages)
Revenue:
Continuing franchise fees	$25,240	$22,965	$2,275	9.9%
Annual dues	8,696	8,235	461	5.6%
Broker fees	9,188	8,235	953	11.6%
Franchise sales and other revenue	9,518	7,971	1,547	19.4%
Total revenue	$52,642	$47,406	$5,236	11.0%

*See Note 3, Revenue for more information.

Consolidated revenue increased due to organic growth primarily as a result of higher event-based revenue from our annual convention in the U.S., agent count increases, rising average home prices and Motto expansion.  Contributions due to the acquisitions of RE/MAX of Northern Illinois and booj added $1.7 million or 3.7%.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of contributions from the acquisition of RE/MAX of Northern Illinois, which added $0.9 million, agent count growth and Motto expansion.

Annual Dues

Revenue from annual dues increased primarily due to an increase in agent count in the U.S. and Canada and July 1, 2017 fee increases. Revenue from annual dues is not affected by our acquisitions of Independent Regions because agents in the U.S. and Canadian Independent Regions already pay annual dues to us in the same amounts as agents in Company-owned Regions.

Broker Fees

Revenue from broker fees increased primarily due to organic growth of $0.7 million driven primarily by rising average home prices and agent count growth.  Contributions from the acquisition of RE/MAX of Northern Illinois added $0.2 million.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to event-based revenue from our annual convention in the U.S. and revenue contributed from booj.

Operating Expenses

A summary of the components of our operating expenses for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
	(in thousands, except percentages)
Operating expenses:
Selling, operating and administrative expenses	$34,368	$26,654	$(7,714)	(28.9)%
Depreciation and amortization	4,575	5,995	1,420	23.7%
Gain on sale or disposition of assets, net	(18)	(12)	6	50.0%
Total operating expenses	$38,925	$32,637	$(6,288)	(19.3)%
Percent of revenue	73.9%	68.8%

*See Note 3, Revenue for more information.

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

A summary of the components of our selling, operating and administrative expenses for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
	(in thousands, except percentages)
Selling, operating and administrative expenses:
Personnel	$14,949	$11,241	$(3,708)	(33.0)%
Professional fees	5,627	3,496	(2,131)	(61.0)%
Rent and related facility operations	2,380	2,330	(50)	(2.1)%
Other	11,412	9,587	(1,825)	(19.0)%
Total selling, operating and administrative expenses	$34,368	$26,654	$(7,714)	(28.9)%
Percent of revenue	65.3%	56.2%

*See Note 3, Revenue for more information.

Total selling, operating and administrative expenses increased as follows:

•

Personnel costs increased primarily due to severance and other related charges of $1.8 million in connection with the retirement of the Company’s former President, $1.2 million in personnel costs, including incremental stock-based compensation expense, related to the acquisition of booj and increased personnel investments to support Motto.

•	Professional fees increased primarily due to $2.0 million in costs related to the Special Committee Investigation.

•

Other selling, operating and administrative expenses increased due to higher operating expenses related to Motto, expenses incurred in connection with the acquisitions of RE/MAX of Northern Illinois and booj as well as increases in expenses related to higher attendance at our annual convention in the U.S.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to certain acquired franchise agreements reaching the end of their contractual term partially offset by amortization expense related to the franchise agreements acquired in connection with the acquisition of Northern Illinois.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended March 31, 2018 and 2017, is as follows:

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2018	2017	$	%
	(in thousands, except percentages)
Other expenses, net:
Interest expense	$(2,724)	$(2,354)	$(370)	(15.7)%
Interest income	119	26	93	n/a
Foreign currency transaction loss	(83)	(23)	(60)	n/a
Total other expenses, net	$(2,688)	$(2,351)	$(337)	(14.3)%
Percent of revenue	5.1%	5.0%

Other expenses, net increased primarily due to an increase in interest expense as a result of increasing interest rates on our Senior Secured Credit Facility.

Provision for Income Taxes

Our effective income tax rate decreased to 16.9% from 24.4% for the three months ended March 31, 2018 and 2017, respectively, primarily due to the Tax Cuts and Jobs Act enacted in December 2017 which resulted in a substantial decrease in our deferred tax asset due to the reduction in our corporate tax rate.  See Note 11, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act.  Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state and foreign income tax rates. See Note 4, Non-controlling Interest for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, decreased $0.7 million primarily due to a decrease in RMCO’s net income during the three months ended March 31, 2018 compared to March 31, 2017.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $22.8 million for the three months ended March 31, 2018, an increase of $0.9 million from the comparable prior year period. Adjusted EBITDA increased primarily due to contributions from the acquisition of RE/MAX of Northern Illinois, agent count growth, increased attendance at our annual convention and increasing home prices, partially offset by severance and other related charges due to the retirement of the Company’s former President and higher operating expenses related to Motto and booj.

Non-GAAP Financial Measures

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. GAAP, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, equity-based compensation expense, acquisition related expense, Special Committee Investigation expense, expense or income related to changes in the estimated fair value measurement of contingent consideration and other non-recurring items.  During the first quarter of 2018, we revised our definition of Adjusted EBITDA to better reflect the performance of our business. We now adjust for expense or income related to changes in the estimated fair value measurement of contingent consideration as these are non-cash items that management believes are not reflective of operating performance. Adjusted EBITDA was revised in prior periods to reflect this change for consistency in presentation.

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

A reconciliation of Adjusted EBITDA to net income for our consolidated results for the three months ended March 31, 2018 and 2017 is set forth in the following table (in thousands):

	Three Months Ended
	March 31,
		2017
	2018	As adjusted*
Net income	$9,167	$9,388
Depreciation and amortization	4,575	5,995
Interest expense	2,724	2,354
Interest income	(119)	(26)
Provision for income taxes	1,862	3,030
EBITDA	18,209	20,741
Gain on sale or disposition of assets and sublease, net (1)	(28)	(47)
Equity-based compensation expense	1,268	562
Acquisition related expense (2)	1,174	557
Special Committee Investigation expense (3)	2,086	—
Fair value adjustments to contingent consideration (4)	135	130
Adjusted EBITDA	$22,844	$21,943

*See Note 3, Revenue for more information.

(1)	Represents (gain) loss on the sale or disposition of assets as well as the (gains) losses on the sublease of a portion of our corporate headquarters office building.
(2)

Acquisition related expense includes legal costs incurred in connection with our acquisition and integration of certain assets of Tails in October 2013, expenses related to the acquisitions of certain independent regions during 2016 (New Jersey, Georgia, Kentucky/Tennessee and Southern Ohio), RE/MAX of Northern Illinois in 2017 and booj in 2018. Costs include legal, accounting and advisory fees and consulting fees for integration services.

(3)

Special Committee Investigation expense relates to costs incurred in relation to the previously-disclosed investigation by the special committee of independent directors of actions of certain members of our senior management.

(4)

Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability related to the acquisition of Full House.  See Note 10, Fair Value Measurements for additional information.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and improving conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of agents in the RE/MAX network. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	cash consideration for acquisitions and acquisition-related expenses;
(iv)	principal payments and related interest payments on our Senior Secured Credit Facility;
(v)	dividend payments to stockholders of our Class A common stock;
(vi)

distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s fourth amended and restated limited liability company operating agreement (“the New RMCO, LLC Agreement”);

(vii)	corporate tax payments paid by the Company; and
(viii)	payments to the TRA Parties pursuant to the TRAs.

We have satisfied these needs primarily through our existing cash balances, cash generated by our operations and funds available under our Senior Secured Credit Facility.

Financing Resources

On December 15, 2016, RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides to RE/MAX, LLC $235.0 million in term loans and a $10.0 million revolving facility.

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50.0% of excess cash flow at the end of the applicable fiscal year if RE/MAX, LLC’s total leverage ratio as defined in the Senior Secured Credit Facility is in excess of 3.25:1.00, with such percentage decreasing as RE/MAX, LLC’s leverage ratio decreases.

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

The Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations and liquidations. With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

The Senior Secured Credit Facility restricts the aggregate acquisition consideration for permitted acquisitions, in a situation in which RE/MAX, LLC would not be in pro forma compliance with a 3.5:1.0 total leverage ratio (based on how such term is defined therein), to $100.0 million in any fiscal year. The Senior Secured Credit Facility also provides for incremental facilities, subject to lender participation, as long as the total leverage ratio (calculated as net debt to EBITDA as defined therein) remains below 4.00:1.00.

As of March 31, 2018, RE/MAX, LLC had $228.5 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility. If any loan or other amounts are outstanding under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

Sources and Uses of Cash

As of March 31, 2018 and December 31, 2017, we had $30.1 million and $50.8 million, respectively of cash and cash equivalents, of which approximately $0.6 million and $0.8 million were denominated in foreign currencies, respectively.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Cash provided by (used in):
Operating activities	$13,572	$14,095	$(523)
Investing activities	(26,941)	(657)	(26,284)
Financing activities	(7,322)	(6,507)	(815)
Effect of exchange rate changes on cash	(13)	98	(111)
Net change in cash and cash equivalents	$(20,704)	$7,029	$(27,733)

Operating Activities

During the three months ended March 31, 2018, cash provided by operating activities decreased slightly primarily as a result of:

•	the February 2018 net payment of $2.6 million to satisfy the terms of a litigation settlement that did not occur in the prior year period;
•	offset by the $1.9 million TRA payment that occurred in the prior year period that did not occur in the current year period; and
•	timing differences on various operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2018, cash used in investing activities increased primarily as a result of the acquisition of booj.

Financing Activities

During the three months ended March 31, 2018 cash used in financing activities increased slightly primarily as a result of an increase in cash paid to Class A common stockholders and non-controlling unitholders due to our Board of Directors declaring a dividend of $0.20 per share on all outstanding shares of Class A common stock in the first quarter of 2018 compared to a dividend of $0.18 per share on all outstanding shares of Class A common stock in the first quarter of 2017.

Cash Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, access to our revolving line of credit and incremental facilities under our Senior Secured Credit Facility available to support the needs of our business.

Acquisitions

As part of our growth strategy we may pursue reacquisitions of regional franchise rights in Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets or customers, or otherwise complement our existing operations.  We would fund any such growth with existing cash balances, funds generated from operations and access to our revolving line of credit and incremental facilities under our Senior Secured Credit Facility.

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $0.7 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively. Amounts paid for purchases of property, equipment and software primarily related to investments in our information technology infrastructure and leasehold improvements. In order to expand our technological capabilities, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees and agents in our network. Total capital expenditures for 2018 are expected to be between $7.0 million and $8.0 million as a result of increased investments in our technology infrastructure and core technology solutions designed for and with RE/MAX affiliates.

Dividends

Our Board of Directors declared and paid quarterly cash dividends of $0.20 per share on all outstanding shares of Class A common stock during the first quarter of 2018, as disclosed in Note 5, Earnings Per Share and Dividends. On May 2, 2018, our Board of Directors declared a quarterly cash dividend of $0.20 per share on all outstanding shares of Class A common stock, which is payable on May 30, 2018 to stockholders of record at the close of business on May 16, 2018.  The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

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

Throughout the year until completion of its tax returns with respect to such year, RMCO may pay required or pro-rata true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the year. See Note 4, Non-controlling Interest for further details on distributions made by RMCO.

Payments Pursuant to the Tax Receivable Agreements

As of March 31, 2018, the Company reflected a total liability of $53.2 million under the terms of these TRAs.  The liability pursuant to the TRAs will increase in the future upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. We receive funding from RMCO in order to fund the payment of amounts due under the TRAs.

The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by RIHI, the price of our Class A common stock at the time of such exchanges, the amount and timing of the taxable income we generate in the future and the tax rate then applicable.

Distributions and other payments pursuant to the New RMCO, LLC Agreement and TRAs in the three months ended March 31, 2018 and 2017 were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Distributions and other payments pursuant to the New RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$9	$20
Dividend distributions	2,512	2,261
Total distributions to RIHI	2,521	2,281
Payments pursuant to the TRAs	-	1,931
Total distributions to RIHI and TRA payments	$2,521	$4,212

Commitments and Contingencies

Except for the outstanding lease guarantees acquired in connection with the dispositions of our previously owned brokerages as disclosed in Note 14, Commitments and Contingencies our management does not believe there are any other matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of March 31, 2018.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017, for which there were no material changes, included:

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At March 31, 2018, $228.5 million in term loans were outstanding under our Senior Secured Credit Facility. As of March 31, 2018, the undrawn borrowing availability under the revolving line of credit under our Senior Secured Credit Facility was $10.0 million. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility entered into in December 2016 is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of March 31, 2018, the interest rate was 5.05%. If LIBOR rises, then each hypothetical 0.125% increase would result in additional annual interest expense of $0.3 million.

Currency Risk

We have a network of global franchisees in over 100 countries and territories. Fees imposed on independent franchisees and agents in foreign countries are charged in the local currency. Fluctuations in exchange rates of the U.S. dollar against foreign currencies and cash held in foreign currencies can result, and have resulted, in fluctuations in our operating income and foreign exchange transaction gains and losses, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity but may do so in the future. During the three months ended March 31, 2018, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to pre-tax income of approximately $0.3 million.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2018 our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in the Company’s Annual Report on Form 10-K, management has determined that the Company did not have an effective risk assessment process to identify and assess the financial reporting risks related to benefits provided by principal stockholders.  As a consequence, the Company did not have effective controls and training of personnel over the identification and communication of related party transactions to financial reporting personnel, management and the Board, as appropriate, to identify and evaluate recognition, measurement and disclosure of such transactions. These control deficiencies resulted in misstatements in the consolidated financial statements that were corrected in current and prior periods as discussed in the Company’s Annual Report on Form 10-K. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and, therefore, management concluded that the control deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2018.

Notwithstanding the material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Plans

To remediate the material weakness in internal control over financial reporting, we are making several changes, including the following:

•	adopting additional policies and procedures for reviewing and approving transactions involving our senior management and controlling stockholder;
•	strengthening our process for ensuring the Company has a complete and accurate accounting of all related party transactions involving principal stockholders;
•	providing additional training to all officers and directors related to reporting and review of certain transactions; and
•	adopting enhanced procedures for the review by our Chief Compliance Officer and Board of Directors of related party transactions.

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

Changes in Internal Control over Financial Reporting

Except as related to the material weakness and remedial measures described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our first quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”).  There have been no material changes in our risk factors as disclosed in our 2017 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Separation Agreement, Waiver and Release, dated February 8, 2018, between Geoffrey Lewis and RE/MAX, LLC*					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

RE/MAX Holdings, Inc. (Registrant)

Date:	May 4, 2018	By:	/s/ Adam M. Contos
Adam M. Contos
Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2018	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2018	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)