Form 10-Q
period 2018-06-30
RE/MAX Holdings, Inc.
filed 2018-08-03
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of July 31, 2018 was 17,746,184 and 1, respectively.

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2018 and June 30, 2017	4
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2018 and June 30, 2017	5
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2018	6
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and June 30, 2017	7
	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	44

Item 4.	Controls and Procedures	45

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

	SIGNATURES	49

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

		December 31,
	June 30,	2017
	2018	As adjusted*
Assets
Current assets:
Cash and cash equivalents	$39,839	$50,807
Accounts and notes receivable, current portion, less allowances of $6,864 and $7,223, respectively	23,527	20,284
Income taxes receivable	1,731	963
Other current assets	5,207	7,974
Total current assets	70,304	80,028
Property and equipment, net of accumulated depreciation of $12,652 and $12,326, respectively	3,786	2,905
Franchise agreements, net	110,907	119,349
Other intangible assets, net	15,747	8,476
Goodwill	154,415	135,213
Deferred tax assets, net	60,790	62,841
Other assets, net of current portion	4,408	4,023
Total assets	$420,357	$412,835
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$475	$517
Accrued liabilities	10,625	15,390
Income taxes payable	42	97
Deferred revenue	25,906	25,268
Current portion of debt	2,715	2,350
Current portion of payable pursuant to tax receivable agreements	6,299	6,252
Total current liabilities	46,062	49,874
Debt, net of current portion	226,401	226,636
Payable pursuant to tax receivable agreements, net of current portion	46,923	46,923
Deferred tax liabilities, net	155	151
Deferred revenue, net of current portion	20,267	20,228
Other liabilities, net of current portion	20,013	19,897
Total liabilities	359,821	363,709
Commitments and contingencies (note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,746,184 shares issued and outstanding as of June 30, 2018; 17,696,991 shares issued and outstanding as of December 31, 2017	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	454,045	451,199
Retained earnings	13,822	8,400
Accumulated other comprehensive income, net of tax	362	459
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	468,231	460,060
Non-controlling interest	(407,695)	(410,934)
Total stockholders' equity	60,536	49,126
Total liabilities and stockholders' equity	$420,357	$412,835

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Revenue:
Continuing franchise fees	$25,211	$23,284	$50,451	$46,249
Annual dues	8,973	8,320	17,669	16,556
Broker fees	13,993	12,555	23,181	20,789
Franchise sales and other revenue	6,100	4,568	15,618	12,539
Total revenue	54,277	48,727	106,919	96,133
Operating expenses:
Selling, operating and administrative expenses	28,307	20,670	62,675	47,324
Depreciation and amortization	5,069	5,397	9,644	11,392
Gain on sale or disposition of assets, net	(13)	(12)	(31)	(25)
Total operating expenses	33,363	26,055	72,288	58,691
Operating income	20,914	22,672	34,631	37,442
Other expenses, net:
Interest expense	(3,171)	(2,462)	(5,895)	(4,816)
Interest income	98	25	217	50
Foreign currency transaction (losses) gains	(103)	39	(186)	16
Total other expenses, net	(3,176)	(2,398)	(5,864)	(4,750)
Income before provision for income taxes	17,738	20,274	28,767	32,692
Provision for income taxes	(3,147)	(4,735)	(5,009)	(7,765)
Net income	$14,591	$15,539	$23,758	$24,927
Less: net income attributable to non-controlling interest (note 4)	6,943	8,081	11,127	12,929
Net income attributable to RE/MAX Holdings, Inc.	$7,648	$7,458	$12,631	$11,998

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.43	$0.42	$0.71	$0.68
Diluted	$0.43	$0.42	$0.71	$0.68
Weighted average shares of Class A common stock outstanding
Basic	17,746,042	17,696,842	17,727,671	17,679,936
Diluted	17,769,641	17,723,802	17,763,592	17,720,564
Cash dividends declared per share of Class A common stock	$0.20	$0.18	$0.40	$0.36

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Net income	$14,591	$15,539	$23,758	$24,927
Change in cumulative translation adjustment	(85)	351	(167)	440
Other comprehensive (loss) income, net of tax	(85)	351	(167)	440
Comprehensive income	14,506	15,890	23,591	25,367
Less: comprehensive income attributable to non-controlling interest	6,912	8,277	11,057	13,176
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$7,594	$7,613	$12,534	$12,191

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
As adjusted* balances, January 1, 2018	17,696,991	$2	1	$—	$451,199	$8,400	$459	$(410,934)	$49,126
Net income	—	—	—	—	—	12,631	—	11,127	23,758
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(7,818)	(7,818)
Equity-based compensation and related dividend equivalents	64,878	—	—	—	3,430	(113)	—	—	3,317
Dividends to Class A common stockholders	—	—	—	—	—	(7,096)	—	—	(7,096)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(97)	(70)	(167)
Payroll taxes related to net settled restricted stock units	(15,685)	—	—	—	(895)	—	—	—	(895)
Other	—	—	—	—	311	—	—	—	311
Balances, June 30, 2018	17,746,184	$2	1	$—	$454,045	$13,822	$362	$(407,695)	$60,536

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
		2017
	2018	As adjusted*
Cash flows from operating activities:
Net income	$23,758	$24,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,644	11,392
Bad debt expense	823	587
Equity-based compensation expense	3,424	1,293
Deferred income tax expense	2,060	2,674
Fair value adjustments to contingent consideration	80	(170)
Other, net	426	231
Changes in operating assets and liabilities	(6,285)	(7,993)
Net cash provided by operating activities	33,930	32,941
Cash flows from investing activities:
Purchases of property, equipment and software and capitalization of trademark costs	(1,441)	(1,323)
Acquisitions, net of cash acquired of $362 and $0, respectively	(25,888)	—
Net cash used in investing activities	(27,329)	(1,323)
Cash flows from financing activities:
Payments on debt	(1,554)	(1,180)
Distributions paid to non-controlling unitholders	(7,818)	(10,971)
Dividends and dividend equivalents paid to Class A common stockholders	(7,209)	(6,422)
Payment of payroll taxes related to net settled restricted stock units	(895)	(816)
Payment of contingent consideration	(50)	—
Net cash used in financing activities	(17,526)	(19,389)
Effect of exchange rate changes on cash	(43)	479
Net (decrease) increase in cash and cash equivalents	(10,968)	12,708
Cash and cash equivalents, beginning of year	50,807	57,609
Cash and cash equivalents, end of period	$39,839	$70,317
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,616	$4,904
Net cash paid for income taxes	$3,741	$7,564
Schedule of non-cash investing and financing activities:
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	$259	$199

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) completed an initial public offering (the “IPO”) of its shares of Class A common stock on October 7, 2013. RE/MAX Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of June 30, 2018, RE/MAX Holdings owns 58.56% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.44% of common membership units in RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

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

The Company’s revenue comprises of continuing franchise fees, annual dues, broker fees and franchise sales and other revenue. See Note 3, Revenue for additional information on revenue streams.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2017, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2018 and December 31, 2017 and the results of its operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, cash flows for the six months ended June 30, 2018 and 2017 and changes in its stockholders’ equity for the six months ended June 30, 2018. Interim results may not be indicative of full-year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Reclassifications

In addition to the change in accounting principle discussed in Note 3, Revenue certain items in the accompanying condensed consolidated financial statements for the six months ended June 30, 2017 have been reclassified to conform to the current year’s presentation. These reclassifications did not affect the Company’s consolidated results of operations or cash flows.

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

Segment Reporting

In February 2018, the Company both (a) acquired all membership interests in booj and (b) promoted Adam Contos to the role of sole Chief Executive Officer. Because of these changes and the continued growth of Motto, in the second quarter of 2018 the Company reevaluated the information used by the chief operating decision maker to evaluate performance and make resource allocation decisions. As a result of the reevaluation, the Company determined it was operating under the following three segments: RE/MAX Franchising, Motto Franchising and booj. Due to the immateriality of the Motto Franchising and booj operating segments, the Company has only one reportable segment, RE/MAX Franchising. The RE/MAX Franchising reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name and corporate-wide shared services expenses. Other comprises Motto Franchising and booj. All prior segment information has been recasted to reflect the Company’s new segment structure.

Principles of Consolidation

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

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 became effective prospectively for the Company on January 1, 2018.  The Company concluded that the acquisition of booj meets the definition of a business.  See Note 6, Acquisitions for additional information.  The Company has also concluded that it expects future Independent Region acquisitions to be accounted for as an acquisition of a business.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification for certain cash receipts and cash payments on the Consolidated Statement of Cash Flows.  ASU 2016-15 became effective for the Company on January 1, 2018 and required a retrospective transition method for each period presented.  Under the new guidance, the contingent consideration payments related to the purchase of Full House Mortgage Connection, Inc. (“Full House”), a franchisor of mortgage brokerages that created concepts used to develop Motto, are classified as financing outflows up to the $6.3 million acquisition date fair value and any cash payments paid in excess of the acquisition date fair value are classified as operating outflows. (See Note 6, Acquisitions).  The adoption of this standard had no other material impact on its financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent amendments, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective for the Company on January 1, 2018. The Company applied Topic 606 retrospectively which resulted in adjusting each prior reporting period presented. Additionally, the adoption of Topic 606 resulted in net cumulative adjustments to “Retained earnings” of $4.9 million and “Non-controlling interest” of $11.6 million which were recorded to the opening balance sheet as of January 1, 2016.  The adoption of the new guidance changed the timing of recognition of franchise sales and franchise renewal revenue. Previously, the Company recognized revenue upon completion of a sale or renewal. Under the new guidance, franchise sales and renewal revenue, which are included in “Franchise Sales and Other Revenue” in the Consolidated Statements of Income, are recognized over the contractual term of the franchise agreement. Previously, the Company expensed the commissions upon franchise sale completion.  Under the new guidance, the commissions related to franchise sales are recorded as a contract cost when paid and are recognized as expense over the contractual term of the franchise agreement.  The adoption of this standard had no material impact on other revenue streams.  See Note 3, Revenue for more information.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities that arise from all leases on the consolidated balance sheets. ASU 2016-02 is required to be adopted by the Company on January 1, 2019.  The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has several building leases and other smaller leases and is still assessing the application of this standard for those leases. The Company has not yet determined the exact effect of the standard on its consolidated financial statements and related disclosures but expects a material increase in both “Total assets” and “Total liabilities” on the Condensed Consolidated Balance Sheets upon implementation.

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

Franchise sales is comprised of revenue from the sale or renewal of franchises. The Company previously recognized revenue at the time of sale. Under the new revenue standard, the franchise sale initial fees are considered to be a part of the license of symbolic intellectual property, which is now recognized over the contractual term of the franchise agreement, which is typically 5 years for RE/MAX and 7 years for Motto franchise agreements, respectively. Correspondingly, the commissions related to franchise sales are recorded as an asset (the current portion in “Other current assets” and long-term portion in “Other assets, net of current portion”) and are recognized over the contractual term of the franchise agreement in “Selling, operating and administrative expenses”.

The following tables summarize the impacts of the new revenue standard adoption on the Company’s condensed consolidated financial statements (in thousands):

Condensed Consolidated Balance Sheet

	Impact of Changes in Accounting Policies
	As of December 31, 2017
	As previously reported	Adjustments	As adjusted
Accounts and notes receivable, current portion, net	$21,304	$(1,020)	$20,284
Income taxes receivable	870	93	963
Other current assets	6,924	1,050	7,974
Deferred tax assets, net	59,151	3,690	62,841
Other assets, net of current portion	1,563	2,460	4,023
Income taxes payable	133	(36)	97
Deferred revenue	18,918	6,350	25,268
Deferred revenue, net of current	-	20,228	20,228
Retained earnings	16,027	(7,627)	8,400
Accumulated other comprehensive income, net of tax	515	(56)	459
Non-controlling interest	398,348	12,586	410,934

Condensed Consolidated Statement of Income

	Impact of Changes in Accounting Policies
	Three Months Ended June 30, 2017
	As previously reported	Adjustments	As adjusted
Franchise sales and other revenue	$4,660	$(92)	$4,568
Selling, operating and administrative expenses	20,637	33	20,670
Provision for income taxes	4,762	(27)	4,735
Net income	15,637	(98)	15,539
Net income attributable to non-controlling interest	8,108	(27)	8,081
Net income attributable to RE/MAX Holdings, Inc.	7,529	(71)	7,458
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock:
Basic	0.43	(0.01)	0.42
Diluted	0.42	(0.00)	0.42

	Impact of Changes in Accounting Policies
	Six Months Ended June 30, 2017
	As previously reported	Adjustments	As adjusted
Franchise sales and other revenue	$13,454	$(915)	$12,539
Selling, operating and administrative expenses	47,431	(107)	47,324
Provision for income taxes	7,792	(27)	7,765
Net income	25,708	(781)	24,927
Net income attributable to non-controlling interest	13,266	(337)	12,929
Net income attributable to RE/MAX Holdings, Inc.	12,442	(444)	11,998
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock:
Basic	0.70	(0.02)	0.68
Diluted	0.70	(0.02)	0.68

Condensed Consolidated Statement of Comprehensive Income

	Impact of Changes in Accounting Policies
	Three Months Ended June 30, 2017
	As previously reported	Adjustments	As adjusted
Net income	$15,637	$(98)	$15,539
Change in cumulative translation adjustment	368	(17)	351
Comprehensive income	16,005	(115)	15,890
Comprehensive income attributable to non-controlling interest	8,303	(26)	8,277
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	7,702	(89)	7,613

	Impact of Changes in Accounting Policies
	Six Months Ended June 30, 2017
	As previously reported	Adjustments	As adjusted
Net income	$25,708	$(781)	$24,927
Change in cumulative translation adjustment	463	(23)	440
Comprehensive income	26,171	(804)	25,367
Comprehensive income attributable to non-controlling interest	13,513	(337)	13,176
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	12,658	(467)	12,191

Condensed Consolidated Statement of Cash Flows

	Impact of Changes in Accounting Policies
	Six Months Ended June 30, 2017
	As previously reported	Adjustments	As adjusted
Net income	$25,708	$(781)	$24,927
Deferred income tax expense	2,701	(27)	2,674
Changes in operating assets and liabilities	(8,801)	808	(7,993)

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

The activity in the Company’s annual dues deferred revenue consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Six months ended June 30, 2018	$15,297	$19,624	$(17,669)	$17,252

(a)Revenue recognized related to the beginning balance was $5.3 million and $12.8 million for the three and six months ended June 30, 2018, respectively.

Broker Fees

Revenue from broker fees represents fees received from the Company’s RE/MAX franchised regions or franchise offices that are based on a percentage of RE/MAX agents’ gross commission income. Revenue from broker fees is recognized as revenue in the month when a home sale transaction occurs. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

Franchise Sales

The activity in the Company’s franchise sales deferred revenue accounts consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Six months ended June 30, 2018	$27,943	$4,237	$(4,614)	$27,566

(a)Revenue recognized related to the beginning balance was $1.7 million and $3.8 million for the three and six months ended June 30, 2018.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at		Additions to contract	Balance at end
	beginning of period	Expense recognized	cost for new activity	of period
Six months ended June 30, 2018	$3,532	$(659)	$829	$3,702

Other Revenue

Other revenue is primarily revenue from preferred marketing arrangements, approved supplier programs, and event-based revenue from training and other programs. Revenue from preferred marketing arrangements involves both flat fees paid in advance as well as revenue sharing, both of which are generally recognized over the period of the arrangement.  Event-based revenue is recognized when the event occurs and until then is included in “Deferred revenue”. Other revenue also includes revenue from booj’s operations for its external customers.

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
U.S.	$41,173	$38,361	$77,922	$72,439
Canada	6,213	5,750	11,976	10,974
Global and Other	4,724	4,546	13,806	12,638
Total RE/MAX Franchising	52,110	48,657	103,704	96,051
Other	2,167	70	3,215	82
Total	$54,277	$48,727	$106,919	$96,133

*See above within Note 3, Revenue for more information

In the following table, segment revenue is disaggregated by owned or independent regions in the U.S. and Canada for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Owned Regions	$35,692	$32,997	$67,055	$61,549
Independent Regions	11,694	11,114	22,843	21,864
Global and Other	4,724	4,546	13,806	12,638
Total RE/MAX Franchising	52,110	48,657	103,704	96,051
Other	2,167	70	3,215	82
Total	$54,277	$48,727	$106,919	$96,133

*See above within Note 3, Revenue for more information

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remaining 6 months of 2018	2019	2020	2021	2022	2023	Thereafter	Total
Annual dues	$12,761	$4,491	$-	$-	$-	$-	$-	$17,252
Franchise sales	3,758	6,671	5,348	3,925	2,378	1,084	4,402	27,566
Total	$16,519	$11,162	$5,348	$3,925	$2,378	$1,084	$4,402	$44,818

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

4. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	June 30,		December 31,
	2018		2017
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	41.44%	12,559,600	41.51%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,746,184	58.56%	17,696,991	58.49%
Total common units in RMCO	30,305,784	100.00%	30,256,591	100.00%

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

	Three Months Ended June 30,
				2017
	2018			As adjusted*
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	58.56%	41.44%	100.00%	58.49%	41.51%	100.00%
Income before provision for income taxes(a)	$10,367	$7,371	$17,738	$11,861	$8,413	$20,274
Provision for income taxes(b)(c)	(2,719)	(428)	(3,147)	(4,403)	(332)	(4,735)
Net income	$7,648	$6,943	$14,591	$7,458	$8,081	$15,539

	Six Months Ended June 30,
				2017
	2018			As adjusted*
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	58.53%	41.47%	100.00%	58.47%	41.53%	100.00%
Income before provision for income taxes(a)	$16,820	$11,947	$28,767	$19,113	$13,579	$32,692
Provision for income taxes(b)(c)	(4,189)	(820)	(5,009)	(7,115)	(650)	(7,765)
Net income	$12,631	$11,127	$23,758	$11,998	$12,929	$24,927

*See Note 3, Revenue for more information.

(a)

The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain relatively insignificant expenses recorded at RE/MAX Holdings.

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

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement (the “New RMCO, LLC Agreement”), RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Tax and other distributions	$2,794	$6,450
Dividend distributions	5,024	4,521
Total distributions to non-controlling unitholders	$7,818	$10,971

On July 6, 2018 the Company paid $5.0 million pursuant to the terms of the TRAs.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$7,648	$7,458	$12,631	$11,998
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,746,042	17,696,842	17,727,671	17,679,936
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,746,042	17,696,842	17,727,671	17,679,936
Add dilutive effect of the following:
Restricted stock units	23,599	26,960	35,921	40,628
Weighted average shares of Class A common stock outstanding, diluted	17,769,641	17,723,802	17,763,592	17,720,564
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.43	$0.42	$0.71	$0.68
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.43	$0.42	$0.71	$0.68

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

Dividends

Dividends declared and paid quarterly per share on all outstanding shares of Class A common stock were as follows (in thousands, except share and per share information):

	Six Months Ended June 30,
	2018				2017
	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders
Dividend declared during quarter ended:
March 31	March 21, 2018	$0.20	$3,547	$2,512	March 22, 2017	$0.18	$3,184	$2,261
June 30	May 30, 2018	0.20	3,549	2,512	May 31, 2017	0.18	3,185	2,261
		$0.40	$7,096	$5,024		$0.36	$6,369	$4,522

On August 1, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share on all outstanding shares of Class A common stock, which is payable on August 29, 2018 to stockholders of record at the close of business on August 15, 2018.

6. Acquisitions

Booj, LLC

On February 26, 2018, RE/MAX, LLC acquired all membership interests in booj using $26.3 million in cash generated from operations, plus up to approximately $10.0 million in equity-based compensation to be earned over time, which will be accounted for as compensation expense in the future (see Note 12, Equity-Based Compensation for additional information). RE/MAX, LLC acquired booj in order to deliver core technology solutions designed for RE/MAX affiliates.

Booj constitutes a business and was accounted for using the fair value acquisition method.  The Company has not completed the analysis necessary to conclude on its purchase price allocation.  However, the following table summarizes the Company’s best, current estimate of the allocation of the purchase price to the fair value of assets acquired and liabilities assumed (in thousands):

booj
Cash	$362
Other current assets	367
Property and equipment	625
Other intangible assets	7,875
Other assets, net of current portion	336
Total assets acquired, excluding goodwill	9,565
Current portion of debt	(606)
Other current liabilities	(557)
Debt, net of current portion	(805)
Total liabilities assumed	(1,968)
Goodwill	18,653
Total purchase price	$26,250

The preliminary estimated fair value of the assets acquired and liabilities assumed is subject to adjustments based on the Company’s final assessment of the fair values of the Other intangible assets, which are the acquired assets with the highest likelihood of changing upon finalization of the valuation process.  The excess of the total purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill.  The goodwill is attributable to expected synergies and projected long-term revenue growth. All of the goodwill recognized is tax deductible.

Revenue and net income attributable to the acquisition of booj were not material for the three and six months ended June 30, 2018.

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

The Company finalized its accounting for the acquisition of RE/MAX of Northern Illinois during the three months ended June 30, 2018. RE/MAX of Northern Illinois constitutes a business and was accounted for using the fair value acquisition method. The total purchase price was allocated to the assets acquired based on their estimated fair values. The franchise agreements acquired were valued using an income approach which utilizes level 3 inputs and are being amortized over a weighted-average useful life using the straight-line method. The excess of the total purchase price over the fair value of the identifiable assets acquired was recorded as goodwill. The goodwill recognized is attributable to expected synergies and projected long term revenue growth. All of the goodwill recognized is tax deductible.

Adjustments recorded during the measurement period are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Revisions or adjustments are not made to any prior period information. Adjustments to the accounting for RE/MAX of Northern Illinois were made during the six months ended June 30, 2018 to the consolidated balance sheet to increase “Goodwill” by $0.7 million with a corresponding decrease to “Franchise agreements, net.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Total revenue	$54,277	$51,719	$108,185	$102,096
Net income attributable to RE/MAX Holdings, Inc.	$7,648	$6,886	$11,939	$10,773
Basic earnings per common share	$0.43	$0.39	$0.67	$0.61
Diluted earnings per common share	$0.43	$0.39	$0.67	$0.61

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of June 30, 2018			As of December 31, 2017
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$180,867	$(69,960)	$110,907	$181,567	$(62,218)	$119,349
Other intangible assets:
Software(a)	4.5	$13,859	$(8,344)	$5,515	$13,762	$(8,111)	$5,651
Trademarks	10.2	1,336	(714)	622	1,539	(902)	637
Non-compete	10.0	2,500	(437)	2,063	2,500	(312)	2,188
Other(b)		7,875	(328)	7,547	—	—	—
Total other intangible assets	6.3	$25,570	$(9,823)	$15,747	$17,801	$(9,325)	$8,476

(a)

As of June 30, 2018 and December 31, 2017, capitalized software development costs of $0.9 million and $0.6 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

(b)	Includes the preliminary intangible assets assumed with the acquisition of booj. See Note 6, Acquisitions for additional information.

Amortization expense for the three months ended June 30, 2018 and 2017 was $4.7 million and $5.2 million, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $9.1 million and $11.0 million, respectively.

As of June 30, 2018 the estimated future amortization expense for the next five years related to intangible assets includes the estimated amortization expense associated with the Company’s preliminary estimate of the acquisition date fair value of the intangible assets assumed with the acquisition of booj and is as follows (in thousands):

As of June 30, 2018:
Remainder of 2018	$9,506
2019	18,928
2020	18,739
2021	18,255
2022	15,780
$81,208

The following table presents changes to goodwill for the period from January 1, 2018 to June 30, 2018 (in thousands):

	RE/MAX Franchising	Other	Total
Balance, January 1, 2018	$123,413	$11,800	$135,213
Goodwill recognized related to current year acquisitions(a)	18,653	-	18,653
Adjustments to acquisition accounting during the measurement period	700	-	700
Effect of changes in foreign currency exchange rates	(151)	-	(151)
Balance, June 30, 2018	$142,615	$11,800	$154,415

(a)

The purpose of the booj acquisition is to develop technology for brokers and agents of RE/MAX franchising.  As such, we expect the majority of goodwill arising from this acquisition to be allocated to RE/MAX Franchising.  However, the allocation of goodwill between the RE/MAX Franchising segment and Other segment is preliminary and will be finalized in conjunction with the finalization of the purchase price allocation for booj.  See Note 6, Acquisitions for additional information.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll and related employee costs	$5,003	$3,874
Accrued taxes	886	1,635
Accrued professional fees	1,779	2,339
Other(a)	2,957	7,542
	$10,625	$15,390

(a)

Other accrued liabilities as of December 31, 2017 includes a $4.5 million payable in connection with the February 13, 2018 settlement, and subsequent payment, resulting from the litigation matter concerning the Company’s 2013 acquisition of the net assets of Tails, Inc. (“Tails”), as discussed in Note 14, Commitments and Contingencies.

9. Debt

Debt, net of current portion, consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
2016 Senior Secured Credit Facility	$230,888	$232,063
Other long-term financing(a)	1,048	—
Less unamortized debt issuance costs	(1,631)	(1,780)
Less unamortized debt discount costs	(1,189)	(1,297)
Less current portion(a)	(2,715)	(2,350)
	$226,401	$226,636

(a)	Includes long-term financing assumed with the acquisition of booj.

Maturities of debt are as follows (in thousands):

As of June 30, 2018:
Remainder of 2018	$1,353
2019	2,733
2020	2,837
2021	2,350
2022	2,350
Thereafter	220,313
$231,936

Senior Secured Credit Facility

On December 15, 2016, RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”).  Borrowings under the term loans and revolving loans, if any outstanding, accrue interest at LIBOR (as long as LIBOR is not less than the floor of 0.75%) plus an applicable margin of 2.75%. As of June 30, 2018, the interest rate was 4.84%.

As of June 30, 2018, the Company had no revolving loans outstanding under its Senior Secured Credit Facility. Whenever amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	As of June 30, 2018				As of December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$6,610	$-	$-	$6,610	$6,580	$-	$-	$6,580

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

The table below presents a reconciliation of all liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs for the period from January 1, 2018 to June 30, 2018 (in thousands):

Fair Value of Contingent Consideration Liability
Balance at January 1, 2018	$6,580
Fair value adjustments	80
Cash payments	(50)
Balance at June 30, 2018	$6,610

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the six months ended June 30, 2018.

The following table summarizes the carrying value and fair value of the Senior Secured Credit Facility as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,		December 31,
	2018		2017
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$228,068	$230,022	$228,986	$232,933

11. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017 is based on an estimate of the Company’s annualized effective income tax rate.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of June 30, 2018, the Company does not believe it has any significant uncertain tax positions.

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

Employee stock-based compensation expense under the Company’s 2013 Incentive Plan, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expense from Time-based RSUs	$1,058	$615	$1,858	$1,142
Expense from Performance-based RSUs	1,098	117	1,566	151
Equity-based compensation expense	2,156	732	3,424	1,293
Tax benefit from equity-based compensation	(305)	(161)	(484)	(284)
Excess tax benefit from equity-based compensation	(73)	(117)	(145)	(324)
Net compensation cost	$1,778	$454	$2,795	$685

Time-based Restricted Stock Units

Time-based RSUs are valued using the Company’s closing stock price on the date of grant. Grants awarded to the Company’s Board of Directors generally vest over a one-year period. Grants awarded to the Company’s employees, other than booj employees and former owners in connection with the acquisition, generally vest equally in annual installments over a three-year period. Grants awarded to booj employees and former owners in connection with the acquisition vest in three installments over a four-year period. Compensation expense is recognized on a straight-line basis over the vesting period.

The following table summarizes equity-based compensation activity related to time-based RSUs as of and for the six months ended June 30, 2018:

	Time-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2018	105,862	$41.67
Granted	231,413	$54.68
Shares vested (including tax withholding)(a)	(64,878)	$40.96
Forfeited	(4,477)	$42.38
Balance, June 30, 2018	267,920	$53.07

(a)

Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At June 30, 2018, there was $12.8 million of total unrecognized time-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.06 years for time-based restricted stock units.

Performance-based Restricted Stock Units

Performance-based RSUs for employees, other than booj employees and former owners in connection with the acquisition, are stock-based awards in which the number of shares ultimately received depends on the Company’s achievement of a specified revenue as well as the Company’s total shareholder return (“TSR”) relative to the TSR of all companies in the S&P SmallCap 600 Index over a three-year performance period. The number of shares that could be issued range from 0% to 150% of the participant’s target award. Performance-based RSUs are valued on the date of grant using a Monte Carlo simulation for the TSR element of the award. The Company’s expense will be adjusted based on the estimated achievement of revenue versus target. Earned performance-based RSUs cliff-vest at the end of the three-year performance period. Compensation expense is recognized on a straight line basis over the vesting period based on the Company’s estimated performance.

Performance-based RSUs granted to booj employees and former owners in connection with the acquisition are stock-based awards in which the number of shares ultimately received depends on the achievement of certain technology requirements set forth in the related purchase agreement.  The number of shares that could be issued range from 0% to 100% of the participant’s target award. The awards were valued using the Company’s closing stock price on the date of grant. The Company’s expense will be adjusted based on the estimated achievement of the requirements.  Earned performance-based RSUs vest May 31, 2019 and November 1, 2019 to the extent the corresponding requirements are achieved. Compensation expense is recognized on a straight line basis over the vesting period based on the Company’s estimated performance.

The following table summarizes equity-based compensation activity related to performance-based RSUs as of and for the six months ended June 30, 2018:

	Performance-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2018	31,831	$57.88
Granted(a)	156,694	$55.38
Forfeited	(3,213)	$57.55
Balance, June 30, 2018	185,312	$55.77

(a)	Represents the total participant target award.

At June 30, 2018, there was $7.9 million of total unrecognized performance-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.69 years for performance-based RSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 2,263,325 additional shares available for the Company to grant under the 2013 Incentive Plan as of June 30, 2018.

13. Leadership Change

On February 9, 2018, the Company announced the retirement of the Company’s President. The Company entered into a Separation Agreement with the President, and pursuant to the terms of this agreement, the Company incurred a total cost of $1.8 million which was recorded to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income during the six months ended June 30, 2018, which will be paid over a 39-month period.

14. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable leases, subject to certain provisions for renewal options and escalation clauses. Additionally, the Company acquired an office lease in connection with the acquisition of booj. Future lease payments are approximately $0.2 million per year for the next five years with payments thereafter totaling approximately $2.0 million.

Contingencies

In connection with the purchase of Full House, the Company entered into an arrangement to pay additional purchase consideration based on Motto’s future gross revenues collected, excluding certain fees, for each year beginning October 1, 2017 through September 30, 2026. As of June 30, 2018, this liability was estimated to be $6.6 million. See Note 10, Fair Value Measurements for additional information.

In connection with the sale of the assets and liabilities related to the Company’s previously owned brokerages, the Company entered into three Assignment and Assumption of Lease Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments through July 2021 under the respective lease agreements and accordingly, as of June 30, 2018, the Company has outstanding lease guarantees of $2.7 million. This amount represents the maximum potential amount of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreements govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser.

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

15. Related-Party Transactions

The majority stockholders of RIHI, including the Company’s current Chairman and Co-Founder and the Company’s Vice Chair and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. The Company used the golf course and related facilities for business purposes at minimal charge during the six months ended June 30, 2018 and 2017. Additionally, the Company recorded expense of $0.3 million for the value of the benefits provided to Company personnel and others for the complimentary use of the golf course during the six months ended June 30, 2018, with an offsetting increase in additional paid in capital.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities (primarily the Company’s affiliated advertising funds), and it allows these companies to share its leased office space. During the three months ended June 30, 2018 and 2017, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $0.9 million and $0.7 million, respectively. During the six months ended June 30, 2018 and 2017, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $1.9 million and $1.5 million, respectively. Amounts are generally paid within 30 days and no amounts were outstanding at June 30, 2018 or December 31, 2017.

Related party advertising funds had current outstanding amounts due from the Company of $0.1 million as of both June 30, 2018 and December 31, 2017. Such amounts are included in “Accounts payable” in the accompanying Condensed Consolidated Balance Sheets.

16. Segment Information

As of June 30, 2018 the Company has one reportable segment: RE/MAX Franchising.  Other consists of the Motto Franchising and booj operating segments.  Management evaluates the operating results of its segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following table presents revenue from external customers by segment for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Revenue:
RE/MAX Franchising	$52,110	$48,657	$103,704	$96,051
Other	2,167	70	3,215	82
Total revenue	$54,277	$48,727	$106,919	$96,133

*See Note 3, Revenue for more information.

The following table presents a reconciliation of adjusted EBITDA by segment to income before provision for income taxes for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Adjusted EBITDA: RE/MAX Franchising	$29,990	$29,492	$53,797	$52,155
Adjusted EBITDA: Other	(1,245)	(752)	(2,208)	(1,471)
Adjusted EBITDA: Consolidated	28,745	28,740	51,589	50,684
Gain on sale or disposition of assets and sublease, net(a)	113	74	141	121
Equity-based compensation expense	(2,156)	(732)	(3,424)	(1,293)
Acquisition-related expense(b)	(313)	(274)	(1,487)	(832)
Special Committee investigation and remediation expense(c)	(564)	-	(2,650)	-
Fair value adjustments to contingent consideration(d)	55	300	(80)	170
Interest income	98	25	217	50
Interest expense	(3,171)	(2,462)	(5,895)	(4,816)
Depreciation and amortization	(5,069)	(5,397)	(9,644)	(11,392)
Income before provision for income taxes	$17,738	$20,274	$28,767	$32,692

*See Note 3, Revenue for more information.

(a)	Represents gain (loss) on the sale or disposition of assets as well as the gains (losses) on the sublease of a portion of our corporate headquarters office building.
(b)

Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies that are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

(c)

Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.

(d)

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

•	our growth strategy of increasing our agent count;
•	our ability to expand our network of franchises in both new and existing but underpenetrated markets;
•	our expectations regarding the growth of Motto Mortgage, our mortgage brokerage franchise;
•	our growth strategy of increasing our number of closed transaction sides and transaction sides per agent;
•	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
•	the pursuit of future reacquisitions of Independent Regions;
•	our intention to pay dividends;
•	our future financial performance;
•	our ability to forecast future financial results;
•	the effects of laws applying to our business;
•	our ability to retain our senior management and other key employees;
•	our intention to pursue additional intellectual property protections;
•	our future compliance with U.S. or state franchise regulations;
•	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies;
•	the anticipated benefits of our advertising strategy;
•	our intention to repatriate cash generated by our Canadian operations to the U.S. on a regular basis in order to minimize the impact of currency gains and losses;
•	our ability to effectively implement and account for changes in U.S. tax laws, including the Tax Cuts and Jobs Act;

•

the implications and potential impact of the previously disclosed investigation by the special committee of the Board of Directors into actions of certain members of the Company’s senior management, which was concluded in February 2018 and any remedial measures taken in response to the investigation (the “Special Committee investigation and remediation”);

•	our remedial efforts and other measures in response to the outcome, findings and recommendations of the Special Committee investigation and remediation;
•

our Board of Directors and management structure, including the roles of Adam Contos and the senior management team, the roles of David Liniger and of Richard Covey and the independent members of the Board of Directors; and

•	the anticipated benefits of the acquisition and integration of booj and other aspects of our technology strategy.

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

Financial and Operational Highlights – Three Months Ended June 30, 2018

(Compared to three months ended June 30, 2017, as adjusted*, unless otherwise noted)

*See Note 3, Revenue for more information.

•	Total agent count grew by 5.9% to 123,082 agents.
•	U.S. and Canada combined agent count increased 1.8% to 85,861 agents.
•	Revenue of $54.3 million, up 11.4% from the prior year.
•	Net income attributable to RE/MAX Holdings, Inc. of $7.6 million.
•	Adjusted EBITDA of $28.7 million and Adjusted EBITDA margin of 53.0%.

We acquired certain assets of booj in February 2018 to deliver core technology solutions designed for and with RE/MAX affiliates.  Leveraging booj’s existing technology stack, we are developing a custom-built, integrated platform with products that interact and evolve with one another. Included in this platform will be a CRM integrated with agent, office and team websites, lead cultivation tools, marketing resources, social integration and more.  We will also leverage the capabilities of other strategic partners as we develop advanced technology solutions for the RE/MAX network.  We expect to continue to invest meaningfully in technology as we seek to enhance our overall value proposition to our brokers, agents and consumers, which will impact margins in 2018.

During the three months ended June 30, 2018 we grew our total agent count 5.9%. We sold 23 Motto franchises during the six months ended June 30, 2018 resulting in a total of 89 Motto franchises sold from inception through June 30, 2018. Our revenue increased primarily due to the acquisitions of RE/MAX of Northern Illinois in November 2017 and booj, which added $2.9 million, or 6.0%. Organic growth increased revenue $2.4 million, or 4.9%, primarily due to agent count increases, rising average home prices and Motto expansion. These revenue increases were partially offset by increased investments in personnel and technology and higher Motto operating expenses.

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

			Change
	As of June 30,		Favorable/(Unfavorable)
	2018	2017	#	%
RE/MAX Agent Count:
U.S.	64,495	63,249	1,246	2.0%
Canada	21,366	21,053	313	1.5%
U.S. and Canada Total	85,861	84,302	1,559	1.8%
Outside U.S. and Canada	37,221	31,968	5,253	16.4%
Network-wide agent count	123,082	116,270	6,812	5.9%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Total revenue	$54,277	$48,727	$106,919	$96,133
Total selling, operating and administrative expenses	$28,307	$20,670	$62,675	$47,324
Operating income	$20,914	$22,672	$34,631	$37,442
Net income attributable to RE/MAX Holdings, Inc.	$7,648	$7,458	$12,631	$11,998
Adjusted EBITDA(1)	$28,745	$28,740	$51,589	$50,684
Adjusted EBITDA margin(1)	53.0%	59.0%	48.3%	52.7%

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

A summary of the components of our revenue for the three months ended June 30, 2018 and 2017 is as follows (in thousands except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Revenue:
Continuing franchise fees	$25,211	$23,284	$1,927	8.3%
Annual dues	8,973	8,320	653	7.8%
Broker fees	13,993	12,555	1,438	11.5%
Franchise sales and other revenue	6,100	4,568	1,532	33.5%
Total revenue	$54,277	$48,727	$5,550	11.4%

*See Note 3, Revenue for more information.

Consolidated revenue increased primarily due to the acquisitions of RE/MAX of Northern Illinois and booj, which added $2.9 million, or 6.0%. Organic growth increased revenue $2.4 million, or 4.9% primarily due to agent count increases, rising average home prices and Motto expansion. Foreign currency movements increased revenue $0.2 million, or 0.5%.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of contributions from the acquisition of RE/MAX of Northern Illinois, which added $0.9 million, agent count growth and Motto expansion.

At this time, the Company has decided not to implement the original planned fee increase for Company-owned regions in the U.S. beginning on July 1, 2018.

Annual Dues

Revenue from annual dues increased primarily due to an increase in agent count in the U.S. and Canada and the July 1, 2017 fee increase. Revenue from annual dues is not affected by our acquisitions of Independent Regions because agents in the U.S. and Canadian Independent Regions already pay annual dues to us in the same amounts as agents in Company-owned Regions.

Broker Fees

Revenue from broker fees increased primarily due to organic growth of $1.0 million driven primarily by rising average home prices and agent count growth, partially offset by total transactions per agent.  Contributions from the acquisition of RE/MAX of Northern Illinois added $0.4 million.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to revenue contributed from booj.

Operating Expenses

A summary of the components of our operating expenses for the three months ended June 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Operating expenses:
Selling, operating and administrative expenses	$28,307	$20,670	$(7,637)	(36.9)%
Depreciation and amortization	5,069	5,397	328	6.1%
Gain on sale or disposition of assets, net	(13)	(12)	1	8.3%
Total operating expenses	$33,363	$26,055	$(7,308)	(28.0)%
Percent of revenue	61.5%	53.5%

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

A summary of the components of our selling, operating and administrative expenses for the three months ended June 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Selling, operating and administrative expenses:
Personnel	$16,093	$10,361	$(5,732)	(55.3)%
Professional fees	3,462	3,002	(460)	(15.3)%
Rent and related facility operations	2,236	2,191	(45)	(2.1)%
Other	6,516	5,116	(1,400)	(27.4)%
Total selling, operating and administrative expenses	$28,307	$20,670	$(7,637)	(36.9)%
Percent of revenue	52.2%	42.4%

*See Note 3, Revenue for more information.

Selling, operating and administrative expenses increased as follows:

•

Personnel costs increased primarily due to $1.9 million in costs, including incremental stock-based compensation expense, to support our increased investments in technology, $1.2 million in costs to support booj’s operations assisting its external customers, investments to support Motto and additional other personnel investments.

•

Professional fees increased primarily due to investments in technology and costs related to the Special Committee investigation and remediation, partially offset by a decrease in costs incurred related to acquisitions.

•	Other selling, operating and administrative expenses increased due to higher operating expenses related to Motto and additional costs for RE/MAX of Northern Illinois and booj.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to certain acquired franchise agreements reaching the end of their contractual term partially offset by amortization expense related to intangibles acquired in connection with the acquisitions of RE/MAX of Northern Illinois and booj.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended June 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2018	2017	$	%
Other expenses, net:
Interest expense	$(3,171)	$(2,462)	$(709)	(28.8)%
Interest income	98	25	73	n/a
Foreign currency transaction (loss) gain	(103)	39	(142)	n/a
Total other expenses, net	$(3,176)	$(2,398)	$(778)	(32.4)%
Percent of revenue	5.9%	4.9%

Other expenses, net increased primarily due to an increase in interest expense as a result of increasing interest rates on our Senior Secured Credit Facility.

Provision for Income Taxes

Our effective income tax rate decreased to 17.7% from 23.4% for the three months ended June 30, 2018 and 2017, respectively, primarily due to the Tax Cuts and Jobs Act enacted in December 2017 which resulted in a substantial reduction in our corporate tax rate. See Note 11, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 4, Non-controlling Interest for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, decreased $1.1 million primarily due to a decrease in RMCO’s net income during the three months ended June 30, 2018 compared to June 30, 2017.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $28.7 million for the three months ended June 30, 2018, which is consistent with the comparable prior year period. Adjusted EBITDA increased primarily due to contributions from the acquisition of RE/MAX of Northern Illinois, agent count growth and rising average home prices, offset by increased investments in personnel and technology and higher operating expenses related to Motto.

Adjusted EBITDA for the RE/MAX Franchising segment was $30.0 million for the three months ended June 30, 2018, an increase of $0.5 million from the comparable prior year period.  Adjusted EBITDA for the RE/MAX Franchising segment increased primarily due to contributions from the acquisition of RE/MAX of Northern Illinois, agent count growth and rising average home prices, offset by increased investments in personnel and technology.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

A summary of the components of our revenue for the six months ended June 30, 2018 and 2017 is as follows (in thousands except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Revenue:
Continuing franchise fees	$50,451	$46,249	$4,202	9.1%
Annual dues	17,669	16,556	1,113	6.7%
Broker fees	23,181	20,789	2,392	11.5%
Franchise sales and other revenue	15,618	12,539	3,079	24.6%
Total revenue	$106,919	$96,133	$10,786	11.2%

*See Note 3, Revenue for more information.

Consolidated revenue increased $5.6 million, or 5.8%, due to organic growth, primarily as a result of agent count increases, rising average home prices, higher event-based revenue from our annual convention in the U.S. and Motto expansion. Contributions due to the acquisitions of RE/MAX of Northern Illinois and booj added $4.7 million, or 4.9%.  Foreign currency movements increased revenue $0.5 million, or 0.5%

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of contributions from the acquisition of RE/MAX of Northern Illinois, which added $1.8 million, agent count growth and Motto expansion.

At this time, the Company has decided not to implement the original planned fee increase for Company-owned regions in the U.S. beginning on July 1, 2018.

Annual Dues

Revenue from annual dues increased primarily due to an increase in agent count in the U.S. and Canada and the July 1, 2017 fee increase. Revenue from annual dues is not affected by our acquisitions of Independent Regions because agents in the U.S. and Canadian Independent Regions already pay annual dues to us in the same amounts as agents in Company-owned Regions.

Broker Fees

Revenue from broker fees increased primarily due to organic growth of $1.7 million driven primarily by rising average home prices and agent count growth.  Contributions from the acquisition of RE/MAX of Northern Illinois added $0.6 million.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to revenue contributed from booj and event-based revenue from our annual convention in the U.S.

Operating Expenses

A summary of the components of our operating expenses for the six months ended June 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Operating expenses:
Selling, operating and administrative expenses	$62,675	$47,324	$(15,351)	(32.4)%
Depreciation and amortization	9,644	11,392	1,748	15.3%
Gain on sale or disposition of assets, net	(31)	(25)	6	24.0%
Total operating expenses	$72,288	$58,691	$(13,597)	(23.2)%
Percent of revenue	67.6%	61.1%

*See Note 3, Revenue for more information.

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the six months ended June 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Selling, operating and administrative expenses:
Personnel	$31,041	$21,602	$(9,439)	(43.7)%
Professional fees	9,089	6,498	(2,591)	(39.9)%
Rent and related facility operations	4,617	4,521	(96)	(2.1)%
Other	17,928	14,703	(3,225)	(21.9)%
Total selling, operating and administrative expenses	$62,675	$47,324	$(15,351)	(32.4)%
Percent of revenue	58.6%	49.2%

*See Note 3, Revenue for more information.

Selling, operating and administrative expenses increased as follows:

•

Personnel costs increased primarily due to $2.3 million in costs to support booj’s operations assisting its external customers, $1.9 million in costs, including incremental stock-based compensation expense, to support our increased investments in technology, severance of $1.8 million in connection with the retirement of the Company’s former President, investments to support Motto and additional other personnel investments.

•	Professional fees increased primarily due to $2.3 million in costs related to the Special Committee investigation and remediation and investments in technology.

•

Other selling, operating and administrative expenses increased due to higher operating expenses related to Motto and additional costs for RE/MAX of Northern Illinois and booj as well as increases in expenses related to higher attendance at our annual convention in the U.S.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to certain acquired franchise agreements reaching the end of their contractual term, partially offset by amortization expense related to intangibles acquired in connection with the acquisitions of RE/MAX of Northern Illinois and booj.

Other Expenses, Net

A summary of the components of our other expenses, net for the six months ended June 30, 2018 and 2017, is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2018	2017	$	%
Other expenses, net:
Interest expense	$(5,895)	$(4,816)	$(1,079)	(22.4)%
Interest income	217	50	167	n/a
Foreign currency transaction (loss) gain	(186)	16	(202)	n/a
Total other expenses, net	$(5,864)	$(4,750)	$(1,114)	(23.5)%
Percent of revenue	5.5%	4.9%

Other expenses, net increased primarily due to an increase in interest expense as a result of increasing interest rates on our Senior Secured Credit Facility.

Provision for Income Taxes

Our effective income tax rate decreased to 17.4% from 23.8% for the six months ended June 30, 2018 and 2017, respectively, primarily due to the Tax Cuts and Jobs Act enacted in December 2017 which resulted in a substantial reduction in our corporate tax rate.  See Note 11, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act.  Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state and foreign income tax rates. See Note 4, Non-controlling Interest for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, decreased $1.8 million primarily due to a decrease in RMCO’s net income during the six months ended June 30, 2018 compared to June 30, 2017.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $51.6 million for the six months ended June 30, 2018, an increase of $0.9 million from the comparable prior year period. Adjusted EBITDA increased primarily due to contributions from the acquisition of RE/MAX of Northern Illinois, agent count growth and rising average home prices, partially offset by severance of $1.8 million in connection with the retirement of the Company’s former President, increased investments in personnel and technology and higher operating expenses related to Motto.

Adjusted EBITDA for the RE/MAX Franchising segment was $53.8 million for the six months ended June 30, 2018, an increase of $1.6 million from the comparable prior year period. Adjusted EBITDA for the RE/MAX Franchising segment increased primarily due to contributions from the acquisition of RE/MAX of Northern Illinois, agent count growth and rising average home prices, partially offset by severance of $1.8 million in connection with the retirement of the Company’s former President and increased investments in personnel and technology.

Non-GAAP Financial Measures

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. GAAP, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, equity-based compensation expense, acquisition-related expense, Special Committee investigation and remediation expense, expense or income related to changes in the estimated fair value measurement of contingent consideration and other non-recurring items.  During the first quarter of 2018, we revised our definition of Adjusted EBITDA to better reflect the performance of our business. We now adjust for expense or income related to changes in the estimated fair value measurement of contingent consideration as these are non-cash items that management believes are not reflective of operating performance. Adjusted EBITDA was revised in prior periods to reflect this change for consistency in presentation.

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

A reconciliation of Adjusted EBITDA to net income for our consolidated and RE/MAX Franchising segment results for the three and six months ended June 30, 2018 and 2017 is set forth in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Consolidated:
Net income	$14,591	$15,539	$23,758	$24,927
Depreciation and amortization	5,069	5,397	9,644	11,392
Interest expense	3,171	2,462	5,895	4,816
Interest income	(98)	(25)	(217)	(50)
Provision for income taxes	3,147	4,735	5,009	7,765
EBITDA	25,880	28,108	44,089	48,850
Gain on sale or disposition of assets and sublease, net(1)	(113)	(74)	(141)	(121)
Equity-based compensation expense	2,156	732	3,424	1,293
Acquisition-related expense(2)	313	274	1,487	832
Special Committee investigation and remediation expense(3)	564	—	2,650	—
Fair value adjustments to contingent consideration(4)	(55)	(300)	80	(170)
Adjusted EBITDA	$28,745	$28,740	$51,589	$50,684
RE/MAX Franchising:
Net income	$16,338	$16,060	$27,282	$26,361
Depreciation and amortization	4,585	5,328	9,082	11,259
Interest expense	3,132	2,462	5,849	4,816
Interest income	(96)	(25)	(214)	(50)
Provision for income taxes	3,147	4,735	5,009	7,765
EBITDA	27,106	28,560	47,008	50,151
Gain on sale or disposition of assets and sublease, net(1)	(113)	(74)	(141)	(121)
Equity-based compensation expense	2,120	732	2,793	1,293
Acquisition-related expense(2)	313	274	1,487	832
Special Committee investigation and remediation expense(3)	564	—	2,650	—
Adjusted EBITDA	$29,990	$29,492	$53,797	$52,155

*See Note 3, Revenue for more information.

(1)	Represents (gain) loss on the sale or disposition of assets as well as the (gains) losses on the sublease of a portion of our corporate headquarters office building.
(2)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(3)

Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.

(4)

Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability related to the acquisition of Full House. See Note 10, Fair Value Measurements for additional information.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position has been positively affected by the growth of our agent base and relatively healthy conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of agents in the RE/MAX network among other factors. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses, including investment to grow Motto;
(iii)	cash consideration for acquisitions and acquisition-related expenses;
(iv)	principal payments and related interest payments on our Senior Secured Credit Facility;
(v)	investments in technology;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)

distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s fourth amended and restated limited liability company operating agreement (“the New RMCO, LLC Agreement”);

(viii)	corporate tax payments paid by the Company; and
(ix)	payments to the TRA Parties pursuant to the TRAs.

We have satisfied these needs primarily through our existing cash balances, cash generated by our operations and funds available under our Senior Secured Credit Facility.

Financing Resources

On December 15, 2016, RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides to RE/MAX, LLC $235.0 million in term loans and a $10.0 million revolving facility.

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

Borrowings under the term loans and revolving loans accrue interest, at London Interbank Offered Rate (“LIBOR”), provided that LIBOR shall be no less than 0.75% plus an applicable margin of 2.75%.

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

As of June 30, 2018, RE/MAX, LLC had $228.1 million of term loans outstanding, net of an unamortized discount and issuance costs, $1.0 million of long-term financing assumed with the acquisition of booj and no revolving loans outstanding under our Senior Secured Credit Facility. If any loan or other amounts are outstanding under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

Sources and Uses of Cash

As of June 30, 2018 and December 31, 2017, we had $39.8 million and $50.8 million, respectively of cash and cash equivalents, of which approximately $0.5 million and $0.8 million were denominated in foreign currencies, respectively.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Cash provided by (used in):
Operating activities	$33,930	$32,941	$989
Investing activities	(27,329)	(1,323)	(26,006)
Financing activities	(17,526)	(19,389)	1,863
Effect of exchange rate changes on cash	(43)	479	(522)
Net change in cash and cash equivalents	$(10,968)	$12,708	$(23,676)

Operating Activities

During the six months ended June 30, 2018, cash provided by operating activities increased slightly primarily as a result of:

•	an increase in Adjusted EBITDA of $0.9 million;
•	the $1.9 million TRA payment that occurred in the prior-year period that did not occur in the current year period; and
•	timing differences on various operating assets and liabilities.

The increase in cash provided by operating activities was partially offset by the February 2018 net payment of $2.6 million to satisfy the terms of a litigation settlement in which no comparable transactions occurred in the prior-year period.

Investing Activities

During the six months ended June 30, 2018, cash used in investing activities increased primarily as a result of the acquisition of booj.

Financing Activities

During the six months ended June 30, 2018 cash used in financing activities decreased slightly primarily due to a decrease in distributions paid to non-controlling unitholders due to a decrease in the corporate federal tax rate from 35% to 21% due to the Tax Cuts and Jobs Act enacted in December 2017, offset by an increase in cash paid to Class A common stockholders and non-controlling unitholders due to our Board of Directors declaring a dividend of $0.20 per share on all outstanding shares of Class A common stock in the first and second quarter of 2018 compared to a dividend of $0.18 per share on all outstanding shares of Class A common stock in the first and second quarter of 2017.

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, access to our revolving line of credit and incremental facilities under our Senior Secured Credit Facility available to support the needs of our business.

Acquisitions

As part of our growth strategy we may pursue reacquisitions of Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets or customers, or otherwise complement our existing operations.  We would fund any such growth with existing cash balances, funds generated from operations and access to our revolving line of credit and incremental facilities under our Senior Secured Credit Facility.

Capital Expenditures

The total aggregate amount paid for purchases of property and equipment and purchased and developed software was $1.4 million and $1.3 million during the six months ended June 30, 2018 and 2017, respectively. Amounts paid for purchases of property, equipment and software primarily related to investments in technology and leasehold improvements. In order to expand our technological capabilities, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees and agents in our network. Total capital expenditures for 2018 are expected to be between $6.0 million and $7.0 million as a result of increased investments in technology. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared and paid quarterly cash dividends of $0.20 per share on all outstanding shares of Class A common stock during the first and second quarters of 2018, as disclosed in Note 5, Earnings Per Share and Dividends. On August 1, 2018, our Board of Directors declared a quarterly cash dividend of $0.20 per share on all outstanding shares of Class A common stock, which is payable on August 29, 2018 to stockholders of record at the close of business on August 15, 2018. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

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

Payments Pursuant to the Tax Receivable Agreements

As of June 30, 2018, the Company reflected a total liability of $53.2 million under the terms of its TRAs.  The liability pursuant to the TRAs will increase in the future upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. We receive funding from RMCO in order to fund the payment of amounts due under the TRAs.

The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by RIHI, the price of our Class A common stock at the time of such exchanges, the amount and timing of the taxable income we generate in the future and the tax rate then applicable.

Distributions and other payments pursuant to the New RMCO, LLC Agreement and TRAs in the six months ended June 30, 2018 and 2017 were comprised of the following (in thousands):

	Six Months Ended June 30,
	2018	2017
Distributions and other payments pursuant to the New RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$2,794	$6,450
Dividend distributions	5,024	4,521
Total distributions to RIHI	7,818	10,971
Payments pursuant to the TRAs	-	1,931
Total distributions to RIHI and TRA payments	$7,818	$12,902

On July 6, 2018 the Company paid $5.0 million pursuant to the terms of the TRAs.

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

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of June 30, 2018.

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

New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities that arise from all leases on the consolidated balance sheets. ASU 2016-02 is required to be adopted by us on January 1, 2019. Early adoption is permitted in any interim or annual reporting period. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We have several building leases and other smaller leases and are still assessing the application of this standard for those leases. We have not yet determined the total effect of the standard on our consolidated financial statements and related disclosures, but we expect a material increase in both “Total assets” and “Total liabilities” on the Condensed Consolidated Balance Sheets upon implementation.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At June 30, 2018, $230.9 million in term loans were outstanding under our Senior Secured Credit Facility. As of June 30, 2018, the undrawn borrowing availability under the revolving line of credit under our Senior Secured Credit Facility was $10.0 million. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility entered into in December 2016 is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of June 30, 2018, the interest rate was 4.84%. If LIBOR rises, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million.

Currency Risk

We have a network of global franchisees in over 100 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the three and six months ended June 30, 2018, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $0.2 million and $0.5 million, respectively.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2018 our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in the Company’s Annual Report on Form 10-K, management has determined that the Company did not have an effective risk assessment process to identify and assess the financial reporting risks related to benefits provided by principal stockholders.  As a consequence, the Company did not have effective controls and training of personnel over the identification and communication of related party transactions to financial reporting personnel, management and the Board, as appropriate, to identify and evaluate recognition, measurement and disclosure of such transactions. These control deficiencies resulted in misstatements in the consolidated financial statements that were corrected in current and prior periods as discussed in the Company’s Annual Report on Form 10-K. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and, therefore, management concluded that the control deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2018.

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

We have already implemented the majority of these changes and continue to work on the remainder.  However, the material weakness will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect the remediation will be completed in 2018, but there can be no assurance that we will meet this goal and we may also conclude that additional measures are required to remediate the material weakness which may necessitate additional implementation and evaluation time.

Changes in Internal Control over Financial Reporting

Except as related to the material weakness and remedial measures described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our second quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Separation Agreement, Waiver and Release, dated February 8, 2018, between Geoffrey Lewis and RE/MAX, LLC*	10-Q	001-36101	5/4/2018	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

RE/MAX Holdings, Inc. (Registrant)

Date:	August 3, 2018	By:	/s/ Adam M. Contos
Adam M. Contos
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2018	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2018	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)