Form 10-Q
period 2018-09-30
RE/MAX Holdings, Inc.
filed 2018-11-02
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of October 31, 2018 was 17,746,184 and 1, respectively.

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	3
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2018 and September 30, 2017	4
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and September 30, 2017	5
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2018	6
	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and September 30, 2017	7
	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	45

Item 4.	Controls and Procedures	46

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

	SIGNATURES	50

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

		December 31,
	September 30,	2017
	2018	As adjusted*
Assets
Current assets:
Cash and cash equivalents	$51,263	$50,807
Accounts and notes receivable, current portion, less allowances of $7,247 and $7,223, respectively	21,566	20,284
Income taxes receivable	760	963
Other current assets	5,265	7,974
Total current assets	78,854	80,028
Property and equipment, net of accumulated depreciation of $12,977 and $12,326, respectively	3,626	2,905
Franchise agreements, net	107,032	119,349
Other intangible assets, net	21,911	8,476
Goodwill	150,859	135,213
Deferred tax assets, net	59,449	62,841
Other assets, net of current portion	4,347	4,023
Total assets	$426,078	$412,835
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$783	$517
Accrued liabilities	12,440	15,390
Income taxes payable	105	97
Deferred revenue	25,310	25,268
Current portion of debt	2,665	2,350
Current portion of payable pursuant to tax receivable agreements	4,479	6,252
Total current liabilities	45,782	49,874
Debt, net of current portion	225,770	226,636
Payable pursuant to tax receivable agreements, net of current portion	43,710	46,923
Deferred tax liabilities, net	112	151
Deferred revenue, net of current portion	19,939	20,228
Other liabilities, net of current portion	18,607	19,897
Total liabilities	353,920	363,709
Commitments and contingencies (note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,746,184 shares issued and outstanding as of September 30, 2018; 17,696,991 shares issued and outstanding as of December 31, 2017	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	457,026	451,199
Retained earnings	18,412	8,400
Accumulated other comprehensive income, net of tax	419	459
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	475,859	460,060
Non-controlling interest	(403,701)	(410,934)
Total stockholders' equity	72,158	49,126
Total liabilities and stockholders' equity	$426,078	$412,835

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Revenue:
Continuing franchise fees	$25,495	$23,049	$75,946	$69,298
Annual dues	9,106	8,592	26,775	25,148
Broker fees	13,488	12,125	36,669	32,914
Franchise sales and other revenue	6,777	5,305	22,395	17,844
Total revenue	54,866	49,071	161,785	145,204
Operating expenses:
Selling, operating and administrative expenses	27,461	31,843	90,136	79,167
Depreciation and amortization	5,608	4,286	15,252	15,678
(Gain) loss on sale or disposition of assets, net	(10)	451	(41)	426
Total operating expenses	33,059	36,580	105,347	95,271
Operating income	21,807	12,491	56,438	49,933
Other expenses, net:
Interest expense	(3,050)	(2,598)	(8,945)	(7,414)
Interest income	180	145	397	195
Foreign currency transaction gains (losses)	24	273	(162)	289
Total other expenses, net	(2,846)	(2,180)	(8,710)	(6,930)
Income before provision for income taxes	18,961	10,311	47,728	43,003
Provision for income taxes	(3,420)	(3,021)	(8,429)	(10,786)
Net income	$15,541	$7,290	$39,299	$32,217
Less: net income attributable to non-controlling interest (note 4)	7,402	3,573	18,529	16,502
Net income attributable to RE/MAX Holdings, Inc.	$8,139	$3,717	$20,770	$15,715

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.46	$0.21	$1.17	$0.89
Diluted	$0.46	$0.21	$1.17	$0.89
Weighted average shares of Class A common stock outstanding
Basic	17,746,184	17,696,991	17,733,910	17,685,683
Diluted	17,771,212	17,737,786	17,767,638	17,726,447
Cash dividends declared per share of Class A common stock	$0.20	$0.18	$0.60	$0.54

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Net income	$15,541	$7,290	$39,299	$32,217
Change in cumulative translation adjustment	90	507	(77)	947
Other comprehensive income (loss), net of tax	90	507	(77)	947
Comprehensive income	15,631	7,797	39,222	33,164
Less: comprehensive income attributable to non-controlling interest	7,435	3,859	18,492	17,035
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$8,196	$3,938	$20,730	$16,129

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
As adjusted* balances, January 1, 2018	17,696,991	$2	1	$—	$451,199	$8,400	$459	$(410,934)	$49,126
Net income	—	—	—	—	—	20,770	—	18,529	39,299
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(11,259)	(11,259)
Equity-based compensation and related dividend equivalents	64,878	—	—	—	6,206	(113)	—	—	6,093
Dividends to Class A common stockholders	—	—	—	—	—	(10,645)	—	—	(10,645)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(40)	(37)	(77)
Payroll taxes related to net settled restricted stock units	(15,685)	—	—	—	(895)	—	—	—	(895)
Other	—	—	—	—	516	—	—	—	516
Balances, September 30, 2018	17,746,184	$2	1	$—	$457,026	$18,412	$419	$(403,701)	$72,158

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
		2017
	2018	As adjusted*
Cash flows from operating activities:
Net income	$39,299	$32,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,252	15,678
Bad debt expense	1,257	836
(Gain) loss on sale or disposition of assets and sublease, net	(146)	3,859
Equity-based compensation expense	6,141	2,161
Deferred income tax expense	3,503	3,822
Fair value adjustments to contingent consideration	(860)	250
Payments pursuant to tax receivable agreements	(5,047)	(7,296)
Other, net	902	888
Changes in operating assets and liabilities	(3,279)	1,025
Net cash provided by operating activities	57,022	53,440
Cash flows from investing activities:
Purchases of property and equipment and capitalization of developed software and trademark costs	(5,316)	(1,781)
Acquisitions, net of cash acquired of $362 and $0, respectively	(25,888)	—
Net cash used in investing activities	(31,204)	(1,781)
Cash flows from financing activities:
Payments on debt	(2,382)	(1,772)
Distributions paid to non-controlling unitholders	(11,259)	(14,213)
Dividends and dividend equivalents paid to Class A common stockholders	(10,758)	(9,607)
Payment of payroll taxes related to net settled restricted stock units	(895)	(816)
Payment of contingent consideration	(50)	—
Net cash used in financing activities	(25,344)	(26,408)
Effect of exchange rate changes on cash	(18)	1,076
Net increase in cash and cash equivalents	456	26,327
Cash and cash equivalents, beginning of year	50,807	57,609
Cash and cash equivalents, end of period	$51,263	$83,936
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,487	$7,477
Net cash paid for income taxes	$4,802	$8,619
Schedule of non-cash investing and financing activities:
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	$522	$310

See accompanying notes to unaudited condensed consolidated financial statements.

*See Note 3, Revenue for more information.

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) completed an initial public offering (the “IPO”) of its shares of Class A common stock on October 7, 2013. RE/MAX Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of September 30, 2018, RE/MAX Holdings owns 58.56% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.44% of common membership units in RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2017, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2018 and the results of its operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, cash flows for the nine months ended September 30, 2018 and 2017 and changes in its stockholders’ equity for the nine months ended September 30, 2018. Interim results may not be indicative of full-year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report on Form 10-K”).

Reclassifications

In addition to the change in accounting principle discussed in Note 3, Revenue, certain items in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2017 have been reclassified to conform to the current year’s presentation. These reclassifications did not affect the Company’s consolidated results of operations or cash flows.

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

Segment Reporting

In February 2018, the Company both (a) acquired all membership interests in booj and (b) promoted Adam Contos to the role of sole Chief Executive Officer. Because of these changes and the continued growth of Motto, in the second quarter of 2018 the chief operating decision maker re-evaluated the information used to evaluate performance and make resource allocation decisions. As a result of the re-evaluation, the Company determined it was operating under the following three segments: RE/MAX Franchising, Motto Franchising and booj. Due to quantitative insignificance, the Motto Franchising and booj operating segments do not meet the criteria of a reportable segment, and RE/MAX Franchising is the only reportable segment. The RE/MAX Franchising reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name and corporate-wide shared services expenses. Other comprises Motto Franchising and booj. All prior segment information has been recasted to reflect the Company’s new segment structure.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies classification for certain cash receipts and cash payments on the Consolidated Statement of Cash Flows. ASU 2016-15 became effective for the Company on January 1, 2018 and required a retrospective transition method for each period presented.  Under the new guidance, the contingent consideration payments related to the purchase of Full House Mortgage Connection, Inc. (“Full House”), a franchisor of mortgage brokerages that created concepts used to develop Motto, are classified as financing outflows up to the $6.3 million acquisition date fair value and any cash payments paid in excess of the acquisition date fair value are classified as operating outflows. See Note 6, Acquisitions for additional information. The adoption of this standard had no other material impact on its financial statements and related disclosures.

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

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which eliminates certain disclosure requirements for fair value measurements and requires new or modified disclosures. ASU 2018-13 is effective for the Company beginning January 1, 2020. Certain changes are applied retrospectively to each period presented and others are to be applied either in the period of adoption or prospectively. The Company believes the amendments of ASU 2018-13 will not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities that arise from all leases on the consolidated balance sheets. ASU 2016-02 is required to be adopted by the Company on January 1, 2019.  The Company plans to elect the transition method per ASU 2018-11 and apply the new lease standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and will not retrospectively recast prior periods presented.  The Company has several building leases and other smaller leases for which the Company is still assessing the application of this standard. The Company has not yet determined the exact effect of the standard on its consolidated financial statements and related disclosures but expects a material increase in both “Total assets” and “Total liabilities” on the Condensed Consolidated Balance Sheets upon implementation primarily related to building leases.

3. Revenue

Changes in Revenue Recognition Policies

The Company adopted the new revenue standard on January 1, 2018.  The Company applied the new revenue standard retrospectively and has recast the 2017 condensed consolidated financial statements as though the new revenue standard had been applied in all periods presented.  The adoption of the new guidance changed the timing of recognition of franchise sales and franchise renewal revenue and related commissions paid on franchise sales and renewals, as discussed below.  These changes resulted in net cumulative adjustments to “Retained earnings” of $4.9 million and “Non-controlling interest” of $11.6 million which were recorded to the opening balance sheet as of January 1, 2016.

The Company’s franchise agreements offer the following benefits to the franchisee: common use and promotion of RE/MAX and Motto trademarks; distinctive sales and promotional materials; access to technology; standardized supplies and other materials used in RE/MAX and Motto offices; and recommended procedures for operation of RE/MAX and Motto offices. The Company concluded that these benefits are all a part of one performance obligation, a license of symbolic intellectual property that is billed through a variety of fees including franchise sales, continuing franchise fees, broker fees, and annual dues, described below. The Company has other performance obligations associated with contracts with customers in other revenue for training, marketing and events.

Franchise sales is comprised of revenue from the sale or renewal of franchises. The Company previously recognized revenue at the time of sale. Under the new revenue standard, the franchise sale initial fees are considered to be a part of the license of symbolic intellectual property, which is now recognized over the contractual term of the franchise agreement, which is typically 5 years for RE/MAX and 7 years for Motto franchise agreements. Correspondingly, the commissions related to franchise sales are recorded as an asset (the current portion in “Other current assets” and long-term portion in “Other assets, net of current portion”) and are recognized over the contractual term of the franchise agreement in “Selling, operating and administrative expenses”.  Previously, such commissions were expensed as incurred.

The following tables summarize the impacts of the new revenue standard adoption on the Company’s condensed consolidated financial statements (in thousands, except per share information):

Condensed Consolidated Balance Sheet

	Impact of Changes in Accounting Policies
	As of December 31, 2017
	As previously reported	Adjustments	As adjusted
Accounts and notes receivable, current portion, net	$21,304	$(1,020)	$20,284
Income taxes receivable	870	93	963
Other current assets	6,924	1,050	7,974
Deferred tax assets, net	59,151	3,690	62,841
Other assets, net of current portion	1,563	2,460	4,023
Income taxes payable	133	(36)	97
Deferred revenue	18,918	6,350	25,268
Deferred revenue, net of current	—	20,228	20,228
Retained earnings	16,027	(7,627)	8,400
Accumulated other comprehensive income, net of tax	515	(56)	459
Non-controlling interest	398,348	12,586	410,934

Condensed Consolidated Statement of Income

	Impact of Changes in Accounting Policies
	Three Months Ended September 30, 2017
	As previously reported	Adjustments	As adjusted
Franchise sales and other revenue	$5,611	$(306)	$5,305
Selling, operating and administrative expenses	31,832	11	31,843
Provision for income taxes	3,091	(70)	3,021
Net income	7,537	(247)	7,290
Net income attributable to non-controlling interest	3,702	(129)	3,573
Net income attributable to RE/MAX Holdings, Inc.	3,835	(118)	3,717
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock:
Basic	0.22	(0.01)	0.21
Diluted	0.22	(0.01)	0.21

	Impact of Changes in Accounting Policies
	Nine Months Ended September 30, 2017
	As previously reported	Adjustments	As adjusted
Franchise sales and other revenue	$19,065	$(1,221)	$17,844
Selling, operating and administrative expenses	79,263	(96)	79,167
Provision for income taxes	10,883	(97)	10,786
Net income	33,245	(1,028)	32,217
Net income attributable to non-controlling interest	16,968	(466)	16,502
Net income attributable to RE/MAX Holdings, Inc.	16,277	(562)	15,715
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock:
Basic	0.92	(0.03)	0.89
Diluted	0.92	(0.03)	0.89

Condensed Consolidated Statement of Comprehensive Income

	Impact of Changes in Accounting Policies
	Three Months Ended September 30, 2017
	As previously reported	Adjustments	As adjusted
Net income	$7,537	$(247)	$7,290
Change in cumulative translation adjustment	536	(29)	507
Comprehensive income	8,073	(276)	7,797
Comprehensive income attributable to non-controlling interest	3,987	(128)	3,859
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	4,086	(148)	3,938

	Impact of Changes in Accounting Policies
	Nine Months Ended September 30, 2017
	As previously reported	Adjustments	As adjusted
Net income	$33,245	$(1,028)	$32,217
Change in cumulative translation adjustment	999	(52)	947
Comprehensive income	34,244	(1,080)	33,164
Comprehensive income attributable to non-controlling interest	17,500	(465)	17,035
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	16,744	(615)	16,129

Condensed Consolidated Statement of Cash Flows

	Impact of Changes in Accounting Policies
	Nine Months Ended September 30, 2017
	As previously reported	Adjustments	As adjusted
Net income	$33,245	$(1,028)	$32,217
Deferred income tax expense	3,919	(97)	3,822
Changes in operating assets and liabilities	(100)	1,125	1,025

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

Continuing Franchise Fees

Revenue from continuing franchise fees consists of fixed contractual fees paid monthly by franchise owners and franchisees based on the number of RE/MAX agents in the respective franchised region or office and the number of Motto offices. This revenue is recognized in the month for which the fee is billed.  This revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents and number of Motto offices.

Annual Dues

Annual dues revenue consists of fixed contractual fees paid annually based on the number of RE/MAX agents. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the 12-month period to which it relates.  Annual dues revenue is a usage-based royalty as it is dependent on the number of agents.

The activity in the Company’s deferred revenue is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets.

The activity in the Company’s annual dues deferred revenue consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Nine months ended September 30, 2018	$15,297	$28,249	$(26,775)	$16,771

(a)Revenue recognized related to the beginning balance was $2.4 million and $13.4 million for the three and nine months ended September 30, 2018, respectively.

Broker Fees

Revenue from broker fees represents fees received from the Company’s RE/MAX franchised regions or franchise offices that are based on a percentage of RE/MAX agents’ gross commission income. Revenue from broker fees is recognized as a sales-based royalty and recognized in the month when a home sale transaction occurs. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

Franchise Sales

The activity in the Company’s franchise sales deferred revenue accounts consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Nine months ended September 30, 2018	$27,943	$6,083	$(6,896)	$27,130

(a)Revenue recognized related to the beginning balance was $1.9 million and $5.7 million for the three and nine months ended September 30, 2018.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at		Additions to contract	Balance at end
	beginning of period	Expense recognized	cost for new activity	of period
Nine months ended September 30, 2018	$3,532	$(956)	$1,146	$3,722

Other Revenue

Other revenue is primarily revenue from preferred marketing arrangements and event-based revenue from training and other programs. Revenue from preferred marketing arrangements involves both flat fees paid in advance as well as revenue sharing, both of which are generally recognized over the period of the arrangement.  Event-based revenue is recognized when the event occurs and until then is included in “Deferred revenue”. Other revenue also includes revenue from booj’s operations for its external customers.

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
U.S.	$40,872	$36,615	$118,794	$109,054
Canada	6,170	6,599	18,146	17,573
Global and Other	5,408	5,694	19,214	18,332
Total RE/MAX Franchising	52,450	48,908	156,154	144,959
Other	2,416	163	5,631	245
Total	$54,866	$49,071	$161,785	$145,204

*See above within Note 3, Revenue for more information

In the following table, segment revenue is disaggregated by owned or independent regions in the U.S. and Canada for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Owned Regions	$35,138	$31,616	$102,193	$93,165
Independent Regions	11,904	11,598	34,747	33,462
Global and Other	5,408	5,694	19,214	18,332
Total RE/MAX Franchising	52,450	48,908	156,154	144,959
Other	2,416	163	5,631	245
Total	$54,866	$49,071	$161,785	$145,204

*See above within Note 3, Revenue for more information

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remaining 3 months of 2018	2019	2020	2021	2022	2023	Thereafter	Total
Annual dues	$7,376	$9,395	$—	$—	$—	$—	$—	$16,771
Franchise sales	1,916	6,970	5,662	4,246	2,710	1,284	4,342	27,130
Total	$9,292	$16,365	$5,662	$4,246	$2,710	$1,284	$4,342	$43,901

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

	Three Months Ended September 30,
				2017
	2018			As adjusted*
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	58.56%	41.44%	100.00%	58.49%	41.51%	100.00%
Income before provision for income taxes(a)	$11,096	$7,865	$18,961	$5,992	$4,319	$10,311
Provision for income taxes(b)(c)	(2,957)	(463)	(3,420)	(2,275)	(746)	(3,021)
Net income	$8,139	$7,402	$15,541	$3,717	$3,573	$7,290

	Nine Months Ended September 30,
				2017
	2018			As adjusted*
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	58.54%	41.46%	100.00%	58.47%	41.53%	100.00%
Income before provision for income taxes(a)	$27,916	$19,812	$47,728	$25,104	$17,899	$43,003
Provision for income taxes(b)(c)	(7,146)	(1,283)	(8,429)	(9,389)	(1,397)	(10,786)
Net income	$20,770	$18,529	$39,299	$15,715	$16,502	$32,217

*See Note 3, Revenue for more information.

(a)

The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain relatively insignificant expenses recorded at RE/MAX Holdings.

(b)

The provision for income taxes attributable to RE/MAX Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO. It also includes RE/MAX Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, related primarily to tax liabilities in certain foreign jurisdictions.

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

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement (the “New RMCO, LLC Agreement”), RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Tax and other distributions	$3,723	$7,430
Dividend distributions	7,536	6,783
Total distributions to non-controlling unitholders	$11,259	$14,213

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$8,139	$3,717	$20,770	$15,715
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,746,184	17,696,991	17,733,910	17,685,683
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,746,184	17,696,991	17,733,910	17,685,683
Add dilutive effect of the following:
Restricted stock units	25,028	40,795	33,728	40,764
Weighted average shares of Class A common stock outstanding, diluted	17,771,212	17,737,786	17,767,638	17,726,447
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.46	$0.21	$1.17	$0.89
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.46	$0.21	$1.17	$0.89

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

Dividends

Dividends declared and paid quarterly per share on all outstanding shares of Class A common stock were as follows (in thousands, except share and per share information):

	Nine Months Ended September 30,
	2018				2017
	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders
Dividend declared during quarter ended:
March 31	March 21, 2018	$0.20	$3,547	$2,512	March 22, 2017	$0.18	$3,184	$2,261
June 30	May 30, 2018	0.20	3,549	2,512	May 31, 2017	0.18	3,185	2,261
September 30	August 29, 2018	0.20	3,549	2,512	August 30, 2017	0.18	3,185	2,261
		$0.60	$10,645	$7,536		$0.54	$9,554	$6,783

On October 31, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.20 per share on all outstanding shares of Class A common stock, which is payable on November 28, 2018 to stockholders of record at the close of business on November 14, 2018.

6. Acquisitions

Booj, LLC

On February 26, 2018, RE/MAX, LLC acquired all membership interests in booj using $26.3 million in cash generated from operations, plus up to approximately $10.0 million in equity-based compensation to be earned over time, which will be accounted for as compensation expense in the future (see Note 12, Equity-Based Compensation for additional information). RE/MAX, LLC acquired booj in order to deliver core technology solutions designed for and with RE/MAX affiliates.

Booj constitutes a business and was accounted for using the fair value acquisition method.  The Company has not completed the analysis necessary to conclude on its purchase price allocation.  However, the following table summarizes the Company’s best, current estimate of the allocation of the purchase price to the fair value of assets acquired and liabilities assumed (in thousands):

booj
Cash	$362
Other current assets	367
Property and equipment	625
Software	7,400
Trademarks	500
Non-compete agreements	1,200
Customer relationships	800
Other intangible assets	1,589
Other assets, net of current portion	336
Total assets acquired, excluding goodwill	13,179
Current portion of debt	(606)
Other current liabilities	(557)
Debt, net of current portion	(805)
Total liabilities assumed	(1,968)
Goodwill	15,039
Total purchase price	$26,250

The preliminary estimated fair value of the assets acquired and liabilities assumed is subject to adjustments based on the Company’s final assessment of the fair values of the intangible assets, which are the acquired assets with the highest likelihood of changing upon finalization of the valuation process. The excess of the total purchase price over the preliminary fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. The goodwill is attributable to expected synergies and projected long-term revenue growth for the RE/MAX network. All of the goodwill recognized is tax deductible.

Adjustments recorded during the measurement period are calculated as if they were known at the acquisition date but are recognized in the reporting period in which they are determined. Revisions or adjustments are not made to any prior period information. Adjustments to the preliminary purchase price allocation for booj were made during the three months ended September 30, 2018 to the Condensed Consolidated Balance Sheets resulting in an increase to “Other intangible assets” of $3.6 million with a corresponding decrease to “Goodwill” of $3.6 million.  The Company recognized an increase in depreciation and amortization expense of $0.4 million during the three months ended September 30, 2018 in connection with these measurement adjustments.

Revenue and net income attributable to the acquisition of booj were not material for the three and nine months ended September 30, 2018.

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

Adjustments recorded during the measurement period are calculated as if they were known at the acquisition date but are recognized in the reporting period in which they are determined. Revisions or adjustments are not made to any prior period information. Adjustments to the accounting for RE/MAX of Northern Illinois were made during the nine months ended September 30, 2018 to the Condensed Consolidated Balance Sheets to decrease “Franchise agreements, net” by $0.7 million with a corresponding increase to “Goodwill.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Total revenue	$54,866	$52,144	$163,051	$154,241
Net income attributable to RE/MAX Holdings, Inc.	$8,139	$2,950	$20,078	$13,842
Basic earnings per common share	$0.46	$0.17	$1.13	$0.78
Diluted earnings per common share	$0.46	$0.17	$1.13	$0.78

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of September 30, 2018			As of December 31, 2017
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$180,867	$(73,835)	$107,032	$181,567	$(62,218)	$119,349
Other intangible assets:
Software(a)	4.6	$22,916	$(9,630)	$13,286	$13,762	$(8,111)	$5,651
Trademarks	9.3	1,859	(788)	1,071	1,539	(902)	637
Non-compete agreements	7.7	3,700	(733)	2,967	2,500	(312)	2,188
Training materials	5.0	2,350	—	2,350	—	—	—
Other(b)	11.9	2,389	(152)	2,237	—	—	—
Total other intangible assets	6.0	$33,214	$(11,303)	$21,911	$17,801	$(9,325)	$8,476

(a)

As of September 30, 2018 and December 31, 2017, capitalized software development costs of $2.4 million and $0.6 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

(b)

Other consists of customer relationships and a favorable market lease, both obtained in connection with the acquisition of booj.  The favorable market lease is amortized as additional rent expense through “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income over the remaining term of the lease.

Amortization expense for the three months ended September 30, 2018 and 2017 was $5.3 million and $4.1 million, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $14.4 million and $15.1 million, respectively. Amounts for the three and nine months ended September 30, 2018 include the booj measurement period adjustment of $0.4 million. Refer to Note 6, Acquisitions for additional information.

As of September 30, 2018, the estimated future amortization expense for the next five years related to intangible assets includes the estimated amortization expense associated with the Company’s preliminary estimate of the acquisition date fair value of the intangible assets assumed with the acquisition of booj and is as follows (in thousands):

As of September 30, 2018:
Remainder of 2018	$5,067
2019	20,597
2020	20,524
2021	19,741
2022	16,792
$82,721

The following table presents changes to goodwill for the period from January 1, 2018 to September 30, 2018 (in thousands):

	RE/MAX Franchising	Other	Total
Balance, January 1, 2018	$123,413	$11,800	$135,213
Goodwill recognized related to current year acquisitions(a)	15,039	—	15,039
Adjustments to acquisition accounting during the measurement period	700	—	700
Effect of changes in foreign currency exchange rates	(93)	—	(93)
Balance, September 30, 2018	$139,059	$11,800	$150,859

(a)

The purpose of the booj acquisition is to develop and deliver core technology solutions designed for and with RE/MAX franchisees and agents.  As such, the Company expects the majority of goodwill arising from this acquisition to be allocated to RE/MAX Franchising.  However, the allocation of goodwill between the RE/MAX Franchising segment and Other segment is preliminary and will be finalized in conjunction with the finalization of the purchase price allocation for booj. See Note 6, Acquisitions for additional information.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued payroll and related employee costs	$6,341	$3,874
Accrued taxes	1,256	1,635
Accrued professional fees	1,818	2,339
Other(a)	3,025	7,542
	$12,440	$15,390

(a)

Other accrued liabilities as of December 31, 2017 includes a $4.5 million payable in connection with the February 13, 2018 settlement, and subsequent payment, resulting from the litigation matter concerning the Company’s 2013 acquisition of the net assets of Tails, Inc. (“Tails”), as discussed in Note 14, Commitments and Contingencies.

9. Debt

Debt, net of current portion, consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
2016 Senior Secured Credit Facility	$230,300	$232,063
Other long-term financing(a)	825	—
Less unamortized debt issuance costs	(1,555)	(1,780)
Less unamortized debt discount costs	(1,135)	(1,297)
Less current portion(a)	(2,665)	(2,350)
	$225,770	$226,636

(a)	Includes financing assumed with the acquisition of booj. As of September 30, 2018, the carrying value of this financing approximates the fair value.

Maturities of debt are as follows (in thousands):

As of September 30, 2018:
Remainder of 2018	$663
2019	2,672
2020	2,703
2021	2,424
2022	2,350
Thereafter	220,313
$231,125

Senior Secured Credit Facility

On December 15, 2016, RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). Borrowings under the term loans and revolving loans, if any outstanding, accrue interest at LIBOR (as long as LIBOR is not less than the floor of 0.75%) plus an applicable margin of 2.75%. As of September 30, 2018, the interest rate was 4.99%.

As of September 30, 2018, the Company had no revolving loans outstanding under its Senior Secured Credit Facility. Whenever amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

10. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the 2017 Annual Report on Form 10-K.

A summary of the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

	As of September 30, 2018				As of December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$5,670	$—	$—	$5,670	$6,580	$—	$—	$6,580

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

The table below presents a reconciliation of all liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs for the period from January 1, 2018 to September 30, 2018 (in thousands):

Fair Value of Contingent Consideration Liability
Balance at January 1, 2018	$6,580
Fair value adjustments(a)	(860)
Cash payments	(50)
Balance at September 30, 2018	$5,670

(a)	Fair value adjustments relate to realignment of future franchise sales assumptions to more closely reflect historical sales trends from inception to date.

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the nine months ended September 30, 2018.

The following table summarizes the carrying value and fair value of the Senior Secured Credit Facility as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,		December 31,
	2018		2017
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$227,610	$232,027	$228,986	$232,933

11. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 is based on an estimate of the Company’s annualized effective income tax rate. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of September 30, 2018, the Company does not believe it has any significant uncertain tax positions.

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

Employee stock-based compensation expense under the Company’s 2013 Incentive Plan, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expense from Time-based RSUs	$1,412	$750	$3,270	$1,892
Expense from Performance-based RSUs	1,305	118	2,871	269
Equity-based compensation expense	2,717	868	6,141	2,161
Tax benefit from equity-based compensation	(384)	(191)	(868)	(475)
Excess tax benefit from equity-based compensation	—	—	(145)	(324)
Net compensation cost	$2,333	$677	$5,128	$1,362

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

The following table summarizes equity-based compensation activity related to time-based RSUs as of and for the nine months ended September 30, 2018:

	Time-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2018	105,862	$41.67
Granted	253,315	$54.06
Shares vested (including tax withholding)(a)	(64,878)	$40.96
Forfeited	(4,477)	$42.38
Balance, September 30, 2018	289,822	$52.65

(a)

Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At September 30, 2018, there was $12.4 million of total unrecognized time-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.86 years for time-based restricted stock units.

Performance-based Restricted Stock Units

Performance-based RSUs for employees, other than booj employees and former owners in connection with the acquisition, are stock-based awards in which the number of shares ultimately received depends on the Company’s achievement of a specified revenue target as well as the Company’s total shareholder return (“TSR”) relative to the TSR of all companies in the S&P SmallCap 600 Index over a three-year performance period. The number of shares that could be issued range from 0% to 150% of the participant’s target award. Performance-based RSUs are valued on the date of grant using a Monte Carlo simulation for the TSR element of the award. The Company’s expense will be adjusted based on the estimated achievement of revenue versus target. Earned performance-based RSUs cliff-vest at the end of the three-year performance period. Compensation expense is recognized on a straight-line basis over the vesting period based on the Company’s estimated performance.

Performance-based RSUs granted to booj employees and former owners in connection with the acquisition are stock-based awards in which the number of shares ultimately received depends on the achievement of certain technology requirements set forth in the related purchase agreement. The number of shares that could be issued range from 0% to 100% of the participant’s target award. The awards were valued using the Company’s closing stock price on the date of grant. The Company’s expense will be adjusted based on the estimated achievement of the requirements. Earned performance-based RSUs vest May 31, 2019 and November 1, 2019 to the extent the corresponding requirements are achieved. Compensation expense is recognized on a straight-line basis over the vesting period based on the Company’s estimated performance.

The following table summarizes equity-based compensation activity related to performance-based RSUs as of and for the nine months ended September 30, 2018:

	Performance-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2018	31,831	$57.88
Granted(a)	156,694	$55.38
Forfeited	(3,213)	$57.55
Balance, September 30, 2018	185,312	$55.77

(a)	Represents the total participant target award.

At September 30, 2018, there was $6.1 million of total unrecognized performance-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.47 years for performance-based RSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 2,241,423 additional shares available for the Company to grant under the 2013 Incentive Plan as of September 30, 2018.

13. Leadership Change

On February 9, 2018, the Company announced the retirement of the Company’s President. The Company entered into a Separation Agreement with the President, and pursuant to the terms of this agreement, the Company incurred a total cost of $1.8 million which was recorded to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income during the nine months ended September 30, 2018, which will be paid over a 39-month period.

14. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable leases, subject to certain provisions for renewal options and escalation clauses. On August 16, 2017, the Company entered into a sublease agreement for certain office space at its corporate headquarters where the Company’s expected costs related to the subleased space, including lease payments the Company will make to its lessor, exceed the anticipated revenue, and as a result, the Company recorded a loss of $3.7 million during the three and nine months ended September 30, 2017. Additionally, the Company acquired an office lease in connection with the acquisition of booj. Future lease payments related to the booj office lease are approximately $0.2 million per year for the next five years with payments thereafter totaling approximately $2.0 million.

Contingencies

In connection with the purchase of Full House, the Company entered into an arrangement to pay additional purchase consideration based on Motto’s future gross revenues collected, excluding certain fees, for each year beginning October 1, 2017 through September 30, 2026. As of September 30, 2018, this liability was estimated to be $5.7 million. See Note 10, Fair Value Measurements for additional information.

In connection with the sale of the assets and liabilities related to the Company’s previously owned brokerages, the Company entered into three Assignment and Assumption of Lease Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments through July 2021 under the respective lease agreements and accordingly, as of September 30, 2018, the Company has outstanding lease guarantees of $2.3 million. This amount represents the maximum potential amount of future payments under the respective lease guarantees. In the event of default by the purchaser, the indemnity and default clauses in the Assignment Agreements govern the Company’s ability to pursue and recover damages incurred, if any, against the purchaser.

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters in accordance with the requirements of GAAP. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

On February 13, 2018, a settlement was reached in the litigation surrounding the acquisition of the net assets of Tails, as described in the Company’s 2017 Annual Report on Form 10-K.  The Company recorded a charge equivalent to the net cost of this settlement of $2.6 million in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income during the three months ended September 30, 2017.

Management of the Company believes that no other such litigation matters involving a reasonably possible chance of loss will, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

15. Related-Party Transactions

The majority stockholders of RIHI, specifically the Company’s current Chairman and Co-Founder and the Company’s Vice Chair and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. The Company used the golf course and related facilities for business purposes at minimal charge during the nine months ended September 30, 2018 and 2017. Additionally, the Company recorded expense of $0.2 million and $0.5 million for the value of the benefits provided to Company personnel and others for the complimentary use of the golf course during the three months ended September 30, 2018 and 2017, respectively, and $0.5 million during both the nine months ended September 30, 2018 and 2017, with an offsetting increase in additional paid in capital.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities (primarily the Company’s affiliated advertising funds), and it allows these companies to share its leased office space. During both the three months ended September 30, 2018 and 2017, the total amount allocated for services rendered and rent for office space provided on behalf of affiliated entities was $0.9 million. During the nine months ended September 30, 2018 and 2017, the total amounts allocated for services rendered and rent for office space provided on behalf of affiliated entities were $2.8 million and $2.4 million, respectively. Amounts are generally paid within 30 days and no amounts were outstanding at September 30, 2018 or December 31, 2017.

Related party advertising funds had current outstanding amounts due from the Company of $0.1 million as of both September 30, 2018 and December 31, 2017. Such amounts are included in “Accounts payable” in the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents revenue from external customers by segment for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Revenue:
RE/MAX Franchising	$52,450	$48,908	$156,154	$144,959
Other	2,416	163	5,631	245
Total revenue	$54,866	$49,071	$161,785	$145,204

*See Note 3, Revenue for more information.

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Adjusted EBITDA: RE/MAX Franchising	$30,632	$26,582	$84,429	$78,737
Adjusted EBITDA: Other	(1,169)	(698)	(3,377)	(2,169)
Adjusted EBITDA: Consolidated	29,463	25,884	81,052	76,568
Gain (loss) on sale or disposition of assets and sublease, net(a)	5	(3,980)	146	(3,859)
Equity-based compensation expense	(2,717)	(868)	(6,141)	(2,161)
Acquisition-related expense(b)	(141)	(3,566)	(1,628)	(4,398)
Special Committee investigation and remediation expense(c)	(111)	—	(2,761)	—
Fair value adjustments to contingent consideration(d)	940	(420)	860	(250)
Interest income	180	145	397	195
Interest expense	(3,050)	(2,598)	(8,945)	(7,414)
Depreciation and amortization	(5,608)	(4,286)	(15,252)	(15,678)
Income before provision for income taxes	$18,961	$10,311	$47,728	$43,003

*See Note 3, Revenue for more information.

(a)	Represents gain (loss) on the sale or disposition of assets as well as the gains (losses) on the sublease of a portion of our corporate headquarters office building.
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

(e)

17. Subsequent Events

On October 4, 2018, with the Company’s approval, Oberndorf Investments, LLC (“Oberndorf”) assigned all of its rights, title and interest in and to the Tax Receivable Agreement with the Company (“TRA”) to Parallaxes Opportunity Fund I, LP (“Parallaxes”). Of the amounts reflected in the Condensed Consolidated Balance Sheets as of September 30, 2018 within “Current portion of payable pursuant to tax receivable agreements” and “Payable pursuant to tax receivable agreement”, $21.7 million was owed to Oberndorf and subject to this assignment. The assignment does not impact the financial position or results of operations and cash flows of the Company.

On October 7, 2018, pursuant to the terms of the Company’s Certificate of Incorporation, RIHI lost its previous effective control of a majority of the voting power of RE/MAX Holdings common stock. RIHI owns all of RE/MAX Holdings’ Class B common stock which, prior to October 7, 2018, entitled RIHI to a number of votes on matters presented to RE/MAX Holdings stockholders equal to two times the number of RMCO common units that RIHI held. Effective October 7, 2018, the voting power of Class B common stock was reduced to equal the number of RMCO common units held, and therefore RIHI lost the controlling vote of RE/MAX Holdings. As a result of this change in the voting rights of the Class B common stock, RIHI no longer controls a majority of the voting power of RE/MAX Holdings’ common stock, and RE/MAX Holdings no longer constitutes a “controlled company” under the corporate governance standards of the New York Stock Exchange (the “NYSE”). RE/MAX Holdings does not currently take advantage of any of the exemptions for controlled companies under NYSE listing standards. RIHI remains a significant stockholder of the Company and through its ownership of the Class B common stock holds approximately 42% of the voting power of the Company’s stock. See Item 1 of the Company’s 2017 Annual Report on Form 10-K for further information.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in our most recent Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report on Form 10-K”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; revenue; operating expenses; financial outlook; our plans regarding dividends; non-GAAP financial measures; housing and mortgage market conditions; economic and demographic trends; competition; the anticipated benefits of the acquisition and integration of booj and other technology initiatives; our anticipated sources and uses of liquidity including for potential reacquisitions of Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary business, services and technologies; the Company’s strategic and operating plans and business models including our plans to re-invest in our business; and our Board of Directors and management structure, including the roles of Adam Contos and the senior management team, the roles of David Liniger and of Richard Covey and the independent members of the Board of Directors. Forward looking statements also include statements related to: the implications and potential impact of the previously disclosed investigation by the special committee of the Board of Directors into actions of certain members of the Company’s senior management, which was concluded in February 2018 and any remedial measures taken in response to the investigation (the “Special Committee investigation and remediation”); our remedial efforts and other measures in response to the outcome, findings and recommendations of the Special Committee investigation and remediation; and our efforts to remediate the material weakness in our internal control over financial reporting, including our goal to remediate such material weakness in 2018.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily accurately indicate the times at which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materiality from those expressed in or suggested by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2017 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not intend, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

In 2018, we have focused on enhancing and investing in the technology supporting our franchised business model. We acquired certain assets of booj in February 2018 to deliver core technology solutions designed for and with RE/MAX affiliates. Leveraging booj’s existing technology stack, we are developing a custom-built, integrated platform with products that interact and evolve with one another. Included in this platform will be a CRM integrated with agent, office and team websites, lead cultivation tools, marketing resources, social integration and more. We will also leverage the capabilities of other strategic partners as we develop advanced technology solutions for the RE/MAX network. We expect to continue to invest meaningfully in technology as we seek to enhance our overall value proposition to our brokers, agents and consumers, which will continue to impact margins in 2018.

The U.S. housing market is experiencing a larger-than-expected slowdown in home sales this fall, as homebuyers and sellers adapt to a shifting market. We believe market participants are adjusting to the changing market conditions – price appreciation, low inventory, and rising interest rates – and this recalibration likely represents a temporary transition rather than a lasting trend. The housing market has generally favored sellers for a while so we believe a move toward greater equilibrium will be healthy for housing over the longer term. Additionally, our U.S. and Canadian agent count growth rates modestly decelerated during the third quarter.  We expect the current homes sales and agent count growth rate trends to continue through at least the end of 2018.

Financial and Operational Highlights – Three Months Ended September 30, 2018

(Compared to three months ended September 30, 2017, as adjusted*, unless otherwise noted)

*See Note 3, Revenue for more information.

•	Total agent count grew by 5.4% to 123,905 agents.
•	U.S. and Canada combined agent count increased 1.2% to 85,698 agents.
•	Revenue of $54.9 million, up 11.8% from the prior year.
•	Net income attributable to RE/MAX Holdings, Inc. of $8.1 million.
•	Adjusted EBITDA of $29.5 million and Adjusted EBITDA margin of 53.7%.

During the three months ended September 30, 2018, we grew our total agent count 5.4% as compared to the three months ended September 30, 2017. We sold 34 Motto franchises during the nine months ended September 30, 2018, resulting in a total of 100 Motto franchises sold from inception in October 2016 through September 30, 2018. During the three months ended September 30, 2018, our revenue increased primarily due to contributions from the acquisitions of RE/MAX of Northern Illinois in November 2017 and booj in February 2018, which together added $3.0 million, or 6.1%. Organic growth increased revenue $2.9 million, or 6.0%. During the third quarter of 2017, we waived approximately $1.7 million of continuing franchise fees and broker fees for hurricane-impacted associates. Excluding the effect of these fee waivers, organic revenue growth was 2.5% and was driven primarily by agent count increases, Motto expansion and rising average home prices. These revenue increases were partially offset by increased investments in technology and Motto in the three months ended September 30, 2018.

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

			Change
	As of September 30,		Favorable/(Unfavorable)
	2018	2017	#	%
RE/MAX Agent Count:
U.S.	64,290	63,549	741	1.2%
Canada	21,408	21,160	248	1.2%
U.S. and Canada Total	85,698	84,709	989	1.2%
Outside U.S. and Canada	38,207	32,859	5,348	16.3%
Network-wide agent count	123,905	117,568	6,337	5.4%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Total revenue	$54,866	$49,071	$161,785	$145,204
Total selling, operating and administrative expenses	$27,461	$31,843	$90,136	$79,167
Operating income	$21,807	$12,491	$56,438	$49,933
Net income attributable to RE/MAX Holdings, Inc.	$8,139	$3,717	$20,770	$15,715
Adjusted EBITDA(1)	$29,463	$25,884	$81,052	$76,568
Adjusted EBITDA margin(1)	53.7%	52.7%	50.1%	52.7%

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue

A summary of the components of our revenue for the three months ended September 30, 2018 and 2017 is as follows (in thousands except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Revenue:
Continuing franchise fees	$25,495	$23,049	$2,446	10.6%
Annual dues	9,106	8,592	514	6.0%
Broker fees	13,488	12,125	1,363	11.2%
Franchise sales and other revenue	6,777	5,305	1,472	27.7%
Total revenue	$54,866	$49,071	$5,795	11.8%

*See Note 3, Revenue for more information.

Consolidated revenue increased $3.0 million, or 6.1%, due to the acquisitions of RE/MAX of Northern Illinois and booj and $2.9 million, or 6.0%, due to organic growth, partially offset by a $0.1 million, or 0.3%, from foreign currency movements. During the third quarter of 2017, we waived approximately $1.7 million of continuing franchise fees and broker fees for hurricane-impacted associates. Excluding the impact of these fee waivers, organic growth was 2.5% and was driven primarily by agent count increases, Motto expansion and rising average home prices.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of having waived approximately $1.1 million of continuing franchise fees for hurricane-impacted associates during the third quarter of 2017, contributions from the acquisition of RE/MAX of Northern Illinois, which added $0.9 million, Motto expansion and agent count growth.

Annual Dues

Revenue from annual dues increased primarily due to the July 1, 2017 fee increase and an increase in agent count in the U.S. and Canada. Revenue from annual dues is not affected by our acquisitions of Independent Regions because agents in the U.S. and Canadian Independent Regions already pay annual dues to us in the same amounts as agents in Company-owned Regions.

Broker Fees

Revenue from broker fees increased primarily due to organic growth of $1.0 million driven primarily by having waived approximately $0.5 million of broker fees for hurricane-impacted associates during the third quarter of 2017, rising average home prices and agent count growth, partially offset by total transactions per agent. Contributions from the acquisition of RE/MAX of Northern Illinois added $0.4 million.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to revenue contributed from booj.

Operating Expenses

A summary of the components of our operating expenses for the three months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Operating expenses:
Selling, operating and administrative expenses	$27,461	$31,843	$4,382	13.8%
Depreciation and amortization	5,608	4,286	(1,322)	(30.8)%
(Gain) loss on sale or disposition of assets, net	(10)	451	461	n/m
Total operating expenses	$33,059	$36,580	$3,521	9.6%
Percent of revenue	60.3%	74.5%

*See Note 3, Revenue for more information.

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses consisted of personnel costs, professional fee expenses, rent and related facility operations expense (including losses on subleases) and other expenses. Other expenses include certain marketing and production costs that are not paid by our related party advertising funds, including travel and entertainment costs, and costs associated with our annual conventions in the U.S. and other events.

A summary of the components of our selling, operating and administrative expenses for the three months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Selling, operating and administrative expenses:
Personnel	$15,350	$11,981	$(3,369)	(28.1)%
Professional fees	3,396	3,855	459	11.9%
Rent and related facility operations	2,247	5,877	3,630	61.8%
Other	6,468	10,130	3,662	36.2%
Total selling, operating and administrative expenses	$27,461	$31,843	$4,382	13.8%
Percent of revenue	50.1%	64.9%

*See Note 3, Revenue for more information.

Total selling, operating and administrative expenses decreased as follows:

•

Personnel costs increased primarily due to $2.0 million in costs, including incremental stock-based compensation expense, to support our increased investments in technology and $1.5 million in costs to support booj’s operations assisting its external customers.

•

Professional fees decreased primarily due to costs incurred during the third quarter of 2017 in connection with litigation related to our 2013 acquisition of the net assets of Tails (See Note 14, Commitments and Contingencies), partially offset by investments in technology.

•	Rent and related facility operations decreased primarily due to a $3.7 million loss recognized during the third quarter of 2017 related to subleasing a portion of our corporate office building.
•

Other selling, operating and administrative expenses decreased primarily due to charges in the three months ended September 30, 2017 that did not recur, including a $2.6 million net litigation settlement related to our 2013 acquisition of the net assets of Tails (See Note 14, Commitments and Contingencies) and the refresh of the RE/MAX brand.  Additionally, during the three months ended September 30, 2018, we recorded an adjustment to the estimated fair value of the contingent consideration liability related to the acquisition of Full House (See Note 10, Fair Value Measurements).  These aforementioned decreases were partially offset by additional costs to support booj’s operations assisting its external customers.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to amortization expense related to intangibles acquired in connection with the acquisitions of RE/MAX of Northern Illinois and booj and a measurement adjustment recorded related to the purchase price allocation for booj.  See Note 6, Acquisitions for additional information.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2018	2017	$	%
Other expenses, net:
Interest expense	$(3,050)	$(2,598)	$(452)	(17.4)%
Interest income	180	145	35	24.1%
Foreign currency transaction gain	24	273	(249)	(91.2)%
Total other expenses, net	$(2,846)	$(2,180)	$(666)	(30.6)%
Percent of revenue	5.2%	4.4%

Other expenses, net increased primarily due to an increase in interest expense as a result of increasing interest rates on our Senior Secured Credit Facility and a decrease in foreign currency transaction gains that were primarily a result of fluctuations of the Canadian dollar against the U.S. dollar.

Provision for Income Taxes

Our effective income tax rate decreased to 18.0% from 29.3% for the three months ended September 30, 2018 and 2017, respectively, primarily due to the Tax Cuts and Jobs Act enacted in December 2017 which resulted in a substantial reduction in our corporate tax rate. See Note 11, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 4, Non-controlling Interest for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, increased $3.8 million primarily due to an increase in RMCO’s net income during the three months ended September 30, 2018 compared to September 30, 2017.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $29.5 million for the three months ended September 30, 2018, an increase of $3.6 million from the comparable prior year period.  Adjusted EBITDA increased primarily due to contributions from the acquisition of RE/MAX of Northern Illinois, agent count growth, rising average home prices and the impact of having waived continuing franchise fees and broker fees for hurricane-impacted associates during the third quarter of 2017, partially offset by increased investments in technology during the third quarter of 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

A summary of the components of our revenue for the nine months ended September 30, 2018 and 2017 is as follows (in thousands except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Revenue:
Continuing franchise fees	$75,946	$69,298	$6,648	9.6%
Annual dues	26,775	25,148	1,627	6.5%
Broker fees	36,669	32,914	3,755	11.4%
Franchise sales and other revenue	22,395	17,844	4,551	25.5%
Total revenue	$161,785	$145,204	$16,581	11.4%

*See Note 3, Revenue for more information.

Consolidated revenue increased $8.6 million, or 5.9%, due to organic growth, primarily as a result of agent count increases, rising average home prices, the impact of having waived approximately $1.7 million of continuing franchise fees and broker fees for hurricane-impacted associates during the third quarter of 2017, Motto expansion and event-based revenue from our annual convention in the U.S.  Contributions due to the acquisitions of RE/MAX of Northern Illinois and booj added $7.7 million, or 5.3%.  Foreign currency movements increased revenue $0.3 million, or 0.2%

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of contributions from the acquisition of RE/MAX of Northern Illinois, which added $2.7 million, agent count growth and Motto expansion.  Additionally, the Company waived approximately $1.1 million of continuing franchise fees for hurricane-impacted associates during the third quarter of 2017.

Annual Dues

Revenue from annual dues increased primarily due to an increase in agent count in the U.S. and Canada and the July 1, 2017 fee increase. Revenue from annual dues is not affected by our acquisitions of Independent Regions because agents in the U.S. and Canadian Independent Regions already pay annual dues to us in the same amounts as agents in Company-owned Regions.

Broker Fees

Revenue from broker fees increased primarily due to organic growth of $2.8 million driven primarily by rising average home prices, agent count growth and having waived approximately $0.5 million of broker fees for hurricane-impacted associates during the third quarter of 2017. Contributions from the acquisition of RE/MAX of Northern Illinois added $1.0 million.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to revenue contributed from booj and event-based revenue from our annual convention in the U.S.

Operating Expenses

A summary of the components of our operating expenses for the nine months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Operating expenses:
Selling, operating and administrative expenses	$90,136	$79,167	$(10,969)	(13.9)%
Depreciation and amortization	15,252	15,678	426	2.7%
(Gain) loss on sale or disposition of assets, net	(41)	426	467	n/m
Total operating expenses	$105,347	$95,271	$(10,076)	(10.6)%
Percent of revenue	65.1%	65.6%

*See Note 3, Revenue for more information.

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the nine months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Selling, operating and administrative expenses:
Personnel	$46,391	$33,582	$(12,809)	(38.1)%
Professional fees	12,485	10,354	(2,131)	(20.6)%
Rent and related facility operations	6,864	10,398	3,534	34.0%
Other	24,396	24,833	437	1.8%
Total selling, operating and administrative expenses	$90,136	$79,167	$(10,969)	(13.9)%
Percent of revenue	55.7%	54.5%

*See Note 3, Revenue for more information.

Total selling, operating and administrative expenses increased as follows:

•

Personnel costs increased primarily due to $3.9 million in costs, including incremental stock-based compensation expense, to support our increased investments in technology, $3.8 million in costs to support booj’s operations assisting its external customers, severance of $1.8 million in connection with the retirement of the Company’s former President, investments to support Motto and additional other personnel investments.

•

Professional fees increased primarily due to $2.4 million in costs related to the Special Committee investigation and remediation, and investments in technology, partially offset by costs incurred during the third quarter of 2017 in connection with litigation related to our 2013 acquisition of the net assets of Tails (See Note 14, Commitments and Contingencies).

•	Rent and related facility operations decreased primarily due to a $3.7 million loss recognized during the third quarter of 2017 related to subleasing a portion of our corporate office building.
•

Other selling, operating and administrative expenses decreased slightly primarily due to charges in the nine months ended September 30, 2017 that did not recur, including a $2.6 million net litigation settlement related to our 2013 acquisition of the net assets of Tails (See Note 14, Commitments and Contingencies) and the refresh of the RE/MAX brand.  Additionally, during the nine months ended September 30, 2018, we recorded an adjustment to the estimated fair value of the contingent consideration liability related to the acquisition of Full House (See Note 10, Fair Value Measurements).  These aforementioned decreases were largely offset by additional costs to support booj’s operations assisting its external customers, increased investments in RE/MAX of Northern Illinois and Motto and increases in expenses related to higher attendance at our annual convention in the U.S.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to certain acquired franchise agreements reaching the end of their contractual term, partially offset by amortization expense related to intangibles acquired in connection with the acquisitions of RE/MAX of Northern Illinois and booj and a measurement adjustment recorded related to the purchase price allocation for booj.  See Note 6, Acquisitions for additional information.

Other Expenses, Net

A summary of the components of our other expenses, net for the nine months ended September 30, 2018 and 2017, is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2018	2017	$	%
Other expenses, net:
Interest expense	$(8,945)	$(7,414)	$(1,531)	(20.7)%
Interest income	397	195	202	n/m
Foreign currency transaction (loss) gain	(162)	289	(451)	n/m
Total other expenses, net	$(8,710)	$(6,930)	$(1,780)	(25.7)%
Percent of revenue	5.4%	4.8%

Other expenses, net increased primarily due to an increase in interest expense as a result of increasing interest rates on our Senior Secured Credit Facility and a change in foreign currency transaction (losses) gains that were primarily a result of fluctuations of the Canadian dollar against the U.S. dollar.

Provision for Income Taxes

Our effective income tax rate decreased to 17.7% from 25.1% for the nine months ended September 30, 2018 and 2017, respectively, primarily due to the Tax Cuts and Jobs Act enacted in December 2017 which resulted in a substantial reduction in our corporate tax rate. See Note 11, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow through entity,” as well as annual changes in state and foreign income tax rates. See Note 4, Non-controlling Interest for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, increased $2.0 million primarily due to an increase in RMCO’s net income during the nine months ended September 30, 2018 compared to September 30, 2017.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $81.1 million for the nine months ended September 30, 2018, an increase of $4.5 million from the comparable prior year period. Adjusted EBITDA increased primarily due to contributions from the acquisition of RE/MAX of Northern Illinois, agent count growth, rising average home prices and the impact of having waived continuing franchise fees and broker fees for hurricane-impacted associates during the third quarter of 2017, partially offset by increased investments in personnel and technology, severance of $1.8 million in connection with the retirement of the Company’s former President, additional costs to support booj’s operations assisting its external customers and increased investments in Motto.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	these measures do not reflect changes in, or cash requirements for, our working capital needs;
•	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
•	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
•	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);

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

A reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2018 and 2017 is set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2017		2017
	2018	As adjusted*	2018	As adjusted*
Net income	$15,541	$7,290	$39,299	$32,217
Depreciation and amortization	5,608	4,286	15,252	15,678
Interest expense	3,050	2,598	8,945	7,414
Interest income	(180)	(145)	(397)	(195)
Provision for income taxes	3,420	3,021	8,429	10,786
EBITDA	27,439	17,050	71,528	65,900
(Gain) loss on sale or disposition of assets and sublease, net(1)	(5)	3,980	(146)	3,859
Equity-based compensation expense	2,717	868	6,141	2,161
Acquisition-related expense(2)	141	3,566	1,628	4,398
Special Committee investigation and remediation expense(3)	111	—	2,761	—
Fair value adjustments to contingent consideration(4)	(940)	420	(860)	250
Adjusted EBITDA	$29,463	$25,884	$81,052	$76,568

*See Note 3, Revenue for more information.

(1)	Represents (gain) loss on the sale or disposition of assets as well as the (gains) losses on the sublease of a portion of our corporate headquarters office building.
(2)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
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

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our agent base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of agents in the RE/MAX network among other factors. Our cash flows are primarily related to the timing of:

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

As of September 30, 2018, RE/MAX, LLC had $227.6 million of term loans outstanding, net of an unamortized discount and issuance costs, $0.8 million of long-term financing assumed with the acquisition of booj and no revolving loans outstanding under our Senior Secured Credit Facility. If any loan or other amounts are outstanding under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

Sources and Uses of Cash

As of September 30, 2018 and December 31, 2017, we had $51.3 million and $50.8 million, respectively of cash and cash equivalents, of which approximately $0.9 million and $0.8 million were denominated in foreign currencies, respectively.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Cash provided by (used in):
Operating activities	$57,022	$53,440	$3,582
Investing activities	(31,204)	(1,781)	(29,423)
Financing activities	(25,344)	(26,408)	1,064
Effect of exchange rate changes on cash	(18)	1,076	(1,094)
Net change in cash and cash equivalents	$456	$26,327	$(25,871)

Operating Activities

During the nine months ended September 30, 2018, cash provided by operating activities increased primarily as a result of:

•	an increase in Adjusted EBITDA of $4.5 million;
•	a decrease of $2.2 million in TRA payments in the current year period versus the prior-year period; and
•	timing differences on various operating assets and liabilities.

The increase in cash provided by operating activities was partially offset by the February 2018 net payment of $2.6 million to satisfy the terms of a litigation settlement in which no comparable transactions occurred in the prior-year period.

Investing Activities

During the nine months ended September 30, 2018, cash used in investing activities increased primarily as a result of the acquisition of booj, investments in training materials and cash used for technology investments.

Financing Activities

During the nine months ended September 30, 2018 cash used in financing activities decreased primarily due to a decrease in distributions paid to non-controlling unitholders due to tax changes arising from the Tax Cuts and Jobs Act enacted in December 2017, offset by an increase in cash paid to Class A common stockholders and non-controlling unitholders due to our Board of Directors declaring a dividend of $0.20 per share on all outstanding shares of Class A common stock in the first three quarters of 2018 compared to a dividend of $0.18 per share on all outstanding shares of Class A common stock in the first three quarters of 2017 as well as an increase in cash paid related to financing assumed with the acquisition of booj.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software and trademark costs was $5.3 million and $1.7 million during the nine months ended September 30, 2018 and 2017, respectively.  These amounts primarily related to investments in technology and training materials. In order to expand our technological capabilities, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees and agents in our network. Total capital expenditures for 2018 are expected to be between $8.0 million and $9.0 million as a result of increased investments in technology. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared and paid quarterly cash dividends of $0.20 per share on all outstanding shares of Class A common stock during the first three quarters of 2018, as disclosed in Note 5, Earnings Per Share and Dividends. On October 31, 2018, our Board of Directors declared a quarterly cash dividend of $0.20 per share on all outstanding shares of Class A common stock, which is payable on November 28, 2018 to stockholders of record at the close of business on November 14, 2018. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

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

Payments Pursuant to the Tax Receivable Agreements

As of September 30, 2018, the Company reflected a total liability of $48.2 million under the terms of its TRAs. The liability pursuant to the TRAs will increase in the future upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. We receive funding from RMCO in order to fund the payment of amounts due under the TRAs.

The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by RIHI, the price of our Class A common stock at the time of such exchanges, the amount and timing of the taxable income we generate in the future and the tax rate then applicable.

Distributions and other payments pursuant to the New RMCO, LLC Agreement and TRAs in the nine months ended September 30, 2018 and 2017 were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2018	2017
Distributions and other payments pursuant to the New RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$3,723	$7,430
Dividend distributions	7,536	6,783
Total distributions to RIHI	11,259	14,213
Payments pursuant to the TRAs	5,047	7,296
Total distributions to RIHI and TRA payments	$16,306	$21,509

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

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of September 30, 2018.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2017 Annual Report on Form 10-K for which there were no material changes, included:

•	Goodwill
•	Franchise Agreements and Other Intangible Assets
•	Purchase Accounting for Acquisitions
•	Contingent Consideration
•	Income Tax Accounting
•	Deferred Tax Assets and TRA Liability
•	General Litigation Matters

New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities that arise from all leases on the consolidated balance sheets. ASU 2016-02 is required to be adopted by us on January 1, 2019.  We plan to elect the transition method per ASU 2018-11 and apply the new lease standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and will not retrospectively recast prior periods presented.  We have several building leases and other smaller leases for which we are still assessing the application of this standard.  We have not yet determined the exact effect of the standard on our consolidated financial statements and related disclosures but we expect a material increase in both “Total assets” and “Total liabilities” on the Condensed Consolidated Balance Sheets upon implementation primarily related to building leases.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At September 30, 2018, $230.3 million in term loans were outstanding under our Senior Secured Credit Facility. As of September 30, 2018, the undrawn borrowing availability under the revolving line of credit under our Senior Secured Credit Facility was $10.0 million. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility entered into in December 2016 is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of September 30, 2018, the interest rate was 4.99%. If LIBOR rises, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million.

Currency Risk

We have a network of global franchisees in over 100 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the three and nine months ended September 30, 2018, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $0.3 million and $0.8 million, respectively.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2018 our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in the Company’s 2017 Annual Report on Form 10-K, management has determined that the Company did not have an effective risk assessment process to identify and assess the financial reporting risks related to benefits provided by principal stockholders.  As a consequence, the Company did not have effective controls and training of personnel over the identification and communication of related party transactions to financial reporting personnel, management and the Board, as appropriate, to identify and evaluate recognition, measurement and disclosure of such transactions. These control deficiencies resulted in misstatements in the consolidated financial statements that were corrected in current and prior periods as discussed in the Company’s 2017 Annual Report on Form 10-K. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and, therefore, management concluded that the control deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2018.

Notwithstanding the material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Plans

To remediate the material weakness in internal control over financial reporting, we have made several changes, including the following:

•	adopted additional policies and procedures for reviewing and approving transactions involving our senior management and controlling stockholder;
•	strengthened our process for ensuring the Company has a complete and accurate accounting of all related party transactions involving principal stockholders;
•	provided additional training to all officers and Directors related to reporting and review of certain transactions; and
•	adopted enhanced procedures for the review by our Chief Compliance Officer and Board of Directors of related party transactions.

These changes have been implemented throughout the Company. However, the material weakness will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect the remediation will be completed in 2018, but there can be no assurance that we will meet this goal and we may also conclude that additional measures are required to remediate the material weakness which may necessitate additional implementation and evaluation time.

Changes in Internal Control over Financial Reporting

Except as related to the material weakness and remedial measures described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our third quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our 2017 Annual Report on Form 10-K.  In addition, the risk factor below updates the risk factors described in our 2017 Annual Report on Form 10-K. Except as discussed below, there have been no material changes in our risk factors as disclosed in our 2017 Annual Report on Form 10-K.

RIHI has substantial influence over us including over decisions that require the approval of stockholders, and its interest in our business may conflict with yours.

RIHI is controlled by David Liniger, our current Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder, respectively, and holds approximately 42% of the combined voting power of our capital stock through its ownership of 100% of our outstanding Class B common stock. Therefore RIHI has the ability to significantly influence all matters submitted to a vote of our stockholders.

In addition, RIHI’s entire economic interest in us is in the form of its direct interest in RMCO through the ownership of RMCO common units, the payments it may receive from us under its tax receivable agreement and the proceeds it may receive upon any redemption of its RMCO common units, including issuance of shares of our Class A common stock upon any such redemption and any subsequent sale of such Class A common stock. As a result, RIHI’s interests may conflict with the interests of our Class A common stockholders. For example, RIHI may have a different tax position from us which could influence its decisions regarding certain transactions, especially in light of the existence of the tax receivable agreements that we entered into in connection with our IPO, including whether and when we should terminate the tax receivable agreements and accelerate our obligations thereunder. In addition, RIHI could have an interest in the structuring of future transactions to take into consideration its tax or other considerations, even in situations where no similar considerations are relevant to us.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	November 2, 2018	By:	/s/ Adam M. Contos
Adam M. Contos
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2018	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2018	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)