Form 10-K
period 2018-12-31
RE/MAX Holdings, Inc.
filed 2019-02-22
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $927.1 million, based on the number of shares held by non-affiliates as of June 30, 2018 and the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2018. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of January 31, 2019 was 17,754,416 and 1, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

RE/MAX HOLDINGS, INC.

2018 ANNUAL REPORT ON FORM 10-K

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

•

our growth strategies of growing our RE/MAX and Motto Mortgage brands, including (a) increasing RE/MAX agent count, increasing the number of closed transaction sides and transaction sides per RE/MAX agent, and (b) increasing the number of open Motto Mortgage offices;

•

the anticipated benefits of the acquisition and integration of Active Website, LLC and our other technology initiatives, including our expectation regarding the timing of such initiatives and benefits;

•	the continued strength of our brand both in the U.S. and Canada and in the rest of the world;
•	the pursuit of future acquisitions of Independent Regions;
•	our intention to pay dividends;
•	our future financial performance;
•	our ability to forecast selling, operating and administrative expenses;
•	the effects of laws applying to our business;
•	our ability to retain our senior management and other key employees;
•	our intention to pursue additional intellectual property protections;
•	our future compliance with U.S. or state franchise regulations;
•	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our technology;
•	our ability to effectively implement and account for changes in U.S. tax laws, including the Tax Cuts and Jobs Act.
•

the implications of the Special Committee investigation and the impact of the findings and recommendations on us and our operations, including the effect of measures we took in response to the investigation; and

•

our Board of Directors and management structure, including the roles of Adam Contos and the senior management team, the roles of David Liniger and of Richard Covey and the independent members of the Board of Directors.

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

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the U.S. under the Motto Mortgage brand (“Motto”). RE/MAX and Motto are 100% franchised—we do not own any of the brokerages that operate under these brands. We focus on enabling our franchisees’ success by providing quality education and training, powerful technology tools and support and valuable marketing to build the strength of the RE/MAX and Motto brands. Although we partner with our franchisees to assist them in growing their brokerages, they fund the cost of developing their brokerages.  As a result, we maintain a low fixed-cost structure which, combined with our recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Our History. RE/MAX was founded in 1973 with an innovative, entrepreneurial culture affording our franchisees and their agents the flexibility to operate their businesses with great independence. In the early years of our expansion in the U.S. and Canada, we accelerated the brand’s growth by selling regional franchise rights to independent owners for certain geographic regions, a practice we still employ in countries outside of the U.S. and Canada. RE/MAX has held the number one market share in the U.S. and Canada combined since 1999, as measured by total residential transaction sides completed by our agents. On June 25, 2013, RE/MAX Holdings, Inc. (“RE/MAX Holdings”) was formed as a Delaware corporation, and shares of our Class A common stock began trading on the New York Stock Exchange under the symbol “RMAX” on October 2, 2013. On October 7, 2013, RE/MAX Holdings completed an initial public offering of its shares of Class A common stock. In October 2016, we launched Motto, the first national mortgage brokerage franchise offering in the United States. On February 26, 2018, we acquired Active Website, LLC, (“booj”), a real estate technology company, in order to deliver core technology solutions designed for and with RE/MAX affiliates.

Our Brands. RE/MAX. The RE/MAX strategy is to sell franchises to real estate brokers and help those franchisees recruit and retain the best agents. The RE/MAX brand is built on the strength of our global franchise network, which is designed to attract and retain the best-performing and most experienced agents by maximizing their opportunity to retain a larger portion of their commissions. As a result of our unique agent-centric approach, we have established a nearly 50-year track record of helping millions of homebuyers and sellers achieve their goals, creating several competitive advantages in the process:

•

Leading agent productivity. We believe that RE/MAX agents are substantially more productive than the industry average. In fact, RE/MAX agents at large brokerages on average outsell competing agents more than two-to-one based on a survey of the largest participating U.S. brokerages per the 2018 REAL Trends 500.

Transactions Per Agent (Large Brokerages Only) (1)
RE/MAX	17.0
Realty Executives	11.1
Berkshire Hathaway	9.4
ERA Real Estate	8.8
Coldwell Banker	8.2
Century 21	7.8
Better Homes and Gardens	6.8
Sotheby's International Realty	6.6
Keller Williams Realty	6.6
Compass	5.2
HomeSmart	3.9
eXp Realty	3.8

(1)    Transaction sides per agent are calculated by RE/MAX based on 2018 REAL Trends 500 data, citing 2017 transaction sides for the 1,752 largest participating U.S.

brokerages for which agent counts were reported. Coldwell Banker includes NRT. Berkshire does not include HomeServices of America.

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

•

Leading global presence. We have a growing global presence and our agent count outside the U.S. and Canada continues to increase. Today, the RE/MAX brand has over 120,000 agents operating in over 8,000 offices, and a presence in more than 110 countries and territories—a global footprint bigger than any other real estate brokerage brand in the world.

The majority of RE/MAX revenue—67% in 2018—is derived from fixed, contractual fees and dues paid to us based on the number of agents in our franchise network, so agent count, primarily in the U.S. and Canada, is a key measure of our business performance.

124,280 Agents	8,229 Offices	118 Countries and Territories

As of December 31, 2018.

Motto Mortgage. The Motto Mortgage brokerage model offers U.S. real estate brokers access to the mortgage brokerage business, which is highly complementary to our real estate business, and is designed to help Motto franchise owners comply with all applicable mortgage regulations. Motto franchisees offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at offices near each other. Further, Motto loan originators provide homebuyers with financing choices by providing access to a variety of quality loan options from multiple leading wholesale lenders.  In addition, Motto provides powerful technology to its franchisees that simplifies the mortgage process. Motto franchisees are mortgage brokers and not mortgage bankers. Likewise, we franchise the Motto system and are not lenders or brokers.

Motto’s revenue model consists of fixed, contractual fees paid monthly on a per-office basis by the broker for being a part of the Motto network and for use of the Motto brand, and from sales of individual franchises. We are not compensated based on the volume of loans completed by a franchise. We believe it will generally take 14 to 17 months after the sale of a Motto franchise for a franchisee to ramp up to paying a full set of monthly fees. Approximately 80 Motto franchises were operational as of December 31, 2018. We remain focused on enabling the success of these initial franchises, which we believe will serve as concept validators. Motto franchisees should profit by attracting and retaining professional, highly productive loan originators who provide superior client service and value.

Industry Overview and Trends

We are a franchisor of businesses in two facets of the real estate industry—real estate brokerages and mortgage brokerages. With approximately 95% of our revenue and nearly three-quarters of our RE/MAX agent count coming from our franchising operations in the U.S. and Canada, we are significantly affected by the real estate market in the U.S. and Canada.

The U.S. and Canadian Real Estate Industry are Large Markets. The U.S. residential real estate industry is an approximately $1.83 trillion market based on 2018 sales volume, according to U.S. Census Bureau data and existing home sales information from the National Association of Realtors (“NAR”). Canadian home sales totaled approximately CA$222 billion in 2018, according to the Canadian Real Estate Association (“CREA”).

How Brokerages Make Money. Residential real estate brokerages typically realize revenue by charging a commission based on a percentage of the price of the home sold and/or by charging their agents, who are independent contractors, fees for services rendered. The real estate brokerage industry generally benefits in periods of rising home prices and transaction activity (with the number of licensed real estate agents generally increasing during such periods) and is typically adversely impacted in periods of falling prices and home sale transactions (with the number of licensed real estate agents generally decreasing during such periods).

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

The Residential Real Estate Industry is Cyclical in Nature. The residential real estate industry is cyclical in nature but has shown strong long-term growth. As illustrated below, the number of existing home sales transactions in the U.S. and Canada has generally increased during periods of economic growth:

U.S. Existing Home Sales

Canadian Existing Home Sales

U.S. Housing Trends. After a decade of expansion following the onset of the Great Recession, the U.S. housing market slowed during the latter part of 2018, particularly in the West. For all of 2018, total existing home sales decreased 3.1 percent, the first annual decline since 2014 according to NAR. Persistent price appreciation, low housing inventory, rising interest rates, and weak wage growth were among the more meaningful contributors to the slowdown in home sales as homebuyers and sellers adapted to a shifting market.  In January 2019, NAR’s forecast called for stabilizing existing home sales in 2019.

As we entered 2019, the reduction in home sales transactions began to lead to increasing inventory and slowing price appreciation while mortgage rates leveled off after rising during the second half of 2018. The housing market, which has generally favored sellers over the past several years, began to shift more toward greater equilibrium which we believe will be healthy for housing over the longer term.

Additionally, household formation growth has increased demand for housing and this dynamic looks favorable for the future as discussed in more detail below. However, challenges to the housing market remain. According to the 2018 Nation’s Housing Report compiled by the Joint Center for Housing Studies of Harvard University (the “Report”), supplies of single-family homes for sale remain relatively scarce, particularly at the lower-cost end of the spectrum. While it is not entirely understood why supplies are so low, the conversion of 3.9 million single-family homes to rental properties between 2006 and 2016, the ongoing decline in residential mobility rates and the low level of single-family construction are likely contributors according to the Report. Additionally, while affordability pressures have eased, the Report notes this issue remains widespread, a long-term trend for which the country has not solved.

Favorable Long-Term Demand. We believe long-term demand for housing in the U.S. is driven by many factors including the economic health of the domestic economy, demographic trends, affordability, interest rates and local factors such as demand relative to supply. We also believe the residential real estate market in the U.S. will benefit from fundamental demographic shifts over the long term, including:

•

An increase in demand from rising household formations, including as a result of immigration, population growth and wealth accumulation and wage growth of minorities. According to the Report, U.S. household formations are projected to reach 12.0 million between 2017 and 2027. Although this projection is down from 2016’s projection of 13.6 million, it is more in line with increases seen over the past few years. Likewise, the U.S. Census Bureau projects that the U.S. will continue to experience long-term population growth and predicts net immigration of 30 million individuals from 2014 to 2050.

•

An increase in demand from generational shifts. We believe there is pent-up selling demand from generational shifts, such as many retirement age homeowners, from the “baby boom” generation, who are likely to take advantage of improved housing market conditions in order to sell their existing residences and retire in new areas of the country or purchase smaller homes. Similarly, we also believe there is pent-up buying demand among adults in the millennial generation, currently the nation’s largest living generation. The millennial generation is moving into their prime home-buying years as they form households and are supported by strong employment, relatively low interest rates, and rising consumer confidence.

Notable Broker and Agent Trends. Notable trends impacting residential real estate brokers and agents include:

•

Almost 90% of all U.S. homebuyers and sellers use an agent – About 91% of sellers and 87% of purchasers were represented by a real estate agent in 2018, according to NAR data. These figures have climbed over the last decade and a half—a period of time during which technology has materially changed the typical home-buying or -selling transaction:

Percentage of Home Buyers and Sellers Using an Agent

Source: NAR Profile of Home Buyers and Sellers

•

The number of agents entering the industry is increasing – NAR membership continued to grow during 2018 and was approaching its all-time record of 1.37 million members established in 2006. However, the pace of growth slowed and it remains to be seen what impact the decline in existing home sales toward the end of 2018 will have on NAR membership. Typically, during periods of expansion in the housing cycle, the numbers of agents entering the industry increase as the barriers to entry are relatively low. Many of the recent entrants are new to the profession. In fact, NAR reported in 2018 that 22% of its members had been licensed less than one year, a quadrupling of the percentage from just five years ago. In contrast, our U.S. agent count remained essentially flat in 2018. It is not uncommon for our U.S. agent growth rate to lag that of NAR. At RE/MAX, our model is not for everyone. We focus our brokers on the importance of attracting and retaining highly productive agents and those who aspire to learn and produce more.

•

Competition for agents and listings remains fierce – Competition for agents, especially highly productive agents, and listings has always been fierce and today is no different.  Franchisors and brokers are continually refining and fine-tuning their economic models in order to craft what they believe to be the most compelling value proposition in order to attract and retain the most productive agents and to capture consumer listings. The year 2018 remained heated in this regard as the industry witnessed the continuation of significant capital invested in relatively new entrants to our industry, resulting in many well-financed competitors offering a wide variety of business models.  See Competition for additional discussion.

•

The importance of technology continues to increase – We believe industry market participants will continue to focus on technology investments as evidenced by increased capital flowing into the industry. We believe mobile platforms, artificial intelligence and predictive analytics are increasingly becoming a point of focus as the industry looks to use technological advancements to simplify and streamline the oftentimes complicated process of buying and selling a home. In response, many established brokers are favoring proprietary technology as opposed to purchasing it from third parties.

Canadian Housing Trends. The housing market in Canada generally stabilized in 2018, after unprecedented increases in average sales prices in 2017. We expect the market to continue to stabilize in 2019 with only modest price increases and as Canadians react to higher interest rates, stricter qualification requirements and economic conditions. According to the 2019 RE/MAX Housing Market Outlook Report, 36% of Canadians are considering buying a property in the next five years, down from 48% from 2018. The decrease is attributed to both the actual and perceived impact of the mortgage stress test and rising interest rates on housing affordability.

The year 2018 continued to see the single-family detached home and condo markets diverge in Canada’s two highest-

priced real estate markets, Greater Vancouver and the Greater Toronto area. The mix of relative affordability for condo units and price appreciation for detached homes in recent years, combined with government policy changes in both markets has helped push an influx of buyers toward condo ownership. The Greater Vancouver condo market experienced reduced foreign buyer activity which opened more opportunity for local buyers; while the number of sales in the residential properties market dropped by 30% with the average home price only increasing approximately 2%. In the Greater Toronto area, the lack of affordability in the single-detached segment made it difficult for entry level buyers to enter the market and, as a result, the relatively affordable condo market now represents approximately 37% of total residential transactions in the Greater Toronto market.

In order to find a balance between desirable home features and affordability, many buyers are continuing to look at real estate markets outside of the country’s largest urban centers. CREA projects the average residential sale price for Canada will increase 1.7% in 2019, which indicates that the desire for home ownership remains strong, particularly among Canadian millennials.

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

The Long-Term Value Proposition for Mortgage Brokerage Services. Likewise, we believe mortgage brokers provide a valuable “concierge” service for consumers. Mortgage brokers are familiar with the latest loan programs and choices available through various wholesale lenders. A professional mortgage broker can introduce consumers to loan programs from several lenders, providing choice and information consumers may be unlikely to locate on their own. In 2017, the percentage of mortgage originations handled by mortgage brokerages was substantially below average historical levels, which we believed showed potential for growth in the mortgage brokerage production channel. In 2018, we began to realize that potential as the percentage of mortgage originations handled by mortgage brokerages became more in line with our expectations and historical averages. We believe there is room for additional growth as the percentage of mortgage originations handled by mortgage brokerages in 2018 has still not reached maximum levels we have seen in the past.

Purchase-money mortgage originations correlate to the overall number of home sales and home prices. Home purchases are driven primarily by the buyer’s personal and professional circumstances, whereas refinances depend mainly upon interest rates.

According to Federal Home Loan Mortgage Corporation (known as “Freddie Mac”), purchase-money originations are expected to increase gradually in the next few years. As compared to competitors, Motto has a significantly higher ratio of purchase-money mortgage originations to refinances. We believe that the expected increase in purchase-money originations will provide a growth opportunity for a Motto franchise.

Our Franchise Model and Offering

Introduction to Franchising. Franchising is a distributed model for licensing the use of the franchisor’s system and brand. In return, the franchisee retains ownership and sole responsibility for the local business, and therefore the substantial portion of the profits it generates and its risks. The successful franchisor provides its franchisees: i) a unique product or service offering; ii) a distinctive brand name, and as the system gains market share, the favorable consumer recognition that brand comes to symbolize; iii) training, productivity tools and technology to help franchisees operate their business effectively, efficiently and successfully and iv) group purchasing power of the franchise system to obtain favorable prices for supplies, advertising, and other tools and services necessary in the operation of the business. Because franchising involves principally the development and licensing of intellectual property, and the costs of retail space and employees are borne by the individual unit owner, it is a low fixed-cost structure typified by high gross margins, allowing the franchisor to focus on innovation, franchisee training and support, and marketing to grow brand reputation.

The RE/MAX “Agent-Centric” Franchise Offering.  We believe that our “agent-centric” approach is a compelling offering in the real estate brokerage industry, and it enables us to attract and retain highly effective agents and motivated franchisees to our network and drive growth in our business and profitability. Our model provides the following combination of benefits to our franchisees and agents:

•

High Agent Commission Fee Split and Low Franchise Fees. The RE/MAX high commission split concept is a cornerstone of our model and, although not unique, differentiates us in the industry. That differentiation is most evident when our brand advantages and services are factored in as part of the concept. We recommend to our franchisees an agent-favorable commission split of 95%/5%, in exchange for the agent paying fixed fees to share the overhead and other costs of the brokerage. This model allows high-producing agents to earn a higher commission compared to traditional brokerages where the broker typically takes 30% to 40% of the agent’s commission, and it provides brokers with the resources to offer key services and support to their agents.

•

Affiliation with the Best Brand in Residential Real Estate. With number one market share in the U.S. and Canada combined as measured by total residential transaction sides completed by RE/MAX agents, and leading unaided brand awareness in the U.S. and Canada, according to a consumer study by MMR Strategy Group, we reinforce brand awareness through marketing and advertising campaigns that are supported by our franchisees’ and agents’ local marketing.

•

Entrepreneurial, High-Performance Culture. Our brand and the economics of our model generally attract driven, professional, highly productive franchisees, and we allow them autonomy to run their businesses independently, including, generally, the freedom to set commission rates and oversee local advertising.

•

Sophisticated Technology, including High Traffic Websites Supporting Lead Referral Systems. Remax.com was the most visited real estate franchisor website during 2018, according to Hitwise data. When a prospective buyer inquires about a property displayed on our websites, a RE/MAX agent receives this lead through our lead referral system, LeadStreet®, without a referral fee. We believe that no other national real estate brand provides their agents comparable access to free leads. In addition, we believe the upcoming booj platform will provide additional powerful technology that will further enhance our franchise offering and enable us to attract and retain highly productive agents.

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

We attribute our success to our ability, by providing this unique, agent-centric suite of benefits, to recruit and retain motivated franchisees and their highly productive agents. Our goal is to continue a self-reinforcing cycle that we call “Premier Market Presence,” whereby recruiting agents and franchisees helps achieve a network effect to further enhance our brand and market share, expand our franchise network and support offerings, and ultimately grow our revenue, as illustrated below:

Increase Brand Awareness and Market Share
Attract Experienced Agents and Sell Franchises
premier market presence®
Best-in-Class Support and Top-Producer-Friendly Model
Productive Agents Drive Transaction Growth

RE/MAX Four-Tier Franchise Structure. RE/MAX is a 100% franchised business, with all of the RE/MAX branded brokerage office locations being operated by franchisees. We franchise directly in the U.S. and Canada, in what we call “Company-owned Regions.” Brokerage offices, in turn, enter into independent contractor relationships with real estate sales agents who represent real estate buyers and sellers. In the early years of our expansion in the U.S. and Canada, we sold regional franchise rights to independent owners for certain geographic regions (“Independent Regions”), pursuant to which those Independent Regions have the exclusive right to sell franchises in those regions.  In recent years, we have pursued a strategy to acquire those regional franchise rights from Independent Regions in the U.S. and Canada.

The following depicts our franchise structure and the location of our Company-owned versus Independent Regions:

Regional Advertising Franchise Sales LLC performs these services.

Tier	Description	Services

Franchisor (RE/MAX, LLC)	Owns the right to the RE/MAX brand and sells franchises and franchising rights.	Brand Equity Market Share Advertising Marketing Strategies Technology

Independent Regional Franchise Owner

Owns rights to sell brokerage franchises in a specified region.

Typically, 20-year agreement with up to three renewal options.

RE/MAX, LLC franchises directly in Company-owned Regions, in the rest of the U.S. and Canada.

Local Services Regional Advertising Franchise Sales In Company-owned Regions, RE/MAX, LLC performs these services.

Franchisee (Broker-Owner)	Operates a RE/MAX-branded brokerage office, lists properties and recruits agents. Typically, 5-year agreement.	Office Infrastructure Sales Tools / Management Broker of Record

Agent	Branded independent contractors who operate out of local franchise brokerage offices.	Represents real estate buyer or seller Typically sets own commission rate

Company-owned Regions
Independent Regions

In general, the franchisees (or broker-owners) do not receive an exclusive territory except under certain limited circumstances. Prior to opening an office, a franchisee or principal owner is required to attend a four- to five-day training program at our global headquarters.

RE/MAX Marketing and Promotion. We believe the widespread recognition of the RE/MAX brand and our iconic red, white and blue RE/MAX hot air balloon logo and property signs is a key aspect of our value proposition to agents and franchisees. A variety of advertising, marketing and promotion programs build our brand and generate leads for our agents, including leading websites such as remax.com, advertising campaigns using television, digital marketing, social media, print, billboards and signs, and appearances of the well-known RE/MAX hot air balloon.

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

Our franchisees and their agents fund nearly all of the advertising, marketing and promotion supporting the RE/MAX brand, which, in the U.S. and Canada, occurs primarily on two levels:

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

•

Regional and Pan-Regional Marketing Campaigns. Funds are collected from franchisees by regional advertising fund entities in Company-owned Regions to support both regional and pan-regional marketing campaigns to build brand awareness and to support the Company’s agent and broker technology. The use of the fund balances is restricted by the terms of our franchise agreements. Independent Regions may contribute to national or pan-regional creative and/or media campaigns to achieve economies of scale in the purchase of advertising but are generally responsible for any regional advertising in their respective areas.

Prior to January 1, 2019, the advertising fund entities in Company-owned Regions were owned by our founder and Chairman of the Board of Directors, David Liniger, and therefore, this advertising activity is excluded from our consolidated financial statements. On January 1, 2019, the Company acquired these entities, which were then merged, except for Western Canada, into a new entity called RE/MAX Marketing Fund (with Western Canada, collectively, the “Marketing Funds”). As in the past, we are contractually obligated to use the funds collected to support regional and pan-regional marketing campaigns to build brand awareness and to support our agent and broker technology. Beginning January 1, 2019, the assets and liabilities of the Marketing Funds will be reflected in our consolidated financial statements. We will also begin recognizing revenue from the amounts collected, which substantially increases our revenues. However, because these funds are contractually encumbered for the benefit of franchisees and their agents, we expect to have equal and offsetting expenses such that there is no material impact to overall profitability as a result of this acquisition. See Note 19, Subsequent Events to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

The Motto Mortgage Brokerage Model. Through our Motto business, we are a mortgage brokerage franchisor, not a lender or mortgage broker. Our franchisees are brokers, not lenders, and so neither we nor our franchisees fund any loans. As a franchisor, we help our Motto franchisees establish independent mortgage brokerage companies, with a model designed to comply with all applicable regulations. The technology, training, marketing, tools and other services that we provide to Motto franchisees have been designed to enable real estate brokers—both RE/MAX franchisees and other entrepreneurs—to overcome the barriers to enter the mortgage business. When a Motto franchise is in close physical proximity to a real estate brokerage, homebuyers can enjoy an enhanced, coordinated, convenient and simplified experience with a professional real estate agent to find a home and with a Motto loan originator to secure financing from among several quality financing options. Because Motto’s value proposition is based in part on proximity to real estate brokerages and marketing to home-buying customers, we believe our franchisees are well-positioned to benefit from the anticipated gradual increase in purchase-money mortgage origination market. We believe this convenience should be a differentiator for real estate agents, which we believe will result in enhanced customer satisfaction and customer loyalty, which is essential for a successful real estate agent. There are not presently any other national mortgage brokerage franchisors in the United States.

Our Motto Mortgage brokerage franchise business, Motto Franchising, LLC, offers seven-year agreements with franchisees. Motto sells franchises directly throughout the U.S. as there are no regional franchise rights in the Motto system.  Motto Franchising, LLC provides an out-of-the-box franchise model—complete with training, support and   technology configuration and implementation that is customized for each office—which allows franchisees to get up and running quickly.  Loan originators at Motto franchises are employees of the franchisee and not independent contractors.

Financial Model

As a franchisor, we maintain a low fixed-cost structure. In addition, our stable, fee-based model derives a majority of our revenue from recurring fees paid by our RE/MAX and Motto franchisees, RE/MAX Independent Region franchise owners and RE/MAX agents. This combination helps us drive significant operating leverage through incremental revenue growth, yielding healthy margins and significant cash flow.

*See Note 3, Revenue for more information.

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

Revenue Streams. The chart below illustrates our revenue streams:

Revenue Streams as Percentage of 2018 Total Revenue

The amount of the various RE/MAX fee types will vary significantly depending on whether coming from Company-owned regions, Independent Regions, or global regions, with the greatest amounts in Company-owned regions.  See discussion of revenue per agent below.

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

Broker Fees. Broker fees are assessed against real estate commissions paid by customers when a RE/MAX agent sells a home. Generally, the amount paid is 1% of the total commission on the transaction, although the percentage can vary based on the specific terms of the broker fee agreement. The amount of commission collected by brokers is based primarily on the sales volume of RE/MAX agents, home sale prices in such sales and real estate commissions earned by agents on these transactions. Broker fees, therefore, vary based upon the overall health of the real estate industry and the volume of existing home sales. Additionally, agents in Company-owned Regions existing prior to 2004, the year we began assessing broker fees, are generally “grandfathered” and continue to be exempt from paying a broker fee. As of December 31, 2018, grandfathered agents represented approximately 20% of total agents in U.S. Company-owned regions. We expect that over time, exempt agents will be replaced by new agents who will pay broker fees, which will have a positive impact on our broker fee revenue independent of changes in agent count, sales volume and home sale prices. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

Franchise Sales and Other Revenue. Franchise sales and other revenue primarily consists of:

•

Franchise Sales:  Revenue from sales and renewals of individual franchises in RE/MAX Company-owned Regions, Independent Regions, and Motto, as well as RE/MAX regional and country master franchises for Independent Regions in global markets outside of North America (“Global Regions”). We receive only a portion of the revenue from the sales and renewals of individual franchises from Independent and Global Regions.  The franchise sale initial fees and commissions related to franchise sales are recognized over the contractual term of the franchise agreement.

•

Other Revenue: Revenue from (a) preferred marketing arrangements and approved supplier programs with such revenue being either a flat fee or a percentage of revenue from products and services sold to RE/MAX agents), (b) event-based revenue from training and other programs, including our annual convention in the U.S., and (c) revenue from booj’s legacy business of supplying websites and other technology to independent real estate brokerages.

Revenue per Agent in Owned versus Independent RE/MAX Regions. We receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions in the U.S. and Canada, and more in Independent Regions in the U.S. and Canada than in Global Regions. While both Company-owned Regions and Independent Regions in the U.S. and Canada charge relatively similar fees to RE/MAX brokerages and agents, we receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-owned Regions, whereas we receive only a portion of these fees in Independent Regions. We generally receive 15%, 20% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each particular Independent Region established by the terms of the applicable regional franchise agreement. We base our continuing franchise fees, agent dues and broker fees outside the U.S. and Canada on the same structure as our Independent Regions, except that the aggregate level of such fees is substantially lower in these markets. In 2018, the average annual revenue per agent was as follows:

(1)

Annual dues are currently a flat fee of US$410/CA$410 per agent annually for our U.S. and Canadian agents. The average per agent for the year ended December 31, 2018 in both Independent Regions and Company-owned Regions reflects the impact of foreign currency movements related to revenue received from Canadian agents. The ratio of Canadian agents to U.S. agents in Independent Regions has increased as a result of U.S. Independent Region acquisitions.

Value Creation and Growth Strategy

Our favorable margins generate healthy cash flow, which facilitates our value creation and growth strategy.  As a leading franchisor in the residential real estate industry in the U.S. and Canada, we create shareholder value by:

a)	growing organically by building on our network of over 8,000 RE/MAX franchisees and 120,000 agents and our network of nearly 80 open Motto mortgage brokerage franchises;
b)	catalyzing growth by reacquiring regional RE/MAX franchise rights and acquiring other complementary businesses; and

c)	returning capital to shareholders.

Organic Growth. Our organic growth comes from: a) RE/MAX agent count growth; b) RE/MAX and Motto franchise sales, c) increases in opportunity to monetize the value of our RE/MAX and Motto networks; d) the extent to which we increase the fees paid by RE/MAX or Motto franchisees or RE/MAX agents; and e) growth in agent productivity or higher home prices.

Organic Growth from Agent Count and Franchise Sales. With respect to RE/MAX agent count growth, we experienced agent losses during the downturn, but we returned to a period of net global agent growth in 2012 and our year-over-year growth in agent count continued from 2013 through 2018.

RE/MAX Agent Count

Number of Agents at Quarter-End (1)

(1)

Agents that converted from an Independent Region to a Company-owned Region are moved from the Independent Region agent count to the Company-owned Region agent count during the quarter of the acquisition.

As shown in the following table, during the second half of 2018 our agent count growth in U.S. decelerated as U.S. existing home sales decelerated, a correlation we have seen previously. This deceleration may pose future challenges to organic growth from agent count.

RE/MAX Agent Count Year-Over-Year Growth Rate by Geography

We have several initiatives designed to improve the value proposition offered to both franchisees and agents, which we believe will help recruiting and retention. Two key initiatives in 2019 are:

•

Technology – We have several technology initiatives, including developing technology for and by RE/MAX affiliates leveraging the booj platform, which we believe will make our highly productive agents even more efficient and successful and help RE/MAX franchisees recruit and retain agents. Leveraging booj’s existing technology stack, we are developing a custom-built, integrated platform with products that interact and evolve with one another. Included in this platform will be a customer-relationship management platform integrated with agent, office and team websites, lead cultivation tools, marketing resources, social integration and more. We will also leverage the capabilities of other strategic partners as we develop advanced technology solutions for the RE/MAX network. We have focused on enhancing and investing in the technology supporting our franchised business model to help RE/MAX brokerages, agents and both RE/MAX and Motto teams grow their businesses, connect with clients, and operate more efficiently and strategically. Providing the best online and offline experience for RE/MAX and Motto affiliates and consumers is one of our primary strategic technology goals and we expect to continue to invest meaningfully in technology as we seek to enhance our overall value proposition. These products are expected to be delivered throughout 2019.

•

Service Delivery – In early 2019, RE/MAX announced a new service model designed to deliver more value to our franchisees, as well as support their growth and professional development. We recognize that the needs of a new franchisee are vastly different from the needs of a larger, more established franchisee. This new service model was designed to provide franchisees with a team that will deliver holistic support services that are more dynamic, focused, relevant and impactful, as services will be based on the stage of growth in which the office currently resides. This model will allow us to put more focus on management, training, accountability and business operations.

RE/MAX intends to continue adding franchises in new and existing markets, and as a result, increase our global market share and brand awareness. Each incremental agent leverages our existing infrastructure, allowing us to drive additional revenue at little incremental cost. We are committed to reinvesting in the business to enhance our value proposition through a range of new and existing programs and tools.

RE/MAX Office Franchise Sales

Motto sold over 100 franchises from inception to December 31, 2018, averaging approximately 50 franchise sales per year during its first two years of operation. We believe the Motto Mortgage brokerage model extends our core competencies of franchising and real estate industry knowledge to the mortgage brokerage business. We believe Motto, with its recurring fee model, complements the RE/MAX franchise model and adds a channel for long-term growth.  Success of the Motto brokerage model, we believe, will build brand awareness which, in turn, will lead to increased franchise sales and therefore, increased franchise fees.

Organic Growth from Global Regions. We have a growing global presence with our agent count outside the U.S. and Canada growing almost 15% in 2018. Over the last two decades, the size of the RE/MAX network outside of the U.S. and Canada has grown to represent nearly a third of total RE/MAX agent count. However, we earn substantially more of our revenue in the U.S. than in other countries as a result of the higher average revenue per agent earned in Company-owned Regions than in Independent Regions, and in the U.S. and Canada as compared to the rest of the world:

RE/MAX Agents by Geography As of Year-end 2018	RE/MAX Revenue by Geography (a) Percent of 2018 Revenue

(a)	Excludes revenues from Motto and booj.

Pricing. Given the low fixed infrastructure cost of our RE/MAX franchise model, modest increases in aggregate fees per agent should positively affect our profitability. We may occasionally increase our aggregate fees per agent in our Company-owned Regions as we enhance the value we offer to our network. We are judicious with respect to the timing and amount of increases in aggregate fees per agent and our strategic focus remains on growing agent count through franchise sales, recruiting programs and retention initiatives. Following are the annualized average price increases for the previous five years, reflected in the year in which the increase was effective.

	2014	2015	2016	2017	2018
Continuing Franchise Fees
Company-owned Regions - U.S.	2.4%	-	3.9%	-	-
Company-owned Regions - Canada	-	-	1.9%	1.9%	-

Annual Dues
Company-owned Regions - U.S.	2.6%	-	-	2.5%	-
Company-owned Regions - Canada	2.6%	-	-	2.5%	-

Growth Catalysts through Acquisitions. We intend to continue to pursue acquisitions of the regional RE/MAX franchise rights in a number of Independent Regions in the U.S. and Canada, as well as other acquisitions in related areas that build on or support our core competencies in franchising and real estate.

Independent Region Acquisitions. The acquisition of an Independent Region franchise substantially increases our revenue per agent and provides an opportunity for us to drive enhanced profitability, as we receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions. While both Company-owned Regions and Independent Regions charge relatively similar fees to their brokerages and agents, we only receive a percentage of the continuing franchise fee, broker fee and initial franchise and renewal fee in Independent Regions. By acquiring regional franchise rights, we can capture 100% of these fees and substantially increase the average revenue per agent for agents in the acquired region, which, as a result of our low fixed-cost structure, further increases our overall margins. In addition, we believe we can establish operational efficiencies and improvements in financial performance of an acquired region by leveraging our existing infrastructure and experience.

Flow through Independent Regions

RE/MAX, LLC
Implied Gross 70%-85% Upside through Independent Region Acquisitions
15%-30% of
Continuing Franchise Fee
Broker Fee
Initial Franchise Fee
Independent Regions
CONTINUING FRANCHISE FEE
BROKER FEE
1% of Commissions
INITIAL FRANCHISE FEE
ANNUAL DUES
$410 / Agent / Year
Franchises / Brokerages
Fixed Monthly Management Fee
Recommended 5% of Commissions
Agents

The acquisition of regional franchise rights over the past several years has changed the agent count attributable to Company-owned Regions versus Independent Regions.

Recent History of Acquiring Independent Regional Rights
2012	Texas
2013	Central Atlantic
2013	Southwest
2016	New York
2016	Alaska
2016	New Jersey
2016	Georgia
2016	Kentucky/Tennessee
2016	Southern Ohio
2017	Northern Illinois

RE/MAX Agents (U.S./Canada) As of Year-end 2012	RE/MAX Agents (U.S./Canada) As of Year-end 2018

Other Acquisitions. We may pursue other acquisitions, either of other brands, or of other businesses that we believe can help enhance the value proposition that we provide to the franchisees and their agents in our existing businesses, like our acquisition of booj in February of 2018.

Return of Capital to Shareholders. We are committed to returning capital to shareholders as part of our value creation strategy. We have paid quarterly dividends since the completion of our first full fiscal quarter as a publicly traded company, or April of 2014.  We have annually increased our quarterly dividends since then, as we have deemed appropriate. On February 20, 2019, our Board of Directors announced a quarterly dividend of $0.21 per share.

Quarterly Dividends

Our disciplined approach to allocating capital allows us to return capital to shareholders while investing to drive future organic growth and catalyzing growth through acquisitions.

Competition

RE/MAX. The residential real estate brokerage business is fragmented and highly competitive. We compete against many different types of competitors - traditional real estate brokerages; non-traditional real estate brokerages, including some that offer deeply discounted commissions to consumers, and other newer entrants, including direct buyers. We compete in different ways for franchisees, for agents, and for consumers.

The majority of brokerages are independent, with the best-known being regional players. At the individual office level, oftentimes our most formidable competition is that of a local, independent brokerage. Brokerages affiliated with franchises tend to be larger, on average, than independents and are part of a national network. Our largest national competitors in the U.S. and Canada include the brands operated by Realogy Holdings Corp. (including Century 21, Coldwell Banker, ERA, Sotheby’s and Better Homes and Gardens), Berkshire Hathaway Home Services, Keller Williams Realty, Inc. and Royal LePage. Our franchisees also compete to attract and retain agents against real estate franchisors which offer 100% commissions and low fees to agents. These competitors include HomeSmart and Realty ONE Group.

We also compete against non-traditional real estate brokerages such as Purplebricks and Redfin that offer deeply discounted commissions to consumers. Even among competitors with traditional models, there are variations such as the “hybrid” classification of Compass (a tech startup) and the virtual brokerage (no offices) platform of eXp Realty.

Our efforts to target consumers and connect them with a RE/MAX agent via our websites also face competition from major real estate portals, such as Zillow and Realtor.com.

We also compete for home sales against newer entrants, often referred to as direct buyers or iBuyers, which offer to buy homes directly from homeowners at below-market rates in exchange for speed and convenience, and then resell them shortly thereafter at market prices.  Our largest national competitors in the U.S. and Canada in this category include Opendoor, Offerpad, Redfin and Zillow.

Likewise, the support services we provide to RE/MAX franchisees and agents also face competition from various providers of training, back office management, marketing, social integration and lead generation services. We believe that competition in the real estate brokerage franchise business is based principally upon the reputational strength of the brand, the quality of the services offered to franchisees, and the amount of franchise-related fees to be paid by franchisees.

The ability of our franchisees to compete with other real estate brokerages, both franchised and unaffiliated, is an important aspect of our growth strategy. A franchisee’s ability to compete may be affected by a variety of factors, including the number and quality of the franchisee’s independent agents and the presence and market span of the franchisee’s offices.  A franchisee’s success may also be affected by general, regional and local housing conditions, as well as overall economic conditions.

Motto. Motto does not originate loans, and therefore does not compete in the mortgage origination business. The mortgage origination business in which Motto franchisees participate is highly competitive. There are several different marketing channels for mortgage origination services, with some originators, like Motto franchisees, marketing significantly to real estate agents and their customers. Other originators are independent mortgage bankers or correspondent lenders, underwriting and funding mortgage loans and then selling the loans to third parties. Retail lenders, both traditional and online-only companies, and both banks and non-bank lenders, typically market their loan products directly to consumers.

While there are no national mortgage brokerage franchisors in the United States at the present time other than Motto, the mortgage origination business is characterized by a variety of business models. While real estate brokerage owners are our core market for the purchase of Motto franchises, such owners may form independent, non-franchised mortgage brokerages. They may enter into joint ventures with lenders for mortgage originations, and they may elect not to enter the mortgage origination business themselves, but instead earn revenue from providing marketing and other services to mortgage lenders.

Intellectual Property

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

Corporate Structure and Ownership

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) is a holding company incorporated in Delaware and its only business is to act as the sole manager of RMCO, LLC, (“RMCO”). In that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.  RMCO is a holding company that is the direct or indirect parent of all of our operating businesses, including RE/MAX, LLC and Motto Franchising, LLC. As of December 31, 2018, RE/MAX Holdings owns 58.57% of the common units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.43% of common units in RMCO. RIHI, Inc. is majority owned and controlled by David Liniger, our Chairman and Co-Founder, and by Gail Liniger, our Vice Chair and Co-Founder.

The diagram below depicts our organizational structure:

Class A Shareholders
Class B Shares
RIHI, Inc.
RE/MAX Holdings, Inc.
(NYSE Ticker: RMAX)
41.43%
Managing Member
58.57%
RMCO, LLC
RE/MAX Operating Subsidiaries
including RE/MAX, LLC
and Motto Franchising, LLC

The holders of RE/MAX Holdings Class A common stock collectively own 100% of the economic interests in RE/MAX Holdings, while RIHI owns 100% of the outstanding shares of RE/MAX Holdings Class B common stock.

On October 7, 2018, pursuant to the terms of the Company’s Certificate of Incorporation, RIHI lost its previous effective control of a majority of the voting power of RE/MAX Holdings common stock. RIHI owns all of RE/MAX Holdings’ Class B common stock which, prior to October 7, 2018, entitled RIHI to a number of votes on matters presented to RE/MAX Holdings stockholders equal to two times the number of RMCO common units that RIHI held. Effective October 7, 2018, the voting power of Class B common stock was reduced to equal the number of RMCO common units held, and therefore RIHI lost the controlling vote of RE/MAX Holdings. As a result of this change in the voting rights of the Class B common stock, RIHI no longer controls a majority of the voting power of RE/MAX Holdings’ common stock, and RE/MAX Holdings no longer constitutes a “controlled company” under the corporate governance standards of the New York Stock Exchange (the “NYSE”). RIHI remains a significant stockholder of the Company, and through its ownership of the Class B common stock, holds approximately 41% of the voting power of the Company’s stock.

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

When RE/MAX Holdings acquired common units in RMCO, it received a step-up in tax basis on the underlying assets held by RMCO. The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired. The majority of the step-up in basis relates to intangible assets, primarily franchise agreements and goodwill, and the step-up is often substantial. These assets are amortizable under IRS rules and result in deductions on our tax return for many years and, consequently, RE/MAX Holdings receives a future tax benefit. These future benefits are reflected within deferred tax assets of approximately $53.7 million on our consolidated balance sheets as of December 31, 2018.

If RE/MAX Holdings acquires additional common units of RMCO from RIHI, the percentage of RE/MAX Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur.

In connection with the initial sale of RMCO common units in October 2013, RE/MAX Holdings entered into Tax Receivable Agreements (“TRAs”) which require that RE/MAX Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. We believe 85% is common for tax receivable agreements. The TRA holders as of December 31, 2018 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. As of December 31, 2018, this liability was $40.8 million. Similar to the deferred tax assets, the TRA liabilities would increase if RE/MAX Holdings acquires additional common units of RMCO from RIHI.

Employees

As of December 31, 2018, we had approximately 500 employees. Our franchisees are independent businesses. Their employees and independent contractor sales agents are therefore not included in our employee count. None of our employees are represented by a union.

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

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, wage and job growth, levels of unemployment, home affordability, down payment requirements, inventory levels, consumer confidence, demographic changes, local or regional economic conditions and the general condition of the U.S., Canadian and global economies. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic and regulatory environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market.  The residential real estate market could also be negatively impacted by acts of nature, such as fires, hurricanes, earthquakes, and such events may lead us to waive fees in certain impacted areas. Climate change may negatively affect the residential real estate market. Changes in local, state and federal laws or regulations that affect residential real estate transactions or encourage ownership, including but not limited to changes in tax law in late 2017 that limit the deductibility of certain mortgage interest expenses and increase the standard deduction (thereby potentially decreasing the tax benefits of homeownership) and potential future tax law changes, such as further limiting or eliminating the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, and deductibility of real property taxes, could impact the residential real estate market.

Any of the above factors, and other factors discussed in this Annual Report on form 10-K could cause a decline in the housing or mortgage markets and have a material adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or home prices.  This could lead to a decrease of the number of agents in our network and reduce the fees we receive from our franchisees and agents, which, in turn, could adversely affect our financial condition and results of operations.

A lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations.

Our business is significantly impacted by the availability of financing at favorable rates or on favorable terms for homebuyers, which may be affected by government regulations and policies. Certain potential reforms such as the U.S. federal government’s conservatorship of Fannie Mae and Freddie Mac or other government sponsored entities (“GSEs”), proposals to reform the U.S. housing market, attempts to increase loan modifications for homeowners with negative equity, monetary policy of the U.S. government, increases in interest rates and the Dodd-Frank Act may adversely impact the housing industry, including homebuyers’ ability to finance and purchase homes.

The monetary policy of the U.S. government, and particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S., significantly affects the availability of financing at favorable rates and on favorable terms, which in turn affects the domestic real estate market.  Changes in the Federal Reserve Board’s policies are beyond our control, are difficult to predict, and could restrict the availability of financing on reasonable terms at favorable interest rates for homebuyers, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, a reduction in government support for home financing, including the possible winding down of GSEs could further reduce the availability of financing for homebuyers in the U.S. residential real estate market.  No consensus has emerged in Congress concerning potential reforms relating to Fannie Mae and Freddie Mac and a potential transition to alternative structures for the secondary market, so we cannot predict either the short or long term-effects of such regulation and its impact on homebuyers’ ability to finance and purchase homes.

Furthermore, many lenders significantly tightened their underwriting standards since the real estate downturn, and many subprime and other alternative mortgage products are no longer common in the marketplace. While some loosening of credit standards has occurred, if these mortgage loans continue to be difficult to obtain, including in the jumbo mortgage markets, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes could be adversely affected, which would adversely affect our operating results.

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

We may fail to deliver our booj-driven technology rollout as expected.

During the first quarter of 2018, we acquired booj, a real estate technology company, primarily to develop and deliver core technology solutions designed for RE/MAX affiliates. We anticipate that this new technology will improve existing RE/MAX systems and ultimately assist in attracting and retaining agents. If the technology platforms expected to be developed by booj (a) are delivered later than expected, (b) do not create a distinct competitive edge for franchisees and agents, or (c) have a poorer than expected adoption rate by our franchisees and agents, the introduction of such platforms may not be effective in attracting and retaining agents.

We may be unable to acquire regional franchise rights in independent RE/MAX regions in the U.S. and Canada or successfully integrate the independent RE/MAX regions that we have acquired.

We are pursuing a key growth strategy of reacquiring select RE/MAX independent regional franchises in the U.S. and Canada. The acquisition of a regional franchise increases our revenue and provides an opportunity for us to enhance profitability. This growth strategy depends on our ability to find regional franchisees willing to sell the franchise rights in their regions on favorable terms, as well as our ability to finance and complete these transactions. The number of remaining independent regions in the United States and Canada is limited and therefore we may have difficulty finding suitable regional franchise acquisition opportunities at an acceptable price. Further, in the event we acquire a regional franchise, we may not be able to achieve the expected returns on our acquisition after we integrate the acquired region into our business.

Integrating acquired regions involves complex operational and personnel-related challenges and we may encounter unforeseen difficulties and higher than expected integration costs or we may not be able to deliver expected cost and growth synergies.

Future acquisitions may present other challenges and difficulties, including:

•	the possible departure of a significant number of key employees;
•	regulatory constraints and costs of executing our growth strategy may vary by geography;
•	the possible defection of franchisees and agents to other brands or independent real estate companies;
•	the disruption of our respective ongoing business;
•	limits on growth due to exclusive territories granted by former region owners;
•	problems we may discover post-closing with the operations, including the internal controls and procedures of the regions we acquire;
•	the failure to maintain important business relationships and contracts of the selling region;
•	impairment of acquired assets;
•	legal or regulatory challenges or litigation post-acquisition, which could result in significant costs;
•	unanticipated expenses related to integration; and
•	potential unknown liabilities associated with acquired businesses.

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

Additionally, although we believe our relationship with our franchisees and their agents is open and strong, the nature of such relationships can give rise to conflict. For example, franchisees or agents may become dissatisfied with the amount of contractual fees and dues owed under franchise or other applicable arrangements, particularly in the event that we increase fees and dues. They may disagree with certain network-wide policies and procedures, including policies dictating brand standards or affecting their marketing efforts. They may also be disappointed with our marketing campaigns.  In early 2019 we announced a new service model designed to tailor and enhance the value delivered to our franchisees and help them further develop their businesses. If we do not implement the new service model effectively or if changes to our service model are note well received by our franchisees, that could affect retention of franchises and franchisees’ ability to attract and retain agents. If we experience any conflicts with our franchisees on a large scale, our franchisees may decide not to renew their franchise agreements upon expiration or may file lawsuits against us or they may seek to disaffiliate with us, which could also result in litigation. These events may, in turn, materially and adversely affect our business and operating results.

Our financial results are affected by the ability of our franchisees to attract and retain agents.

Our financial results are heavily dependent upon the number of agents in our global network. The majority of our revenue is derived from recurring dues paid by our franchisee’s agents and contractual fees paid by our franchisees or regional franchise owners based on the number of agents within the franchisee’s or regional franchise owner’s network. Competition for real estate agents is fierce. If our franchisees are not able to attract and retain agents (which is not within our direct control), our revenue may decline. In addition, our competitors may attempt to recruit the agents of our franchisees.

Competition in the residential real estate franchising business is intense, and we may be unable to grow our business organically, including increasing our agent count, expanding our network of franchises and their agents, and increasing franchise and agent fees, which could adversely affect our brand, our financial performance, and results of operations.

We generally face strong competition in the residential real estate services business from other franchisors and brokerages (i.e. national, regional, independent, boutique, discount and web-based brokerages), as well as web-based companies focused on real estate. There has recently been substantial investment in real estate technology, including companies aiming to use innovative technology to disrupt the real estate industry. As a real estate brokerage franchisor, one of our primary assets is our brand name. Upon the expiration of a franchise agreement, a franchisee may choose to renew their franchise with us, operate as an independent broker or to franchise with one of our competitors. Competing franchisors may offer franchisees fees that are lower than those we charge, or that are more attractive in particular markets. Further, some of our largest competitors may have greater financial resources and larger budgets than we do to invest in technology to build their brands and enhance their value proposition to agents, brokers and consumers. To remain competitive in the sale of franchises and to retain our existing franchisees at the time of the renewal of their franchise agreements, we may have to reduce the cost of renewals and/or the recurring monthly fees we charge our franchisees.

As a result of this competition, we may face many challenges in adding franchises and attracting agents in new and existing markets to expand our network, as well as other challenges such as:

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

A significant increase in consumer use of technology that eliminates or minimizes the role of the real estate agent could have a materially adverse effect on our business, prospects and results of operations. These options include direct-buyer companies (also called iBuyers) that purchase directly from the seller at below-market rates in exchange for speed and convenience, and then resell them shortly thereafter at market prices, and online discounters who reduce the role of the agent in order to offer sellers a low commission or a flat fee while giving rebates to buyers. How consumers want to buy or sell houses will determine if these models reduce or replace the long-standing preference for full-service agents.

Our financial results are affected directly by the operating results of franchisees and agents, over whom we do not have direct control.

Our real estate franchises generate revenue in the form of monthly ongoing fees, including monthly management fees and broker fees (which are tied to agent gross commissions) charged by our franchisees to their agents. Their agents pay us annual dues to have access to our network and utilize our services. Accordingly, our financial results depend upon the operational and financial success of our franchisees and their agents, whom we do not control, particularly in Independent Regions where we exercise less control over franchisees than in Company-owned Regions. Our franchisees operate in an intensely competitive market and we have little visibility into the results of operations of our franchises. If industry trends or economic conditions are not sustained or do not continue to improve, our franchisees’ financial results may worsen and our revenue may decline. We may also have to terminate franchisees more frequently in the future due to non-reporting and non-payment. Further, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our revenue from ongoing monthly fees may decrease, and profitability from new franchisees may be lower than in the past due to reduced ongoing monthly fees and other non-standard incentives we may need to provide.

Our franchisees and their agents could take actions that could harm our business.

Our franchisees are independent businesses and the agents who work within these brokerages are independent contractors and, as such, are not our employees, and we do not exercise control over their day-to-day operations. Broker franchisees may not operate real estate brokerage businesses in a manner consistent with industry standards, or may not attract and retain qualified independent contractor agents. If broker franchisees and agents were to provide diminished quality of service to customers, engage in fraud, misconduct or negligence or otherwise violate the law or realtor codes of ethics, our image and reputation may suffer materially and we may become subject to liability claims based upon such actions of our franchisees and agents. Any such incidents could adversely affect our results of operations.

Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies or the ordinary course of our business or our franchisees’ business. Other incidents may arise from events that are or may be beyond our control and may damage our brand, such as actions taken (or not taken) by one or more franchisees or their agents relating to health, safety, welfare or other matters; litigation and claims; failure to maintain high ethical and social standards for all of our operations and activities; failure to comply with local laws and regulations; and illegal activity targeted at us or others. Our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us, which may result in a decrease in our total agent count and, ultimately, lower revenues, which in turn would materially and adversely affect our business and results of operations.

An organized franchisee association could pose risks to our ability to set the terms of our franchise agreements and our pricing. A group of broker/owners from around the country have founded and committed to the initial funding of a new RMX Association (RMXA), an independent association of RE/MAX franchisees, whose goal is to work in partnership with RE/MAX, LLC and each other to improve, enhance and grow the brand into the future and protect assets and grow profitability as franchisees.

The failure of Independent Region owners to successfully develop or expand within their respective regions could adversely impact our revenue and earnings.

We have sold regional master franchises in the U.S. and Canada and have sold and continue to sell regional master franchises in our global locations outside of Canada. While we are pursuing a strategy to acquire select regional franchise rights in a number of regions in the U.S. and Canada, we still rely on independent regional master franchises in Independent Regions, and in all regions located outside the U.S. and Canada. We depend on Independent Regions, which have the exclusive right to grant franchises within a particular region, to successfully develop or expand within their respective regions and to monitor franchisees’ use of our brand. The failure of any of these Independent Region owners to do these things, or the termination of an agreement with a regional master franchisee could delay the development of a particular franchised area, interrupt the operation of our brand in a particular market or markets while we seek alternative methods to develop our franchises in the area, and weaken our brand image. Such an event could result in lower revenue for us, which would adversely impact our business and results of operations.

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

Franchise Nonrenewal.  Each franchise agreement has an expiration date. Upon the expiration of the franchise arrangement, we or the franchisee may or may not elect to renew the franchise arrangement. If the franchisee arrangement is renewed, such renewal is generally contingent on the franchisee’s execution of the then-current form of franchise arrangement (which may include terms the franchisee deems to be less favorable than the prior franchise agreement), the satisfaction of certain conditions and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise arrangement will terminate upon expiration of the term of the franchise arrangement.

The real estate business is highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

The businesses of our franchisees are highly regulated and are subject to requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which they do business. These laws and regulations contain general standards for and prohibitions on the conduct of real estate brokers and agents, including those relating to licensing of brokers and agents, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer disclosures. Under state law, the franchisees and our real estate brokers have certain duties to supervise and are responsible for the conduct of their brokerage business.

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

We, or our franchisees, are also subject to various other rules and regulations such as:

•	the Gramm-Leach-Bliley Act, which governs the disclosure and safeguarding of consumer financial information;
•	the European Union’s General Data Protection Regulation (GDPR) and various state and federal privacy laws protecting consumer data;
•	the USA PATRIOT Act;
•	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;
•	federal and state “Do Not Call,” “Do Not Fax,” and “Do Not E-Mail” laws;
•	the Fair Housing Act;
•	laws and regulations, including the Foreign Corrupt Practices Act, that impose sanctions on improper payments;
•	laws and regulations in jurisdictions outside the U.S. in which we do business;
•	state and federal employment laws and regulations, including any changes that would require reclassification of independent contractors to employee status, and wage and hour regulations;
•	increases in state, local or federal taxes that could diminish profitability or liquidity; and
•	consumer fraud statutes.

Our or our franchisees’ failure to comply with any of the foregoing laws and regulations may result in fines, penalties, injunctions and/or potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations.

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

Most of our franchisees self-report their agent counts, agent commissions and fees due to us, and we have limited tools to validate or verify these reports. This could impact our ability to collect revenue owed to us by our Independent Regions, franchisees, and agents, and could affect our ability to forecast our performance accurately.

Under our franchise agreements, franchisees, including independent regions, self-report (a) the number of agents and (b) gross commissions and other statistics from home sale transactions.  This data is used to determine our billings for continuing franchise fees, annual dues and broker fees. We may have limited methods of validating the data and must rely on reports submitted and our internal protocols for verifying the reasonableness of the data. If franchisees were to underreport or erroneously report such data, even if unintentionally, we may not receive all of the revenues due to us. In addition, to the extent that we were underpaid, we may not have a definitive method for determining such underpayment. If a material number of our franchisees were to underreport or erroneously report their agent counts, agent commissions or fees due to us, it could have a material adverse effect on our financial performance and results of operations. Further, agent count is a key performance indicator (KPI), and incomplete information, or information that is not reported in a timely manner could impair our ability to evaluate and forecast key business drivers and financial performance.

The failure to maintain positive relationships with legacy booj customers could have an adverse effect on our financial results.

The booj business which was acquired in February 2018, includes service to legacy customers, unrelated to RE/MAX. With the heavy focus by the booj technology development team towards RE/MAX initiatives, we could lose revenue over time that is currently earned by booj. Also, disputes with legacy booj customers could result in a diversion of management time and other resources and could result in litigation.

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

Our business depends on strong brands, and any failure to maintain, protect and enhance our brand would hurt our ability to grow our business, particularly in new markets where we have limited brand recognition.

RE/MAX is a strong brand that we believe has contributed significantly to the success of our business, and the Motto brand is gaining recognition. Maintaining, protecting and enhancing the “RE/MAX” and Motto brands is critical to growing our business. If we do not successfully build and maintain strong brands, our business could be materially harmed. Maintaining and enhancing the quality of our brand may require us to make substantial investments in areas such as marketing, community relations, outreach and employee training. We actively engage in television, print and online advertisements, targeted promotional mailings and email communications, and engage on a regular basis in public relations and sponsorship activities. These investments may be substantial and may fail to encompass the optimal range of traditional, online and social advertising media to achieve maximum exposure and benefit to the brand.

Inasmuch as our business is in part dependent on strong brands, our business may be subject to risks related to events and circumstances that have a negative impact on our brands.  If we are exposed to adverse publicity or events that do damage to our brands and/or image, our business may suffer material adverse effects from the deterioration in our brand and image.

We may be unable to obtain approval of independent regional owners to fund network-wide advertising and promotional initiatives.

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

We are commonly involved in numerous proceedings, generally on a small scale, to enforce our intellectual property and protect our brands. Unauthorized uses or other infringement of our trademarks or service marks, including uses that are currently unknown to us, could diminish the value of our brand and may adversely affect our business. Effective intellectual property protection may not be available in every market. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors may misappropriate our intellectual property, and in the course of litigation, such competitors occasionally attempt to challenge the breadth of our ability to prevent others from using similar marks or designs. If such challenges were to be successful, less ability to prevent others from using similar marks or designs may ultimately result in a reduced distinctiveness of our brand in the minds of consumers. Defending or enforcing our trademark rights, branding practices and other intellectual property could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results. Even though competitors occasionally attempt to challenge our ability to prevent infringers from using our marks, we are not aware of any challenges to our right to use, and to authorize our franchisees to use, any of our brand names or trademarks.

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

Our business is heavily reliant on technology and product development for certain key aspects of our operations.

The systems may not perform as desired or we may experience cost overages, delays, or other factors that may distract our management from our business, which could have an adverse impact on our results of operations.  Further, we may not be able to obtain future new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, including those related to our recent acquisition of booj, and we may not be able to devote financial resources to new technologies and systems in the future.

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

Cyberattacks, security breaches and improper access to, disclosure or deletion of our data, personally identifiable information we collect, or business records could harm our business, damage our reputation and cause losses.

Our information technologies and systems and those of our third-party hosted services are vulnerable to breach, damage or interruption from various causes, including: (i) natural disasters, war and acts of terrorism, (ii) power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events, and (iii) employee error, malfeasance or otherwise. Of particular risk and focus in recent years is the potential penetration of internal or outsourced systems by individuals seeking to disrupt operations or misappropriate information (aka, cyberattacks). Cyberattacks, including the use of phishing and malware, continue to grow in sophistication making it impossible for us to mitigate all of these risks. Any extended interruption of our systems or exposure of sensitive data to third parties could cause significant damage to our business or our brand, for which our business interruption insurance may be insufficient to compensate us for losses that may occur.

In addition, we rely on the collection and use of personally identifiable information from franchisees, agents and consumers to conduct our business and in certain instances such data may include social security numbers, payment card numbers, or customer financial information. Global privacy legislation (including the recently enacted GDPR regulations in the European Union), enforcement and policy activity are rapidly expanding and creating a complex compliance environment. Should we misuse or improperly store the personally identifiable information that we collect, or should we be the victim of a cyberattack that results in improper access to such personally identifiable information, we may be subject to legal claims and regulatory scrutiny. Any legal claims, government action or damage to our reputation due to actions, or the perception that we are taking actions, inconsistent with the terms of our privacy statement, consumer expectations, or privacy-related or data protection laws and regulations, could expose us to liability and adversely impact our business and results of operations.

Any disruption to our websites or lead generation tools could harm our business.

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

We recognize the need for, and continue to develop business continuity and disaster recovery plans that would allow us to be operational despite casualties or unforeseen events impacting our corporate headquarters. If we encounter difficulties or disasters at our corporate headquarters and our business continuity and recovery plans are not adequate, our operations and retained information may not be available in a timely manner, or at all, and this would have a material adverse effect on our business.

We rely on third parties for certain important functions and technology.  Any failures by those vendors could disrupt our business operations.

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

We are relatively new to the mortgage brokerage industry, which, along with the intense competition within the industry, may hinder our efforts to establish and grow our new mortgage brokerage franchising business, Motto Mortgage, which could have implications to the goodwill on our Consolidated Balance Sheet.

We are pursuing a growth strategy to offer and sell residential mortgage brokerage franchises in the U.S under the “Motto Mortgage” brand and trademarks. Our investments in the new Motto business included the cost of our acquisition of certain assets of Full House Mortgage Connection, Inc. (“Full House”) and initial funding for the business. We lack extensive operating experience in the mortgage brokerage industry. Our strategy hinges on our ability to recruit franchisees and help them recruit loan originators, to develop and maintain strong competencies within the mortgage brokerage market, on favorable conditions in the related regulatory environment and on our success in developing a strong, respected brand. We may fail to understand, interpret, implement and/or train franchisees adequately concerning compliance requirements related to the mortgage brokerage industry or the relationship between us and our franchisees, any of which failures could subject us or our franchisees to adverse actions from regulators. Motto Franchising, LLC, may also have regulatory obligations arising from its relationship with Motto franchisees; we may fail to comply with those obligations, and that failure could also subject us to adverse actions from regulators. As a start-up, the Motto Mortgage brand’s initial lack of brand recognition may hamper franchise sales efforts. We may experience impairment of acquired assets and/or potential unknown liabilities associated with the acquisition of the business of Full House. This venture could divert resources, including the time and attention of management and other key employees, from our RE/MAX business, and a prolonged diversion could negatively impact operating results. In addition, residential mortgage brokerage is a highly competitive industry and Motto will suffer if we are unable to attract franchisees, which will adversely affect Motto’s growth, operations and profitability.  Motto has $11.8 million of goodwill recognized in connection with its acquisition.  Poor performance for any of the reasons outlined above could trigger an impairment of this goodwill.

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

In addition, so long as any revolving loans are outstanding under the senior secured credit facility, RE/MAX, LLC is required to maintain specified financial ratios. As of December 31, 2018, there were no outstanding revolving loans.

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

We have a material amount of term loans outstanding under our senior secured credit facility, net of an unamortized discount and issuance costs, which was at variable rates of interest, thereby exposing us to interest rate risk. We currently do not engage in any interest rate hedging activity. As such, if interest rates increase, our debt service obligations on our outstanding indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease.

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

We may experience legal proceedings including investigations, securities class action claims and/or derivative litigation related to matters reviewed by a special committee of our Board of Directors (the “Special Committee”) in 2017 and early 2018. The Company has advised the staff of the SEC regarding the internal investigation conducted by the Special Committee.  The SEC performed its own inquiry into certain matters related to the Special Committee investigation.  The Company cooperated fully with the SEC with respect to its review of these matters and intends to continue to do so in the event of any further inquiries.

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

Our future success will likely continue to depend heavily on the efforts and abilities of key personnel including our CEO, Adam Contos, and other members of our senior management. The loss of services from any of these key personnel could make it more difficult to successfully operate our business and achieve our business goals. In addition, we do not maintain key employee life insurance policies on Mr. Contos or our other key employees. As a result, we may not be able to cover the financial loss we may incur in losing the services of any of these individuals.

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

Risks Related to Our Organizational Structure

RIHI has substantial influence over us including over decisions that require the approval of stockholders, and its interest in our business may conflict with yours.

RIHI, a company controlled by David Liniger, our current Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder, respectively, owns all of our outstanding Class B common stock. Although RIHI no longer controls a majority of the voting power of RE/MAX Holdings’ common stock, RIHI remains a significant stockholder of the Company and through its ownership of the Class B common stock holds approximately 41% of the voting power of the Company’s stock. Therefore, RIHI has the ability to significantly influence all matters submitted to a vote of our stockholders.

In addition, RIHI’s entire economic interest in us is in the form of its direct interest in RMCO through the ownership of RMCO common units, the payments it may receive from us under its tax receivable agreement and the proceeds it may receive upon any redemption of its RMCO common units, including issuance of shares of our Class A common stock, upon any such redemption and any subsequent sale of such Class A common stock. As a result, RIHI’s interests may conflict with the interests of our Class A common stockholders. For example, RIHI may have a different tax position from us which could influence its decisions regarding certain transactions, especially in light of the existence of the tax receivable agreements that we entered into in connection with our IPO, including whether and when we should terminate the tax receivable agreements and accelerate our obligations thereunder. In addition, RIHI could have an interest in the structuring of future transactions to take into consideration its tax or other considerations, even in situations where no similar considerations are relevant to us.

Our tax receivable agreements require us to make cash payments based upon future tax benefits to which we may become entitled.  The amounts that we may be required to pay could be significant, may be accelerated in certain circumstances and could significantly exceed the actual tax benefits that we ultimately realize.

In connection with our IPO, we entered into tax receivable agreements with our historical owners. After one of these historical owners assigned its interest in its tax receivable agreement, these tax receivable agreements are now held by RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes” and together, the “TRA Parties”). The amount of the cash payments that we may be required to make under the tax receivable agreements could be significant and will depend, in part, upon facts and circumstances that are beyond our control.

The amount of our obligations pursuant to the tax receivable agreement with RIHI will depend, in part, upon the occurrence of future events, including any redemptions by RIHI of its ownership interest in RMCO.  In general, future redemptions by RIHI will increase our tax receivable agreement obligations to RIHI. Payments under the tax receivable agreements are anticipated to be made, on an annual basis. Any payments made by us to the TRA Parties under the tax receivable agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent we are unable to make timely payments under the tax receivable agreements for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Furthermore, our future obligation to make payments under the tax receivable agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the tax receivable agreements. The payments under the tax receivable agreement with RIHI are not conditioned upon RIHI maintaining a continued ownership interest in either RMCO or us, and payments under the tax receivable agreement with Parallaxes are not conditioned upon Parallaxes holding any ownership interest in either RMCO or us.

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

Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section, as well as the following:

•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•	future announcements concerning our business or our competitors’ businesses;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	the size of our public float;
•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	material weakness in our internal control over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in leased offices in Denver, Colorado. The lease consists of approximately 231,000 square feet and expires in April 2028. We also lease an office building in Denver, Colorado for our booj operations. The lease consists of approximately 20,000 square feet and expires in February 2034.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in litigation, claims and other proceedings relating to the conduct of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of our control including franchisees and independent agents, and employment law claims. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant time and resources from management. Although we do not believe any currently pending litigation will have a material adverse effect on our business, financial condition or operations, there are inherent uncertainties in litigation and other claims and regulatory proceedings and such pending matters could result in unexpected expenses and liabilities and might materially adversely affect our business, financial condition or operations, including our reputation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “RMAX”. As of February 19, 2019, we had 28 stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc. (“RIHI”), and there is no public market for these shares.

The following table shows the highest and lowest close prices for our Class A common stock as well as dividends declared per share during the calendar quarter indicated below for the years ended December 31, 2018 and 2017.

	Class A Common Stock		Dividends
	Market Price		Declared
	Highest	Lowest	per Share
2018
First quarter	$60.90	$45.40	$0.20
Second quarter	$60.45	$52.10	$0.20
Third quarter	$56.25	$42.85	$0.20
Fourth quarter	$43.85	$28.23	$0.20

2017
First quarter	$60.90	$53.10	$0.18
Second quarter	$60.25	$53.15	$0.18
Third quarter	$64.60	$56.50	$0.18
Fourth quarter	$67.20	$46.30	$0.18

4

During 2018, our Board of Directors declared quarterly cash dividends of $0.20 per share of Class A common stock. See Note 5, Earnings Per Share and Dividends to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information. We intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis. However the timing and amount of those dividends will be subject to approval and declaration by our Board of Directors and will depend on a variety of factors, including the financial results and cash flows of RMCO, LLC and its consolidated subsidiaries (“RMCO”), distributions we receive from RMCO, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. All dividends declared and paid will not be cumulative.

Performance Graph

The following graph and table depict the total return to stockholders from December 31, 2013 through December 31, 2018, relative to the performance of the S&P 500 Index, Russell 2000 (Total Return) Index and a peer group of real estate and franchise related companies. The graph and table assume that $100 was invested at the closing price on December 31, 2013 and that all dividends were reinvested.

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

4

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial results and other data as of the dates and for the periods indicated. The selected consolidated statements of income data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheets data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements (“financial statements”) included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statements of income data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheets data as of December 31, 2016, 2015 and 2014 have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

As of December 31, 2014, RE/MAX Holdings, Inc. (“RE/MAX Holdings”) owned 39.89% of the common membership units in RMCO, LLC and its consolidated subsidiaries (“RMCO”), and as of December 31, 2018, RE/MAX Holdings owns 58.57% of the common membership units in RMCO. RE/MAX Holdings’ economic interest in RMCO increased primarily due to the issuance of shares of Class A common stock as a result of RIHI’s redemption of 5.2 million common units in RMCO during the fourth quarter of 2015. RE/MAX Holdings’ only business is to act as the sole manager of RMCO and in that capacity, RE/MAX Holdings operates and controls all of the business and affairs of RMCO.

Our selected historical financial data may not be indicative of our future financial condition, future results of operations or future cash flows.

You should read the information set forth below in conjunction with our historical financial statements and the notes to those statements and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
		2017	2016
	2018	As adjusted*	As adjusted*	2015*	2014*
	(in thousands, except per share amounts and agent data)
Total revenue:
Continuing franchise fees	$101,104	$93,694	$81,197	$73,750	$72,706
Annual dues	35,894	33,767	32,653	31,758	30,726
Broker fees	46,871	43,801	37,209	32,334	28,685
Franchise sales and other revenue	28,757	22,452	24,471	25,468	23,440
Brokerage revenue	—	—	112	13,558	15,427
Total revenue	212,626	193,714	175,642	176,868	170,984
Operating expenses:
Selling, operating and administrative expenses	120,179	106,946	88,037	91,561	92,400
Depreciation and amortization	20,678	20,512	16,094	15,124	15,316
Loss (gain) on sale or disposition of assets, net	63	660	178	(3,397)	(14)
Gain on reduction in tax receivable agreement liability	(6,145)	(32,736)	—	—	—
Total operating expenses	134,775	95,382	104,309	103,288	107,702
Operating income	77,851	98,332	71,333	73,580	63,282
Other expenses, net:
Interest expense	(12,051)	(9,996)	(8,596)	(10,413)	(9,295)
Interest income	676	352	160	178	313
Foreign currency transaction (losses) gains	(312)	174	(86)	(1,661)	(1,348)
Loss on early extinguishment of debt	—	—	(796)	(94)	(178)
Equity in earnings of investees	—	—	—	1,215	600
Total other expenses, net	(11,687)	(9,470)	(9,318)	(10,775)	(9,908)
Income before provision for income taxes	66,164	88,862	62,015	62,805	53,374
Provision for income taxes	(15,799)	(57,047)	(15,167)	(12,030)	(9,948)
Net income	50,365	31,815	46,848	50,775	43,426
Less: net income attributable to non-controlling interests	23,321	21,577	24,627	34,363	30,209
Net income attributable to RE/MAX Holdings, Inc.	$27,044	$10,238	$22,221	$16,412	$13,217
Earnings Per Share Data:
Basic	$1.52	$0.58	$1.26	$1.30	$1.14
Diluted	$1.52	$0.58	$1.26	$1.28	$1.08
Other Data:
Agent count at period end (unaudited)	124,280	119,041	111,915	104,826	98,010
Cash dividends declared per share of Class A common stock	$0.80	$0.72	$0.60	$2.00	$0.25

*Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the new revenue recognition standard, retrospectively. All 2017 and 2016 financial results have been recast to reflect this change. Financial results for 2015 and 2014 have not been recast and are therefore not comparable. See Note 3, Revenue for more information.

	As of December 31,
		2017	2016
	2018	As adjusted*	As adjusted*	2015*	2014*
	(in thousands)
Cash	$59,974	$50,807	$57,609	$110,212	$107,199
Franchise agreements, net	103,157	119,349	109,140	61,939	75,505
Goodwill	150,684	135,213	126,633	71,871	72,463
Total assets	426,840	412,835	444,683	383,786	356,431
Payable pursuant to tax receivable agreements, including current portion	40,787	53,175	98,809	100,035	67,418
Debt, including current portion	227,787	228,986	230,820	200,357	209,777
Total stockholders' equity	79,275	49,126	43,841	39,414	39,283

*Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the new revenue recognition standard, retrospectively. All 2017 and 2016 financial results have been recast to reflect this change. Financial results for 2015 and 2014 have not been recast and therefore are not comparable. See Note 3, Revenue for more information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements (“financial statements”) and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Special Note Regarding Forward-Looking Statements” and “Item 1A.—Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of RE/MAX Holdings, Inc. (“RE/MAX Holdings”) and its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “us”).

Business Overview

We are one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the U.S. under the Motto Mortgage brand (“Motto”). RE/MAX and Motto are 100% franchised - we do not own any of the brokerages that operate under these brands. Although we partner with our franchisees to assist them in growing their brokerages, they fund the cost of developing their businesses. As a result, we maintain a low fixed-cost structure, which combined with our recurring, fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Because we are a franchisor of both real estate brokerages and mortgage brokerages with approximately 95% of our revenue and nearly three-quarters of our RE/MAX agent count coming from our franchising operations in the U.S. and Canada, we are significantly affected by the real estate market in the U.S. and Canada.

The U.S. housing market experienced a slowdown in home sales during the latter part of 2018, particularly in the West. Persistent price appreciation, low housing inventory, rising interest rates and weak wage growth were among the more meaningful contributors to the slowdown in home sales as homebuyers and sellers adapted to a shifting market. The housing market, which has generally favored sellers over the past several years, began to shift toward greater equilibrium and we believe this shift will be healthy for housing over the longer term. Additionally, our U.S. and Canadian agent count growth rates modestly decelerated during the fourth quarter. We expect the current home sales and agent count growth rate trends to continue through at least the beginning of 2019.

Financial and Operational Highlights – Year Ended December 31, 2018

(Compared to year ended December 31, 2017, as adjusted* unless otherwise noted)

*See Note 3, Revenue for more information.

•	Total agent count increased by 4.4% to 124,280 agents.
•	U.S. and Canada combined agent count increased 0.2% to 84,449 agents.
•	Total open Motto Mortgage franchises more than doubled to 78 offices.
•	Revenue increased 9.8% to $212.6 million.
•	Net income attributable to RE/MAX Holdings, Inc. of $27.0 million.
•	Adjusted EBITDA of $104.3 million and Adjusted EBITDA margin of 49.1%.

During 2018, we grew organic revenue 4.5% primarily due to agent count increases, Motto expansion, rising average home prices, event-based revenue from our annual convention in the U.S. and a July 1, 2017 annual dues fee increase in the U.S. and Canada. Our 2018 revenue growth was also impacted by having waived approximately $2.0 million of continuing franchise fees and brokers fees in the prior year for hurricane-impacted associates. We grew our network agent count 4.4% and our U.S. and Canadian combined agent count by 0.2%, and we sold 1,120 RE/MAX franchises worldwide, including 285 franchises in the U.S. and Canada combined.

Expenses increased primarily due to increased investments in technology, costs to support booj’s legacy operations assisting its external customers, severance and other payroll related expenses, and operating costs to support Motto’s growth. These increases were partially offset by a $3.7 million loss recognized in the prior year related to subleasing a portion of our corporate office building and costs of a litigation settlement. Interest expense also increased $2.1 million due to rising interest rates.

We also focused on pursuing potential growth catalysts by acquiring booj, a real estate technology company, for a purchase price of $26.3 million. With booj, we expect to deliver core technology solutions designed for and with RE/MAX affiliates in 2019. We believe this new technology will make our highly productive agents even more efficient and successful and help RE/MAX franchisees recruit and retain agents.

Financial and Operational Highlights – Year Ended December 31, 2017, as adjusted*

(Compared to year ended December 31, 2016, as adjusted* unless otherwise noted)

*See Note 3, Revenue for more information.

•	Total agent count increased by 6.4% to 119,041 agents
•	U.S. and Canada combined agent count increased 2.3% to 84,274 agents
•	Acquired the master franchise rights Northern Illinois
•	Revenue of $193.7 million, up 10.3% from the prior year
•	Net income attributable to RE/MAX Holdings, Inc. of $10.2 million, which includes a $10.1 million net expense impact from the Tax Cuts and Jobs Act
•	Adjusted EBITDA of $102.1 million and Adjusted EBITDA margin of 52.7%

During 2017, we grew our business organically primarily due to an increase in broker fee revenue because of rising average home prices and changing agent mix, agent count increases, Motto expansion and July 1, 2016 continuing franchise fee increases in our Company-owned Regions. We grew our network agent count 6.4% and our U.S. and Canadian combined agent count by 2.3%, and we sold 1,059 RE/MAX franchises worldwide, including 324 franchises in the U.S. and Canada combined. Organic growth was negatively impacted by the impact of waiving approximately $2.0 million of continuing franchise fees and broker fees during the year for hurricane-impacted associates.

Expenses increased primarily due to a $3.7 million loss recognized related to subleasing a portion of our corporate office building; a net charge of $2.6 million incurred in connection with a litigation settlement and additional corresponding professional fees related to our 2013 acquisition of the net assets of Tails, Inc. (“Tails”); $2.6 million of professional fees incurred related to the Special Committee investigation and operating costs for Motto, and the 2016 acquisitions of six independent regions (the “2016 Acquired Regions”), and costs for certain employee benefits and the refresh of the RE/MAX brand.

We focused on growth catalysts by successfully acquiring the Independent Region of Northern Illinois (the “2017 Acquired Region”) for a purchase price of $35.7 million. The acquisition converted nearly 2,300 agents and over 100 offices into the Company-owned Regions.

In 2017, RE/MAX branding was updated with a fresh, modern design. This “brand refresh” resulted in updates to the iconic RE/MAX Balloon logo, the RE/MAX logotype, and RE/MAX property sign designs. In the company’s nearly 50-year history, this was the first time the RE/MAX logotype had been modernized and the third time the RE/MAX Balloon logo had been updated.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The Tax Cuts and Jobs Act includes significant changes to the U.S. corporate tax system, including a federal corporate rate reduction from 35% to 21%. The reduction in the corporate tax rate from 35% to 21% resulted in substantial reductions to the Company’s deferred tax assets and the TRA liabilities and resulted in a net expense impact on net income of $10.1 million.

Selected Operating and Financial Highlights

For comparability purposes, the following table sets forth our agent count and results of operations for the periods presented in our audited financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
		2017	2016
	2018	As adjusted*	As adjusted*
Total agent count growth	4.4%	6.4%	6.8%

Agent Count:
U.S.	63,122	63,162	61,730
Canada	21,327	21,112	20,672
U.S. and Canada Total	84,449	84,274	82,402
Outside U.S. and Canada	39,831	34,767	29,513
Total	124,280	119,041	111,915

Motto open offices	78	31	2

RE/MAX franchise sales (1)	1,120	1,059	903
Motto franchise sales	49	60	6

Total revenue	$212,626	$193,714	$175,642
Total selling, operating and administrative expenses	$120,179	$106,946	$88,037
Net income	$50,365	$31,815	$46,848
Net income attributable to RE/MAX Holdings, Inc.	$27,044	$10,238	$22,221
Adjusted EBITDA (2)	$104,316	$102,145	$93,789
Adjusted EBITDA margin (2)	49.1%	52.7%	53.4%

*See Note 3, Revenue for more information.

(1)	Includes franchise sales in the U.S., Canada and global regions.
(2)

See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Revenue

A summary of the components of our revenue for the years ended December 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Revenue:
Continuing franchise fees	$101,104	$93,694	$7,410	7.9%
Annual dues	35,894	33,767	2,127	6.3%
Broker fees	46,871	43,801	3,070	7.0%
Franchise sales and other revenue	28,757	22,452	6,305	28.1%
Total revenue	$212,626	$193,714	$18,912	9.8%

*See Note 3, Revenue for more information.

Consolidated revenue increased $18.9 million, or 9.8%, due to:

•

organic growth of $8.8 million, or 4.5%, primarily as a result of agent count increases, Motto expansion, rising average home prices, event-based revenue from our annual convention in the U.S. and contributions from the July 1, 2017 annual dues fee increase, and the impact of having waived approximately $2.0 million of continuing franchise fees and broker fees for hurricane-impacted associates during 2017;

•	acquisitions of Northern Illinois and booj added $10.0 million, or 5.2%; and
•	foreign currency movements increased revenue $0.2 million, or 0.1%.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily as a result of contributions from the acquisition of RE/MAX of Northern Illinois, which added $3.1 million, Motto expansion and agent count growth. Additionally, the Company waived approximately $1.4 million of continuing franchise fees for hurricane-impacted associates during 2017.

Annual Dues

Revenue from annual dues increased primarily due to an increase in agent count in the U.S. and Canada and the July 1, 2017 fee increase. Revenue from annual dues is not affected by our acquisitions of Independent Regions because agents in the U.S. and Canadian Independent Regions already pay annual dues to us in the same amounts as agents in Company-owned regions.

Broker Fees

Revenue from broker fees increased primarily due to contributions from the acquisition of RE/MAX of Northern Illinois, which added $1.1 million, organic growth driven primarily by rising average home prices, and having waived approximately $0.6 million of broker fees for hurricane-impacted associates during 2017, partially offset by declines in total transactions per agent.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to revenue contributed from booj of $5.6 million and event-based revenue from our annual convention in the U.S.

Operating Expenses

A summary of the components of our operating expenses for the years ended December 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Operating expenses:
Selling, operating and administrative expenses	$120,179	$106,946	$(13,233)	(12.4)%
Depreciation and amortization	20,678	20,512	(166)	(0.8)%
Loss on sale or disposition of assets, net	63	660	597	90.5%
Gain on reduction in tax receivable agreement liability	(6,145)	(32,736)	(26,591)	(81.2)%
Total operating expenses	$134,775	$95,382	$(39,393)	(41.3)%
Percent of revenue	63.4%	49.2%

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

A summary of the components of our selling, operating and administrative expenses for the years ended December 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
		2017
	2018	As adjusted*	$	%
Selling, operating and administrative expenses:
Personnel	$62,935	$45,063	$(17,872)	(39.7)%
Professional fees	15,631	16,927	1,296	7.7%
Rent and related facility operations	9,104	12,860	3,756	29.2%
Other	32,509	32,096	(413)	(1.3)%
Total selling, operating and administrative expenses	$120,179	$106,946	$(13,233)	(12.4)%
Percent of revenue	56.5%	55.2%

*See Note 3, Revenue for more information.

Total selling, operating and administrative expenses increased as follows:

•

Personnel costs increased primarily due to $5.7 million in costs, including incremental stock-based compensation expense, to support our increased investments in technology, $5.1 million in costs to support booj’s legacy operations assisting its external customers, severance and other payroll related expenses, and operating costs to support Motto.

•

Professional fees decreased primarily due to a decrease in acquisition-related costs compared to the prior year and costs incurred during the third quarter of 2017 in connection with litigation related to our 2013 acquisition of the net assets of Tails (See Note 15, Commitments and Contingencies) and other legal fees, partially offset by investments in technology.

•	Rent and related facility operations decreased primarily due to a $3.7 million loss recognized during the third quarter of 2017 related to subleasing a portion of our corporate office building.
•

Other selling, operating and administrative expenses increased slightly primarily due to increased costs to support booj’s legacy operations assisting its external customers, increased costs for RE/MAX of Northern Illinois and Motto, increases in expenses related to higher attendance at our annual convention in the U.S., and increases in bad debt expense. These increases were largely offset by charges in 2017 that did not recur, including a $2.6 million net litigation settlement related to our 2013 acquisition of the net assets of Tails (See Note 15, Commitments and Contingencies) and the refresh of the RE/MAX brand. Additionally, during the year ended December 31, 2018, we adjusted the estimated fair value of the contingent consideration liability related to the acquisition of Full House (See Note 11, Fair Value Measurements).

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to an increase in amortization expense related to intangibles acquired in connection with the acquisitions of RE/MAX of Northern Illinois and booj. See Note 6, Acquisitions for additional information. These increases were largely offset by a reduction in amortization expense related to certain acquired franchise agreements becoming fully amortized.

Loss on Sale or Disposition of Assets, Net

The change in loss on sale or disposition of assets, net was primarily due to the $0.5 million loss recognized during the year ended December 31, 2017 for a final settlement of certain provisions of the asset sale agreement related to the December 31, 2015 disposition of Sacagawea, LLC d/b/a/ RE/MAX Equity Group (“RE/MAX Equity Group”).

Gain on Reduction in TRA Liability

The gain on reduction in TRA liability resulted from changes in tax law arising from the Tax Cuts and Jobs Act, enacted in December 2017 and further clarified in 2018. These tax law changes resulted in reductions to the value of deferred tax assets the Company holds and related reduction in the value of the TRA liabilities. The gain of $6.1 million in 2018 is a result of changes in the taxation of foreign derived income, which the Company recognized after performing a detailed review during 2018 of these complex provisions. The gain on reduction in TRA liability of $32.7 million in 2017 is a result of the reduction in the corporate tax rate from 35% to 21%. See Note 12, Income Taxes for additional information.

Other Expenses, Net

A summary of the components of our other expenses, net for the years ended December 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2018	2017	$	%
Other expenses, net:
Interest expense	$(12,051)	$(9,996)	$(2,055)	(20.6)%
Interest income	676	352	324	92.0%
Foreign currency transaction (loss) gain	(312)	174	(486)	n/m
Total other expenses, net	$(11,687)	$(9,470)	$(2,217)	(23.4)%
Percent of revenue	5.5%	4.9%

n/m – not meaningful

Other expenses, net increased primarily due to an increase in interest expense as a result of increasing interest rates on our 2016 Senior Secured Credit Facility and a change in foreign currency transaction (losses) gains that were primarily as a result of fluctuations of the Canadian dollar against the U.S. dollar.

Provision for Income Taxes

Our effective income tax rate decreased to 23.9% from 64.2% for the years ended December 31, 2018 and 2017, respectively, primarily due to the Tax Cuts and Jobs Act enacted in December 2017 which resulted in a substantial decrease in our corporate tax rate. See Note 12, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO, LLC’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO, LLC (“RMCO”) is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity.” See Note 4, Non-controlling Interest for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, Inc. (“RIHI”), increased $1.7 million primarily due to an increase in RMCO’s net income during the year ended December 31, 2018 compared to December 31, 2017.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $104.3 million for the year ended December 31, 2018, an increase of $2.2 million from the comparable prior year period. Adjusted EBITDA increased primarily due to contributions from the acquisition of RE/MAX of Northern Illinois, agent count growth, rising average home prices and the impact of having waived continuing franchise fees and broker fees for hurricane-impacted associates during 2017.  The increases were partially offset by increased investments in technology and personnel, severance expense and operating costs to support booj’s legacy operations assisting its external customers.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Revenue

A summary of the components of our revenue for the years ended December 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2017	2016
	As adjusted*	As adjusted*	$	%
Revenue:
Continuing franchise fees	$93,694	$81,197	$12,497	15.4%
Annual dues	33,767	32,653	1,114	3.4%
Broker fees	43,801	37,209	6,592	17.7%
Franchise sales and other revenue	22,452	24,471	(2,019)	(8.3)%
Brokerage revenue	—	112	(112)	n/m
Total revenue	$193,714	$175,642	$18,072	10.3%

n/m – not meaningful

*See Note 3, Revenue for more information.

Consolidated revenue increased primarily due to acquisitions of the 2017 Acquired Region and the 2016 Acquired Regions (collectively the “2017 and 2016 Acquired Regions”), which added $13.5 million, or 7.7%. Organic growth increased revenue $4.2 million or 2.4%, primarily due to an increase in broker fee revenue due to rising average home prices and changing agent mix, agent count increases, Motto expansion and July 1, 2016 fee increases in our Company-owned Regions. Organic growth was offset by a decrease in revenue recognized from preferred marketing arrangements and the impact of waiving approximately $2.0 million of continuing franchise fees and broker fees for hurricane-impacted associates during 2017. Foreign currency movements increased revenue $0.5 million, or 0.3%.

Continuing Franchise Fees

Revenue from continuing franchise fees increased primarily because of contributions from the 2017 and 2016 Acquired Regions, which added $8.6 million, or 10.6%. Organic growth increased continuing franchise fees by $3.7 million, or 4.5%, primarily related to agent count growth, which contributed $2.2 million, July 1, 2016 fee increases in Company-owned Regions, which contributed $1.2 million, and Motto expansion. Organic growth was negatively impacted by the waiving of approximately $1.4 million of continuing franchise fees for hurricane-impacted associates during 2017.

Annual Dues

Revenue from annual dues increased primarily due to increased agent count in the U.S. and Canada. Revenue from annual dues is not affected by our acquisitions of Independent Regions because agents in the U.S. and Canadian Independent Regions already pay annual dues to us in the same amounts as agents in Company-Owned regions.

Broker Fees

Revenue from broker fees increased primarily due to the acquisitions of the 2017 and 2016 Acquired Regions, which contributed $4.2 million to the increase, as well as organic growth of $2.3 million driven primarily by rising average home prices and a reduction in the number of home sale transactions completed by agents that do not pay broker fees. Organic growth was negatively impacted by the waiving of approximately $0.6 million of broker fees for hurricane-impacted associates during 2017.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to a decrease in revenue recognized from preferred marketing arrangements. These decreases were partially offset by contributions from Motto and the 2017 and 2016 Acquired Regions.

Operating Expenses

A summary of the components of our operating expenses for the years ended December 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2017	2016
	As adjusted*	As adjusted*	$	%
Operating expenses:
Selling, operating and administrative expenses	$106,946	$88,037	$(18,909)	(21.5)%
Depreciation and amortization	20,512	16,094	(4,418)	(27.5)%
Loss on sale or disposition of assets, net	660	178	(482)	n/m
Gain on reduction in tax receivable agreement liability	(32,736)	—	32,736	n/m
Total operating expenses	$95,382	$104,309	$8,927	8.6%
Percent of revenue	49.2%	59.4%

n/m – not meaningful

*See Note 3, Revenue for more information.

Selling, Operating and Administrative Expenses

A summary of the components of our selling, operating and administrative expenses for the years ended December 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2017	2016
	As adjusted*	As adjusted*	$	%
Selling, operating and administrative expenses:
Personnel	$45,063	$42,817	$(2,246)	(5.2)%
Professional fees	16,927	13,348	(3,579)	(26.8)%
Rent and related facility operations	12,860	8,673	(4,187)	(48.3)%
Other	32,096	23,199	(8,897)	(38.4)%
Total selling, operating and administrative expenses	$106,946	$88,037	$(18,909)	(21.5)%
Percent of revenue	55.2%	50.1%

*See Note 3, Revenue for more information.

Selling, operating and administrative expenses increased as follows:

•

Personnel costs increased due to personnel investments to support Motto and the 2017 and 2016 Acquired Regions as well as an increase in certain employee benefits, partially offset by severance and other payroll related expenses recognized in the year ended December 31, 2016 and not recognized in the year ended December 31, 2017.

•

Professional fees increased primarily due to $2.6 million in costs related to the Special Committee investigation and remediation, costs incurred in connection with litigation related to our acquisition of the net assets of Tails and other legal fees. These increases were partially offset due to expenses incurred in the year ended December 31, 2016 in connection with the 2016 Senior Secured Credit Facility.

•

Rent and related facility operations increased primarily due to a $3.7 million loss recognized related to subleasing a portion of our corporate office building. See Note 15, Commitments and Contingencies for additional information.

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

Gain on Reduction in TRA Liability

The gain on reduction in TRA liability of $32.7 million in 2017 is a result of the Tax Cuts and Jobs Act enacted in December 2017, which reduced the corporate tax rate from 35% to 21%. This reduction caused a decrease in the

Company’s deferred tax assets and a related decrease in the TRA liability. See Note 12, Income Taxes for additional information.

Other Expenses, Net

A summary of the components of our other expenses, net for the years ended December 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2017	2016	$	%
Other expenses, net:
Interest expense	$(9,996)	$(8,596)	$(1,400)	(16.3)%
Interest income	352	160	192	n/m
Foreign currency transaction gain (loss)	174	(86)	260	n/m
Loss on early extinguishment of debt	—	(796)	796	n/m
Total other expenses, net	$(9,470)	$(9,318)	$(152)	(1.6)%
Percent of revenue	4.9%	5.3%

n/m – not meaningful

Other expenses, net increased primarily due to higher interest expense as a result of an increase in the principal balance of term debt outstanding under our 2016 Senior Secured Credit Facility, which replaced our 2013 Senior Secured Credit Facility on December 15, 2016. The replacement of the 2013 Senior Secured Credit Facility resulted in a loss on early extinguishment of debt.

Provision for Income Taxes

Our effective income tax rate increased to 64.2% from 24.5% for the years ended December 31, 2017 and 2016, respectively, primarily due to the Tax Cuts and Jobs Act enacted in December 2017 which resulted in a substantial decrease in our deferred tax asset due to the reduction in our corporate tax rate. See Note 12, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act. As shown in Note 12, Income Taxes, our effective income tax rate would have been 24.3% excluding the impacts of the Tax Cuts and Jobs Act. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity.” See Note 4, Non-controlling Interest for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, decreased $3.1 million primarily due to a decrease in RMCO’s net income during the year ended December 31, 2017 compared to December 31, 2016.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $102.1 million for the year ended December 31, 2017, an increase of $8.4 million from the comparable prior year period. Adjusted EBITDA primarily increased due to $11.0 million in contributions from the 2017 and 2016 Acquired Regions, increases in broker fee revenue due to rising average home prices and a reduction in grandfathered agents, agent count growth, certain payroll related expenses recognized in the year ended December 31,

2016 and not recognized in the year ended December 31, 2017 and July 1, 2016 fee increases in our Company-owned Regions.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our audited financial statements included elsewhere in this Annual Report on Form 10-K), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: loss or gain on sale or disposition of assets and sublease, loss on early extinguishment of debt, equity-based compensation expense, public offering related expense, acquisition related expense, Special Committee investigation and remediation expense, gain on reduction in TRA liability, expense or income related to changes in the estimated fair value measurement of contingent consideration and other non-recurring items.  During the first quarter of 2018, we revised our definition of Adjusted EBITDA to better reflect the performance of our business. We now adjust for expense or income related to changes in the estimated fair value measurement of contingent consideration as these are non-cash items that management believes are not reflective of operating performance. Adjusted EBITDA was revised in prior periods to reflect this change for consistency in presentation.

Because Adjusted EBITDA omits certain non-cash items and other non-recurring cash charges or other items, we believe that it is less susceptible to variances that affect our operating performance resulting from depreciation, amortization and other non-cash and non-recurring cash charges or other items. We present Adjusted EBITDA, and the related Adjusted EBITDA margin, because we believe they are useful as supplemental measures in evaluating the performance of our operating businesses. Our management uses Adjusted EBITDA and Adjusted EBITDA margin as factors in evaluating the performance of our business.

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

A reconciliation of Adjusted EBITDA to net income for our consolidated results for the periods presented is set forth in the following table (in thousands):

	Year Ended December 31,
		2017	2016
	2018	As adjusted*	As adjusted*
Net income	$50,365	$31,815	$46,848
Depreciation and amortization	20,678	20,512	16,094
Interest expense	12,051	9,996	8,596
Interest income	(676)	(352)	(160)
Provision for income taxes	15,799	57,047	15,167
EBITDA	98,217	119,018	86,545
(Gain) loss on sale or disposition of assets and sublease, net (1)	(139)	4,260	(171)
Loss on early extinguishment of debt	—	—	2,893
Equity-based compensation expense	9,176	2,900	2,330
Public offering related expenses	—	—	193
Acquisition-related expense (2)	1,634	5,889	1,899
Gain on reduction in TRA liability (3)	(6,145)	(32,736)	—
Special Committee investigation and remediation expense (4)	2,862	2,634	—
Fair value adjustments to contingent consideration (5)	(1,289)	180	100
Adjusted EBITDA	$104,316	$102,145	$93,789

(1)	Represents (gain) loss on the sale or disposition of assets as well as the (gains) losses on the sublease of a portion of our corporate headquarters office building.
(2)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(3)

Gain on reduction in tax receivable agreement liability is a result of the Tax Cuts and Jobs Act enacted in December 2017 and further clarified in 2018. See Note 12, Income Taxes for additional information.

(4)

Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.

(5)

Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability related to the acquisition of Full House. See Note 11, Fair Value Measurements for additional information.

*See Note 3, Revenue for more information.

Liquidity and Capital Resources

Overview of Factors Impacting Our Liquidity

Our liquidity is affected by the growth of our agent base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of agents in the RE/MAX network, among other factors. Our cash flows are primarily related to the timing of:

(i)cash receipt of revenues;

(ii)payment of selling, operating and administrative expenses, including costs to grow Motto;

(iii)cash consideration for acquisitions and acquisition-related expenses;

(iv)principal payments and related interest payments on our 2016 Senior Secured Credit Facility;

(v)investments in technology;

(vi)dividend payments to stockholders of our Class A common stock;

(vii)distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s fourth amended and restated limited liability company operating agreement (“the New RMCO, LLC Agreement”);

(viii)corporate tax payments paid by the Company; and

(ix)payments to the TRA Parties pursuant to the TRAs.

We have satisfied these needs primarily through our existing cash balances, cash generated by our operations and funds available under our 2016 Senior Secured Credit Facility.

Financing Resources

On December 15, 2016, RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, amended and restated its previous credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “2016 Senior Secured Credit Facility”). The 2016 Senior Secured Credit Facility provides to RE/MAX, LLC $235.0 million in term loans and a $10.0 million revolving facility.

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

Borrowings under the term loans and revolving loans accrue interest, at London Interbank Offered Rate (“LIBOR”), provided LIBOR shall be no less than 0.75% plus an applicable margin of 2.75%.

The 2016 Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations and liquidations. With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the 2016 Senior Secured Credit Facility.

The 2016 Senior Secured Credit Facility restricts the aggregate acquisition consideration for permitted acquisitions, in a situation in which RE/MAX, LLC would not be in pro forma compliance with a 3.5:1.0 total leverage ratio (based on how such term is defined therein), to $100.0 million in any fiscal year. The 2016 Senior Secured Credit Facility also provides for incremental facilities, subject to lender participation, if the total leverage ratio (calculated as net debt to EBITDA as defined therein) remains below 4.00:1.00.

As of December 31, 2018, we had $227.2 million of term loans outstanding, net of an unamortized discount and issuance costs, $0.6 million of long-term financing assumed with the acquisition of booj and no revolving loans outstanding under our 2016 Senior Secured Credit Facility. If any loan or other amounts are outstanding under the revolving line of credit, the 2016 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

Sources and Uses of Cash

As of December 31, 2018, and 2017, we had $60.0 million and $50.8 million, respectively, in cash and cash equivalents, of which approximately $1.1 million and $0.8 million were denominated in foreign currencies, respectively.

The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash provided by (used in):
Operating activities	$76,064	$63,288	$64,379
Investing activities	(33,675)	(37,918)	(117,332)
Financing activities	(33,152)	(33,235)	228
Effect of exchange rate changes on cash	(70)	1,063	122
Net change in cash and cash equivalents	$9,167	$(6,802)	$(52,603)

Operating Activities

During the year ended December 31, 2018, cash provided by operating activities increased because of:

•	an increase of Adjusted EBITDA of $2.2 million, which includes $3.3 million of severance costs accrued but unpaid in the current year period versus the prior year period;
•	a decrease of $7.1 million in TRA payments in the current year period versus the prior year period due to the enactment of the Tax Cuts and Jobs Act; and
•	timing differences on various operating assets and liabilities.

The increase in cash provided by operating activities was partially offset by the February 2018 net payment of $2.6 million to satisfy the terms of a litigation settlement in which no comparable transactions occurred in the prior year period.

During the year ended December 31, 2017, cash provided by operating activities slightly decreased because of:

•	an increase of $12.0 million in cash paid pursuant to the terms of the TRAs in the current period; offset by
•	the February 2016 payment of $3.3 million to satisfy liabilities from a litigation settlement that did not recur in the current year period; and

•	an increase in Adjusted EBITDA of $8.4 million and other selling, operating and administrative activities.

Investing Activities

During the year ended December 31, 2018, cash used in investing activities increased primarily because of the acquisition of booj, investments in training materials and cash used for technology investments.

During the year ended December 31, 2017, cash used in investing activities decreased primarily because of the 2016 acquisitions of Motto and the 2016 Acquired Regions as well as a reduction in the investments in our information technology infrastructure, partially offset by the acquisition of RE/MAX of Northern Illinois in 2017.

Financing Activities

During the year ended December 31, 2018, cash used in financing activities decreased primarily due to:

•	a decrease in distributions paid to non-controlling unitholders due to tax changes arising from the Tax Cuts and Jobs Act enacted in December 2017, offset by
•

an increase in cash paid to Class A common stockholders and non-controlling unitholders due to our Board of Directors declaring a dividend of $0.20 per share on all outstanding shares of Class A common stock in all four quarters of 2018 compared to a dividend of $0.18 per share on all outstanding shares of Class A common stock in all four quarters of 2017, as well as

•	an increase in cash paid related to financing assumed with the acquisition of booj.

During the year ended December 31, 2017, cash used in financing activities increased because of:

•	net cash proceeds of $44.0 million received in 2016 in connection with the 2016 Senior Secured Credit facility;
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

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, access to our revolving line of credit and incremental facilities under our 2016 Senior Secured Credit Facility, which matures in December 2023, available to support the needs of our business.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software and trademark costs was $7.8 million, $2.1 million and $4.4 million in 2018, 2017 and 2016, respectively. These amounts primarily related to investments in technology and training materials. In order to expand our technological capabilities, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees and agents in our network. Total capital expenditures for 2019 are expected to be between $10.0 million and $12.0 million as a result of increased investments in technology. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared quarterly cash dividends of $0.20 and $0.18 per share on all outstanding shares of Class A common stock every quarter in 2018 and 2017, respectively, as disclosed in Note 5, Earnings Per Share and Dividends. On February 20, 2019, our Board of Directors announced a quarterly dividend of $0.21 per share. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions to Non-Controlling Unitholders Pursuant to the RMCO, LLC Agreement

As authorized by the RMCO, LLC Agreement, RMCO makes cash distributions to its unitholders, RE/MAX Holdings and RIHI, also referred to as its members. Distributions are required to be made by RMCO to its members on a pro-rata basis in accordance with each members’ ownership percentage in RMCO. These distributions have historically been either in the form of payments to cover its members’ estimated tax liabilities, dividend payments, or payments to ensure pro-rata distributions have occurred.

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

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2018, the Company reflected a total liability of $40.8 million under the terms of its TRAs. The liability pursuant to the TRAs will increase in the future upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. We receive funding from RMCO in order to fund the payment of amounts due under the TRAs.

The actual payments, and associated tax benefits, will vary depending upon a number of factors, including the timing of exchanges by RIHI, the price of our Class A common stock at the time of such exchanges, the amount and timing of the taxable income we generate in the future and the tax rate then applicable.

Distributions and other payments to RIHI pursuant to the RMCO, LLC Agreement and TRAs in the years ended December 31, 2018 and 2017 were comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017
Distributions and other payments to RIHI pursuant to the RMCO, LLC Agreement:
Required pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$4,511	$8,217
Dividend distributions	10,048	9,043
Total distributions to RIHI	14,559	17,260
Payments pursuant to the TRAs	6,305	13,371
Total distributions to RIHI and TRA payments	$20,864	$30,631

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2016 Senior Secured Credit Facility (including current portion) (1) (2)	$229,713	$2,350	$4,700	$222,663	$—
Other long-term financing (including current portion) (3)	634	272	362	—	—
Interest payments on credit facility (4)	59,426	12,232	24,121	23,073	—
Interest payments on other long-term debt (3)	76	52	24	—	—
Lease obligations (5)	84,332	8,315	17,294	16,549	42,174
Payments pursuant to tax receivable agreements (6)	40,787	3,567	7,201	7,118	22,901
Vendor contracts (7)	3,018	3,018	—	—	—
Estimated undiscounted contingent consideration payments (8)	10,068	283	1,387	2,476	5,922
	$428,054	$30,089	$55,089	$271,878	$70,997

(1)

We are required to make quarterly principal payments on our 2016 Senior Secured Credit Facility of $0.6 million through December 2023. We have also reflected full payment of long-term debt at maturity of our 2016 Senior Secured Credit Facility in December 2023. The total amount excludes the unamortized discount.

(2)

The 2016 Senior Secured Credit Facility only requires mandatory prepayments and commitment reductions throughout the term of the loan if the total leverage ratio as of the last day of such fiscal year is greater than 2.75 to 1.0. If the total leverage ratio as of the last day of such fiscal year is not greater than 2.75 to 1.0 no excess cash flow principal prepayment is required. No excess cash flow principal prepayments are included as our total leverage ratio as of December 31, 2018 was not greater than 2.75 to 1.0 and we don’t anticipate our total leverage ratio to be greater than 2.75 to 1.0 in future periods.

(3)	Includes financing assumed with the acquisition of booj.
(4)	The variable interest rate on the 2016 Senior Secured Credit Facility is assumed at the interest rate in effect as of December 31, 2018 of 5.27%.
(5)

We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $5.7 million in the aggregate, are included in the table above.

(6)

As described elsewhere in this Annual Report on Form 10-K, we entered into TRAs, that will provide for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of tax deductions arising from the increase in tax basis in RMCO’s assets.

(7)	Represents outstanding purchase orders with vendors initiated in the ordinary course of business for operating and capital expenditures.
(8)	Represents estimated payments to the former owner of Full House as required per the purchase agreement.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of December 31, 2018.

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

Motto Goodwill and Contingent Consideration

Goodwill is an asset representing the future economic benefits arising from the other assets acquired in a business combination that are not individually identified and separately recognized. We assess goodwill for impairment at least annually or whenever an event occurs or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results. We perform our required impairment testing annually on October 1.

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

During 2018, 2017 and 2016, we performed the qualitative impairment assessments for all reporting units by evaluating, among other things, market and general economic conditions, entity-specific events, events affecting a reporting unit and our results of operations and key performance measures. Except for the Motto Franchising segment, the fair value of the reporting units significantly exceeded their carrying values at the latest assessment date.

The Motto Franchising segment, which has a carrying value of goodwill as of December 31, 2018 of $11.8 million, is a startup business and its fair value is tied primarily to franchise sales over the next several years. Failure to achieve targeted franchise sales (which are currently estimated at between 50 and 80 per year over the next 10 years) would likely result in an impairment of this goodwill balance.

We did not record any material goodwill impairments during the years ended December 31, 2018, 2017 and 2016.

Contingent consideration consists of an earn-out obligation in connection with the acquisition of Full House, in which we are required to pay additional purchase consideration totaling eight percent of gross revenues generated by the acquired business each year through 2026 with no limitation as to the maximum payout. Contingent consideration is recorded at the acquisition date fair value, which is measured at the present value of the consideration expected to be transferred. The fair value of contingent consideration is re-measured at the end of each reporting period with the change in fair value recognized in selling, operating and administrative expenses in the Consolidated Statements of Income. Similar to the goodwill discussion above, estimates of the fair value of contingent consideration are also impacted by Motto franchise sales over the next several years and discount rates. See Note 11, Fair Value Measurement for additional information. Contingent consideration obligations were $5.1 million at December 31, 2018, with $0.3 million classified as current in our Consolidated Balance Sheets.

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

We engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets, primarily franchise rights. The timing and amount of expected future cash flows used in the valuation requires estimates, among other items, of revenue and agent growth rates, operating expenses and expected operating cash flow margins. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period of one year or less as we finalize valuations for the assets acquired and liabilities assumed. If estimates or assumptions used to complete the initial purchase price allocation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made in the final valuation, the allocation of purchase price between goodwill and intangibles could significantly differ. Such a difference would impact future earnings through amortization expense of these intangibles. In addition, if forecasts supporting the valuation of the intangible assets or goodwill are not achieved, impairments could arise, as discussed further above.

Deferred Tax Assets and TRA Liability

As discussed in Item 1. Business, RE/MAX Holdings has twice acquired significant portions of the ownership in RMCO. When RE/MAX Holdings acquired this ownership in the form of common units, it received a significant step-up in tax basis on the underlying assets held by RMCO. The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired. The majority of the step-up in basis relates to intangibles assets, primarily franchise agreements and goodwill, and is included within deferred tax assets of approximately $53.7 million on our consolidated balance sheets at December 31, 2018. The computation of the step-up requires valuations of the intangible assets of RMCO and has the same complexities and estimates as discussed in Purchase Accounting for Acquisitions above. In addition, the step-up is governed by complex IRS rules that limit which intangibles are subject to step-up, and also imposes further limits on the amount of step-up. Given the magnitude of the deferred tax assets and complexity of the calculations, small adjustments to our model used to calculate these deferred tax assets can result in material changes to the amounts recognized. If more common units of RMCO are redeemed by RIHI, the percentage of RE/MAX Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur.

Pursuant to the TRA agreements, RE/MAX Holdings makes annual payments to RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”) (a successor to the TRAs prior owner) equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. A TRA liability of $40.8 million exists as of December 31, 2018 for the future cash obligations expected to be paid under the TRAs and is not discounted. The calculation of this liability is a function of the step-up described above and therefore has the same complexities and estimates. Similar to the deferred tax assets, these liabilities would increase if RIHI redeems additional common units of RMCO.

General Litigation Matters

We are subject to litigation claims arising in the ordinary course of business. We accrue for contingencies related to litigation matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing litigation matters is highly subjective and requires judgments about future events. We regularly review litigation matters to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates. See Note 15, Commitments and Contingencies for more information related to litigation matters.

New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities that arise from all leases on the consolidated balances sheets. ASU 2016-02 is required to be adopted by us on January 1, 2019. We plan to elect the transition method per ASU 2018-11 and apply the new lease standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and will not retrospectively recast prior periods presented. We have several building leases and other smaller leases for which we are still assessing the application of this standard. We have determined that the adoption of this standard will increase both “Total assets” and “Total liabilities” on the Consolidated Balance Sheets by approximately $54.0 million, primarily related to building leases.

Other than the items noted above, there have been no new accounting pronouncements not yet effective that we believe have a significant impact, or potential significant impact, to our financial statements.

See Note 2, Summary of Significant Accounting Policies for recently issued accounting pronouncements applicable to us and the effect of those standards on our financial statements and related disclosures.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our 2016 Senior Secured Credit Facility which bear interest at variable rates. At December 31, 2018, $229.7 million in term loans were outstanding under our 2016 Senior Secured Credit Facility. As of December 31, 2018, the undrawn borrowing availability under the revolving line of credit under our 2016 Senior Secured Credit Facility was $10.0 million. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our 2016 Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of December 31, 2018, the interest rate was 5.27%. If LIBOR rises, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the year ended December 31, 2018, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RE/MAX Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of ASC Topic 606, Revenue Recognition – Revenue from Contracts with Customers.

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

/s/KPMG LLP

We have served as the Company’s auditor since 2003.

Denver, Colorado
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited RE/MAX Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/KPMG LLP

Denver, Colorado
February 22, 2019

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
		2017
	2018	As adjusted*
Assets
Current assets:
Cash and cash equivalents	$59,974	$50,807
Accounts and notes receivable, current portion, less allowances of $7,980 and $7,223, respectively	21,185	20,284
Income taxes receivable	533	963
Other current assets	5,855	7,974
Total current assets	87,547	80,028
Property and equipment, net of accumulated depreciation of $13,280 and 12,326, respectively	4,390	2,905
Franchise agreements, net	103,157	119,349
Other intangible assets, net	22,965	8,476
Goodwill	150,684	135,213
Deferred tax assets, net	53,698	62,841
Other assets, net of current portion	4,399	4,023
Total assets	$426,840	$412,835
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,890	$517
Accrued liabilities	13,143	15,390
Income taxes payable	208	97
Deferred revenue	25,489	25,268
Current portion of debt	2,622	2,350
Current portion of payable pursuant to tax receivable agreements	3,567	6,252
Total current liabilities	46,919	49,874
Debt, net of current portion	225,165	226,636
Payable pursuant to tax receivable agreements, net of current portion	37,220	46,923
Deferred tax liabilities, net	400	151
Deferred revenue, net of current portion	20,224	20,228
Other liabilities, net of current portion	17,637	19,897
Total liabilities	347,565	363,709
Commitments and contingencies (note 15)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,754,416 shares issued and outstanding as of December 31, 2018; 17,696,991 shares issued and outstanding as of December 31, 2017	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	460,101	451,199
Retained earnings	21,138	8,400
Accumulated other comprehensive income, net of tax	328	459
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	481,569	460,060
Non-controlling interest	(402,294)	(410,934)
Total stockholders' equity	79,275	49,126
Total liabilities and stockholders' equity	$426,840	$412,835

See accompanying notes to consolidated financial statements

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
		2017	2016
	2018	As adjusted*	As adjusted*
Revenue:
Continuing franchise fees	$101,104	$93,694	$81,197
Annual dues	35,894	33,767	32,653
Broker fees	46,871	43,801	37,209
Franchise sales and other revenue	28,757	22,452	24,471
Brokerage revenue	—	—	112
Total revenue	212,626	193,714	175,642
Operating expenses:
Selling, operating and administrative expenses	120,179	106,946	88,037
Depreciation and amortization	20,678	20,512	16,094
Loss on sale or disposition of assets, net	63	660	178
Gain on reduction in tax receivable agreement liability (note 4)	(6,145)	(32,736)	—
Total operating expenses	134,775	95,382	104,309
Operating income	77,851	98,332	71,333
Other expenses, net:
Interest expense	(12,051)	(9,996)	(8,596)
Interest income	676	352	160
Foreign currency transaction (losses) gains	(312)	174	(86)
Loss on early extinguishment of debt	—	—	(796)
Total other expenses, net	(11,687)	(9,470)	(9,318)
Income before provision for income taxes	66,164	88,862	62,015
Provision for income taxes	(15,799)	(57,047)	(15,167)
Net income	$50,365	$31,815	$46,848
Less: net income attributable to non-controlling interest (note 4)	23,321	21,577	24,627
Net income attributable to RE/MAX Holdings, Inc.	$27,044	$10,238	$22,221

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$1.52	$0.58	$1.26
Diluted	$1.52	$0.58	$1.26
Weighted average shares of Class A common stock outstanding
Basic	17,737,649	17,688,533	17,628,741
Diluted	17,767,499	17,731,800	17,677,768
Cash dividends declared per share of Class A common stock	$0.80	$0.72	$0.60

See accompanying notes to consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
		2017	2016
	2018	As adjusted*	As adjusted*
Net income	$50,365	$31,815	$46,848
Change in cumulative translation adjustment	(253)	1,037	146
Other comprehensive (loss) income, net of tax	(253)	1,037	146
Comprehensive income	50,112	32,852	46,994
Less: comprehensive income attributable to non-controlling interest	23,199	22,108	24,715
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$26,913	$10,744	$22,279

See accompanying notes to consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

 (In thousands, except unit and share amounts)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2016, as previously reported	17,584,351	$2	1	$—	$446,209	$4,231	$(105)	$(410,923)	$39,414
Impact of change in accounting policy (note 3)	—	—	—	—	—	(4,875)	—	(11,596)	(16,471)
As adjusted* balances, January 1, 2016	17,584,351	$2	1	$—	$446,209	$(644)	$(105)	$(422,519)	$22,943
Net income	—	—	—	—	—	22,221	—	24,627	46,848
Distributions paid to non-controlling unitholders	—	—	—	—	—	—	—	(17,927)	(17,927)
Equity-based compensation expense	—	—	—	—	2,330	—	—	—	2,330
Dividends paid to Class A common stockholders	—	—	—	—	—	(10,578)	—	—	(10,578)
Change in accumulated other comprehensive (loss) income	—	—	—	—	—	—	58	88	146
Payroll taxes related to net settled restricted stock units	(13,639)	—	—	—	(516)	—	—	—	(516)
Issuance of Class A common stock, equity-based compensation plans	81,836	—	—	—	101	—	—	—	101
Cumulative effect adjustment from change in accounting principle	—	—	—	—	123	(44)	—	(51)	28
Other	—	—	—	—	466	—	—	—	466
As adjusted* balances, December 31, 2016	17,652,548	$2	1	$—	$448,713	$10,955	$(47)	$(415,782)	$43,841
Net income	—	—	—	—	—	10,238	—	21,577	31,815
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(17,260)	(17,260)
Equity-based compensation expense and related dividend equivalents	58,426	—	—	—	2,900	(53)	—	—	2,847
Dividends to Class A common stockholders	—	—	—	—	—	(12,740)	—	—	(12,740)
Change in accumulated other comprehensive income	—	—	—	—	—	—	506	531	1,037
Payroll taxes related to net settled restricted stock units	(13,983)	—	—	—	(816)	—	—	—	(816)
Other	—	—	—	—	402	—	—	—	402
As adjusted* balances, December 31, 2017	17,696,991	$2	1	$—	$451,199	$8,400	$459	$(410,934)	$49,126
Net income	—	—	—	—	—	27,044	—	23,321	50,365
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(14,559)	(14,559)
Equity-based compensation expense and related dividend equivalents	73,462	—	—	—	9,314	(113)	—	—	9,201
Dividends to Class A common stockholders	—	—	—	—	—	(14,193)	—	—	(14,193)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(131)	(122)	(253)
Payroll taxes related to net settled restricted stock units	(16,037)	—	—	—	(895)	—	—	—	(895)
Other	—	—	—	—	483	—	—	—	483
Balances, December 31, 2018	17,754,416	$2	1	$—	$460,101	$21,138	$328	$(402,294)	$79,275

See accompanying notes to consolidated financial statements.

*See Note 3, Revenue for more information.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
		2017	2016
	2018	As adjusted*	As adjusted*
Cash flows from operating activities:
Net income	$50,365	$31,815	$46,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,678	20,512	16,094
Bad debt expense	2,257	1,109	1,195
(Gain) loss on sale or disposition of assets and sublease, net	(139)	4,260	(171)
Loss on early extinguishment of debt	—	—	796
Equity-based compensation expense	9,176	2,900	2,330
Deferred income tax expense	9,552	47,965	3,367
Fair value adjustments to contingent consideration	(1,289)	180	100
Payments pursuant to tax receivable agreements	(6,305)	(13,371)	(1,344)
Non-cash change in tax receivable agreement liability	(6,145)	(32,736)	—
Other	1,082	1,145	1,029
Changes in operating assets and liabilities
Accounts and notes receivable, current portion	(3,241)	(2,825)	(3,841)
Advances from/to affiliates	581	(106)	71
Other current and noncurrent assets	2,170	(2,724)	186
Other current and noncurrent liabilities	(3,497)	2,815	(1,956)
Income taxes receivable/payable	560	(1,133)	(71)
Deferred revenue and deposits, current portion	259	3,482	(254)
Net cash provided by operating activities	76,064	63,288	64,379
Cash flows from investing activities:
Purchases of property, equipment and software and capitalization of trademark costs	(7,787)	(2,198)	(4,502)
Acquisitions, net of cash acquired of $362, $0 and $131, respectively	(25,888)	(35,720)	(112,934)
Dispositions	—	—	200
Other investing activity, net	—	—	(96)
Net cash (used in) provided by investing activities	(33,675)	(37,918)	(117,332)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	233,825
Payments on debt	(3,171)	(2,366)	(203,298)
Capitalized debt amendment costs	—	—	(1,379)
Distributions paid to non-controlling unitholders	(14,559)	(17,260)	(17,927)
Dividends and dividend equivalents paid to Class A common stockholders	(14,306)	(12,793)	(10,578)
Proceeds from exercise of stock options	—	—	101
Payment of payroll taxes related to net settled restricted stock units	(895)	(816)	(516)
Payment of contingent consideration	(221)	—	—
Net cash (used in) provided by financing activities	(33,152)	(33,235)	228
Effect of exchange rate changes on cash	(70)	1,063	122
Net increase (decrease) in cash and cash equivalents	9,167	(6,802)	(52,603)
Cash and cash equivalents, beginning of year	50,807	57,609	110,212
Cash and cash equivalents, end of period	$59,974	$50,807	$57,609
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,525	$9,972	$7,797
Net cash paid for income taxes	$5,769	$10,078	$11,912
Schedule of non-cash investing and financing activities:
Note receivable received as consideration for sale of brokerage operations assets	$—	$—	$150
Increase in accounts payable for capitalization of trademark costs and purchases of property, equipment and software	$1,080	$295	$150
Contingent consideration issued in a business acquisition	$—	$—	$6,300

See accompanying notes to consolidated financial statements.

*See Note 3, Revenue for more information.

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) completed an initial public offering (the “IPO”) of its shares of Class A common stock on October 7, 2013. RE/MAX Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of December 31, 2018, RE/MAX Holdings owns 58.57% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.43% of common membership units in RMCO. RE/MAX Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand. RE/MAX, founded in 1973, has over 120,000 agents operating in over 8,000 offices and a presence in more than 110 countries and territories. Motto Mortgage (“Motto”), founded in 2016, is the first nationally franchised mortgage brokerage in the U.S. During the first quarter of 2018, the Company acquired all membership interests in booj, LLC, formerly known as Active Website, LLC, (“booj”), a real estate technology company. The Company sold certain operating assets and liabilities of its owned brokerage offices during the first quarter of 2016 to existing RE/MAX franchisees. Since then, RE/MAX is 100% franchised, and no longer operates any real estate brokerage offices and therefore, no longer recognizes brokerage revenue.

The Company’s revenue is derived from:

•

Continuing franchise fees which consist of fixed contractual fees paid monthly by regional franchise owners and franchisees based on the number of RE/MAX agents in the respective franchised region or office and the number of Motto offices;

•	Annual dues from RE/MAX agents;
•	Broker fees, which consist of a small percentage of fees received by agents on real estate commissions when an agent sells a home; and
•

Franchise sales and other revenue which consist of fees from initial sales of RE/MAX and Motto franchises, renewals of RE/MAX franchises, master franchise fees, preferred marketing arrangements, approved supplier programs, event-based revenue from training and other programs and revenue from booj’s legacy customers.

See Note 2, Summary of Significant Accounting Policies for information on the Company’s revenue recognition policies.

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

Class B common stock

RIHI is the sole holder of Class B common stock and is controlled by David Liniger, the Company’s Chairman and Co-Founder, and Gail Liniger, the Company’s Vice Chair and Co-Founder. On October 7, 2018, pursuant to the terms of the Company’s Certificate of Incorporation, RIHI lost its previous effective control of a majority of the voting power of RE/MAX Holdings common stock. RIHI owns all RE/MAX Holdings’ Class B common stock which, prior to October 7, 2018, entitled RIHI to a number of votes on matters presented to RE/MAX Holdings stockholders equal to two times the number of RMCO common units that RIHI held. Effective October 7, 2018, the voting power of Class B common stock was reduced to equal the number of RMCO common units held, and therefore RIHI lost the controlling vote of RE/MAX Holdings. As a result of this change in the voting rights of the Class B common stock, RIHI no longer controls a majority of the voting power of RE/MAX Holdings’ common stock, and RE/MAX Holdings is no longer considered a “controlled company” under the corporate governance standards of the New York Stock Exchange (the “NYSE”). See Item 1. Business above for further information.

Holders of shares of Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“financial statements”) and notes thereto included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2018 and 2017, the results of its operations and comprehensive income, changes in its stockholders’ equity and its cash flows for the years ended December 31, 2018, 2017 and 2016.

During 2018, the Company completed the acquisition of booj, and during 2017 and 2016, the Company completed the acquisitions of various independent regions. Their results of operations, cash flows and financial positions are included in the financial statements from their respective dates of acquisition. See Note 6, Acquisitions for additional information.

Reclassifications

Other than the change in accounting principle discussed in Note 3, Revenue, there have been no reclassifications to the financial statements during the current year.

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company generates all its revenue from contracts with customers. The Company’s franchise agreements offer the following benefits to the franchisee: common use and promotion of RE/MAX and Motto trademarks; distinctive sales and promotional materials; access to technology; standardized supplies and other materials used in RE/MAX and Motto offices; and recommended procedures for operation of RE/MAX and Motto offices. The Company concluded that these benefits are highly related and all a part of one performance obligation, a license of symbolic intellectual property that is billed through a variety of fees including franchise sales, continuing franchise fees, broker fees, and annual dues, described below. The Company has other performance obligations associated with contracts with customers in other revenue for training, marketing and events, and legacy booj customers.  The method used to measure progress is over the passage of time for most streams of revenue. The following is a description of principal activities from which the Company generates its revenue.

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

Annual Dues

Annual dues revenue consists of fixed contractual fees paid annually based on the number of RE/MAX agents. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the 12-month period to which it relates. Annual dues revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents.

The activity in the Company’s deferred revenue for annual dues is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Consolidated Balance Sheets, and consists of the following in aggregate (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Year Ended December 31, 2018	$15,297	$36,474	$(35,894)	$15,877

(a)	Revenue recognized related to the beginning balance was $14.0 million for the year ended December 31, 2018.
(b)

Broker Fees

Revenue from broker fees represents fees received from the Company’s RE/MAX franchised regions or franchise offices that are based on a percentage of RE/MAX agents’ gross commission income on home sale transactions. Revenue from broker fees is recognized as a sales-based royalty and recognized in the month when a home sale transaction occurs. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

Franchise Sales

Franchise sales is comprised of revenue from the sale or renewal of franchises. An initial fee is charged upon a franchise sale. Those initial fees are deemed to be a part of the license of symbolic intellectual property and are recognized as revenue over the contractual term of the franchise agreement, which is typically 5 years for RE/MAX and 7 years for Motto franchise agreements. The activity in the Company’s franchise sales deferred revenue accounts consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Year Ended December 31, 2018	$27,943	$8,732	$(9,115)	$27,560

(a)	Revenue recognized related to the beginning balance was $7.4 million for the year ended December 31, 2018.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at beginning of period	Expense recognized	Additions to contract cost for new activity	Balance at end of period
Year Ended December 31, 2018	$3,532	$(1,229)	$1,445	$3,748

Other Revenue

Other revenue is primarily revenue from preferred marketing arrangements and event-based revenue from training and other programs. Revenue from preferred marketing arrangements involves both flat fees paid in advance as well as revenue sharing, both of which are generally recognized over the period of the arrangement and are recorded net as the Company does not control the good or service provided. Event-based revenue is recognized when the event occurs and until then is included in “Deferred revenue”. Other revenue also includes revenue from booj’s operations for its external customers as booj continues to provide technology products and services, such as websites, mobile apps, reporting and site tools, to its existing customers at the date of acquisition.

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses primarily consist of personnel costs, including salaries, benefits, payroll taxes and other compensation expenses, professional fees, rent and related facility operations expense, as well as expenses for marketing, and expanding and supporting the Company’s franchise.

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

Accounts and Notes Receivable

Accounts receivable arising from monthly billings do not bear interest. The Company provides limited financing of certain franchise sales through the issuance of notes receivable that either bear interest at a rate of prime plus 2% or at a stated amount, which is fixed at the inception of the note with the associated interest recorded in “Interest income” in the accompanying Consolidated Statements of Income. Amounts collected on notes receivable are included in “Net cash provided by operating activities” in the accompanying Consolidated Statements of Cash Flows.

The Company records allowances against its accounts and notes receivable balances for estimated probable losses. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables and are included as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. The allowance for doubtful accounts and notes is based on historical experience, general economic conditions, and the attributes of specific accounts.

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

	Balance at beginning of period	Additions/charges to cost and expense for allowances for doubtful accounts	Deductions/write-offs	Balance at end of period
Year Ended December 31, 2018	$7,223	$2,257	$(1,500)	$7,980
Year Ended December 31, 2017, as adjusted*	6,458	1,109	(344)	7,223
Year Ended December 31, 2016, as adjusted*	5,406	1,195	(143)	6,458

*See Note 3, Revenue for more information.

Accumulated Other Comprehensive Income (Loss) and Foreign Currency Translation

Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with stockholders and is comprised of foreign currency translation adjustments.

As of December 31, 2018, the Company, directly and through its franchisees, conducted operations in over 110 countries and territories, including the U.S. and Canada. The functional currency for the Company’s domestic operations is the

U.S. dollar and for its Canadian subsidiary is the Canadian Dollar.

Assets and liabilities of the Canadian subsidiary are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of income and cash flows are translated at the average exchange rates in effect during the applicable period. Exchange rate fluctuations on translating consolidated foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a component of “Accumulated other comprehensive income,” and periodic changes are included in comprehensive income. When the Company sells a part or all of its investment in a foreign entity resulting in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, it releases any related cumulative translation adjustment into net income.

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

The Company also purchases and develops software for internal use. Software development costs and upgrade and enhancement costs incurred during the application development stage that result in additional functionality are capitalized. Costs incurred during the preliminary project and post-implementation-operation stages are expensed as incurred. Capitalized software costs are generally amortized over a term of three to five years. Purchased software licenses are amortized over their estimated useful lives.

In addition, the Company owns the principal trademarks, service marks and trade names that it uses in conjunction with operating its business. These intangible assets increase when the Company pays to file trademark applications in the U.S. and certain other jurisdictions globally. The Company’s trademarks are amortized on a straight-line basis over their estimated useful lives.

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from such asset. If not recoverable, the excess of the carrying amount of an asset over its estimated discounted cash flows would be charged to operations as an impairment loss. For each of the years ended December 31, 2018, 2017 and 2016, there were no material impairments indicated for such assets.

Goodwill

Goodwill is an asset representing the future economic benefits arising from the other assets acquired in a business combination that are not individually identified and separately recognized. The Company assesses goodwill for impairment at least annually or whenever an event occurs, or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results. The Company previously performed its required impairment testing annually on August 31. In 2018, the Company elected to change the date of its required annual impairment testing to October 1. This change in method of applying an accounting principal resulted in the Company performing two annual impairment tests in 2018, on August 31 and October 1. The Company elected to implement this change to better align with its budget and planning process.

The Company’s impairment assessment begins with a qualitative assessment to determine if it is more likely than not that a reporting unit’s fair value is less than the carrying amount. The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results as well as other factors which might indicate that the reporting unit’s value has declined since the last assessment date. If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the standard two-step quantitative impairment test is performed. The first step of the quantitative impairment test consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. If the first step of the quantitative impairment test indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists, and the second step of the quantitative impairment test is performed to measure the amount of goodwill impairment. Goodwill impairment exists when the estimated implied fair value of a reporting unit’s goodwill is less than its carrying value.

The Company did not record any goodwill impairments during the years ended December 31, 2018, 2017 and 2016.

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

Equity-Based Compensation

The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. All equity-based compensation is required to be measured at fair value on the grant date, is expensed over the requisite service, generally over a three-year period, and forfeitures are accounted for as they occur. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Refer to Note 13, Equity-Based Compensation for additional discussion regarding details of the Company’s equity-based compensation plans.

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

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in the software licensing arrangements under the internal-use software guidance. ASU 2018-15 also clarifies that any capitalized costs should not be recorded to “Depreciation and amortization” in the Consolidated Statements of Income for costs after adoption. ASU 2018-15 is effective for the Company beginning January 1, 2020 and provides for the alternative to adopt the ASU (a) prospectively only for new costs incurred after the adoption date or (b) by adjusting existing costs to comply with this standard, including the requirement to present the amortization of costs outside “Depreciation and amortization”. The Company plans to adopt this ASU prospectively to all new implementation costs incurred after adoption. Given this implementation approach, the adoption of the standard on January 1, 2020 will have no immediate impact.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which eliminates certain disclosure requirements for fair value measurements and requires new or modified disclosures. ASU 2018-13 is effective for the Company beginning January 1, 2020; early adoption is permitted. Certain changes are applied retrospectively to each period presented and others are to be applied either in the period of adoption or prospectively. The Company believes the amendments of ASU 2018-13 will not have a significant impact on the Company’s financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), which adjusts the classification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for the Company beginning January 1, 2019. The standard is to be applied either in the period of adoption or retrospectively to each period effected by the Tax Cuts and Jobs Act. The Company believes the amendments of ASU 2018-02 will not have a significant impact on the Company’s financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. ASU 2017-04 is effective for annual and interim impairment tests beginning January 1, 2020 for the Company and is required to be adopted using a prospective approach. Early adoption is allowed. The Company has not yet adopted ASU 2017-04.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities that arise from all leases on the consolidated balance sheets. ASU 2016-02 is required to be adopted by the Company on January 1, 2019. The Company plans to elect the transition package of three practical expedients permitted within the standard, which among other things, allows the carryforward of historical lease classifications. The Company will not retrospectively recast prior periods presented and will instead adjust assets and liabilities on January 1, 2019.

The Company has determined that the adoption of this standard will increase both “Total assets” and “Total liabilities” on the Consolidated Balance Sheets by approximately $54.0 million, primarily related to building leases. The Company does not expect any material change to the Consolidated Statements of Income in 2019.

3. Impacts of Adopting New Revenue Recognition

Changes in Revenue Recognition Policies

The Company adopted the new revenue standard (Topic 606) on January 1, 2018. The Company applied the new revenue standard retrospectively and has recast the 2017 and 2016 financial statements as though the new revenue standard had been applied in all periods presented. The adoption of the new guidance changed the timing of recognition of franchise sales and franchise renewal revenue and related commissions paid on franchise sales and renewals, as discussed below.

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

The following tables summarize the impacts of the new revenue standard adoption on the Company’s financial statements (in thousands, except per share information):

Consolidated Balance Sheet

	Impact of Changes in Accounting Policies
	As of December 31, 2017
	As previously reported	Adjustments	As adjusted
Accounts and notes receivable, current portion, net	$21,304	$(1,020)	$20,284
Income taxes receivable	870	93	963
Other current assets	6,924	1,050	7,974
Deferred tax assets, net	59,151	3,690	62,841
Other assets, net of current portion	1,563	2,460	4,023
Income taxes payable	133	(36)	97
Deferred revenue	18,918	6,350	25,268
Deferred revenue, net of current	—	20,228	20,228
Retained earnings	16,027	(7,627)	8,400
Accumulated other comprehensive income, net of tax	515	(56)	459
Non-controlling interest	398,348	12,586	410,934

Consolidated Statement of Income

	Impact of Changes in Accounting Policies
	Year Ended December 31, 2017
	As previously reported	Adjustments	As adjusted
Franchise sales and other revenue	$24,667	$(2,215)	$22,452
Selling, operating and administrative expenses	107,268	(322)	106,946
Provision for income taxes (a)	55,576	1,471	57,047
Net income (a)	35,179	(3,364)	31,815
Net income attributable to non-controlling interest	22,364	(787)	21,577
Net income attributable to RE/MAX Holdings, Inc.	12,815	(2,577)	10,238
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock:
Basic	0.72	(0.14)	0.58
Diluted	0.72	(0.14)	0.58

(a)	Includes an adjustment in 2017 to the deferred tax asset arising from deferred revenue under Topic 606 due to the drop in the U.S. tax rates from 35% to 21% under the Tax Cuts and Jobs Act.

	Impact of Changes in Accounting Policies
	Year Ended December 31, 2016
	As previously reported	Adjustments	As adjusted
Franchise sales and other revenue	$25,131	$(660)	$24,471
Selling, operating and administrative expenses	88,213	(176)	88,037
Provision for income taxes	15,273	(106)	15,167
Net income	47,226	(378)	46,848
Net income attributable to non-controlling interest	24,830	(203)	24,627
Net income attributable to RE/MAX Holdings, Inc.	22,396	(175)	22,221
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock:
Basic	1.27	(0.01)	1.26
Diluted	1.27	(0.01)	1.26

Consolidated Statement of Comprehensive Income

	Impact of Changes in Accounting Policies
	Year Ended December 31, 2017
	As previously reported	Adjustments	As adjusted
Net income	$35,179	$(3,364)	$31,815
Change in cumulative translation adjustment	1,074	(37)	1,037
Comprehensive income	36,253	(3,401)	32,852
Comprehensive income attributable to non-controlling interest	22,895	(787)	22,108
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	13,358	(2,614)	10,744

	Impact of Changes in Accounting Policies
	Year Ended December 31, 2016
	As previously reported	Adjustments	As adjusted
Net income	$47,226	$(378)	$46,848
Change in cumulative translation adjustment	165	(19)	146
Comprehensive income	47,391	(397)	46,994
Comprehensive income attributable to non-controlling interest	24,918	(203)	24,715
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	22,473	(194)	22,279

Consolidated Statement of Cash Flows

	Impact of Changes in Accounting Policies
	Year Ended December 31, 2017
	As previously reported	Adjustments	As adjusted
Net income	$35,179	$(3,364)	$31,815
Deferred income tax expense	46,494	1,471	47,965
Accounts and notes receivable, current portion	(2,924)	99	(2,825)
Other current and noncurrent assets	(2,414)	(310)	(2,724)
Other current and noncurrent liabilities	1,583	1,232	2,815
Deferred revenue and deposits, current portion	2,610	872	3,482

	Impact of Changes in Accounting Policies
	Year Ended December 31, 2016
	As previously reported	Adjustments	As adjusted
Net income	$47,226	$(378)	$46,848
Deferred income tax expense	3,473	(106)	3,367
Other current and noncurrent assets	362	(176)	186
Other current and noncurrent liabilities	(2,616)	660	(1,956)

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
		2017	2016
	2018	As adjusted*	As adjusted*
U.S.	$170,496	$160,537	$145,488
Canada	23,771	23,189	22,071
Global	10,237	9,431	8,079
Total RE/MAX Franchising	204,504	193,157	175,638
Other	8,122	557	4
Total	$212,626	$193,714	$175,642

*See above within Note 3, Revenue for more information.

In the following table, segment revenue is disaggregated by Company-owned or Independent Regions in the U.S. and Canada for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
		2017	2016
	2018	As adjusted*	As adjusted*
Company-owned Regions	$133,925	$125,092	$103,756
Independent Regions	46,289	44,799	47,498
Global and Other	24,290	23,266	24,384
Total RE/MAX Franchising	204,504	193,157	175,638
Other	8,122	557	4
Total	$212,626	$193,714	$175,642

*See above within Note 3, Revenue for more information.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Annual dues	$15,877	$—	$—	$—	$—	$—	$15,877
Franchise sales	7,415	6,116	4,706	3,171	1,652	4,500	27,560
Total	$23,292	$6,116	$4,706	$3,171	$1,652	$4,500	$43,437

Using the transition requirements of the new standard, the Company has elected not to disclose the amount of the transaction price allocated to the remaining performance obligations or when the Company expects to recognize that amount as revenue for the years ended December 31, 2017 and 2016.

4. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

d

	As of December 31,
	2018		2017
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	41.43%	12,559,600	41.51%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,754,416	58.57%	17,696,991	58.49%
Total common units in RMCO	30,314,016	100.00%	30,256,591	100.00%

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

	Year Ended December 31,
				2017			2016
	2018			As adjusted*			As adjusted*
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO (a)	58.55%	41.45%	100.00%	58.48%	41.52%	100.00%	58.40%	41.60%	100.00%
Income before provision for income taxes	$41,238	$24,926	$66,164	$65,493	$23,369	$88,862	$36,165	$25,850	$62,015
Provision for income taxes (b)(c)	(14,194)	(1,605)	(15,799)	(55,255)	(1,792)	(57,047)	(13,944)	(1,223)	(15,167)
Net income	$27,044	$23,321	$50,365	$10,238	$21,577	$31,815	$22,221	$24,627	$46,848

*See Note 3, Revenue for more information.

(a)

The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to (a) certain relatively insignificant expenses and (b) the significant gain on reduction in TRA liability in 2018 and 2017 attributable only to RE/MAX Holdings. See Note 12, Income Taxes for additional information.

(b)

The provision for income taxes attributable to RE/MAX Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO. It also includes RE/MAX Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, related primarily to tax liabilities in certain foreign jurisdictions. In 2018 and 2017, the provision for income taxes attributable to RE/MAX Holdings also includes a significant decrease in the value of deferred tax assets. See Note 12, Income Taxes for additional information.

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

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
Tax and other distributions	$4,511	$8,217
Dividend distributions	10,048	9,043
Total distributions to non-controlling unitholders	$14,559	$17,260

On February 20, 2019, the Company declared a distribution to non-controlling unitholders of $2.6 million, which is payable on March 20, 2019.

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

When RE/MAX Holdings acquired common units in RMCO, it received a step-up in tax basis on the underlying assets held by RMCO. The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired. The majority of the step-up in basis relates to intangibles assets, primarily franchise agreements and goodwill, and the step-up is often substantial. These assets are amortizable under IRS rules and result in deductions on the Company’s tax return for many years and consequently, RE/MAX Holdings receives a future tax benefit. These future benefits are reflected within deferred tax assets of approximately $53.7 million on the Company’s consolidated balance sheets as of December 31, 2018.

If RE/MAX Holdings acquires additional common units of RMCO from RIHI, the percentage of RE/MAX Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur.

In connection with the initial sale of RMCO common units in October 2013, RE/MAX Holdings entered into Tax Receivable Agreements (“TRAs”) which require that RE/MAX Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. The TRA holders as of December 31, 2018 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. As of December 31, 2018, this liability was $40.8 million and was recorded within “Current portion of payable pursuant to tax receivable agreements” and “Payable pursuant to tax receivable agreement” in the Consolidated Balance Sheets. Similar to the deferred tax assets, the TRA liabilities would increase if RE/MAX Holdings acquires additional common units of RMCO from RIHI.

Both deferred tax assets and TRA liability were substantially reduced by the Tax Cuts and Jobs Act enacted in December 2017. The reduction in the corporate tax rate from 35% to 21% resulted in comparable reductions in both the deferred tax asset amounts and the TRA liabilities. The deferred tax assets and TRA liabilities were further reduced in 2018 as a result of the foreign tax provisions contained in the Tax Cuts and Jobs Act. See Note 12, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act.

5. Earnings Per Share and Dividends

Earnings Per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive effect of time-based restricted stock units. The dilutive effect of performance-based restricted stock units are measured using the guidance for contingently issuable shares.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended December 31,
		2017	2016
	2018	As adjusted*	As adjusted*
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$27,044	$10,238	$22,221
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,737,649	17,688,533	17,628,741
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,737,649	17,688,533	17,628,741
Add dilutive effect of the following:
Stock options	—	—	5,059
Restricted stock units	29,850	43,267	43,968
Weighted average shares of Class A common stock outstanding, diluted	17,767,499	17,731,800	17,677,768
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$1.52	$0.58	$1.26
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$1.52	$0.58	$1.26

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

Dividends

Dividends declared and paid quarterly per share on all outstanding shares of Class A common stock were as follows (in thousands, except share and per share information):

	Year Ended December 31,
	2018		2017		2016
	Date paid	Per share	Date paid	Per share	Date paid	Per share
Dividend declared during quarter ended:
March 31	March 21, 2018	$0.20	March 22, 2017	$0.18	March 23, 2016	$0.15
June 30	May 30, 2018	0.20	May 31, 2017	0.18	June 2, 2016	0.15
September 30	August 29, 2018	0.20	August 30, 2017	0.18	August 31, 2016	0.15
December 31	November 28, 2018	0.20	November 29, 2017	0.18	December 1, 2016	0.15
		$0.80		$0.72		$0.60

On February 20, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.21 per share on all outstanding shares of Class A common stock, which is payable on March 20, 2019 to stockholders of record at the close of business on March 6, 2019.

6. Acquisitions

Booj, LLC

On February 26, 2018, RE/MAX, LLC acquired all membership interests in booj using $26.3 million in cash generated from operations, plus up to approximately $10.0 million in equity-based compensation to be earned over time, which will be accounted for as compensation expense in the future (see Note 13, Equity-Based Compensation for additional information). RE/MAX, LLC acquired booj to deliver core technology solutions designed for and with RE/MAX affiliates.

The following table summarizes the Company’s allocation of the purchase price to the fair value of assets acquired and liabilities assumed (in thousands):

booj
Cash	$362
Other current assets	367
Property and equipment	625
Software	7,400
Trademarks	500
Non-compete agreement	1,200
Customer relationships	800
Other intangible assets	1,589
Other assets, net of current portion	336
Total assets acquired, excluding goodwill	13,179
Current portion of debt	(606)
Other current liabilities	(557)
Debt, net of current portion	(805)
Total liabilities assumed	(1,968)
Goodwill	15,039
Total purchase price	$26,250
Acquisition-related costs	$846
Revenue since acquisition date	$5,586

The Company finalized its accounting for the acquisition of booj during the year ended December 31, 2018. Booj constitutes a business and was accounted for using the fair value acquisition method. The total purchase price was allocated to the assets acquired based on their estimated fair values. The largest intangible assets acquired were valued using an income approach which utilizes Level 3 inputs and are being amortized over a weighted-average useful life using the straight-line method. The excess of the total purchase price over the fair value of the identifiable assets acquired was recorded as goodwill. The goodwill is attributable to expected synergies and projected long-term revenue growth for the RE/MAX network. All of the goodwill recognized is tax deductible.

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

The Company funded RE/MAX of Georgia, Inc., RE/MAX of Kentucky/Tennessee, Inc., and RE/MAX of Southern Ohio, Inc. (collectively “RE/MAX Regional Services”) by refinancing its 2013 Senior Secured Credit Facility (See Note 10, Debt) and using cash from operations. The Company used cash generated from operations to fund all other Independent Region acquisitions.

	RE/MAX of Northern Illinois, Inc.	RE/MAX Regional Services	RE/MAX of New Jersey, Inc.	RE/MAX of Alaska, Inc.	RE/MAX of New York, Inc.
Acquisition date	November 15, 2017	December 15, 2016	December 1, 2016	April 1, 2016	February 22, 2016
Cash consideration (in thousands)	$ 35,720	$ 50,400	$ 45,000	$ 1,500	$ 8,500
Status of accounting for the business combination	Final as of December 31, 2018 (a)	Final as of December 31, 2017	Final as of December 31, 2017	Final as of December 31, 2016	Final as of December 31, 2016

(a)

In finalizing the accounting for this acquisition, adjustments were made during the year ended December 31, 2018 to the Consolidated Balance Sheet to decrease “Franchise agreements, net” by $0.7 million with a corresponding increase to “Goodwill”.

The franchise agreements acquired were valued using an income approach which utilizes Level 3 inputs and are being amortized over a weighted-average useful life using the straight-line method.

Full House Mortgage Connection, Inc.

Motto Franchising, LLC (“Motto Franchising”), a wholly-owned subsidiary of RE/MAX, LLC, was formed and developed to franchise mortgage brokerages. On September 12, 2016, Motto Franchising acquired certain assets of Full House Mortgage Connection, Inc. (“Full House”), a franchisor of mortgage brokerages that created concepts used to develop Motto, for initial cash consideration of $8.0 million. Motto Franchising, as a franchisor, grants each franchisee a license to use the Motto Mortgage brand, trademark, promotional and operating materials and concepts. The Company used cash generated from operations to initially fund the acquisition. Additional cash consideration may be required based on future revenues generated. The contingent purchase consideration and its subsequent valuation is more fully described in Note 11, Fair Value Measurements.

The following table summarizes the estimated consideration transferred at the acquisition (in thousands):

Cash consideration	$8,000
Contingent purchase consideration (note 11)	6,300
Total purchase price	$14,300

The following table summarizes the allocation of the purchase price to the fair value of assets acquired for the acquisitions occurring in 2017 and 2016 (in thousands):

	RE/MAX of Northern Illinois	RE/MAX Regional Services	RE/MAX of New Jersey	Full House	RE/MAX of Alaska	RE/MAX of New York	Total
Cash and cash equivalents	$-	$-	$335	$-	$-	$131	$466
Franchise agreements	22,800	30,700	29,700	-	529	5,000	88,729
Non-compete agreement	-	-	-	2,500	-	-	2,500
Other assets	-	-	-	-	-	340	340
Goodwill	12,920	19,700	15,300	11,800	971	3,029	63,720
Other liabilities	-	-	(335)	-	-	-	(335)
Total purchase price	$35,720	$50,400	$45,000	$14,300	$1,500	$8,500	$155,420

Each of these constitute a business and were accounted for using the fair value acquisition method. The total purchase price for all acquisitions was allocated to the assets acquired based on their estimated fair values. The largest intangible assets acquired were valued using an income approach which utilizes Level 3 inputs and are being amortized over a weighted-average useful life using the straight-line method. The excess of the total purchase price over the estimated fair value of the identifiable assets acquired was recorded as goodwill. The goodwill recognized for all acquisitions is attributable to expected synergies and projected long-term revenue growth. All of the goodwill recognized is tax deductible.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of booj had occurred on January 1, 2017, the acquisition of RE/MAX of Northern Illinois had occurred on January 1, 2016 and the acquisitions of RE/MAX Regional Services, RE/MAX of New Jersey, RE/MAX of Alaska and RE/MAX of New York had occurred on January 1, 2015. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results, including additional amortization expense associated with the valuation of the acquired franchise agreements. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Total revenue	$213,892	$205,059	$192,734
Net income attributable to RE/MAX Holdings, Inc. (a)	$26,352	$7,628	$24,929
Basic earnings per common share	$1.49	$0.43	$1.41
Diluted earnings per common share	$1.48	$0.43	$1.41

7. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable Life	2018	2017
Leasehold improvements	Shorter of estimated useful life or life of lease	$3,278	$3,227
Office furniture, fixtures and equipment	2 - 10 years	14,392	12,004
Total property and equipment		17,670	15,231
Less accumulated depreciation		(13,280)	(12,326)
Total property and equipment, net		$4,390	$2,905

Depreciation expense was $1.2 million, $0.9 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

8. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of December 31, 2018			As of December 31, 2017
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$180,867	$(77,710)	$103,157	$181,567	$(62,218)	$119,349
Other intangible assets:
Software (a)	4.4	$20,579	$(5,802)	$14,777	$13,762	$(8,111)	$5,651
Trademarks	9.3	1,857	(839)	1,018	1,539	(902)	637
Non-compete	7.7	3,700	(896)	2,804	2,500	(312)	2,188
Training materials	5.0	2,350	(157)	2,193	—	—	—
Other (b)	11.9	2,389	(216)	2,173	—	—	—
Total other intangible assets	5.8	$30,875	$(7,910)	$22,965	$17,801	$(9,325)	$8,476

(a)

As of December 31, 2018, and December 31, 2017, capitalized software development costs of $4.5 million and $0.6 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

(b)

“Other” consists of customer relationships and a favorable market lease, both obtained in connection with the acquisition of booj. The favorable market lease is amortized as additional rent expense through “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income over the remaining term of the lease.

Amortization expense was $19.5 million, $19.6 million and $15.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the estimated future amortization expense for the next five years related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the acquisition of booj and is as follows (in thousands):

Year ending December 31:
2019	$20,524
2020	20,591
2021	19,820
2022	16,967
2023	13,799
$91,701

The following table presents changes to goodwill for the period from January 1, 2017 to December 31, 2018 (in thousands):

	RE/MAX Franchising	Other	Total
Balance, January 1, 2017	$114,833	$11,800	$126,633
Goodwill recognized related to acquisitions	12,220	—	12,220
Adjustments to acquisition accounting during the measurement period	(3,865)	—	(3,865)
Effect of changes in foreign currency exchange rates	225	—	225
Balance, December 31, 2017	123,413	11,800	135,213
Goodwill recognized related to current year acquisitions (a)	15,039	—	15,039
Adjustments to acquisition accounting during the measurement period	700	—	700
Effect of changes in foreign currency exchange rates	(268)	—	(268)
Balance, December 31, 2018	$138,884	$11,800	$150,684

(a)

The purpose of the booj acquisition is to develop and deliver core technology solutions designed for and with RE/MAX franchisees and agents. As such, the Company allocated the goodwill arising from this acquisition to RE/MAX Franchising. See Note 6, Acquisitions for additional information.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2018	2017
Accrued payroll and related employee costs	$6,517	$3,874
Accrued taxes	1,480	1,635
Accrued professional fees	2,010	2,339
Other (a)	3,136	7,542
	$13,143	$15,390

(a)

Other accrued liabilities as of December 31, 2017 include a $4.5 million payable in connection with the February 13, 2018 settlement, and subsequent payment, resulting from the litigation matter concerning the Company’s 2013 acquisition of the net assets of Tails, Inc. (“Tails”), as discussed in Note 15, Commitments and Contingencies.

10. Debt

Debt, net of current portion, consists of the following (in thousands):

	As of December 31,
	2018	2017
2016 Senior Secured Credit Facility	$229,713	$232,063
Other long-term financing (a)	635	—
Less unamortized debt issuance costs	(1,481)	(1,780)
Less unamortized debt discount costs	(1,080)	(1,297)
Less current portion (a)	(2,622)	(2,350)
	$225,165	$226,636

(a)	Includes financing assumed with the acquisition of booj. As of December 31, 2018, the carrying value of this financing approximates the fair value.

Maturities of debt are as follows (in thousands):

Year Ending December 31:
2019	$2,622
2020	2,712
2021	2,350
2022	2,350
2023	220,314
$230,348

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

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) LIBOR provided LIBOR shall be no less than 0.75% plus an applicable margin of 2.75% and, provided further, that LIBOR shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “Eurodollar Rate”) or (b) the greatest of (i) JPMorgan Chase Bank N.A.’s prime rate, (ii) the NYFRB Rate (as defined in the 2016 Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1%, (such greatest rate, the “ABR”) plus, in each case, the applicable margin. The applicable margin for ABR loans is 1.75%.

The 2013 Senior Secured Credit Facility required RE/MAX, LLC to repay term loans with 50% of excess cash flow at the end of the applicable year if its total leverage ratio as defined therein was in excess of 2.50:1.00, with such percentage decreasing as RE/MAX, LLC’s leverage ratio decreased. Under the 2013 Senior Secured Credit Facility, the Company was required to make principal payments out of excess cash flow, as well as from the proceeds of certain asset sales, proceeds from the issuance of indebtedness and from insurance recoveries. The Company made an excess cash flow prepayment of $12.7 million during the year ended December 31, 2016.

The 2016 Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the 2016 Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50.0% of excess cash flow at the end of the applicable fiscal year if RE/MAX, LLC’s total leverage ratio as defined in the 2016 Senior Secured Credit Facility is in excess of 3.25:1.00, with such percentage decreasing to zero as RE/MAX, LLC’s leverage ratio decreases below 2.75 to 1.0. The Company’s total leverage ratio was less than 2.75 to 1.0 as of December 31, 2018, and as a result, the Company does not expect to make an excess cash flow principal prepayment within the next 12-month period. The Company may make optional prepayments on the term loan facility at any time without penalty; however, no such optional prepayments were made during the year ended December 31, 2018.

Whenever amounts are drawn under the revolving line of credit, the 2016 Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit. As of December 31, 2018, no amounts were drawn on the revolving line of credit. The Company received certain limited waivers and extensions related to its obligation to deliver timely financial information for the year ended December 31, 2017.

11. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Quoted prices for identical instruments in active markets.
•

Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations, in which all significant inputs are observable in active markets. The fair value of the Company’s debt reflects a Level 2 measurement and was estimated based on quoted prices for the Company’s debt instruments in an inactive market.

•

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Level 3 liabilities that are measured at fair value on a recurring basis consist of the Company’s contingent consideration related to the acquisition of Full House.

A summary of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 is as follows (in thousands):

	As of December 31, 2018				As of December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$5,070	$-	$-	$5,070	$6,580	$-	$-	$6,580

The Company is required to pay additional purchase consideration totaling eight percent of gross receipts collected by Motto each year (the “Revenue Share Year”) beginning after September 30, 2017 and continuing through September 30, 2026, with no limitation as to the maximum payout. The annual payment to the former owner of Full House is required to be made within 120 days of the end of each Revenue Share Year. Each Revenue Share Year ends September 30. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay Full House with respect to the acquired business. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive related to assumed franchise sales count for which the forecast assumes between 50 and 80 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales would decrease the liability by $0.3 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.3 million. The Company measures this liability each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

The table below presents a reconciliation of the contingent consideration from January 1, 2017 to December 31, 2018 (in thousands):

Balance at January 1, 2017	$6,400
Fair value adjustments	180
Balance at December 31, 2017	6,580
Fair value adjustments (a)	(1,289)
Cash payments (b)	(221)
Balance at December 31, 2018	$5,070

(a)	Fair value adjustments relate to realignment of future franchise sales assumptions to more closely reflect historical sales trends from inception to date.
(b)	Cash payments include payments for Revenue Share Year 1 and Revenue Share Year 2 due to timing of payments.

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the year ended December 31, 2018.

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility as of December 31, 2018 and 2017 (in thousands):

	As of December 31,
	2018		2017
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$227,152	$221,673	$228,986	$232,933

12. Income Taxes

“Income before provision for income taxes” as shown in the accompanying Consolidated Statements of Income is comprised of the following (in thousands):

	Year Ended December 31,
		2017	2016
	2018	As Adjusted*	As Adjusted*
Domestic	$52,798	$77,346	$50,145
Foreign	13,366	11,516	11,870
Total	$66,164	$88,862	$62,015

*See Note 3, Revenue for more information.

Components of the “Provision for income taxes” in the accompanying Consolidated Statements of Income consist of the following (in thousands):

	Year Ended December 31,
		2017	2016
	2018	As Adjusted*	As Adjusted*
Current
Federal	$1,730	$3,568	$8,002
Foreign	3,818	4,345	2,855
State and local	699	1,169	943
Total current expense	6,247	9,082	11,800
Deferred expense
Federal	8,829	47,073	2,992
Foreign	12	323	137
State and local	711	569	238
Total deferred expense	9,552	47,965	3,367
Provision for income taxes	$15,799	$57,047	$15,167

*See Note 3, Revenue for more information.

The provision for income taxes attributable to RE/MAX Holdings includes all U.S. federal and state income taxes on RE/MAX Holdings’ proportionate share of RMCO’s net income. The provision for income taxes attributable to entities other than RE/MAX Holdings represents taxes imposed directly on RMCO and its subsidiaries, primarily foreign taxes that are allocated to the non-controlling interest.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
		2017	2016
	2018	As Adjusted*	As Adjusted*
U.S. statutory tax rate	21.0%	35.0%	35.0%
Increase due to state and local taxes, net of federal benefit	3.1	2.6	2.6
Non-creditable foreign taxes	1.2	-	-
Foreign derived intangible income deduction	(1.3)	-	-
Income attributable to non-controlling interests	(7.3)	(12.5)	(14.1)
Other	(0.8)	(0.8)	1.0
Subtotal	15.9	24.3	24.5
Impact of TRA adjustment on NCI (a)	0.7	4.5	-
Effect of permanent difference - TRA adjustment (b)	(2.2)	(13.6)	-
Tax Reform Rate Change (c)	-	49.0	-
Valuation allowance recognized on tax basis step-ups	9.5	-
	23.9%	64.2%	24.5%

*See Note 3, Revenue for more information.

(a)	Reflects additional impact of non-controlling interest adjustment being on a larger base of income that includes the gain on reduction in TRA liability.
(b)	Reflects the impact of gain on TRA liability reduction, which is not taxable.
(c)	Reflects reduction in deferred tax assets and resulting increase in deferred tax expense due to U.S. Federal rate declining from 35% to 21%.

In December 2017, the Tax Cut and Jobs Act (the “TCJA”) was enacted, which included a significant reduction in the U.S. corporate income tax rate from 35% to 21% along with several changes to taxation of foreign derived income. In 2017, the Company recorded a $42.8 million charge to “Provision for income taxes” in the accompanying Consolidated Statements of Income for the reduction in the value of its deferred tax assets related to this tax rate change (reflected in the rate reconciliation table above as a 49.0% adjustment in 2017). Correspondingly, the TRA liabilities were reduced because of the rate change, resulting in a benefit to operating income of $32.7 million. The net effect of these two adjustments was a reduction to 2017 net income of $10.1 million. When the aforementioned adjustments were recorded in 2017, the Company was still evaluating several aspects of the TCJA, most notably around foreign derived income.

In 2018, the Company completed its evaluation of the impacts to its foreign derived income, particularly the tax credits received for foreign taxes and deductions allowed under the newly created foreign-derived intangible income deduction. The SEC staff issued Staff Accounting Bulletin 118, which provided all companies through December of 2018 to finalize provisional estimates of the impacts of the TCJA.

Starting with tax year 2018, the Company has foreign tax credit limitation due to the U.S. federal tax rate being lower than many foreign jurisdictions, particularly Canada. Certain of the tax basis step-ups, described in Note 4, Non-controlling interest, are related to intangible assets from the Company’s Western Canada operations. The deductions expected to be taken from these tax basis step-ups are no longer expected to be realized by the Company due to now being subject to a foreign tax credit limitation. As a result, the Company recognized a $6.3 million valuation allowance against the related deferred tax assets and an increase in “Provision for income taxes” in the accompanying Consolidated Statements of Income (reflected in the rate reconciliation table above as a 9.5% adjustment in 2018). The loss in value of the step-up, along with other less significant changes, also reduced the value of the TRA liabilities, resulting in a $6.1 benefit to operating income. The net impact of these items was insignificant to net income. In addition, the Company is now limited on the amount of foreign tax credit that can be claimed in its U.S. return.

The Company will continue to evaluate tax planning opportunities as well as monitor any changes that might be contained in the final regulations related to foreign derived income. Such final regulations are expected in 2019.

Income taxes receivable, net were $0.3 million and $0.9 million at December 31, 2018 and 2017, respectively.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets.

These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
		2017
	2018	As Adjusted*
Long-term deferred tax assets
Goodwill, other intangibles and other assets	$48,427	$52,385
Imputed interest deduction pursuant to tax receivable agreements	2,719	3,052
Rent liabilities	1,845	1,878
Compensation and benefits	2,131	526
Allowance for doubtful accounts	944	834
Motto contingent liability	748	929
Deferred revenue	3,939	3,914
Foreign tax credit carryforward	1,259	—
Other	1,281	663
Total long-term deferred tax assets	63,293	64,181
Valuation allowance (a)	(7,051)	—
Total long-term deferred tax assets, net of valuation allowance	56,242	64,181
Long-term deferred tax liabilities
Property and equipment and other long-lived assets	(2,944)	(1,491)
Total long-term deferred tax liabilities	(2,944)	(1,491)
Net long-term deferred tax assets	53,298	62,690
Total deferred tax assets and liabilities	$53,298	$62,690

*See Note 3, Revenue for more information.

(a)	Includes a valuation allowance on deferred tax assets for goodwill and intangibles in the Company’s Western Canada operations, as well as foreign tax credit carryforwards.

As of December 31, 2018, the Company generated $1.3 million in unutilized foreign tax credits. These credits may be carried back one year and carried forward for 10 years until utilized. This amount is included in the valuation allowance as of December 31, 2018.

Net deferred tax assets are recorded related to differences between the financial reporting basis and the tax basis of RE/MAX Holdings’ proportionate share of the net assets of RMCO. Based on the Company’s historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determines whether the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income. If not expected to be realized, a valuation allowance is recognized to offset the deferred tax asset.

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any material adjustments or recognize interest expense for uncertain tax positions for the years ended December 31, 2018, 2017 and 2016. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the “Provision for income taxes” in the accompanying Consolidated Statements of Income.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. RE/MAX Holdings will file its 2018 income tax returns by October 15, 2019. RMCO is not subject to domestic federal income taxes as it is a flow-through entity; however, RMCO is still required to file an annual U.S. Return of Partnership Income. With respect to state and local jurisdictions and countries outside of the U.S., the Company and its subsidiaries are typically subject to examination for three to four years after the income tax returns have been filed. As such, income tax returns filed since 2014 are subject to examination.

13. Equity-Based Compensation

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

Employee stock-based compensation expense under the Company’s 2013 Incentive Plan, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Expense from Time-based RSUs	$5,110	$2,523	$2,330
Expense from Performance-based RSUs	4,066	377	-
Equity-based compensation expense	9,176	2,900	2,330
Tax benefit from equity-based compensation	(1,297)	(637)	(511)
Excess tax benefit from equity-based compensation	(145)	(324)	(261)
Net compensation cost	$7,734	$1,939	$1,558

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

The following table summarizes equity-based compensation activity related to time-based RSUs for the year ended December 31, 2018:

	Time-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2018	105,862	$41.67
Granted	271,941	$53.04
Shares vested (including tax withholding)(a)	(70,650)	$41.50
Forfeited	(8,543)	$44.82
Balance, December 31, 2018	298,610	$51.97

(a)

Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

The following table summarizes information about our RSU grants during the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
Weighted average grant date fair value per RSU granted	$53.04	$55.45	$33.24

At December 31, 2018, there was $11.1 million of total unrecognized time-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.65 years for time-based restricted stock units.

Performance-based Restricted Stock Units

Performance-based RSUs granted to employees, other than booj employees and former owners in connection with the acquisition, are stock-based awards in which the number of shares ultimately received depends on the Company’s achievement of a specified revenue target as well as the Company’s total shareholder return (“TSR”) relative to a peer company index over a three-year performance period. If threshold vesting conditions are not met, no shares will vest.  If threshold vesting conditions are met, the number of shares that could be issued range from 0% to 150% of the participant’s target award. Performance-based RSUs are valued on the date of grant using a Monte Carlo simulation for the TSR element of the award. The Company’s expense will be adjusted based on the estimated achievement of revenue versus target. Earned performance-based RSUs cliff-vest at the end of the three-year performance period. Compensation expense is recognized on a straight-line basis over the vesting period based on the Company’s estimated performance, with cumulative to-date adjustments made when revenue performance expectations change.

Performance-based RSUs granted to booj employees and former owners in connection with the acquisition are stock-based awards in which the number of shares ultimately received depends on the achievement of certain technology milestones set forth in the related purchase agreement. The number of shares that could be issued range from 0% to 100% of the participant’s target award. The awards were valued using the Company’s closing stock price on the date of grant. The Company’s expense will be adjusted based on the estimated achievement of the milestones. Earned performance-based RSUs vest May 31, 2019 and November 1, 2019 to the extent the corresponding milestones are achieved and provided the participant is still an employee of the Company at the time of vesting. Compensation expense is recognized on a straight-line basis over the vesting period based on the Company’s estimated performance.

The following table summarizes equity-based compensation activity related to performance-based RSUs for year ended December 31, 2018:

	Performance-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2018	31,831	$57.88
Granted (a)	156,694	$55.38
Shares vested	(2,811)	$56.59
Forfeited	(6,099)	$57.06
Balance, December 31, 2018	179,615	$55.75

(a)	Represents the total participant target award.

At December 31, 2018, there was $4.9 million of total unrecognized performance-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.22 years for performance-based RSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 2,285,200 additional shares available for the Company to grant under the 2013 Incentive Plan as of December 31, 2018.

14. Leadership Changes and the New Service Model

On February 9, 2018, the Company announced the retirement of the Company’s President. The Company entered into a Separation Agreement with the President, and pursuant to the terms of this agreement, the Company incurred a total cost of $1.8 million which was recorded to “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income during the year ended December 31, 2018, which will be paid over a 39-month period.

In addition, the Company announced a new service model in early 2019 designed to deliver more value to franchisees, as well as support franchisee growth and professional development (the “New Service Model”). In connection with the New Service Model, the Company will incur a total of approximately $2.1 million in expenses related to severance and outplacement services provided to certain former employees of the Company, of which $1.4 million in expense was recognized during the year ended December 31, 2018. These expenses are included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Income. All of the above costs were attributable to the RE/MAX Franchising reportable segment.

15. Commitments and Contingencies

Commitments

The Company leases offices and equipment under noncancelable leases, subject to certain provisions for renewal options and escalation clauses. Future minimum payments (including those allocated to an affiliate) under these leases and commitments, net of payments under sublease agreements, are as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
2019	$9,402	$(1,087)	$8,315
2020	9,601	(873)	8,728
2021	9,341	(775)	8,566
2022	9,011	(804)	8,207
2023	9,169	(827)	8,342
Thereafter	43,556	(1,382)	42,174
	$90,080	$(5,748)	$84,332

Minimum rent payments under noncancelable operating leases are recognized on a straight-line basis over the terms of the leases. Rent expense, excluding amounts related to gain or loss on sublease, was $7.7 million, $7.8 million and $7.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, net of amounts recorded under sublease agreements of $1.3 million, $1.0 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company leases its corporate headquarters office building (the “Master Lease”) under a lease expiring April 2028. The Company may, at its option, extend the Master Lease for two renewal periods of 10 years. Under the terms of the Master Lease, the Company pays an annual base rent, which escalates 3% each year. The Company pays for operating expenses in connection with the ownership, maintenance, operation, upkeep and repair of the leased space. The Company may assign or sublet an interest in the Master Lease only with the approval of the landlord.

There were no new subleases during the year ended December 31, 2018; however, the following subleases resulted in a gain (loss) on sublease during the year ended December 31, 2017:

Execution Date	End Date	2017 Gain (Loss) on Sublease (In millions)
May 2017	April 2028	$(0.2)
August 2017	January 2025	(3.7)
September 2017 (a)	August 2024	0.3
		$(3.6)

(a)

During the year ended December 31, 2013 the Company entered into a sublease agreement with a tenant and recognized a loss related to the subleased office space of $1.2 million. In September 2017 the Company amended this sublease agreement and the existing liability was reduced, resulting in a net gain of $0.3 million during the year ended December 31, 2017.

As of December 31, 2018, and 2017, the liability related to the aforementioned sublease agreements was approximately $2.4 million and $3.9 million, respectively, and is included in “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

Additionally, the Company acquired an office lease in connection with the acquisition of booj. Future lease payments related to the booj office lease are approximately $0.2 million per year for the next five years with payments thereafter totaling approximately $2.0 million.

Contingencies

In connection with the Purchase of Full House, as described in Note 6, Acquisitions the Company entered into an arrangement to pay additional purchase consideration based on Motto’s future gross revenues, excluding certain fees, for each year beginning October 1, 2017 through September 30, 2026. As of December 31, 2018, this liability was estimated to be $5.1 million.

In connection with the sale of the assets and liabilities related to the Company’s previously owned brokerages, the Company entered into three Assignment and Assumption of Leases Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments through July 2021 under the respective lease agreements and accordingly, as of December 31, 2018, the Company has outstanding lease guarantees of $2.0 million. This amount represents the maximum potential amount of future payments under the respective lease guarantees.

In addition, the Company maintains a self-insurance program for health benefits. As of December 31, 2018, and 2017, the Company recorded a liability of $0.3 million and $0.4 million, respectively, related to this program.

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

On October 7, 2013, RE/MAX Holdings acquired the net assets, excluding cash, of Tails for consideration paid of $20.2 million. Following earlier litigation that was dismissed, several shareholders of Tails filed a complaint entitled Robert B. Fisher, Carla L. Fisher, Bradley G. Rhodes and James D. Schwartz v. Gail Liniger, Dave Liniger, Bruce Benham, RE/MAX Holdings, Inc. and Tails Holdco, Inc. in Denver District Court ("Tails II"). On February 13, 2018, the parties signed a formal Settlement Agreement and Mutual General Release resulting in the Company recording a charge of $2.6 million in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income during the year ended December 31, 2017. In February 2018, the Company received $1.9 million from its insurance carriers as reimbursement of attorneys’ fees and a portion of the settlement and paid $4.5 million to satisfy the terms of the Settlement Agreement. As a result of the settlement, the litigation was dismissed with prejudice on March 1, 2018.

Management of the Company believes no other such litigation matters involving a reasonably possible chance of loss will, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

16. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2018, 2017 and 2016, the Company recognized expense of $1.8 million, $1.5 million and $1.4 million, respectively, for matching contributions to the 401(k) Plan.

17. Related-Party Transactions

The majority stockholders of RIHI, specifically the Company’s current Chairman and Co-Founder and the Company’s Vice Chair and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. The Company used the golf course and related facilities for business purposes at minimal charge during the years ended December 31, 2018, 2017 and 2016. Additionally, the Company recorded expense of $0.5 million for the value of the benefits provided to Company personnel for the complimentary use of the golf course during each year ended December 31, 2018, 2017 and 2016, with an offsetting increase in additional paid in capital.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities (primarily the Company’s affiliated advertising funds), and it allows these companies to share its leased office space. During the years ended December 31, 2018, 2017 and 2016, the total amount allocated for services rendered and rent for office space provided on behalf of affiliated entities were $3.8 million, $3.4 million and $2.0 million, respectively. Amounts are generally paid within 30 days and no amounts were outstanding at December 31, 2018 and 2017. See Note 19, Subsequent Event for additional information on the acquisition of the advertising funds.

Related party advertising funds had current outstanding amounts due from the Company of $0.5 million and $0.1 million as of December 31, 2018 and 2017, respectively. Such amounts are included in “Accounts payable” in the accompanying Consolidated Balance Sheets.

18. Segment Information

The Company operates under the following three segments: RE/MAX Franchising, Motto Franchising and booj. Due to quantitative insignificance, the Motto Franchising and booj operating segments do not meet the criteria of a reportable segment, and RE/MAX Franchising is the only reportable segment. The RE/MAX Franchising reportable segment comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name and corporate-wide shared services expenses. Other comprises Motto Franchising and booj and does not include any charges related to shared services. Management evaluates the operating results of its segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following table presents revenue from external customers by segment for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
		2017	2016
	2018	As adjusted*	As adjusted*
Continuing franchise fees	$98,828	$93,232	$81,194
Annual dues	35,894	33,767	32,653
Broker fees	46,871	43,801	37,209
Franchise sales and other revenue	22,911	22,357	24,470
Brokerage revenue	—	—	112
Total RE/MAX Franchising	$204,504	$193,157	$175,638
Other	8,122	557	4
Total revenue	$212,626	$193,714	$175,642

*See Note 3, Revenue for more information.

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
		2017	2016
	2018	As adjusted*	As adjusted*
Adjusted EBITDA: RE/MAX Franchising	$108,669	$105,184	$94,717
Adjusted EBITDA: Other	(4,353)	(3,039)	(928)
Adjusted EBITDA: Consolidated	104,316	102,145	93,789
Gain (loss) on sale or disposition of assets and sublease, net (a)	139	(4,260)	171
Loss on early extinguishment of debt	—	—	(2,893)
Equity-based compensation expense	(9,176)	(2,900)	(2,330)
Public offering related expenses	—	—	(193)
Acquisition-related expense (b)	(1,634)	(5,889)	(1,899)
Gain on reduction in TRA liability (c)	6,145	32,736	—
Special Committee investigation and remediation expense (d)	(2,862)	(2,634)	—
Fair value adjustments to contingent consideration (e)	1,289	(180)	(100)
Interest income	676	352	160
Interest expense	(12,051)	(9,996)	(8,596)
Depreciation and amortization	(20,678)	(20,512)	(16,094)
Income before provision for income taxes	$66,164	$88,862	$62,015

*See Note 3, Revenue for more information.

(a)	Represents gain (loss) on the sale or disposition of assets as well as the gains (losses) on the sublease of a portion of our corporate headquarters office building.
(b)

Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies that are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

(c)

Gain on reduction in tax receivable agreement liability is a result of the Tax Cuts and Jobs Act enacted in December 2017 and further clarified in 2018. See Note 12, Income Taxes for additional information.

(d)

Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.

(e)

Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 11, Fair Value Measurements for additional information.

The following table presents total assets as of December 31, 2018 and 2017 of the Company’s reportable segments (in thousands):

	As of December 31,
		2017
	2018	As adjusted*
Total RE/MAX Franchising	$405,584	$392,797
Other	21,256	20,038
Total	$426,840	$412,835

*See Note 3, Revenue for more information.

The following table presents long-lived assets, net of accumulated depreciation disaggregated by geographical area as of December 31, 2018 and 2017 (in thousands):

	As of December 31,
		2017
	2018	As adjusted*
U.S.	$4,342	$2,842
Global	48	63
Total	$4,390	$2,905

*See Note 3, Revenue for more information.

19. Subsequent Events

The Company acquired all of the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger, for a nominal amount in a transaction that closed on January 1, 2019. All of these entities, except for the Western Canada region, were then merged into a new entity called RE/MAX Marketing Fund (with the Western Canada fund, collectively, the “Marketing Funds”). As in the past, the funds collected are contractually obligated to be used to support both regional and pan-regional marketing campaigns to build brand awareness and to support the Company’s agent and broker marketing technology. The Company does not plan for the use of the funds to change because of this acquisition and consolidation. The acquisitions of the Marketing Funds are part of the Company’s succession plan, and ownership of the Marketing Funds by the franchisor is a common structure. Fees incurred with the acquisition of the Marketing Funds were not material for the year ended December 31, 2018.

Beginning January 1, 2019, all assets and liabilities of the Marketing Funds will be reflected in the consolidated financial statements of the Company. The Company will also begin recognizing revenue from the amounts collected, which substantially increases its revenues. However, because the use of these funds is contractually encumbered for the benefit of franchisees, the Company expects to have an equal and offsetting amount of expenses such that there is no material impact to overall profitability of the Company as a result of this acquisition. The Company also plans to disclose the Marketing Funds as a separate reportable segment in 2019.

The following table reflects the preliminary assets and liabilities of the acquired entities as of December 31, 2018 (in thousands):

Marketing Funds
(Unaudited)
Cash	$28,495
Other current assets	8,472
Property and equipment	788
Other assets, net of current portion	126
Total assets acquired	37,881
Other current liabilities	37,881
Total liabilities assumed	37,881
Total acquisition price	$-

20. Quarterly Financial Information (unaudited)

Summarized quarterly results for the years ended December 31, 2018 and 2017 were as follows (in thousands, except shares and per share amounts):

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$52,642	$54,277	$54,866	$50,841
Total operating expenses	38,925	33,363	33,059	29,428
Operating income	13,717	20,914	21,807	21,413
Total other expenses, net	(2,688)	(3,176)	(2,846)	(2,977)
Income before provision for income taxes	11,029	17,738	18,961	18,436
Provision for income taxes	(1,862)	(3,147)	(3,420)	(7,370)
Net income	9,167	14,591	15,541	11,066
Less: net income attributable to non-controlling interest	4,184	6,943	7,402	4,792
Net income attributable to RE/MAX Holdings, Inc.	$4,983	$7,648	$8,139	$6,274

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.28	$0.43	$0.46	$0.35
Diluted	$0.28	$0.43	$0.46	$0.35
Weighted average shares of Class A common stock outstanding
Basic	17,709,095	17,746,042	17,746,184	17,748,745
Diluted	17,762,133	17,769,641	17,771,212	17,771,180

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017 (a)
	As adjusted*	As adjusted*	As adjusted*	As adjusted*
Total revenue	$47,406	$48,727	$49,071	$48,510
Total operating expenses	32,637	26,055	36,580	110
Operating income	14,769	22,672	12,491	48,400
Total other expenses, net	(2,351)	(2,398)	(2,180)	(2,541)
Income before provision for income taxes	12,418	20,274	10,311	45,859
Provision for income taxes	(3,030)	(4,735)	(3,021)	(46,262)
Net income (loss)	9,388	15,539	7,290	(403)
Less: net income attributable to non-controlling interest	4,848	8,081	3,573	5,074
Net income (loss) attributable to RE/MAX Holdings, Inc.	$4,540	$7,458	$3,717	$(5,477)

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.26	$0.42	$0.21	$(0.31)
Diluted	$0.26	$0.42	$0.21	$(0.31)
Weighted average shares of Class A common stock outstanding
Basic	17,662,842	17,696,842	17,696,991	17,696,991
Diluted	17,716,013	17,723,802	17,737,786	17,747,744

*See Note 3, Revenue for more information.

(a)The quarterly results for the quarter ended December 31, 2017 were impacted by the Tax Cuts and Jobs Act enacted in December 2017. The reduction in the corporate tax rate from 35% to 21% resulted in comparable reductions in both the deferred tax asset amounts and the TRA liabilities. See Note 11, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2018 our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, using the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

KPMG LLP, an independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 and its report is included herein.

Changes in Internal Controls over Financial Reporting

As previously disclosed in Item 9A of our Annual Report on Form 10-K, for the year ended December 31, 2017, management identified a material weakness related to benefits provided by principal stockholders.   We made a similar conclusion with respect to our internal control over financial reporting for the quarters ended March 31, 2018, June 30, 2018, and September 30, 2018, respectively. The following steps have been implemented by management, with the oversight of the Audit Committee, in 2018 to remediate the material weakness:

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

Except as noted in the preceding paragraphs, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Conduct and a Supplemental Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Both of these codes apply to our chief executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Both of these codes are available on our website at www.remax.com.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2018 with respect to shares of our Class A common stock issuable under our equity compensation plan:

Equity Compensation Plan Information
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to		Weighted-Average		Equity Compensation
	be Issued Upon Exercise		Exercise Price of		Plans (Excluding
	of Outstanding Options,		Outstanding Options,		Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights		Column (a))
Equity compensation plans approved by security holders	478,225	(1)	$—	(2)	2,231,544
Equity compensation plans not approved by security holders	—		—		—
Total	478,225	(1)	$—	(2)	2,231,544

(1)	Represents 478,225 shares issuable upon vesting of unvested restricted stock units.
(2)	The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017
•	Consolidated Statements of Income for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016
•	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016
•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016
•	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.2
10.1	2013 Omnibus Incentive Plan and related documents.†	S-8	333-191519	10/1/2013	4.2
10.2	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.3	Employment Agreement, dated as of July 1, 2010, by and between RE/MAX International Holdings, Inc., RE/MAX, LLC and Geoffrey Lewis.†	S-1	333-190699	9/19/2013	10.8
10.4	Separation Agreement, Waiver and Release, dated February 8, 2018, between Geoffrey Lewis and RE/MAX, LLC.†	10-Q	001-36101	5/4/2018	10.1
10.5	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.6	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.7	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-Q	001-36101	11/14/2013	10.10
10.8	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.9	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12
10.10	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.†	S-1	333-190699	9/27/2013	10.3
10.11	Form of Time-Based Restricted Stock Unit Award.†	10-K	333-190699	2/24/2017	10.11
10.12	Form of Performance-Based Restricted Stock Unit Award.†					X
10.13	Form of Restricted Stock Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.15
10.14	Form of Restricted Stock Award (General).†	S-1	333-190699	9/27/2013	10.16
10.15	Form of Stock Option Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.17
10.16	Form of Stock Option Award (General).†	S-1	333-190699	9/27/2013	10.18
10.17	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC	10-Q	001-36101	8/7/2015	10.3
10.18	Joinder, dated October 4, 2018, among RE/MAX Holdings, Inc., Oberndorf Investments LLC and Parallaxes Capital Opportunities fund I LP					X
10.19	Joinder, dated December 19, 2018, among RE/MAX Holdings, Inc., Parallaxes Capital Opportunities Fund I LP and Parallaxes Rain Co-Investment, LLC					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.20	Amended and Restated Credit Agreement, dated as of December 15, 2016, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*	8-K	001-36101	12/21/2016	10.1
10.21	Consent and Waiver, dated November 14, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	11/15/17	10.1
10.22	Second Consent and Waiver, dated December 19, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	12/26/17	10.1
10.23	Equity Purchase Agreement, dated January 1, 2019, by and between RADF, LLC and David Liniger.*					X
10.24	Asset Purchase Agreement, dated January 1, 2019, by and between RE/MAX Texas Ad Fund, Inc.					X
10.25	Share Purchase Agreement, dated January 1, 2019, by and between RE/MAX of Western Canada (1998), LLC and David Liniger					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.26	Share Purchase Agreement, dated January 1, 2019, by and between Motto Franchising, LLC and David Liniger					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

† Indicates a management contract or compensatory plan or arrangement.

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

RE/MAX Holdings, Inc.
(Registrant)

Date: February 22, 2019	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2019	By:	/s/ Karri R. Callahan
Karri R. Callahan
Chief Financial Officer
(Principal Financial Officer)

Date: February 22, 2019	By:	/s/ Brett A. Ritchie
Brett A. Ritchie
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Adam M. Contos and Karri R. Callahan, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam M. Contos	Director and Chief Executive Officer	February 22, 2019
Adam M. Contos	(Principal Executive Officer)

/s/ Karri R. Callahan	Chief Financial Officer	February 22, 2019
Karri R. Callahan	(Principal Financial Officer)

/s/ Brett A. Ritchie	Chief Accounting Officer	February 22, 2019
Brett A. Ritchie	(Principal Accounting Officer)

/s/ David L. Liniger	Chairman and Co-Founder	February 22, 2019
David L. Liniger

/s/ Gail A. Liniger	Vice Chair and Co-Founder	February 22, 2019
Gail A. Liniger

/s/ Richard O. Covey	Director	February 22, 2019
Richard O. Covey

/s/ Kathleen J. Cunningham	Director	February 22, 2019
Kathleen J. Cunningham

/s/ Roger J. Dow	Director	February 22, 2019
Roger J. Dow

/s/ Ronald E. Harrison	Director	February 22, 2019
Ronald E. Harrison

/s/ Daniel J. Predovich	Director	February 22, 2019
Daniel J. Predovich

/s/ Christine M. Riordan	Director	February 22, 2019
Christine M. Riordan

/s/ Joseph A. DeSplinter	Director	February 22, 2019
Joseph A. DeSplinter

/s/ Teresa S. Van De Bogart	Director	February 22, 2019
Teresa S. Van De Bogart