Form 10-Q
period 2019-03-31
RE/MAX Holdings, Inc.
filed 2019-05-03
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019.

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

(303) 770-5531

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	RMAX	New York Stock Exchange, LLC

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of April 30, 2019 was 17,807,948 and 1, respectively.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$64,771	$59,974
Restricted cash	33,227	—
Accounts and notes receivable, current portion, less allowances of $12,431 and $7,980, respectively	29,080	21,185
Income taxes receivable	1,188	533
Other current assets	7,471	5,855
Total current assets	135,737	87,547
Property and equipment, net of accumulated depreciation of $13,642 and $13,280 respectively	5,654	4,390
Operating lease right of use assets	54,429	—
Franchise agreements, net	99,282	103,157
Other intangible assets, net	21,836	22,965
Goodwill	150,749	150,684
Deferred tax assets, net	52,494	53,698
Other assets, net of current portion	5,755	4,399
Total assets	$525,936	$426,840
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,027	$1,890
Accrued liabilities	55,712	13,143
Income taxes payable	—	208
Deferred revenue	25,228	25,489
Current portion of debt	2,629	2,622
Current portion of payable pursuant to tax receivable agreements	3,567	3,567
Operating lease liabilities	4,680	—
Total current liabilities	94,843	46,919
Debt, net of current portion	224,632	225,165
Payable pursuant to tax receivable agreements, net of current portion	37,220	37,220
Deferred tax liabilities, net	294	400
Deferred revenue, net of current portion	19,716	20,224
Operating lease liabilities, net of current portion	59,849	—
Other liabilities, net of current portion	5,756	17,637
Total liabilities	442,310	347,565
Commitments and contingencies (note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,807,948 shares issued and outstanding as of March 31, 2019; 17,754,416 shares issued and outstanding as of December 31, 2018	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	462,601	460,101
Retained earnings	21,765	21,138
Accumulated other comprehensive income, net of tax	364	328
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	484,732	481,569
Non-controlling interest	(401,106)	(402,294)
Total stockholders' equity	83,626	79,275
Total liabilities and stockholders' equity	$525,936	$426,840

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Continuing franchise fees	$24,956	$25,240
Annual dues	8,854	8,696
Broker fees	8,588	9,188
Marketing Funds fees	18,772	—
Franchise sales and other revenue	10,008	9,518
Total revenue	71,178	52,642
Operating expenses:
Selling, operating and administrative expenses	33,524	34,368
Marketing Funds expenses	18,772	—
Depreciation and amortization	5,558	4,575
Loss (gain) on sale or disposition of assets, net	379	(18)
Total operating expenses	58,233	38,925
Operating income	12,945	13,717
Other expenses, net:
Interest expense	(3,155)	(2,724)
Interest income	320	119
Foreign currency transaction gains (losses)	55	(83)
Total other expenses, net	(2,780)	(2,688)
Income before provision for income taxes	10,165	11,029
Provision for income taxes	(1,908)	(1,862)
Net income	$8,257	$9,167
Less: net income attributable to non-controlling interest (note 4)	3,848	4,184
Net income attributable to RE/MAX Holdings, Inc.	$4,409	$4,983

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.25	$0.28
Diluted	$0.25	$0.28
Weighted average shares of Class A common stock outstanding
Basic	17,775,381	17,709,095
Diluted	17,817,620	17,762,133
Cash dividends declared per share of Class A common stock	$0.21	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$8,257	$9,167
Change in cumulative translation adjustment	69	(82)
Other comprehensive income (loss), net of tax	69	(82)
Comprehensive income	8,326	9,085
Less: comprehensive income attributable to non-controlling interest	3,881	4,145
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$4,445	$4,940

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2018	17,696,991	$2	1	$—	$451,199	$8,400	$459	$(410,934)	$49,126
Net income	—	—	—	—	—	4,983	—	4,184	9,167
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,212)	(4,212)
Equity-based compensation expense and related dividend equivalents	46,520	—	—	—	1,268	(48)	—	—	1,220
Dividends to Class A common stockholders	—	—	—	—	—	(3,547)	—	—	(3,547)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(43)	(39)	(82)
Payroll taxes related to net settled restricted stock units	(10,209)	—	—	—	(564)	—	—	—	(564)
Balances, March 31, 2018	17,733,302	$2	1	$—	$451,903	$9,788	$416	$(411,001)	$51,108

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2019	17,754,416	$2	1	$—	$460,101	$21,138	$328	$(402,294)	$79,275
Net income	—	—	—	—	—	4,409	—	3,848	8,257
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,693)	(2,693)
Equity-based compensation expense and related dividend equivalents	70,797	—	—	—	3,213	(42)	—	—	3,171
Dividends to Class A common stockholders	—	—	—	—	—	(3,740)	—	—	(3,740)
Change in accumulated other comprehensive income	—	—	—	—	—	—	36	33	69
Payroll taxes related to net settled restricted stock units	(17,265)	—	—	—	(713)	—	—	—	(713)
Balances, March 31, 2019	17,807,948	$2	1	$—	$462,601	$21,765	$364	$(401,106)	$83,626

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,257	$9,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,558	4,575
Bad debt expense	1,439	464
Loss (gain) on sale or disposition of assets and sublease, net	379	(28)
Equity-based compensation expense	4,051	1,268
Deferred income tax expense	1,081	478
Fair value adjustments to contingent consideration	(70)	135
Other, net	272	127
Changes in operating assets and liabilities	1,474	(2,614)
Net cash provided by operating activities	22,441	13,572
Cash flows from investing activities:
Purchases of property, equipment and software and capitalization of trademark costs	(3,940)	(691)
Acquisitions, net of cash acquired of $0 and $362, respectively	—	(26,250)
Restricted cash acquired with the Marketing Funds acquisition	28,495	—
Other	(1,200)	—
Net cash provided by (used in) investing activities	23,355	(26,941)
Cash flows from financing activities:
Payments on debt	(653)	(592)
Distributions paid to non-controlling unitholders	(2,693)	(2,521)
Dividends and dividend equivalents paid to Class A common stockholders	(3,782)	(3,595)
Payment of payroll taxes related to net settled restricted stock units	(713)	(564)
Payment of contingent consideration	—	(50)
Net cash used in financing activities	(7,841)	(7,322)
Effect of exchange rate changes on cash	69	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,024	(20,704)
Cash, cash equivalents and restricted cash, beginning of year	59,974	50,807
Cash, cash equivalents and restricted cash, end of period	$97,998	$30,103
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,951	$2,585
Net cash paid for income taxes	$1,729	$1,217
Schedule of non-cash investing activities:
Property, equipment, software and trademarks included in accounts payable and accrued liabilities	$512	$206
Schedule of non-cash financing activities:
Tax and other distributions payable to non-controlling unitholders	$—	$1,691

See accompanying notes to unaudited condensed consolidated financial statements.

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) and its consolidated subsidiaries, including RMCO, LLC (“RMCO”), are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand. RE/MAX, founded in 1973, has over 125,000 agents operating in over 8,000 offices and a presence in more than 110 countries and territories. Motto Mortgage (“Motto”), founded in 2016, is the first nationally franchised mortgage brokerage in the U.S.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2018, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2019 and the results of its operations and comprehensive income, cash flows and changes in its stockholder’s equity for the three months ended March 31, 2019 and 2018. Interim results may not be indicative of full-year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report on Form 10-K”).

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

Segment Reporting

In January 2019, the Company acquired all of the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger. All of these entities, except for the Western Canada region, were then merged into a new entity called RE/MAX Marketing Fund (with the Western Canada fund, collectively, the “Marketing Funds”). See Note 6, Acquisitions for more information. As a result of the acquisition of the Marketing Funds, the Company added the Marketing Funds as a reportable segment as of January 1, 2019.

The Company operates under the following reportable segments:

•	RE/MAX Franchising – comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name and corporate-wide shared services expenses.
•	Marketing Funds – comprises the operations of the Company’s marketing campaigns designed to build and maintain brand awareness and support certain agent marketing technology.

•	Other – comprises the operations of Motto Franchising and booj, which, due to quantitative insignificance, do not meet the criteria of a reportable segment.

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

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s franchise agreements offer the following benefits to the franchisee: common use and promotion of RE/MAX and Motto trademarks; distinctive sales and promotional materials; access to technology; standardized supplies and other materials used in RE/MAX and Motto offices; and recommended procedures for operation of RE/MAX or Motto offices. The Company concluded that these benefits are highly related and all a part of one performance obligation, a license of symbolic intellectual property that is billed through a variety of fees including franchise sales, continuing franchise fees, marketing funds fees, broker fees, and annual dues, described below. The Company has other performance obligations associated with contracts with customers in other revenue for training, marketing and events, and legacy booj customers. The method used to measure progress is over the passage of time for most streams of revenue. The following is a description of principal activities from which the Company generates its revenue.

Continuing Franchise Fees

Revenue from continuing franchise fees consists of fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents in the respective franchised region or office and the number of Motto offices. This revenue is recognized in the month for which the fee is billed. This revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents and number of Motto offices.

Marketing Funds Fees

Revenue from Marketing Funds fees consists of fixed contractual fees paid monthly by franchise owners and franchisees based on the number of RE/MAX agents in the respective franchised region or office or the number of Motto offices. These revenues are obligated to be used for marketing campaigns to build brand awareness and to support agent marketing technology. Amounts received into the Marketing Funds are recognized as revenue in the month for which the fee is billed. This revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents or number of Motto offices.

All assets of the Marketing Funds are contractually restricted for the benefit of franchisees, and the Company recognizes an equal and offsetting liability on the Company’s balance sheet. Additionally, this results in recording an equal and offsetting amount of expenses against all revenues such that there is no impact to overall profitability of the Company from these revenues.

Annual Dues

Annual dues revenue consists of fixed contractual fees paid annually based on the number of RE/MAX agents. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the 12-month period to which it relates. Annual dues revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents.

The activity in the Company’s deferred revenue for annual dues is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets, and consists of the following in aggregate (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Three months ended March 31, 2019	$15,877	$10,038	$(8,854)	$17,061

(a)Revenue recognized related to the beginning balance was $6.9 million for the three months ended March 31, 2019.

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

Franchise Sales

Franchise sales comprises revenue from the sale or renewal of franchises. A fee is charged upon a franchise sale or renewal. Those fees are deemed to be a part of the license of symbolic intellectual property and are recognized as revenue over the contractual term of the franchise agreement, which is typically five years for RE/MAX and seven years for Motto franchise agreements. The activity in the Company’s franchise sales deferred revenue accounts consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Three months ended March 31, 2019	$27,560	$1,756	$(2,449)	$26,867

(a)Revenue recognized related to the beginning balance was $2.3 million for the three months ended March 31, 2019.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at		Additions to contract	Balance at end
	beginning of period	Expense recognized	cost for new activity	of period
Three months ended March 31, 2019	$3,748	$(385)	$369	$3,732

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

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
U.S.	$41,735	$43,352
Canada	5,349	5,763
Global	2,740	2,479
Total RE/MAX Franchising	49,824	51,594
U.S.	16,672	—
Canada	1,885	—
Global	215	—
Total Marketing Funds	18,772	—
Other	2,582	1,048
Total	$71,178	$52,642

In the following table, segment revenue is disaggregated by owned or independent regions in the U.S. and Canada for the RE/MAX Franchising segment for the three months ended March 31, 2019 and 2018 (in thousands). The split between owned or independent regions is not applicable to the Marketing Funds or Other segments:

	Three Months Ended March 31,
	2019	2018
Company-owned Regions	$30,018	$31,363
Independent Regions	10,923	11,149
Global and Other	8,883	9,082
Total RE/MAX Franchising	49,824	51,594
Marketing Funds	18,772	—
Other	2,582	1,048
Total	$71,178	$52,642

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remaining 9 months of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Annual dues	$15,731	$1,330	$—	$—	$—	$—	$—	$17,061
Franchise sales	5,579	6,321	4,943	3,448	1,941	996	3,639	26,867
Total	$21,310	$7,651	$4,943	$3,448	$1,941	$996	$3,639	$43,928

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$64,771	$59,974
Restricted cash	33,227	—
Total cash, cash equivalents and restricted cash	$97,998	$59,974

Services Provided to the Marketing Funds by RE/MAX Franchising

RE/MAX Franchising charges the Marketing Funds for various services it performs. These services are primarily comprised of (a) providing agent marketing technology, including customer relationship management tools, the www.remax.com website, agent and office websites, and mobile apps, (b) dedicated employees focused on marketing campaigns, and (c) various administrative services including accounting, tax and legal. Because these costs are ultimately paid by the Marketing Funds, they do not impact the net income of RE/MAX Holdings as the Marketing Funds have no reported net income.

Costs charged from RE/MAX Franchising to the Marketing Funds for the three months ended March 31, 2019 are as follows (in thousands):

Technology development - operating	$965
Technology development - capital	935
Marketing staff and administrative services	1,025
Total	$2,925

Costs charged to the Marketing Funds for the three months ended March 31, 2018 are disclosed in Note 15, Related-Party Transactions.

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), which adjusts the classification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 became effective for the Company on January 1, 2019. The standard is to be applied either in the period of adoption or retrospectively to each period affected by the Tax Cuts and Jobs Act. The Company completed the majority of its accounting for the tax effects of the Tax Cuts and Jobs Act as of December 31, 2017. The amendments of ASU 2018-02 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with several subsequent amendments, which requires lessees to recognize the assets and liabilities that arise from operating and finance leases on the consolidated balance sheets, with a few exceptions. ASU 2016-02 became effective for the Company on January 1, 2019 and replaced the existing lease guidance in U.S. GAAP when it became effective. The Company did not retrospectively recast prior periods presented and instead adjusted assets and liabilities on January 1, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to forgo reassessing (a) whether a contract contains a lease, (b) lease classification, and (c) whether capitalized costs associated with a lease are initial direct costs. The practical expedient was applied consistently to all the Company’s leases, including those for which the Company acts as the lessor. In addition, the Company elected the practical expedient relating to the combination of lease and non-lease components as a single lease component. The Company chose not to apply the hindsight practical expedient. The new lease guidance has been applied to all the Company’s leases as of

January 1, 2019, which impacted how operating lease assets and liabilities were recorded within the Condensed Consolidated Balance Sheet, resulting in the recording of approximately $65.8 million of lease liabilities and approximately $55.6 million of right-of-use (“ROU”) assets on the Condensed Consolidated Balance Sheet. Deferred rent and sublease loss balances as of January 1, 2019 of approximately $9.3 million and approximately $2.4 million, respectively, and intangible assets of approximately $1.5 million were subsumed into the ROU asset at transition. Adoption of the new standard did not materially affect the Company’s consolidated net earnings and had no impact on cash flows. See Note 3, Leases, for more information.

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

3. Leases

The Company leases corporate offices, a distribution center, billboards and certain equipment. As all franchisees are independently owned and operated, there are no leases recognized for any offices used by the Company’s franchisees. The leases have remaining lease terms ranging from less than a year up to 15 years, some of which include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years depending on the lease. Of these renewal options, the Company determined that none are reasonably certain to be exercised.

The Company has an 18-year lease for its corporate headquarters office building (the “Master Lease”). The Company may, at its option, extend the Master Lease for two renewal periods of 10 years. Under the terms of the Master Lease, the Company pays an annual base rent, which escalates 3% each year, including the first optional renewal period. The first year of the second optional renewal period is at a fair market rental value, and the rent escalates 3% each year until expiration. The Company pays for operating expenses in connection with the ownership, maintenance, operation, upkeep and repair of the leased space. The Company may assign or sublet an interest in the Master Lease only with the approval of the landlord. The Master Lease is the Company’s only significant lease as of March 31, 2019.

The Company acts as the lessor for four sublease agreements on its corporate headquarters, consisting solely of operating leases, each of which include a renewal option for the lessee to extend the length of the lease. Renewal options for two of the sublease agreements are contingent upon renewal of the corporate headquarters lease, which is not reasonably certain to be exercised in 2028. As such, the Company determined these sublease renewal options are not reasonably certain to be exercised. Renewal options for the remaining two sublease agreements have already been exercised and will expire before the end of the corporate headquarters lease in 2028. All the Company’s material leases are classified as operating leases.

The Company has made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from any of its short-term leases. All leases with a term of 12 months or less at commencement, for which the Company is not reasonably certain to exercise available renewal options that would extend the lease term past 12 months, will be recognized on a straight-line basis over the lease term. The short-term lease expense was not material as of March 31, 2019.

The Company used its Senior Secured Credit Facility interest rate to extrapolate a rate for each of its leases to calculate the present value of the lease liability and right-of-use asset. A summary of the Company’s lease cost is as follows (in thousands, except for weighted-averages):

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost (a)	$2,940
Sublease income	(360)
Total lease cost	$2,580
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,086
Weighted-average remaining lease term in years - operating leases	9.2
Weighted-average discount rate - operating leases	6.3%

(a)	Includes approximately $0.6 million of variable lease cost.

Maturities under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
Remainder of 2019	$6,417	$(823)	$5,594
2020	8,752	(888)	7,864
2021	9,006	(775)	8,231
2022	9,000	(804)	8,196
2023	9,173	(822)	8,351
Thereafter	43,713	(1,382)	42,331
Total lease payments	$86,061	$(5,494)	$80,567
Less: imputed interest	21,532
Present value of lease liabilities	$64,529

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities under non-cancellable leases as of December 31, 2018 were as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
2019	$9,402	$(1,087)	$8,315
2020	9,601	(873)	8,728
2021	9,341	(775)	8,566
2022	9,011	(804)	8,207
2023	9,169	(827)	8,342
Thereafter	43,556	(1,382)	42,174
Total lease payments	$90,080	$(5,748)	$84,332

4. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	March 31,		December 31,
	2019		2018
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	41.36%	12,559,600	41.43%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,807,948	58.64%	17,754,416	58.57%
Total common units in RMCO	30,367,548	100.00%	30,314,016	100.00%

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

	Three Months Ended March 31,
	2019			2018
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	58.60%	41.40%	100.00%	58.51%	41.49%	100.00%
Income before provision for income taxes(a)	$5,958	$4,207	$10,165	$6,453	$4,576	$11,029
Provision for income taxes(b)(c)	(1,549)	(359)	(1,908)	(1,470)	(392)	(1,862)
Net income	$4,409	$3,848	$8,257	$4,983	$4,184	$9,167

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

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement (the “RMCO, LLC Agreement”), RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Tax and other distributions	$55	$1,700
Dividend distributions	2,638	2,512
Total distributions to non-controlling unitholders	$2,693	$4,212

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended March 31,
	2019	2018
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$4,409	$4,983
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,775,381	17,709,095
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,775,381	17,709,095
Add dilutive effect of the following:
Restricted stock units	42,239	53,038
Weighted average shares of Class A common stock outstanding, diluted	17,817,620	17,762,133
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.25	$0.28
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.25	$0.28

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

Dividends

Dividends declared and paid quarterly per share on all outstanding shares of Class A common stock were as follows (in thousands, except share and per share information):

	Three Months Ended March 31,
	2019				2018
	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders
Dividend declared during quarter ended:
March 31	March 20, 2019	$0.21	$3,740	$2,638	March 21, 2018	$0.20	$3,547	$2,512

On May 1, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.21 per share on all outstanding shares of Class A common stock, which is payable on May 29, 2019 to stockholders of record at the close of business on May 15, 2019.

6. Acquisitions

Marketing Funds

On January 1, 2019, the Company acquired all of the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger, for a nominal amount. As in the past, the Marketing Funds are contractually obligated to use the funds collected to support both regional and pan-regional marketing campaigns designed to build and maintain brand awareness and to support the Company’s agent marketing technology. The Company does not plan for the use of the funds to change because of this acquisition and consolidation. The acquisitions of the Marketing Funds are part of the Company’s succession plan, and ownership of the Marketing Funds by the franchisor is a common structure. Fees incurred with the acquisition of the Marketing Funds were not material for the three months ended March 31, 2019 and the year ended December 31, 2018.

The total assets equal the total liabilities of the Marketing Funds and beginning January 1, 2019, are reflected in the condensed consolidated financial statements of the Company. The Company also began recognizing revenue from the amounts collected, which substantially increased its revenues and expenses.

The following table summarizes the Company’s preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed (in thousands):

Restricted cash	$28,495
Other current assets	8,472
Property and equipment	788
Other assets, net of current portion	126
Total assets acquired	37,881
Other current liabilities	37,881
Total liabilities assumed	37,881
Total acquisition price	$-

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of booj had occurred on January 1, 2017 and the acquisition of the Marketing Funds had occurred January 1, 2018. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on such dates, nor of the results that may be obtained in the future.

Three Months Ended
March 31, 2018
(in thousands, except per share amounts)
Total revenue	$72,377
Net income attributable to RE/MAX Holdings, Inc.	$3,992
Basic earnings per common share	$0.23
Diluted earnings per common share	$0.22

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of March 31, 2019			As of December 31, 2018
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$180,867	$(81,585)	$99,282	$180,867	$(77,710)	$103,157
Other intangible assets:
Software (a)	4.4	$22,218	$(6,718)	$15,500	$20,579	$(5,802)	$14,777
Trademarks	9.3	1,881	(889)	992	1,857	(839)	1,018
Non-compete agreements	7.7	3,700	(1,058)	2,642	3,700	(896)	2,804
Training materials	3.0	2,350	(274)	2,076	2,350	(157)	2,193
Other (b)	5.0	800	(174)	626	2,389	(216)	2,173
Total other intangible assets	5.0	$30,949	$(9,113)	$21,836	$30,875	$(7,910)	$22,965

(a)

As of March 31, 2019, and December 31, 2018, capitalized software development costs of $4.6 million and $4.5 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

(b)

Other consists of customer relationships and a favorable market lease, both obtained in connection with the acquisition of booj. The favorable market lease was subsumed into “Operating lease right of use assets” on the accompanying Condensed Consolidated Balance Sheet upon adopting the new lease standard on January 1, 2019. See Note 2, Summary of Significant Accounting Policies for additional information.

Amortization expense for the three months ended March 31, 2019 and 2018 was $5.2 million and $4.3 million, respectively.

As of March 31, 2019, the estimated future amortization expense for the next five years related to intangible assets is as follows (in thousands):

As of March 31, 2019:
Remainder of 2019	$19,739
2020	21,510
2021	20,725
2022	17,720
2023	13,986
$93,680

The following table presents changes to goodwill for the period from January 1, 2019 to March 31, 2019 (in thousands), by segment:

	RE/MAX Franchising	Other	Total
Balance, January 1, 2019	$138,884	$11,800	$150,684
Effect of changes in foreign currency exchange rates	65	—	65
Balance, March 31, 2019	$138,949	$11,800	$150,749

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Marketing Funds (a)	$43,616	$—
Accrued payroll and related employee costs	6,439	6,517
Accrued taxes	1,190	1,480
Accrued professional fees	995	2,010
Other	3,472	3,136
	$55,712	$13,143

(a)

Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. As previously noted, the Marketing Funds were acquired on January 1, 2019. See Note 2, Summary of Significant Accounting Policies for additional information.

9. Debt

Debt, net of current portion, consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Senior Secured Credit Facility	$229,125	$229,713
Other long-term financing(a)	569	635
Less unamortized debt issuance costs	(1,407)	(1,481)
Less unamortized debt discount costs	(1,026)	(1,080)
Less current portion(a)	(2,629)	(2,622)
	$224,632	$225,165

(a)	Includes financing assumed with the acquisition of booj. As of March 31, 2019, the carrying value of this financing approximates the fair value.

Maturities of debt are as follows (in thousands):

As of March 31, 2019:
Remainder of 2019	$1,969
2020	2,712
2021	2,350
2022	2,350
2023	220,313
$229,694

Senior Secured Credit Facility

On December 15, 2016, RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $235.0 million term loan facility which matures on December 15, 2023 and a $10.0 million revolving loan facility which must be repaid on December 15, 2021. As of March 31, 2019, the Company had no revolving loans outstanding under its Senior Secured Credit Facility. As of March 31, 2019, the interest rate on the term loan facility was 5.25%.

10. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the 2018 Annual Report on Form 10-K.

A summary of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

	As of March 31, 2019				As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$5,000	$—	$—	$5,000	$5,070	$—	$—	$5,070

The Company is required to pay additional purchase consideration totaling eight percent of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 50 and 80 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales would decrease the liability by $0.3 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.2 million. The Company measures this liability each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

The table below presents a reconciliation of this liability for the period from January 1, 2019 to March 31, 2019 (in thousands):

Balance at January 1, 2019	$5,070
Fair value adjustments	(70)
Balance at March 31, 2019	$5,000

The following table summarizes the carrying value and fair value of the Senior Secured Credit Facility as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,		December 31,
	2019		2018
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$226,692	$227,979	$227,152	$221,673

11. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018 is based on an estimate of the Company’s annualized effective income tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted which includes significant changes to the U.S. Corporate tax system. The Company will continue to evaluate tax planning opportunities as well as monitor any changes that might be contained in the final regulations related to TCJA. Such final regulations are expected in 2019.

12. Equity-Based Compensation

The Company has outstanding restricted stock units (“RSUs”) which have either time-based or performance-based vesting criteria, as described in the 2018 Annual Report on Form 10-K.

Employee stock-based compensation expense, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Expense from Time-based RSUs (a)	$2,052	$800
Expense from Performance-based RSUs (a)	1,101	468
Expense from bonus to be settled in shares (b)	898	—
Equity-based compensation expense	4,051	1,268
Tax benefit from equity-based compensation	(573)	(179)
Excess tax benefit from equity-based compensation	56	(72)
Net compensation cost	$3,534	$1,017

(a)	Includes expense recognized in connection with the RSUs granted to booj employees and former owners at the time of acquisition.
(b)

In 2019, the Company revised its annual bonus plan so that a portion of the bonus for most employees will be settled in shares if the Company meets certain performance metrics. The share amounts to be issued will be determined based on the stock price at the time of vesting in early 2020. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet and are not included in “Additional paid-in capital” until shares are issued.

Time-based Restricted Stock Units

The following table summarizes equity-based compensation activity related to time-based RSUs as of and for the three months ended March 31, 2019:

	Time-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2019	298,610	$51.97
Granted	158,008	$38.63
Shares vested (including tax withholding) (a)	(65,178)	$46.90
Balance, March 31, 2019	391,440	$47.43

(a)

Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At March 31, 2019, there was $15.3 million of total unrecognized time-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.36 years for time-based restricted stock units.

Performance-based Restricted Stock Units

The following table summarizes equity-based compensation activity related to performance-based RSUs as of and for the three months ended March 31, 2019:

	Performance-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2019	179,615	$55.75
Granted (a)	93,028	$41.37
Shares vested	(5,620)	$56.59
Forfeited	(2,571)	$56.80
Balance, March 31, 2019	264,452	$39.24

(a)	Represents the total participant target award.

At March 31, 2019, there was $6.9 million of total unrecognized performance-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.95 years for performance-based RSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 2,316,694 additional shares available for the Company to grant as of March 31, 2019.

13. Leadership Changes and the New Service Model

On February 9, 2018, the Company announced the retirement of the Company’s President. The Company entered into a Separation Agreement with the President, and pursuant to the terms of this agreement, the Company incurred a total cost of $1.8 million which was recorded to “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income during the quarter ended March 31, 2018, which is being paid over a 39-month period.

In addition, the Company announced a new service model in early 2019 designed to deliver more value to franchisees, as well as support franchisee growth and professional development (the “New Service Model”). In connection with the New Service Model, the Company incurred approximately $2.1 million in total expenses related to severance and outplacement services provided to certain former employees of the Company, of which $0.7 million in expense was recognized for the three months ended March 31, 2019 and the remainder was recognized in 2018. These expenses are included in “Selling, general and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. All of the above costs were attributable to the RE/MAX Franchising reportable segment.

14. Commitments and Contingencies

There have been no material changes to the Company’s commitments and contingencies as of the date of this report, outside of the ordinary course of business, since reporting in the Company’s 2018 Form 10-K.

The Company has a contingent consideration arrangement to pay additional purchase consideration based on Motto’s future gross receipts, through September 30, 2026. See Note 10, Fair Value Measurements for additional information.

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

Management of the Company believes that no such litigation matters involving a reasonably possible chance of loss will, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

15. Related-Party Transactions

The majority stockholders of RIHI, specifically the Company’s current Chairman and Co-Founder and the Company’s Vice Chair and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. The Company used the golf course and related facilities for business purposes at minimal charge during the three months ended March 31, 2019 and 2018.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities (primarily the Company’s affiliated marketing funds prior to the acquisition of the Marketing Funds on January 1, 2019), and it allows these companies to share its leased office space. During the three months ended March 31, 2018, the total amount allocated for services rendered and rent for office space provided on behalf of affiliated entities was $1.0 million. As of January 1, 2019, the affiliated marketing funds are included in the consolidated financial statements (see Note 6, Acquisitions for additional information), and therefore, are no longer considered related parties.

16. Segment Information

The Company has two reportable segments: RE/MAX Franchising and the Marketing Funds. The category Other consists of the Motto Franchising and booj operating segments. Management evaluates the operating results of its segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following table presents revenue from external customers by segment for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Continuing franchise fees	$24,117	$24,802
Annual dues	8,854	8,696
Broker fees	8,588	9,188
Franchise sales and other revenue	8,265	8,908
Total RE/MAX Franchising	49,824	51,594
Marketing Funds fees	18,772	—
Other	2,582	1,048
Total revenue	$71,178	$52,642

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Adjusted EBITDA: RE/MAX Franchising	$24,144	$24,689
Adjusted EBITDA: Other	(1,154)	(1,845)
Adjusted EBITDA: Consolidated (a)	22,990	22,844
(Loss) gain on sale or disposition of assets and sublease, net (b)	(379)	28
Equity-based compensation expense	(4,051)	(1,268)
Acquisition-related expense (c)	(72)	(1,174)
Special Committee investigation and remediation expense (d)	—	(2,086)
Fair value adjustments to contingent consideration (e)	70	(135)
Interest income	320	119
Interest expense	(3,155)	(2,724)
Depreciation and amortization	(5,558)	(4,575)
Income before provision for income taxes	$10,165	$11,029

(a)

As the revenue for the Marketing Funds are contractually restricted for the benefit of franchisees and the Company has an equal and offsetting amount of expenses such that there is no impact to overall profitability of the Company, there is no Adjusted EBITDA for the Marketing Funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the Company’s presentation of Adjusted EBITDA and a reconciliation of the differences between the Company’s Adjusted EBITDA and net income, which is the most comparable GAAP measure for operating performance.

(b)

Represents (loss) gain on the sale or disposition of assets as well as the net gain in 2018 on the sublease of a portion of our corporate headquarters office building. Adjustments for subleases relate only to 2018 as such accounting was changed with the implementation of new accounting for leases, as discussed in Note 2, Summary of Significant Accounting Policies.

(c)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(d)

Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.

(e)

Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 10, Fair Value Measurements for additional information.

(a)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of RE/MAX Holdings, Inc. included in our most recent Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report on Form 10-K”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; revenue; operating expenses; financial outlook; our plans regarding dividends; non-GAAP financial measures; housing and mortgage market condition and trends; economic and demographic trends; competition; the anticipated benefits of the development and release of booj technology and other technology initiatives; our anticipated sources and uses of liquidity including for potential reacquisitions of Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary business, services and technologies; the Company’s strategic and operating plans and business models including our plans to re-invest in our business; and our Board of Directors and management structure.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily accurately indicate the times at which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materiality from those expressed in or suggested by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2018 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not intend, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The results of operations discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are those of RE/MAX Holdings, Inc. (“RE/MAX Holdings”) and its consolidated subsidiaries, including RMCO, LLC and its consolidated subsidiaries (“RMCO”), collectively, the “Company,” “we,” “our” or “us.”

Business Overview

We are one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the U.S. under the Motto Mortgage brand (“Motto”). RE/MAX and Motto are 100% franchised – we do not own any of the brokerages that operate under these brands. Although we partner with our franchisees to assist them in growing their brokerages, they fund the cost of developing their businesses. As a result, we maintain a low fixed-cost structure, which combined with our recurring, fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

In January 2019, the Company acquired all of the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger. All of these entities, except for the Western Canada region, were then merged into a new entity called RE/MAX Marketing Fund (with the Western Canada fund, collectively, the “Marketing Funds”). This acquisition resulted in two reportable segments: RE/MAX Franchising and the Marketing Funds. The Company recognizes an equal and offsetting amount of expenses to revenue such that there is no impact to overall profitability of the Company. As such, segment results specific to the Marketing Funds are not discussed below.

Financial and Operational Highlights – Three Months Ended March 31, 2019

(Compared to three months ended March 31, 2018, unless otherwise noted)

•	Total agent count grew by 3.9% to 125,532 agents.
•	U.S. and Canada combined agent count decreased 0.9% to 84,031 agents.
•	Revenue of $71.2 million, up 35.2% from the prior year. Excluding the acquisition of the Marketing Funds, revenue decreased $0.2 million from the prior year.
•	Net income attributable to RE/MAX Holdings, Inc. of $4.4 million.
•

Adjusted EBITDA of $23.0 million and Adjusted EBITDA margin of 32.3%. Adjusted EBITDA margins decreased considerably from the prior year because of the acquisition of the Marketing Funds, which increased revenue significantly, but had no impact to Adjusted EBITDA.

During the three months ended March 31, 2019, we grew our total agent count 3.9% as compared to the three months ended March 31, 2018 led by strong growth in international markets. As anticipated, intense competition and the challenging macro-environment in both the U.S. and Canada pressured agent count in those markets where we experienced a combined decline of 0.9% from the prior year quarter. Our Motto Mortgage business continued to expand with 10 Motto franchises sold during the three months ended March 31, 2019 and 88 open franchises as of March 31, 2019. Our agent-centric business model and differentiated revenue streams contributed to relatively flat revenue, excluding the impact of the acquisition of the Marketing Funds, during the three months ended March 31, 2019 compared to the prior year period, despite a 6.6% decline in U.S. existing home sales.

Selected Operating and Financial Highlights

For comparability purposes, the following tables set forth our agent count, Motto open offices, franchise sales and results of operations for the periods presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The period-to-period comparison of agent count, Motto open offices, franchise sales and financial results is not necessarily indicative of future performance.

	Three Months Ended
	March 31,
	2019	2018
Total agent count growth	3.9%	6.2%

Agent Count:
U.S.	62,664	63,612
Canada	21,367	21,217
U.S. and Canada Total	84,031	84,829
Outside U.S. and Canada	41,501	35,992
Network-wide agent count	125,532	120,821

Motto open offices	88	40

RE/MAX franchise sales (a)	132	209
Motto franchise sales	10	8

Total revenue	$71,178	$52,642
Total selling, operating and administrative expenses	$33,524	$34,368
Operating income	$12,945	$13,717
Net income attributable to RE/MAX Holdings, Inc.	$4,409	$4,983
Adjusted EBITDA (b)	$22,990	$22,844
Adjusted EBITDA margin (b)	32.3%	43.4%

(a)	Includes franchise sales in the U.S., Canada and global regions.
(b)

See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue. Adjusted EBITDA margins decreased considerably from the prior year because of the acquisition of the Marketing Funds, which increased revenue significantly, but had no impact to Adjusted EBITDA.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

A summary of the components of our revenue for the three months ended March 31, 2019 and 2018 is as follows (in thousands except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2019	2018	$	%
Revenue:
Continuing franchise fees	$24,956	$25,240	$(284)	(1.1)%
Annual dues	8,854	8,696	158	1.8%
Broker fees	8,588	9,188	(600)	(6.5)%
Marketing Funds fees	18,772	—	18,772	n/m
Franchise sales and other revenue	10,008	9,518	490	5.1%
Total revenue	$71,178	$52,642	$18,536	35.2%

n/m – not meaningful

Consolidated revenue increased $18.5 million, or 35.2%, due to acquisitions of the Marketing Funds and booj, which added $19.9 million, or 37.7%, partially offset by a decrease in organic revenue of $1.1 million, or 2.1%, and foreign currency movements of $0.2 million, or 0.4%.

Continuing Franchise Fees

Revenue from continuing franchise fees decreased primarily due to agent count decreases in the U.S. and Company-owned regions in Canada and was partially offset by Motto expansion.

Annual Dues

Revenue from annual dues increased primarily due to timing of agent terminations and a fee increase from July 1, 2017.

Broker Fees

Revenue from broker fees decreased primarily due to lower total transactions per agent, partially offset by rising home prices.

Marketing Funds fees

Revenue from the Marketing Funds fees increased due to the acquisition of the Marketing Funds on January 1, 2019.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to the acquisition of booj, offset by declines in event-based revenue from our annual convention in the U.S. and lower amounts of revenue from our preferred marketing arrangements.

Operating Expenses

A summary of the components of our operating expenses for the three months ended March 31, 2019 and 2018 is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2019	2018	$	%
Operating expenses:
Selling, operating and administrative expenses	$33,524	$34,368	$844	2.5%
Marketing Funds expenses	18,772	—	(18,772)	n/m
Depreciation and amortization	5,558	4,575	(983)	(21.5)%
Loss (gain) on sale or disposition of assets, net	379	(18)	(397)	n/m
Total operating expenses	$58,233	$38,925	$(19,308)	(49.6)%
Percent of revenue	81.8%	73.9%

n/m – not meaningful

Selling, operating and administrative expenses consisted of personnel costs, professional fee expenses, rent and related facility operations expense (including losses on subleases in the prior year) and other expenses. Other expenses within selling, operating and administrative expenses include certain marketing and production costs that are not paid by the Marketing Funds, including travel and entertainment costs, and costs associated with our annual conventions in the U.S. and other events.

A summary of the components of our selling, operating and administrative expenses for the three months ended March 31, 2019 and 2018 is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2019	2018	$	%
Selling, operating and administrative expenses:
Personnel	$17,455	$14,949	$(2,506)	(16.8)%
Professional fees	2,528	5,627	3,099	55.1%
Rent and related facility operations	2,224	2,380	156	6.6%
Other	11,317	11,412	95	0.8%
Total selling, operating and administrative expenses	$33,524	$34,368	$844	2.5%
Percent of revenue	47.1%	65.3%

Total selling, operating and administrative expenses decreased as follows:

•

Personnel costs increased primarily due to $1.6 million in costs, including incremental stock-based compensation expense, to support our increased investments in technology, increased other personnel costs of $1.2 million and $0.9 million in costs to support booj’s operations assisting its legacy customers; offsetting these amounts was $1.2 million of lower severance costs in the current period.

•

Professional fees decreased primarily due to costs incurred in 2018 related to an investigation by a special committee of our Board of Directors (the “Special Committee”) of $2.0 million and $1.5 million in legal fees, primarily related to the settlement of the Tails litigation. These costs did not recur in 2019. Offsetting these amounts were $0.4 million in costs to support our increased investments in technology.

•

Other selling, operating and administrative expenses was flat compared to prior year with increases in bad debt expense offset by costs incurred for the booj acquisition in 2018 that did not recur in 2019.

Marketing Funds Expenses

Marketing Funds expenses increased due to the acquisition of the Marketing Funds on January 1, 2019. The Company recognizes an equal and offsetting amount of expenses to revenue such that there is no impact to overall profitability of the Company.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to amortization expense related to intangibles acquired in connection with the acquisition of booj in 2018. See Note 6, Acquisitions to the accompanying unaudited condensed consolidated financial statements for additional information.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended March 31, 2019 and 2018 is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2019	2018	$	%
Other expenses, net:
Interest expense	$(3,155)	$(2,724)	$(431)	(15.8)%
Interest income	320	119	201	n/m
Foreign currency transaction gains (losses)	55	(83)	138	n/m
Total other expenses, net	$(2,780)	$(2,688)	$(92)	(3.4)%
Percent of revenue	3.9%	5.1%

n/m – not meaningful

Other expenses, net were relatively flat as an increase in interest expense due to an increase in interest rates on our Senior Secured Credit Facility (as defined below) was offset by interest income and foreign currency gains that were primarily a result of fluctuations of the Canadian dollar against the U.S. dollar.

Provision for Income Taxes

Our effective income tax rate increased to 18.8% from 16.9% for the three months ended March 31, 2019 and 2018, respectively, primarily due to differences in tax deductible amounts of restricted stock vestings. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 4, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, which represents the portion of earnings attributable to the economic interest in RMCO held by RIHI, decreased $0.3 million primarily due to a decrease in RMCO’s net income during the three months ended March 31, 2019 compared to March 31, 2018.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $23.0 million for the three months ended March 31, 2019, an increase of $0.1 million from the comparable prior year period. Adjusted EBITDA increased primarily due to lower costs for severance and less legal expenses, partially offset by lower organic revenue growth and increased investments in technology.

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

A reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2019 and 2018 is set forth in the following table (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net income	$8,257	$9,167
Depreciation and amortization	5,558	4,575
Interest expense	3,155	2,724
Interest income	(320)	(119)
Provision for income taxes	1,908	1,862
EBITDA	18,558	18,209
Loss (gain) on sale or disposition of assets and sublease, net (a)	379	(28)
Equity-based compensation expense	4,051	1,268
Acquisition-related expense (b)	72	1,174
Special Committee investigation and remediation expense (c)	—	2,086
Fair value adjustments to contingent consideration (d)	(70)	135
Adjusted EBITDA	$22,990	$22,844

(a)

Represents loss (gain) on the sale or disposition of assets as well as the net gain in 2018 on the sublease of a portion of our corporate headquarters office building. Adjustments for subleases relate only to 2018 as such accounting was changed with the implementation of new accounting for leases, as discussed in Note 2, Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements.

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

(d)

Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 10, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our agent base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of agents in the RE/MAX network among other factors. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses, including costs to grow Motto;
(iii)	cash consideration for acquisitions and acquisition-related expenses;
(iv)	principal payments and related interest payments on our Senior Secured Credit Facility;
(v)	investments in technology;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s fourth amended and restated limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company; and
(ix)	payments to the TRA parties pursuant to the TRAs.

We have satisfied these needs primarily through our existing cash balances, cash generated by our operations and funds available under our Senior Secured Credit Facility.

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”), as more fully described in the 2018 Annual Report on Form 10-K. The Senior Secured Credit Facility provided to RE/MAX, LLC $235.0 million in term loans and a $10.0 million revolving facility.

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

As of March 31, 2019, RE/MAX, LLC had $226.7 million of term loans outstanding, net of an unamortized discount and issuance costs, $0.6 million of long-term financing assumed with the acquisition of booj and no revolving loans outstanding under our Senior Secured Credit Facility. As of March 31, 2019, the interest rate on the term loan facility was 5.25%. If any loan or other amounts are outstanding under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio.

Sources and Uses of Cash

As of March 31, 2019, and December 31, 2018, we had $64.8 million and $60.0 million, respectively of cash and cash equivalents, of which approximately $0.5 million and $1.1 million were denominated in foreign currencies, respectively.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Cash provided by (used in):
Operating activities	$22,441	$13,572	$8,869
Investing activities	23,355	(26,941)	50,296
Financing activities	(7,841)	(7,322)	(519)
Effect of exchange rate changes on cash	69	(13)	82
Net change in cash, cash equivalents and restricted cash	$38,024	$(20,704)	$58,728

Operating Activities

During the three months ended March 31, 2019, cash provided by operating activities increased primarily as a result of:

•	an increase in restricted cash of the Marketing Funds of $4.7 million;
•	net payment in February 2018 of $2.6 million to satisfy the terms of a litigation settlement that occurred in the prior year period; and
•	timing differences on various operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2019, cash provided by investing activities was primarily the result of restricted cash acquired in connection with the acquisition of the Marketing Funds. During the same period in 2018, cash used by investing activities was primarily due to the acquisition of booj. See Note 6, Acquisitions to the accompanying unaudited condensed consolidated financial statements for more information.

Financing Activities

During the three months ended March 31, 2019 cash used in financing activities increased primarily due to our Board of Directors declaring a dividend of $0.21 per share on all outstanding shares of Class A common stock during the first quarter of 2019 compared to a dividend of $0.20 per share on all outstanding shares of Class A common stock during the first quarter of 2018.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software and trademark costs was $3.9 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively. These amounts primarily relate to investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees and agents in our network. Total capital expenditures for 2019 are expected to be between $10.0 million and $12.0 million as a result of increased investments in technology. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared and paid quarterly cash dividends of $0.21 per share on all outstanding shares of Class A common stock during the first quarter of 2019, as disclosed in Note 5, Earnings Per Share and Dividends to the accompanying unaudited condensed consolidated financial statements. On May 1, 2019, our Board of Directors declared a quarterly cash dividend of $0.21 per share on all outstanding shares of Class A common stock, which is payable on May 29, 2019 to stockholders of record at the close of business on May 15, 2019. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs in the three months ended March 31, 2019 and 2018 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$55	$9
Dividend distributions	2,638	2,512
Total distributions to RIHI	2,693	2,521
Payments pursuant to the TRAs	—	—
Total distributions to RIHI and TRA payments	$2,693	$2,521

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of March 31, 2019.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2018 Annual Report on Form 10-K for which there were no material changes, included:

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At March 31, 2019, $229.1 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of March 31, 2019, the interest rate was 5.25%. If LIBOR rises, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the three months ended March 31, 2019, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $0.2 million.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2019 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Except for the implementation of certain internal controls related to our January 1, 2019 adoption of new accounting and disclosures of leases (Topic 842), there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our first quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

In March and April of 2019, three putative class action complaints were filed against National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc, RE/MAX Holdings, and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the Northern District of Illinois. The second was filed on April 15, 2019, by plaintiff Sawbill Strategies, Inc., also in the Northern District of Illinois. The third was filed on April 29, 2019, by plaintiffs Joshua Sitzer and Amy Winger in the Western District of Missouri. The three complaints make substantially similar allegations and seek substantially similar relief. The plaintiffs in all three cases allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that the defendant franchisors use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Additionally, plaintiffs Joshua Sitzer and Amy Winger allege violations of the Missouri Merchandising Practices Act. Among other requested relief, plaintiffs seek damages against the defendants and an injunction enjoining defendants from requiring sellers to pay the buyer broker. We intend to vigorously defend against all claims.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”). In addition, the following risk factors update and supplement the risk factors described in our 2018 Annual Report on Form 10-K. Except as provided below, there have been no material changes to the risk factors as disclosed in our 2018 Annual Report on Form 10-K.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

Litigation such as the lawsuits described under “Legal Proceedings” above and other similar proceedings could result in significant costs to us and, even if we are dismissed from such lawsuits, they have the potential to materially alter the United States residential real estate business. This could result in changes that may materially harm our business and that of the RE/MAX franchisees and agents.

We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome or impact of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results from litigation and other proceedings may harm our business and financial condition.

Such litigation and other proceedings may include, but are not limited to, securities litigation including class actions and shareholder derivative litigation, complaints from or litigation by franchisees (which could include claims related to alleged breaches of contract, wrongful termination of franchise arrangements or mismanagement of marketing funds), antitrust or anti-competition claims, including class actions, and actions relating to intellectual property, commercial arrangements and franchising arrangements.

In addition to damages against us, litigation, including litigation that does not directly involve us, could result in injunctions or other relief that could adversely affect our business model or that of our franchisees.

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

A significant increase in consumer use of technology, or the more widespread acceptance of new business models for helping consumers buy and sell homes that eliminate or minimize the role of the real estate agent could have a materially adverse effect on our business, prospects and results of operations. These options include direct-buyer companies (also called iBuyers) that purchase homes directly from the seller at below-market rates in exchange for speed and convenience, and then resell them shortly thereafter at market prices, or discount brokerages who reduce the role of the agent in order to offer sellers a low commission or a flat fee, give rebates to buyers, or require buyers to pay directly for assistance in the buying process. How consumers want to buy or sell houses will determine if these models reduce or replace the long-standing preference for full-service agents.

The real estate business is highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

The businesses of our franchisees are highly regulated and are subject to requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which they do business. Laws, regulations and industry rules contain general standards for and prohibitions on the conduct of real estate brokers and agents, including those relating to licensing of brokers and agents, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer disclosures. Under state law, the franchisees and our real estate brokers have certain duties to supervise and are responsible for the conduct of their brokerage business.

Our franchisees (other than in commercial brokerage transactions) must comply with the Real Estate Settlement Procedures Act (“RESPA”). RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services.

There is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws, regulations, or industry rules could adversely affect our business or our franchisees’ businesses.

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

We, or our franchisees, are also subject to various other rules and regulations such as:

•	the Gramm-Leach-Bliley Act, which governs the disclosure and safeguarding of consumer financial information;
•	the European Union’s General Data Protection Regulation (GDPR) and various state and federal privacy laws protecting consumer data;
•	the USA PATRIOT Act;
•	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;
•	federal and state, “Do Not Call,” “Do Not Fax,” and “Do Not E-Mail” laws;
•	the Fair Housing Act;
•	laws and regulations, including the Foreign Corrupt Practices Act, that impose sanctions on improper payments;
•	laws and regulations in jurisdictions outside the U.S. in which we do business;
•	state and federal employment laws and regulations, including any changes that would require reclassification of independent contractors to employee status, and wage and hour regulations;
•	increases in state, local or federal taxes that could diminish profitability or liquidity
•	consumer fraud statutes; and
•	rules of other industry groups to which our franchisee brokerages belong, such as NAR, multiple listing services and National Association of Mortgage Brokers.

Our or our franchisees’ failure to comply with any of the foregoing laws and regulations may result in fines, penalties, injunctions and/or potential criminal violations. Any changes to these laws, regulations, or industry rules or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Equity Purchase Agreement, dated January 1, 2019, by and between RADF, LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.23

10.2	Asset Purchase Agreement, dated January 1, 2019, by and between RADF, LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.24

10.3	Share Purchase Agreement, dated January 1, 2019, by and between RE/MAX of Western Canada (1998), LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.25

10.4	Share Purchase Agreement, dated January 1, 2019, by and between Motto Franchising, LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.26

10.5	Severance Pay Benefit Plan	8-K	001-36101	4/11/2019	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

RE/MAX Holdings, Inc. (Registrant)

Date:	May 3, 2019	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2019	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	May 3, 2019	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)