Form 10-Q
period 2019-06-30
RE/MAX Holdings, Inc.
filed 2019-08-02
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019.

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of July 31, 2019 was 17,833,158 and 1, respectively.

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	3

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2019 and June 30, 2018	4

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2019 and June 30, 2018	5

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 and June 30, 2018	6

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and June 30, 2018	7

	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	40

Item 4.	Controls and Procedures	41

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

	SIGNATURES	45

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$72,486	$59,974
Restricted cash	23,627	—
Accounts and notes receivable, current portion, less allowances of $9,774 and $7,980, respectively	32,206	21,185
Income taxes receivable	1,669	533
Other current assets	8,474	5,855
Total current assets	138,462	87,547
Property and equipment, net of accumulated depreciation of $14,117 and $13,280 respectively	5,643	4,390
Operating lease right of use assets	53,363	—
Franchise agreements, net	95,407	103,157
Other intangible assets, net	23,478	22,965
Goodwill	150,812	150,684
Deferred tax assets, net	50,997	53,698
Other assets, net of current portion	5,687	4,399
Total assets	$523,849	$426,840
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,673	$1,890
Accrued liabilities	48,937	13,143
Income taxes payable	11	208
Deferred revenue	25,571	25,489
Current portion of debt	2,637	2,622
Current portion of payable pursuant to tax receivable agreements	3,578	3,567
Operating lease liabilities	4,829	—
Total current liabilities	89,236	46,919
Debt, net of current portion	224,090	225,165
Payable pursuant to tax receivable agreements, net of current portion	34,355	37,220
Deferred tax liabilities, net	313	400
Deferred revenue, net of current portion	19,121	20,224
Operating lease liabilities, net of current portion	58,578	—
Other liabilities, net of current portion	6,231	17,637
Total liabilities	431,924	347,565
Commitments and contingencies (note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,809,119 shares issued and outstanding as of June 30, 2019; 17,754,416 shares issued and outstanding as of December 31, 2018	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	463,055	460,101
Retained earnings	26,595	21,138
Accumulated other comprehensive income, net of tax	397	328
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	490,049	481,569
Non-controlling interest	(398,124)	(402,294)
Total stockholders' equity	91,925	79,275
Total liabilities and stockholders' equity	$523,849	$426,840

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Continuing franchise fees	$24,894	$25,211	$49,850	$50,451
Annual dues	8,819	8,973	17,673	17,669
Broker fees	13,459	13,993	22,047	23,181
Marketing Funds fees	18,060	—	36,832	—
Franchise sales and other revenue	6,149	6,100	16,157	15,618
Total revenue	71,381	54,277	142,559	106,919
Operating expenses:
Selling, operating and administrative expenses	25,726	28,307	59,250	62,675
Marketing Funds expenses	18,060	—	36,832	—
Depreciation and amortization	5,541	5,069	11,099	9,644
(Gain) loss on sale or disposition of assets, net	(16)	(13)	363	(31)
Total operating expenses	49,311	33,363	107,544	72,288
Operating income	22,070	20,914	35,015	34,631
Other expenses, net:
Interest expense	(3,154)	(3,171)	(6,309)	(5,895)
Interest income	342	98	662	217
Foreign currency transaction gains (losses)	61	(103)	116	(186)
Total other expenses, net	(2,751)	(3,176)	(5,531)	(5,864)
Income before provision for income taxes	19,319	17,738	29,484	28,767
Provision for income taxes	(3,186)	(3,147)	(5,094)	(5,009)
Net income	$16,133	$14,591	$24,390	$23,758
Less: net income attributable to non-controlling interest (note 4)	7,563	6,943	11,411	11,127
Net income attributable to RE/MAX Holdings, Inc.	$8,570	$7,648	$12,979	$12,631

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.48	$0.43	$0.73	$0.71
Diluted	$0.48	$0.43	$0.73	$0.71
Weighted average shares of Class A common stock outstanding
Basic	17,808,321	17,746,042	17,791,942	17,727,671
Diluted	17,833,958	17,769,641	17,825,880	17,763,592
Cash dividends declared per share of Class A common stock	$0.21	$0.20	$0.42	$0.40

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$16,133	$14,591	$24,390	$23,758
Change in cumulative translation adjustment	65	(85)	134	(167)
Other comprehensive income (loss), net of tax	65	(85)	134	(167)
Comprehensive income	16,198	14,506	24,524	23,591
Less: comprehensive income attributable to non-controlling interest	7,595	6,912	11,476	11,057
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$8,603	$7,594	$13,048	$12,534

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2018	17,696,991	$2	1	$—	$451,199	$8,400	$459	$(410,934)	$49,126
Net income	—	—	—	—	—	4,983	—	4,184	9,167
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,212)	(4,212)
Equity-based compensation expense and related dividend equivalents	46,520	—	—	—	1,268	(48)	—	—	1,220
Dividends to Class A common stockholders	—	—	—	—	—	(3,547)	—	—	(3,547)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(43)	(39)	(82)
Payroll taxes related to net settled restricted stock units	(10,209)	—	—	—	(564)	—	—	—	(564)
Balances, March 31, 2018	17,733,302	2	1	—	451,903	9,788	416	(411,001)	51,108
Net income	—	—	—	—	—	7,648	—	6,943	14,591
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(3,606)	(3,606)
Equity-based compensation expense and related dividend equivalents	18,358	—	—	—	2,162	(65)	—	—	2,097
Dividends to Class A common stockholders	—	—	—	—	—	(3,549)	—	—	(3,549)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(54)	(31)	(85)
Payroll taxes related to net settled restricted stock units	(5,476)	—	—	—	(331)	—	—	—	(331)
Other	—	—	—		311	—	—	—	311
Balances, June 30, 2018	17,746,184	$2	1	$—	$454,045	$13,822	$362	$(407,695)	$60,536

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2019	17,754,416	$2	1	$—	$460,101	$21,138	$328	$(402,294)	$79,275
Net income	—	—	—	—	—	4,409	—	3,848	8,257
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,693)	(2,693)
Equity-based compensation expense and related dividend equivalents	70,797	—	—	—	3,213	(42)	—	—	3,171
Dividends to Class A common stockholders	—	—	—	—	—	(3,740)	—	—	(3,740)
Change in accumulated other comprehensive income	—	—	—	—	—	—	36	33	69
Payroll taxes related to net settled restricted stock units	(17,265)	—	—	—	(713)	—	—	—	(713)
Balances, March 31, 2019	17,807,948	2	1	—	462,601	21,765	364	(401,106)	83,626
Net income	—	—	—	—	—	8,570	—	7,563	16,133
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,613)	(4,613)
Equity-based compensation expense and related dividend equivalents	1,740	—	—	—	182	(1)	—	—	181
Dividends to Class A common stockholders	—	—	—	—	—	(3,739)	—	—	(3,739)
Change in accumulated other comprehensive income	—	—	—	—	—	—	33	32	65
Payroll taxes related to net settled restricted stock units	(569)	—	—	—	(18)	—	—	—	(18)
Other	—	—	—	—	290	—	—	—	290
Balances, June 30, 2019	17,809,119	$2	1	$—	$463,055	$26,595	$397	$(398,124)	$91,925

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$24,390	$23,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,099	9,644
Bad debt expense	2,560	823
Loss (gain) on sale or disposition of assets and sublease, net	363	(141)
Equity-based compensation expense	5,847	3,424
Deferred income tax expense	2,521	2,060
Fair value adjustments to contingent consideration	345	80
Payments pursuant to tax receivable agreements	(2,854)	—
Other, net	685	567
Changes in operating assets and liabilities	(11,973)	(6,285)
Net cash provided by operating activities	32,983	33,930
Cash flows from investing activities:
Purchases of property, equipment and software and capitalization of trademark costs	(7,378)	(1,441)
Acquisitions, net of cash acquired of $0 and $362, respectively	—	(25,888)
Restricted cash acquired with the Marketing Funds acquisition	28,495	—
Other	(1,200)	—
Net cash provided by (used in) investing activities	19,917	(27,329)
Cash flows from financing activities:
Payments on debt	(1,311)	(1,554)
Distributions paid to non-controlling unitholders	(7,306)	(7,818)
Dividends and dividend equivalents paid to Class A common stockholders	(7,522)	(7,209)
Payment of payroll taxes related to net settled restricted stock units	(731)	(895)
Payment of contingent consideration	—	(50)
Net cash used in financing activities	(16,870)	(17,526)
Effect of exchange rate changes on cash	109	(43)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,139	(10,968)
Cash, cash equivalents and restricted cash, beginning of year	59,974	50,807
Cash, cash equivalents and restricted cash, end of period	$96,113	$39,839
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,948	$5,616
Net cash paid for income taxes	$3,885	$3,741
Schedule of non-cash investing activities:
Property, equipment, software and trademarks included in accounts payable and accrued liabilities	$547	$259

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2018, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2019 and the results of its operations and comprehensive income, cash flows and changes in its stockholder’s equity for the three and six months ended June 30, 2019 and 2018. Interim results may not be indicative of full-year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report on Form 10-K”).

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

The Company operates under the following reportable segments:

●	RE/MAX Franchising – comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name and corporate-wide shared services expenses.
●	Marketing Funds – comprises the operations of the Company’s marketing campaigns designed to build and maintain brand awareness and support certain agent marketing technology.

●	Other – comprises the operations of Motto Franchising and booj, which, due to quantitative insignificance, do not meet the criteria of a reportable segment.

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

Continuing Franchise Fees

Revenue from continuing franchise fees consists of fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents in the respective franchised region or office and the number of Motto offices open, reaching the full monthly billing once the Motto office has been open and operating for a year. This revenue is recognized in the month for which the fee is billed. This revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents and number of Motto offices.

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

The activity in the Company’s deferred revenue for annual dues is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets, and consists of the following in aggregate (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Six months ended June 30, 2019	$15,877	$18,828	$(17,673)	$17,032
(a)	Revenue recognized related to the beginning balance was $4.5 million and $11.4 million for the three and six months ended June 30, 2019, respectively.

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

Franchise Sales

Franchise sales comprises revenue from the sale or renewal of franchises. A fee is charged upon a franchise sale or renewal. Those fees are deemed to be a part of the license of symbolic intellectual property and are recognized as revenue over the contractual term of the franchise agreement, which is typically five years for RE/MAX and seven years for Motto. The activity in the Company’s franchise sales deferred revenue accounts consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Six months ended June 30, 2019	$27,560	$3,283	$(4,697)	$26,146
(a)	Revenue recognized related to the beginning balance was $2.1 million and $4.4 million for the three and six months ended June 30, 2019, respectively.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at		Additions to contract	Balance at end
	beginning of period	Expense recognized	cost for new activity	of period
Six months ended June 30, 2019	$3,748	$(704)	$525	$3,569

Other Revenue

Other revenue is primarily revenue from preferred marketing arrangements and event-based revenue from training and other programs. Revenue from preferred marketing arrangements involves both flat fees paid in advance as well as revenue sharing, both of which are generally recognized over the period of the arrangement and are recorded net as the Company does not control the good or service provided. Event-based revenue is recognized when the event occurs and until then is included in “Deferred revenue”. Other revenue also includes revenue from booj’s legacy operations for its external customers as booj continues to provide technology products and services, such as websites, mobile apps, reporting and site tools, to its legacy customers.

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
U.S.	$41,689	$43,343	$83,424	$86,695
Canada	5,893	6,213	11,242	11,976
Global	2,803	2,554	5,543	5,033
Total RE/MAX Franchising	50,385	52,110	100,209	103,704
U.S.	16,381	—	33,053	—
Canada	1,500	—	3,385	—
Global	179	—	394	—
Total Marketing Funds	18,060	—	36,832	—
Other	2,936	2,167	5,518	3,215
Total	$71,381	$54,277	$142,559	$106,919

In the following table, segment revenue is disaggregated by owned or independent regions in the U.S. and Canada for the RE/MAX Franchising segment for the three and six months ended June 30, 2019 and 2018 (in thousands). The split between owned or independent regions is not material to the Marketing Funds or Other segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Company-owned Regions	$34,019	$35,692	$64,037	$67,055
Independent Regions	11,394	11,694	22,317	22,843
Global and Other	4,972	4,724	13,855	13,806
Total RE/MAX Franchising	50,385	52,110	100,209	103,704
Marketing Funds	18,060	—	36,832	—
Other	2,936	2,167	5,518	3,215
Total	$71,381	$54,277	$142,559	$106,919

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remaining 6 months of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Annual dues	$12,615	$4,417	$—	$—	$—	$—	$—	$17,032
Franchise sales	3,737	6,512	5,162	3,693	2,193	1,108	3,741	26,146
Total	$16,352	$10,929	$5,162	$3,693	$2,193	$1,108	$3,741	$43,178

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$72,486	$59,974
Restricted cash	23,627	—
Total cash, cash equivalents and restricted cash	$96,113	$59,974

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

Costs charged from RE/MAX Franchising to the Marketing Funds for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Technology development - operating	$1,199	$2,164
Technology development - capital	1,529	2,464
Marketing staff and administrative services	1,024	2,049
Total	$3,752	$6,677

Costs charged to the Marketing Funds for the three and six months ended June 30, 2018 are disclosed in Note 15, Related-Party Transactions.

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

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), with several subsequent amendments, which eliminates certain disclosure requirements for fair value measurements and requires new or modified disclosures. ASU 2018-13 is effective for the Company beginning January 1, 2020. Certain changes are applied retrospectively to each period presented and others are to be applied either in the period of adoption or prospectively. The Company believes the amendments of ASU 2018-13 will not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

The Company has a lease for its corporate headquarters office building (the “Master Lease”) that expires in 2028. The Company may, at its option, extend the Master Lease for two renewal periods of 10 years. Under the terms of the Master Lease, the Company pays an annual base rent, which escalates 3% each year, including the first optional renewal period. The second optional renewal period resets to fair market rental value, and the rent escalates 3% each year until expiration. The Company pays for operating expenses in connection with the ownership, maintenance, operation, upkeep and repair of the leased space. The Master Lease is the Company’s only significant lease as of June 30, 2019.

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

The Company used its Senior Secured Credit Facility interest rate to extrapolate a rate for each of its leases to calculate the present value of the lease liability and right-of-use asset. A summary of the Company’s lease cost is as follows (in thousands, except for weighted-averages):

Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (a)	$6,112
Sublease income	(724)
Short-term lease cost (b)	5,300
Total lease cost	$10,688
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,211
Weighted-average remaining lease term in years - operating leases	8.9
Weighted-average discount rate - operating leases	6.32%
(a)	Includes approximately $1.8 million of variable lease cost.
(b)	Includes expenses associated with short-term leases of billboard advertisements and is included in “Marketing Funds expenses” on the Condensed Consolidated Statements of Income.

Maturities under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
Remainder of 2019	$4,290	$(559)	$3,731
2020	8,750	(888)	7,862
2021	9,004	(775)	8,229
2022	9,000	(804)	8,196
2023	9,173	(822)	8,351
Thereafter	43,711	(1,382)	42,329
Total lease payments	$83,928	$(5,230)	$78,698
Less: imputed interest	20,521
Present value of lease liabilities	$63,407

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

4. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	June 30, 2019		December 31, 2018
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	41.36%	12,559,600	41.43%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,809,119	58.64%	17,754,416	58.57%
Total common units in RMCO	30,368,719	100.00%	30,314,016	100.00%

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

	Three Months Ended June 30,
	2019			2018
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	58.64%	41.36%	100.00%	58.56%	41.44%	100.00%
Income before provision for income taxes(a)	$11,328	$7,991	$19,319	$10,367	$7,371	$17,738
Provision for income taxes(b)(c)	(2,758)	(428)	(3,186)	(2,719)	(428)	(3,147)
Net income	$8,570	$7,563	$16,133	$7,648	$6,943	$14,591

	Six Months Ended June 30,
	2019			2018
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	58.62%	41.38%	100.00%	58.53%	41.47%	100.00%
Income before provision for income taxes(a)	$17,286	$12,198	$29,484	$16,820	$11,947	$28,767
Provision for income taxes(b)(c)	(4,307)	(787)	(5,094)	(4,189)	(820)	(5,009)
Net income	$12,979	$11,411	$24,390	$12,631	$11,127	$23,758
(a)	The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain relatively insignificant expenses recorded at RE/MAX Holdings.
(b)	The provision for income taxes attributable to RE/MAX Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO. It also includes RE/MAX Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, related primarily to tax liabilities in certain foreign jurisdictions.
(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes related primarily to tax liabilities in certain foreign jurisdictions directly incurred by RMCO or its subsidiaries. Because RMCO is a pass-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement (the “RMCO, LLC Agreement”), RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Tax and other distributions	$2,031	$2,794
Dividend distributions	5,275	5,024
Total distributions to non-controlling unitholders	$7,306	$7,818

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$8,570	$7,648	$12,979	$12,631
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,808,321	17,746,042	17,791,942	17,727,671
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,808,321	17,746,042	17,791,942	17,727,671
Add dilutive effect of the following:
Restricted stock units	25,637	23,599	33,938	35,921
Weighted average shares of Class A common stock outstanding, diluted	17,833,958	17,769,641	17,825,880	17,763,592
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.48	$0.43	$0.73	$0.71
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.48	$0.43	$0.73	$0.71

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

Dividends

Dividends declared and paid quarterly per share on all outstanding shares of Class A common stock were as follows (in thousands, except share and per share information):

	Six Months Ended June 30,
	2019				2018
	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders
Dividend declared during quarter ended:
March 31	March 20, 2019	$0.21	$3,740	$2,638	March 21, 2018	$0.20	$3,547	$2,512
June 30	May 29, 2019	0.21	3,739	2,638	May 30, 2018	0.20	3,549	2,512
		$0.42	$7,479	$5,276		$0.40	$7,096	$5,024

On July 31, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.21 per share on all outstanding shares of Class A common stock, which is payable on August 28, 2019 to stockholders of record at the close of business on August 14, 2019.

6. Acquisitions

Marketing Funds

On January 1, 2019, the Company acquired all of the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger, for a nominal amount. As in the past, the Marketing Funds are contractually obligated to use the funds collected to support both regional and pan-regional marketing campaigns designed to build and maintain brand awareness and to support the Company’s agent marketing technology. The Company does not plan for the use of the funds to change because of this acquisition and consolidation. The acquisitions of the Marketing Funds are part of the Company’s succession plan, and ownership of the Marketing Funds by the franchisor is a common structure. Fees incurred with the acquisition of the Marketing Funds were not material for the three and six months ended June 30, 2019 and the year ended December 31, 2018.

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

The Company finalized its accounting for the acquisition of the Marketing Funds during the three months ended June 30, 2019. The Marketing Funds constitutes a business and was accounted for using the fair value acquisition method. The total purchase price was allocated to the assets acquired based on their estimated fair values.

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

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
	(in thousands, except per share amounts)
Total revenue	$73,055	$145,432
Net income attributable to RE/MAX Holdings, Inc.	$7,648	$11,640
Basic earnings per common share	$0.43	$0.66
Diluted earnings per common share	$0.43	$0.66

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of June 30, 2019			As of December 31, 2018
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$180,867	$(85,460)	$95,407	$180,867	$(77,710)	$103,157
Other intangible assets:
Software (a)	4.3	$25,111	$(7,605)	$17,506	$20,579	$(5,802)	$14,777
Trademarks	9.3	1,886	(938)	948	1,857	(839)	1,018
Non-compete agreements	7.7	3,700	(1,221)	2,479	3,700	(896)	2,804
Training materials	3.0	2,350	(392)	1,958	2,350	(157)	2,193
Other (b)	5.0	800	(213)	587	2,389	(216)	2,173
Total other intangible assets	4.9	$33,847	$(10,369)	$23,478	$30,875	$(7,910)	$22,965
(a)	As of June 30, 2019, and December 31, 2018, capitalized software development costs of $7.4 million and $4.5 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.
(b)	Other consists of customer relationships and a favorable market lease, both obtained in connection with the acquisition of booj. The favorable market lease was subsumed into “Operating lease right of use assets” on the accompanying Condensed Consolidated Balance Sheet upon adopting the new lease standard on January 1, 2019. See Note 2, Summary of Significant Accounting Policies for additional information.

Amortization expense for the three months ended June 30, 2019 and 2018 was $5.1 million and $4.7 million, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $10.3 million and $9.1 million, respectively.

As of June 30, 2019, the estimated future amortization expense for the next five years related to intangible assets is as follows (in thousands):

As of June 30, 2019:
Remainder of 2019	$18,969
2020	$22,271
2021	$21,462
2022	$18,312
2023	$14,157

The following table presents changes to goodwill for the period from January 1, 2019 to June 30, 2019 (in thousands), by segment:

	RE/MAX Franchising	Other	Total
Balance, January 1, 2019	$138,884	$11,800	$150,684
Effect of changes in foreign currency exchange rates	128	—	128
Balance, June 30, 2019	$139,012	$11,800	$150,812

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Marketing Funds (a)	$35,288	$—
Accrued payroll and related employee costs	8,171	6,517
Accrued taxes	1,181	1,480
Accrued professional fees	868	2,010
Other	3,429	3,136
	$48,937	$13,143
(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information. As previously noted, the Marketing Funds were acquired on January 1, 2019.

9. Debt

Debt, net of current portion, consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Senior Secured Credit Facility	$228,538	$229,713
Other long-term financing(a)	494	635
Less unamortized debt issuance costs	(1,332)	(1,481)
Less unamortized debt discount costs	(973)	(1,080)
Less current portion(a)	(2,637)	(2,622)
	$224,090	$225,165
(a)	Includes financing assumed with the acquisition of booj. As of June 30, 2019, the carrying value of this financing approximates the fair value.

Maturities of debt are as follows (in thousands):

As of June 30, 2019:
Remainder of 2019	$1,315
2020	2,704
2021	2,350
2022	2,350
2023	220,313
$229,032

Senior Secured Credit Facility

On December 15, 2016, RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $235.0 million term loan facility which matures on December 15, 2023 and a $10.0 million revolving loan facility which must be repaid on December 15, 2021. As of June 30, 2019, the Company had no revolving loans outstanding under its Senior Secured Credit Facility. As of June 30, 2019, the interest rate on the term loan facility was 5.15%.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

	As of June 30, 2019				As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$5,415	$—	$—	$5,415	$5,070	$—	$—	$5,070

The Company is required to pay additional purchase consideration totaling eight percent of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 50 and 80 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales would decrease the liability by $0.3 million. A 1% change to the discount rate applied to the forecast would change the liability by approximately $0.3 million. The Company measures this liability each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

The table below presents a reconciliation of this liability for the period from January 1, 2019 to June 30, 2019 (in thousands):

Balance at January 1, 2019	$5,070
Fair value adjustments	345
Balance at June 30, 2019	$5,415

The following table summarizes the carrying value and fair value of the Senior Secured Credit Facility as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,		December 31,
	2019		2018
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$226,233	$227,395	$227,152	$221,673

11. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018 is based on an estimate of the Company’s annualized effective income tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted which includes significant changes to the U.S. Corporate tax system. The Company will continue to evaluate tax planning opportunities as well as monitor any changes that might be contained in the final regulations related to TCJA. Such final regulations are expected in 2019.

12. Equity-Based Compensation

Employee stock-based compensation expense, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expense from Time-based awards (a)	$1,872	$1,061	$3,963	$1,861
Expense from Performance-based awards (a)(b)	(872)	1,101	250	1,569
Expense from bonus to be settled in shares (c)	920	—	1,818	—
Equity-based compensation capitalized (a)	(124)	(6)	(184)	(6)
Equity-based compensation expense	1,796	2,156	5,847	3,424
Tax benefit from equity-based compensation	(254)	(305)	(827)	(484)
Excess tax benefit from equity-based compensation	57	(73)	113	(145)
Net compensation cost	$1,599	$1,778	$5,133	$2,795
(a)	Includes expense recognized and costs capitalized in connection with the awards granted to booj employees and former owners at the time of acquisition.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. As of June 30, 2019, certain conditions were no longer deemed probable of being met, primarily for awards that must achieve a certain amount of revenue over a three-year performance period, and the cumulative expense previously recognized was reversed in the current period.
(c)	In 2019, the Company revised its annual bonus plan so that a portion of the bonus for most employees will be settled in shares if the Company meets certain performance metrics. The share amounts to be issued will be determined based on the stock price at the time of vesting in early 2020. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet and are not included in “Additional paid-in capital” until shares are issued.

Time-based Restricted Stock Units

The following table summarizes equity-based compensation activity related to time-based RSUs as of and for the six months ended June 30, 2019:

	Time-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2019	298,610	$51.97
Granted	158,342	$38.61
Shares vested (including tax withholding) (a)	(66,918)	$46.66
Forfeited	(5,844)	$46.41
Balance, June 30, 2019	384,190	$47.48
(a)	Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At June 30, 2019, there was $13.2 million of total unrecognized time-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.15 years for time-based restricted stock units.

Performance-based Restricted Stock Units

The following table summarizes equity-based compensation activity related to performance-based RSUs as of and for the six months ended June 30, 2019:

	Performance-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2019	179,615	$55.75
Granted (a)	93,028	$41.37
Shares vested	(5,620)	$56.59
Forfeited	(30,716)	$52.97
Balance, June 30, 2019	236,307	$39.24
(a)	Represents the total participant target award.

At June 30, 2019, there was $4.3 million of total unrecognized performance-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.06 years for performance-based RSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 2,187,446 additional shares available for the Company to grant as of June 30, 2019.

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

In addition, the Company announced a new service model in early 2019 designed to deliver more value to franchisees, as well as support franchisee growth and professional development (the “New Service Model”). In connection with the New Service Model, the Company incurred approximately $2.1 million in total expenses related to severance and outplacement services provided to certain former employees of the Company, of which $0.7 million in expense was recognized for the three months ended March 31, 2019 and the remainder was recognized in 2018. These expenses are included in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income. All of the above costs were attributable to the RE/MAX Franchising reportable segment.

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

15. Related-Party Transactions

The majority stockholders of RIHI, specifically the Company’s current Chairman and Co-Founder and the Company’s Vice Chair and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. The Company used the golf course and related facilities for business purposes at minimal charge during the six months ended June 30, 2019 and 2018. Additionally, the Company recorded expense of $0.3 million for the value of the benefits provided to Company personnel and others for the complimentary use of the golf course during each of the six months ended June 30, 2019 and 2018, with an offsetting increase in additional paid in capital.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities (primarily the Company’s affiliated marketing funds prior to the acquisition of the Marketing Funds on January 1, 2019), and it allows these companies to share its leased office space. During the three and six months ended June 30, 2018, the total amount allocated for services rendered and rent for office space provided on behalf of affiliated entities was $0.9 million and $1.9 million, respectively. As of January 1, 2019, the affiliated marketing funds are included in the consolidated financial statements (see Note 6, Acquisitions for additional information), and therefore, are no longer considered related parties.

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

The following table presents revenue from external customers by segment for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Continuing franchise fees	$23,978	$24,761	$48,095	$49,562
Annual dues	8,819	8,973	17,673	17,669
Broker fees	13,459	13,994	22,047	23,181
Franchise sales and other revenue	4,129	4,382	12,394	13,292
Total RE/MAX Franchising	50,385	52,110	100,209	103,704
Marketing Funds fees	18,060	—	36,832	—
Other	2,936	2,167	5,518	3,215
Total revenue	$71,381	$54,277	$142,559	$106,919

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Adjusted EBITDA: RE/MAX Franchising	$30,020	$29,990	$54,165	$53,797
Adjusted EBITDA: Other	(138)	(1,245)	(1,293)	(2,208)
Adjusted EBITDA: Consolidated (a)	29,882	28,745	52,872	51,589
Gain (loss) on sale or disposition of assets and sublease, net	16	113	(363)	141
Equity-based compensation expense	(1,796)	(2,156)	(5,847)	(3,424)
Acquisition-related expense (b)	(15)	(313)	(87)	(1,487)
Special Committee investigation and remediation expense (c)	—	(564)	—	(2,650)
Fair value adjustments to contingent consideration (d)	(415)	55	(345)	(80)
Interest income	342	98	662	217
Interest expense	(3,154)	(3,171)	(6,309)	(5,895)
Depreciation and amortization	(5,541)	(5,069)	(11,099)	(9,644)
Income before provision for income taxes	$19,319	$17,738	$29,484	$28,767
(a)	As the revenue for the Marketing Funds are contractually restricted for the benefit of franchisees and the Company has an equal and offsetting amount of expenses such that there is no impact to overall profitability of the Company, there is no Adjusted EBITDA for the Marketing Funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the Company’s presentation of Adjusted EBITDA and a reconciliation of the differences between the Company’s Adjusted EBITDA and net income, which is the most comparable GAAP measure for operating performance.
(b)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(c)	Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.
(d)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 10, Fair Value Measurements for additional information.

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

On February 26, 2018, we acquired Active Website, LLC, (“booj”), a real estate technology company, in order to deliver core technology solutions designed for and with RE/MAX affiliates. In January 2019, the Company acquired all of the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger. All of these entities, except for the Western Canada region, were then merged into a new entity called RE/MAX Marketing Fund (with the Western Canada fund, collectively, the “Marketing Funds”). This acquisition resulted in two reportable segments: RE/MAX Franchising and the Marketing Funds. The Company recognizes an equal and offsetting amount of expenses to revenue for the Marketing Funds such that there is no impact to overall profitability of the Company. As such, segment results specific to the Marketing Funds are not discussed below.

Financial and Operational Highlights – Three Months Ended June 30, 2019

(Compared to three months ended June 30, 2018, unless otherwise noted)

●	Total agent count grew by 3.2% to 127,020 agents.
●	U.S. and Canada combined agent count decreased 2.0% to 84,133 agents.
●	Revenue of $71.4 million, up 31.5% from the prior year. Excluding the acquisition of the Marketing Funds, revenue decreased $1.0 million from the prior year.
●	Net income attributable to RE/MAX Holdings, Inc. of $8.6 million.
●	Adjusted EBITDA of $29.9 million and Adjusted EBITDA margin of 41.9%. Adjusted EBITDA margin decreased considerably from the prior year because of the acquisition of the Marketing Funds, which increased revenue significantly, but had no impact to Adjusted EBITDA.

During the three months ended June 30, 2019, we grew our total agent count 3.2% as compared to the three months ended June 30, 2018 led by strong growth in international markets. Intense competition and the subdued housing markets in both the U.S. and Canada continued to pressure agent count in those markets where we experienced a combined decline of 2.0% from the prior year quarter. Our Motto Mortgage business continued to expand with 98 open franchises as of June 30, 2019. Despite a 2.6% decline in U.S. existing home sales according to the Federal Reserve Economic Data observations (“FRED”), our agent-centric business model and differentiated revenue streams only experienced a 1.8% decline in revenue, excluding the Marketing Funds, during the three months ended June 30, 2019 compared to the prior year period. We also maintain a low fixed-cost structure which yields high margins and significant cash flow. The expansion of Motto Mortgage, the favorable timing of certain expenses and the prudent management of our cost structure resulted in approximately 300bps of Adjusted EBITDA margin expansion, excluding the impact of the acquisition of the Marketing Funds, during the three months ended June 30, 2019 compared to the prior year period. Lastly, we continue to invest strategically and meaningfully in our network, our value proposition and future growth opportunities. We expect to begin introducing the powerful, fully integrated booj technology platform that has been custom-built for RE/MAX’s unique entrepreneurial culture in the third quarter of 2019 in our U.S. Company-owned regions. Beginning next year, we plan to offer the booj platform to participating Independent U.S. regions and to Canada. Ultimately, we plan to offer the platform throughout our global network. We plan to continue to innovate and release ongoing updates to the platform including the deployment of an enhanced consumer facing app and www.remax.com experience.

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

	Six Months Ended
	June 30,
	2019	2018
Total agent count growth	3.2%	5.9%

Agent Count:
U.S.	62,700	64,495
Canada	21,433	21,366
U.S. and Canada Total	84,133	85,861
Outside U.S. and Canada	42,887	37,221
Network-wide agent count	127,020	123,082

Motto open offices	98	51

RE/MAX franchise sales (a)	368	455
Motto franchise sales	17	23
(a)	Includes franchise sales in the U.S., Canada and global regions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Total revenue	$71,381	$54,277	$142,559	$106,919
Total selling, operating and administrative expenses	$25,726	$28,307	$59,250	$62,675
Operating income	$22,070	$20,914	$35,015	$34,631
Net income attributable to RE/MAX Holdings, Inc.	$8,570	$7,648	$12,979	$12,631
Adjusted EBITDA (a)	$29,882	$28,745	$52,872	$51,589
Adjusted EBITDA margin (a)	41.9%	53.0%	37.1%	48.3%
(a)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue. Adjusted EBITDA margins decreased considerably from the prior year because of the acquisition of the Marketing Funds, which increased revenue significantly, but had no impact to Adjusted EBITDA.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue

A summary of the components of our revenue for the three months ended June 30, 2019 and 2018 is as follows (in thousands except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Revenue:
Continuing franchise fees	$24,894	$25,211	$(317)	(1.3)%
Annual dues	8,819	8,973	(154)	(1.7)%
Broker fees	13,459	13,993	(534)	(3.8)%
Marketing Funds fees	18,060	—	18,060	n/m
Franchise sales and other revenue	6,149	6,100	49	0.8%
Total revenue	$71,381	$54,277	$17,104	31.5%

n/m – not meaningful

Consolidated revenue increased $17.1 million, or 31.5%, due to acquisitions of the Marketing Funds, which added $18.1 million, or 33.3%, partially offset by a decrease in organic revenue of $0.8 million, or 1.4%, and foreign currency movements of $0.2 million, or 0.4%.

Continuing Franchise Fees

Revenue from continuing franchise fees decreased primarily due to agent count decreases in the U.S. and Company-owned regions in Canada and was partially offset by Motto expansion.

Annual Dues

Revenue from annual dues decreased primarily due to agent count declines.

Broker Fees

Revenue from broker fees decreased primarily due to lower total transactions per agent given the 2.6% decline in U.S. existing home sales according to FRED, partially offset by rising home prices.

Marketing Funds fees

Revenue from the Marketing Funds fees increased due to the acquisition of the Marketing Funds on January 1, 2019.

Franchise Sales and Other Revenue

Franchise sales and other revenue was relatively flat compared to the prior year period.

Operating Expenses

A summary of the components of our operating expenses for the three months ended June 30, 2019 and 2018 is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Operating expenses:
Selling, operating and administrative expenses	$25,726	$28,307	$2,581	9.1%
Marketing Funds expenses	18,060	—	(18,060)	n/m
Depreciation and amortization	5,541	5,069	(472)	(9.3)%
(Gain) on sale or disposition of assets, net	(16)	(13)	3	(23.1)%
Total operating expenses	$49,311	$33,363	$(15,948)	(47.8)%
Percent of revenue	69.1%	61.5%

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

A summary of the components of our selling, operating and administrative expenses for the three months ended June 30, 2019 and 2018 is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Selling, operating and administrative expenses:
Personnel	$14,538	$16,093	$1,555	9.7%
Professional fees	1,805	3,462	1,657	47.9%
Rent and related facility operations	2,211	2,236	25	1.1%
Other	7,172	6,516	(656)	(10.1)%
Total selling, operating and administrative expenses	$25,726	$28,307	$2,581	9.1%
Percent of revenue	36.0%	52.2%

Total selling, operating and administrative expenses decreased as follows:

●	Personnel costs decreased primarily due to a reduction in technology investment costs, reduced stock compensation expense, and various other savings in personnel costs.
●	Professional fees decreased primarily due to costs incurred in 2018 related to legal fees, primarily related to an investigation by a special committee of our Board of Directors (the “Special Committee”). These costs did not recur in 2019.
●	Other selling, operating and administrative expenses increased primarily due to increases in property tax expense (driven by an increase in the assessed value of our corporate headquarters) and bad debt expense, partially offset by a decrease in costs associated with our events.

Marketing Funds Expenses

Marketing Funds expenses increased due to the acquisition of the Marketing Funds on January 1, 2019. The Company recognizes an equal and offsetting amount of expenses to revenue such that there is no impact to overall profitability of the Company.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to amortization expense related to intangibles acquired in connection with the acquisition of booj in 2018. See Note 6, Acquisitions to the accompanying unaudited condensed consolidated financial statements for additional information.

Other Expenses, Net

A summary of the components of our other expenses, net for the three months ended June 30, 2019 and 2018 is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Other expenses, net:
Interest expense	$(3,154)	$(3,171)	$17	0.5%
Interest income	342	98	244	n/m
Foreign currency transaction gains (losses)	61	(103)	164	n/m
Total other expenses, net	$(2,751)	$(3,176)	$425	13.4%
Percent of revenue	3.9%	5.9%

n/m – not meaningful

Other expenses, net decreased primarily due to an increase in interest income and foreign currency gains that were primarily a result of fluctuations of the Canadian dollar against the U.S. dollar.

Provision for Income Taxes

Our effective income tax rate decreased to 16.5% from 17.7% for the three months ended June 30, 2019 and 2018, respectively, primarily due to differences in treatment of foreign income and taxes. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 4, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $29.9 million for the three months ended June 30, 2019, an increase of $1.1 million from the comparable prior year period. Adjusted EBITDA increased primarily due to lower costs for personnel and legal expenses and expansion of Motto, partially offset by slightly lower organic revenue growth.

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenue

A summary of the components of our revenue for the six months ended June 30, 2019 and 2018 is as follows (in thousands except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Revenue:
Continuing franchise fees	$49,850	$50,451	$(601)	(1.2)%
Annual dues	17,673	17,669	4	n/m
Broker fees	22,047	23,181	(1,134)	(4.9)%
Marketing Funds fees	36,832	—	36,832	n/m
Franchise sales and other revenue	16,157	15,618	539	3.5%
Total revenue	$142,559	$106,919	$35,640	33.3%

Consolidated revenue increased $35.6 million, or 33.3%, due to acquisitions of the Marketing Funds and booj, which added $37.9 million, or 35.5%, partially offset by a decrease in organic revenue of $1.9 million, or 1.7%, and foreign currency movements of $0.4 million, or 0.4%.

Continuing Franchise Fees

Revenue from continuing franchise fees decreased primarily due to agent count decreases in the U.S. and Company-owned regions in Canada and was partially offset by Motto expansion.

Annual Dues

Revenue from annual dues was flat due to a fee increase from July 1, 2017 offsetting the impact of agent count declines.

Broker Fees

Revenue from broker fees decreased primarily due to lower total transactions per agent given the 4.2% decline in U.S. existing home sales according to FRED, partially offset by rising home prices.

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

Operating Expenses

A summary of the components of our operating expenses for the six months ended June 30, 2019 and 2018 is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Operating expenses:
Selling, operating and administrative expenses	$59,250	$62,675	$3,425	5.5%
Marketing Funds expenses	36,832	—	(36,832)	n/m
Depreciation and amortization	11,099	9,644	(1,455)	(15.1)%
Loss (gain) on sale or disposition of assets, net	363	(31)	(394)	n/m
Total operating expenses	$107,544	$72,288	$(35,256)	(48.8)%
Percent of revenue	75.4%	67.6%

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

A summary of the components of our selling, operating and administrative expenses for the six months ended June 30, 2019 and 2018 is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Selling, operating and administrative expenses:
Personnel	$31,993	$31,041	$(952)	(3.1)%
Professional fees	4,333	9,089	4,756	52.3%
Rent and related facility operations	4,435	4,617	182	3.9%
Other	18,489	17,928	(561)	(3.1)%
Total selling, operating and administrative expenses	$59,250	$62,675	$3,425	5.5%
Percent of revenue	41.6%	58.6%

Total selling, operating and administrative expenses decreased as follows:

●	Personnel costs increased primarily due to costs to support booj’s operations assisting its legacy customers.
●	Professional fees decreased primarily due to costs incurred in 2018 related to an investigation by a special committee of our Board of Directors (the “Special Committee”) of $2.3 million and legal fees, primarily related to the settlement of the Tails litigation. These costs did not recur in 2019.
●	Other selling, operating and administrative expenses increased primarily due to increases in property tax expense (driven by an increase in the assessed value of our corporate headquarters) and bad debt expense and investments in technology, partially offset by a decrease in advertising expense.

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

Other Expenses, Net

A summary of the components of our other expenses, net for the six months ended June 30, 2019 and 2018 is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Other expenses, net:
Interest expense	$(6,309)	$(5,895)	$(414)	(7.0)%
Interest income	662	217	445	n/m
Foreign currency transaction gains (losses)	116	(186)	302	n/m
Total other expenses, net	$(5,531)	$(5,864)	$333	5.7%
Percent of revenue	3.9%	5.5%

Other expenses, net decreased due to an increase in interest income and foreign currency gains that were primarily a result of fluctuations of the Canadian dollar against the U.S. dollar, partially offset by an increase in interest expense due to an increase in interest rates on our Senior Secured Credit Facility (as defined below).

Provision for Income Taxes

Our effective income tax rate decreased to 17.3% from 17.4% for the six months ended June 30, 2019 and 2018, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 4, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $52.9 million for the six months ended June 30, 2019, an increase of $1.3 million from the comparable prior year period. Adjusted EBITDA increased primarily due to severance costs incurred in the prior year period and continued Motto growth, partially offset by an increase in bad debt expense.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2019 and 2018 is set forth in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$16,133	$14,591	$24,390	$23,758
Depreciation and amortization	5,541	5,069	11,099	9,644
Interest expense	3,154	3,171	6,309	5,895
Interest income	(342)	(98)	(662)	(217)
Provision for income taxes	3,186	3,147	5,094	5,009
EBITDA	27,672	25,880	46,230	44,089
(Gain) loss on sale or disposition of assets and sublease, net	(16)	(113)	363	(141)
Equity-based compensation expense	1,796	2,156	5,847	3,424
Acquisition-related expense (a)	15	313	87	1,487
Special Committee investigation and remediation expense (b)	—	564	—	2,650
Fair value adjustments to contingent consideration (c)	415	(55)	345	80
Adjusted EBITDA	$29,882	$28,745	$52,872	$51,589
(a)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(b)	Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.
(c)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 10, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

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

As of June 30, 2019, RE/MAX, LLC had $226.2 million of term loans outstanding, net of an unamortized discount and issuance costs, $0.5 million of long-term financing assumed with the acquisition of booj and no revolving loans outstanding under our Senior Secured Credit Facility. As of June 30, 2019, the interest rate on the term loan facility was 5.15%. If any loan or other amounts are outstanding under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio.

Sources and Uses of Cash

As of June 30, 2019, and December 31, 2018, we had $72.5 million and $60.0 million, respectively of cash and cash equivalents, of which approximately $0.9 million and $1.1 million were denominated in foreign currencies, respectively.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended
	June 30,
	2019	2018	Change
Cash provided by (used in):
Operating activities	$32,983	$33,930	$(947)
Investing activities	19,917	(27,329)	47,246
Financing activities	(16,870)	(17,526)	656
Effect of exchange rate changes on cash	109	(43)	152
Net change in cash, cash equivalents and restricted cash	$36,139	$(10,968)	$47,107

Operating Activities

During the six months ended June 30, 2019, cash provided by operating activities decreased primarily as a result of:

●	a decrease in restricted cash of the Marketing Funds of $4.9 million, partially offset by;
●	a net payment in February 2018 of $2.6 million to satisfy the terms of a litigation settlement that occurred in the prior year period; and
●	an Adjusted EBITDA increase of $1.3 million.

Investing Activities

During the six months ended June 30, 2019, cash provided by investing activities was primarily the result of restricted cash acquired in connection with the acquisition of the Marketing Funds, partially offset by investments in software. During the same period in 2018, cash used by investing activities was primarily due to the acquisition of booj. See Note 6, Acquisitions to the accompanying unaudited condensed consolidated financial statements for more information.

Financing Activities

During the six months ended June 30, 2019 cash used in financing activities increased primarily due to our Board of Directors declaring a dividend of $0.21 per share on all outstanding shares of Class A common stock during the first and second quarters of 2019 compared to a dividend of $0.20 per share on all outstanding shares of Class A common stock during the first and second quarters of 2018.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software and trademark costs was $7.4 million and $1.4 million during the six months ended June 30, 2019 and 2018, respectively. These amounts primarily relate to investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees and agents in our network. Total capital expenditures for 2019 are expected to be between $12.0 million and $14.0 million as a result of increased investments in technology. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared and paid quarterly cash dividends of $0.21 per share on all outstanding shares of Class A common stock during the first and second quarters of 2019, as disclosed in Note 5, Earnings Per Share and Dividends to the accompanying unaudited condensed consolidated financial statements. On July 31, 2019, our Board of Directors declared a quarterly cash dividend of $0.21 per share on all outstanding shares of Class A common stock, which is payable on August 28, 2019 to stockholders of record at the close of business on August 14, 2019. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs in the six months ended June 30, 2019 and 2018 were comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$2,031	$2,794
Dividend distributions	5,275	5,024
Total distributions to RIHI	7,306	7,818
Payments pursuant to the TRAs	2,854	—
Total distributions to RIHI and TRA payments	$10,160	$7,818

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of June 30, 2019.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2018 Annual Report on Form 10-K for which there were no material changes, included:

●	Goodwill
●	Franchise Agreements and Other Intangible Assets
●	Purchase Accounting for Acquisitions
●	Contingent Consideration
●	Income Tax Accounting
●	Deferred Tax Assets and TRA Liability
●	General Litigation Matters

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At June 30, 2019, $228.5 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of June 30, 2019, the interest rate was 5.15%. If LIBOR rises, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the three and six months ended June 30, 2019, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $0.3 million and $0.5 million, respectively.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2019 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our second quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

In March and April of 2019, three putative class action complaints were filed against National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc, RE/MAX Holdings, and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the Northern District of Illinois. The second was filed on April 15, 2019, by plaintiff Sawbill Strategies, Inc., also in the Northern District of Illinois. These two actions have now been consolidated. A third action was filed by plaintiffs Joshua Sitzer and Amy Winger in the Western District of Missouri. The complaints make substantially similar allegations and seek substantially similar relief. The plaintiffs allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints add allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. Additionally, plaintiffs Joshua Sitzer and Amy Winger allege violations of the Missouri Merchandising Practices Act. By agreement, RE/MAX, LLC was substituted for RE/MAX Holdings as defendant in the actions. Among other requested relief, plaintiffs seek damages against the defendants and an injunction enjoining defendants from requiring sellers to pay the buyer broker. We intend to vigorously defend against all claims.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “Quarterly Report on Form 10-Q”). There have been no material changes to the risk factors as disclosed in our 2018 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	August 2, 2019	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2019	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	August 2, 2019	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)