Form 10-Q
period 2019-09-30
RE/MAX Holdings, Inc.
filed 2019-11-01
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019.

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

(303) 770-5531

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	RMAX	New York Stock Exchange

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of October 31, 2019 was 17,835,719 and 1, respectively.

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2019 and September 30, 2018	4

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and September 30, 2018	5

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and September 30, 2018	6

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and September 30, 2018	8

	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	41

Item 4.	Controls and Procedures	42

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

	SIGNATURES	46

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$87,763	$59,974
Restricted cash	19,118	—
Accounts and notes receivable, current portion, less allowances of $11,273 and $7,980, respectively	30,722	21,185
Income taxes receivable	1,508	533
Other current assets	12,165	5,855
Total current assets	151,276	87,547
Property and equipment, net of accumulated depreciation of $14,572 and $13,280, respectively	5,462	4,390
Operating lease right of use assets	52,258	—
Franchise agreements, net	91,538	103,157
Other intangible assets, net	24,946	22,965
Goodwill	150,776	150,684
Deferred tax assets, net	49,971	53,698
Other assets, net of current portion	5,506	4,399
Total assets	$531,733	$426,840
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,428	$1,890
Accrued liabilities	51,129	13,143
Income taxes payable	143	208
Deferred revenue	24,996	25,489
Current portion of debt	2,645	2,622
Current portion of payable pursuant to tax receivable agreements	3,578	3,567
Operating lease liabilities	4,957	—
Total current liabilities	90,876	46,919
Debt, net of current portion	223,556	225,165
Payable pursuant to tax receivable agreements, net of current portion	34,355	37,220
Deferred tax liabilities, net	328	400
Deferred revenue, net of current portion	18,851	20,224
Operating lease liabilities, net of current portion	57,280	—
Other liabilities, net of current portion	6,077	17,637
Total liabilities	431,323	347,565
Commitments and contingencies (note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 180,000,000 shares authorized; 17,835,719 shares issued and outstanding as of September 30, 2019; 17,754,416 shares issued and outstanding as of December 31, 2018	2	2
Class B common stock, par value $0.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	462,245	460,101
Retained earnings	31,992	21,138
Accumulated other comprehensive income, net of tax	379	328
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	494,618	481,569
Non-controlling interest	(394,208)	(402,294)
Total stockholders' equity	100,410	79,275
Total liabilities and stockholders' equity	$531,733	$426,840

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Continuing franchise fees	$25,168	$25,495	$75,018	$75,946
Annual dues	8,835	9,106	26,508	26,775
Broker fees	13,292	13,488	35,339	36,669
Marketing Funds fees	18,034	—	54,866	—
Franchise sales and other revenue	6,212	6,777	22,369	22,395
Total revenue	71,541	54,866	214,100	161,785
Operating expenses:
Selling, operating and administrative expenses	24,478	27,461	83,728	90,136
Marketing Funds expenses	18,034	—	54,866	—
Depreciation and amortization	5,595	5,608	16,694	15,252
(Gain) loss on sale or disposition of assets, net	(10)	(10)	353	(41)
Total operating expenses	48,097	33,059	155,641	105,347
Operating income	23,444	21,807	58,459	56,438
Other expenses, net:
Interest expense	(3,089)	(3,050)	(9,398)	(8,945)
Interest income	412	180	1,074	397
Foreign currency transaction gains (losses)	(50)	24	66	(162)
Total other expenses, net	(2,727)	(2,846)	(8,258)	(8,710)
Income before provision for income taxes	20,717	18,961	50,201	47,728
Provision for income taxes	(3,453)	(3,420)	(8,547)	(8,429)
Net income	$17,264	$15,541	$41,654	$39,299
Less: net income attributable to non-controlling interest (note 4)	8,091	7,402	19,502	18,529
Net income attributable to RE/MAX Holdings, Inc.	$9,173	$8,139	$22,152	$20,770

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.51	$0.46	$1.24	$1.17
Diluted	$0.51	$0.46	$1.24	$1.17
Weighted average shares of Class A common stock outstanding
Basic	17,826,332	17,746,184	17,803,708	17,733,910
Diluted	17,840,158	17,771,212	17,830,942	17,767,638
Cash dividends declared per share of Class A common stock	$0.21	$0.20	$0.63	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$17,264	$15,541	$41,654	$39,299
Change in cumulative translation adjustment	(39)	90	95	(77)
Other comprehensive income (loss), net of tax	(39)	90	95	(77)
Comprehensive income	17,225	15,631	41,749	39,222
Less: comprehensive income attributable to non-controlling interest	8,070	7,435	19,546	18,492
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$9,155	$8,196	$22,203	$20,730

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2019	17,754,416	$2	1	$—	$460,101	$21,138	$328	$(402,294)	$79,275
Net income	—	—	—	—	—	4,409	—	3,848	8,257
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,693)	(2,693)
Equity-based compensation expense and related dividend equivalents	70,797	—	—	—	3,213	(42)	—	—	3,171
Dividends to Class A common stockholders	—	—	—	—	—	(3,740)	—	—	(3,740)
Change in accumulated other comprehensive income	—	—	—	—	—	—	36	33	69
Payroll taxes related to net settled restricted stock units	(17,265)	—	—	—	(713)	—	—	—	(713)
Balances, March 31, 2019	17,807,948	2	1	—	462,601	21,765	364	(401,106)	83,626
Net income	—	—	—	—	—	8,570	—	7,563	16,133
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,613)	(4,613)
Equity-based compensation expense and related dividend equivalents	1,740	—	—	—	182	(1)	—	—	181
Dividends to Class A common stockholders	—	—	—	—	—	(3,739)	—	—	(3,739)
Change in accumulated other comprehensive income	—	—	—	—	—	—	33	32	65
Payroll taxes related to net settled restricted stock units	(569)	—	—	—	(18)	—	—	—	(18)
Other	—	—	—	—	290	—	—	—	290
Balances, June 30, 2019	17,809,119	$2	1	$—	$463,055	$26,595	$397	$(398,124)	$91,925
Net income	—	—	—	—	—	9,173	—	8,091	17,264
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,154)	(4,154)
Equity-based compensation expense and related dividend equivalents	30,278	—	—	—	(888)	(31)	—	—	(919)
Dividends to Class A common stockholders	—	—	—	—	—	(3,745)	—	—	(3,745)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(18)	(21)	(39)
Payroll taxes related to net settled restricted stock units	(3,678)	—	—	—	(105)	—	—	—	(105)
Other	—	—	—	—	183	—	—	—	183
Balances, September 30, 2019	17,835,719	$2	1	$—	$462,245	$31,992	$379	$(394,208)	$100,410

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2018	17,696,991	$2	1	$—	$451,199	$8,400	$459	$(410,934)	$49,126
Net income	—	—	—	—	—	4,983	—	4,184	9,167
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,212)	(4,212)
Equity-based compensation expense and related dividend equivalents	46,520	—	—	—	1,268	(48)	—	—	1,220
Dividends to Class A common stockholders	—	—	—	—	—	(3,547)	—	—	(3,547)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(43)	(39)	(82)
Payroll taxes related to net settled restricted stock units	(10,209)	—	—	—	(564)	—	—	—	(564)
Balances, March 31, 2018	17,733,302	2	1	—	451,903	9,788	416	(411,001)	51,108
Net income	—	—	—	—	—	7,648	—	6,943	14,591
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(3,606)	(3,606)
Equity-based compensation expense and related dividend equivalents	18,358	—	—	—	2,162	(65)	—	—	2,097
Dividends to Class A common stockholders	—	—	—	—	—	(3,549)	—	—	(3,549)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(54)	(31)	(85)
Payroll taxes related to net settled restricted stock units	(5,476)	—	—	—	(331)	—	—	—	(331)
Other	—	—	—		311	—	—	—	311
Balances, June 30, 2018	17,746,184	$2	1	$—	$454,045	$13,822	$362	$(407,695)	$60,536
Net income	—	—	—	—	—	8,139	—	7,402	15,541
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(3,441)	(3,441)
Equity-based compensation expense and related dividend equivalents	—	—	—	—	2,776	—	—	—	2,776
Dividends to Class A common stockholders	—	—	—	—	—	(3,549)	—	—	(3,549)
Change in accumulated other comprehensive income	—	—	—	—	—	—	57	33	90
Payroll taxes related to net settled restricted stock units	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	205	—	—	—	205
Balances, September 30, 2018	17,746,184	$2	1	$—	$457,026	$18,412	$419	$(403,701)	$72,158

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$41,654	$39,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,694	15,252
Bad debt expense	3,420	1,257
Loss (gain) on sale or disposition of assets and sublease, net	353	(146)
Equity-based compensation expense	4,860	6,141
Deferred income tax expense	3,630	3,503
Fair value adjustments to contingent consideration	330	(860)
Payments pursuant to tax receivable agreements	(2,854)	(5,047)
Other, net	840	902
Changes in operating assets and liabilities	(13,740)	(3,279)
Net cash provided by operating activities	55,187	57,022
Cash flows from investing activities:
Purchases of property, equipment and software and capitalization of trademark costs	(10,093)	(5,316)
Acquisitions, net of cash acquired of $— and $362, respectively	—	(25,888)
Restricted cash acquired with the Marketing Funds acquisition	28,495	—
Other	(1,200)	—
Net cash provided by (used in) investing activities	17,202	(31,204)
Cash flows from financing activities:
Payments on debt	(1,964)	(2,382)
Distributions paid to non-controlling unitholders	(11,460)	(11,259)
Dividends and dividend equivalents paid to Class A common stockholders	(11,298)	(10,758)
Payment of payroll taxes related to net settled restricted stock units	(836)	(895)
Payment of contingent consideration	—	(50)
Net cash used in financing activities	(25,558)	(25,344)
Effect of exchange rate changes on cash	76	(18)
Net increase (decrease) in cash, cash equivalents and restricted cash	46,907	456
Cash, cash equivalents and restricted cash, beginning of year	59,974	50,807
Cash, cash equivalents and restricted cash, end of period	$106,881	$51,263
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,004	$8,487
Net cash paid for income taxes	$6,032	$4,802
Schedule of non-cash investing activities:
Increase (decrease) in accounts payable and accrued liabilities for purchases of property, equipment, software and capitalization of trademark costs	$(577)	$522

See accompanying notes to unaudited condensed consolidated financial statements.

1. Business and Organization

RE/MAX Holdings, Inc. (“RE/MAX Holdings”) and its consolidated subsidiaries, including RMCO, LLC (“RMCO”), are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand. RE/MAX, founded in 1973, has over 128,000 agents operating in over 8,000 offices and a presence in more than 110 countries and territories. Motto Mortgage (“Motto”), founded in 2016, is the first nationally franchised mortgage brokerage in the U.S.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2018, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of RE/MAX Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2019 and the results of its operations and comprehensive income, cash flows and changes in its stockholder’s equity for the three and nine months ended September 30, 2019 and 2018. Interim results may not be indicative of full-year performance. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report on Form 10-K”).

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

The Company operates under the following reportable segments:

●	RE/MAX Franchising – comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name and corporate-wide shared services expenses.
●	Marketing Funds – comprises the operations of the Company’s marketing campaigns designed to build and maintain brand awareness and support certain agent marketing technology.

●	Other – comprises the operations of Motto Franchising and the legacy operations of booj (see Note 6, Acquisitions for additional information), which, due to quantitative insignificance, do not meet the criteria of a reportable segment.

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

Marketing Funds Fees

Revenue from Marketing Funds fees consists of fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents in the respective franchised region or office or the number of Motto offices. These revenues are obligated to be used for marketing campaigns to build brand awareness and to support agent marketing technology. Amounts received into the Marketing Funds are recognized as revenue in the month for which the fee is billed. This revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents or number of Motto offices.

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

The activity in the Company’s deferred revenue for annual dues is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets, and consists of the following in aggregate (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Nine months ended September 30, 2019	$15,877	$26,877	$(26,508)	$16,246
(a)	Revenue recognized related to the beginning balance was $2.5 million and $13.9 million for the three and nine months ended September 30, 2019, respectively.

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

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Nine months ended September 30, 2019	$27,560	$5,410	$(7,133)	$25,837
(a)	Revenue recognized related to the beginning balance was $2.1 million and $6.5 million for the three and nine months ended September 30, 2019, respectively.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at	Expense	Additions to contract	Balance at end
	beginning of period	recognized	cost for new activity	of period
Nine months ended September 30, 2019	$3,748	$(969)	$705	$3,484

Other Revenue

Other revenue is primarily revenue from preferred marketing arrangements and event-based revenue from training and other programs. Revenue from preferred marketing arrangements involves both flat fees paid in advance as well as revenue sharing, both of which are recognized over the period of the arrangement and are recorded net as the Company does not control the good or service provided. Event-based revenue is recognized when the event occurs and until then is included in “Deferred revenue”. Other revenue also includes revenue from booj’s legacy operations for its external customers as booj continues to provide technology products and services, such as websites, mobile apps, and reporting and website tools, to its legacy customers.

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
U.S.	$42,013	$43,689	$125,437	$130,384
Canada	5,886	6,170	17,128	18,146
Global	3,182	2,591	8,725	7,624
Total RE/MAX Franchising	51,081	52,450	151,290	156,154
U.S.	16,163	—	49,216	—
Canada	1,644	—	5,029	—
Global	227	—	621	—
Total Marketing Funds	18,034	—	54,866	—
Other	2,426	2,416	7,944	5,631
Total	$71,541	$54,866	$214,100	$161,785

In the following table, segment revenue is disaggregated by owned or independent regions in the U.S. and Canada for the RE/MAX Franchising segment (in thousands). The split between owned or independent regions is not material to the Marketing Funds or Other segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Company-owned Regions	$33,941	$35,138	$97,978	$102,193
Independent Regions	11,211	11,904	33,528	34,747
Global and Other	5,929	5,408	19,784	19,214
Total RE/MAX Franchising	51,081	52,450	151,290	156,154
Marketing Funds	18,034	—	54,866	—
Other	2,426	2,416	7,944	5,631
Total	$71,541	$54,866	$214,100	$161,785

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remaining 3 months of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Annual dues	$7,132	$9,114	$—	$—	$—	$—	$—	$16,246
Franchise sales	1,900	6,805	5,460	4,012	2,516	1,294	3,850	25,837
Total	$9,032	$15,919	$5,460	$4,012	$2,516	$1,294	$3,850	$42,083

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$87,763	$59,974
Restricted cash	19,118	—
Total cash, cash equivalents and restricted cash	$106,881	$59,974

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

Costs charged from RE/MAX Franchising to the Marketing Funds are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Technology development - operating	$1,523	$3,687
Technology development - capital	1,420	3,884
Marketing staff and administrative services	589	2,638
Total	$3,532	$10,209

Costs charged to the Marketing Funds for the three and nine months ended September 30, 2018 are disclosed in Note 15, Related-Party Transactions.

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

The Company has a lease for its corporate headquarters office building (the “Master Lease”) that expires in 2028. The Company may, at its option, extend the Master Lease for two renewal periods of 10 years. Under the terms of the Master Lease, the Company pays an annual base rent, which escalates 3% each year, including the first optional renewal period. The second optional renewal period resets to fair market rental value, and the rent escalates 3% each year until expiration. The Company pays for insurance, property taxes and operating expenses of the leased space. The Master Lease is the Company’s only significant lease.

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

The Company used its Senior Secured Credit Facility interest rate to extrapolate a rate for each of its leases to calculate the present value of the lease liability and right-of-use asset. A summary of the Company’s lease cost is as follows (in thousands, except for weighted-averages):

Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost (a)	$9,175
Sublease income	(1,111)
Short-term lease cost (b)	5,998
Total lease cost	$14,062
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,358
Weighted-average remaining lease term in years - operating leases	8.7
Weighted-average discount rate - operating leases	6.32%
(a)	Includes approximately $2.7 million of variable lease cost.
(b)	Includes expenses associated with short-term leases of billboard advertisements and is included in “Marketing Funds expenses” on the Condensed Consolidated Statements of Income.

Maturities under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
Remainder of 2019	$2,146	$(288)	$1,858
2020	8,753	(888)	7,865
2021	9,007	(775)	8,232
2022	9,001	(804)	8,197
2023	9,173	(822)	8,351
Thereafter	43,686	(1,382)	42,304
Total lease payments	$81,766	$(4,959)	$76,807
Less: imputed interest	19,529
Present value of lease liabilities	$62,237

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

4. Non-controlling Interest

RE/MAX Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	September 30, 2019		December 31, 2018
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	41.32%	12,559,600	41.43%
RE/MAX Holdings, Inc. outstanding Class A common stock (equal to RE/MAX Holdings, Inc. common units in RMCO)	17,835,719	58.68%	17,754,416	58.57%
Total common units in RMCO	30,395,319	100.00%	30,314,016	100.00%

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

	Three Months Ended September 30,
	2019			2018
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	58.67%	41.33%	100.00%	58.56%	41.44%	100.00%
Income before provision for income taxes(a)	$12,152	$8,565	$20,717	$11,096	$7,865	$18,961
Provision for income taxes(b)(c)	(2,979)	(474)	(3,453)	(2,957)	(463)	(3,420)
Net income	$9,173	$8,091	$17,264	$8,139	$7,402	$15,541

	Nine Months Ended September 30,
	2019			2018
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	58.64%	41.36%	100.00%	58.54%	41.46%	100.00%
Income before provision for income taxes(a)	$29,438	$20,763	$50,201	$27,916	$19,812	$47,728
Provision for income taxes(b)(c)	(7,286)	(1,261)	(8,547)	(7,146)	(1,283)	(8,429)
Net income	$22,152	$19,502	$41,654	$20,770	$18,529	$39,299
(a)	The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain relatively insignificant expenses recorded at RE/MAX Holdings.
(b)	The provision for income taxes attributable to RE/MAX Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO. It also includes RE/MAX Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, related primarily to tax liabilities in certain foreign jurisdictions.
(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes related primarily to tax liabilities in certain foreign jurisdictions directly incurred by RMCO or its subsidiaries. Because RMCO is a pass-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s fourth amended and restated limited liability company operating agreement (the “RMCO, LLC Agreement”), RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Tax and other distributions	$3,547	$3,723
Dividend distributions	7,913	7,536
Total distributions to non-controlling unitholders	$11,460	$11,259

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$9,173	$8,139	$22,152	$20,770
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,826,332	17,746,184	17,803,708	17,733,910
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,826,332	17,746,184	17,803,708	17,733,910
Add dilutive effect of the following:
Restricted stock units	13,826	25,028	27,234	33,728
Weighted average shares of Class A common stock outstanding, diluted	17,840,158	17,771,212	17,830,942	17,767,638
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.51	$0.46	$1.24	$1.17
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.51	$0.46	$1.24	$1.17

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

Dividends

Dividends declared and paid quarterly per share on all outstanding shares of Class A common stock were as follows (in thousands, except share and per share information):

	Nine Months Ended September 30,
	2019				2018
	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders
Dividend declared during quarter ended:
March 31	March 20, 2019	$0.21	$3,740	$2,638	March 21, 2018	$0.20	$3,547	$2,512
June 30	May 29, 2019	0.21	3,739	2,638	May 30, 2018	0.20	3,549	2,512
September 30	August 29, 2019	0.21	3,745	2,638	August 29, 2018	0.20	3,549	2,512
		$0.63	$11,224	$7,914		$0.60	$10,645	$7,536

On October 30, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.21 per share on all outstanding shares of Class A common stock, which is payable on November 27, 2019 to stockholders of record at the close of business on November 13, 2019.

6. Acquisitions

Marketing Funds

On January 1, 2019, the Company acquired all of the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger, for a nominal amount. As in the past, the Marketing Funds are contractually obligated to use the funds collected to support both regional and pan-regional marketing campaigns designed to build and maintain brand awareness and to support the Company’s agent marketing technology. The Company does not plan for the use of the funds to change because of this acquisition and consolidation. The acquisitions of the Marketing Funds are part of the Company’s succession plan, and ownership of the Marketing Funds by the franchisor is a common structure. Expenses incurred with the acquisition of the Marketing Funds were not material.

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

Booj, LLC

On February 26, 2018, RE/MAX, LLC acquired all membership interests in booj using $26.3 million in cash generated from operations, plus up to approximately $10.0 million in equity-based compensation to be earned over time, based on grant date fair value, which will be accounted for as compensation expense in the future (see Note 12, Equity-Based Compensation for additional information). RE/MAX, LLC acquired booj in order to deliver core technology solutions designed for and with RE/MAX affiliates.

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

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
	(in thousands, except per share amounts)
Total revenue	$73,361	$218,793
Net income attributable to RE/MAX Holdings, Inc.	$8,139	$19,779
Basic earnings per common share	$0.46	$1.12
Diluted earnings per common share	$0.46	$1.11

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of September 30, 2019			As of December 31, 2018
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$180,867	$(89,329)	$91,538	$180,867	$(77,710)	$103,157
Other intangible assets:
Software (a)	4.3	$27,824	$(8,534)	$19,290	$20,579	$(5,802)	$14,777
Trademarks	9.3	1,900	(988)	912	1,857	(839)	1,018
Non-compete agreements	7.7	3,700	(1,383)	2,317	3,700	(896)	2,804
Training materials	5.0	2,400	(520)	1,880	2,350	(157)	2,193
Other (b)	5.0	800	(253)	547	2,389	(216)	2,173
Total other intangible assets	5.0	$36,624	$(11,678)	$24,946	$30,875	$(7,910)	$22,965
(a)	As of September 30, 2019 and December 31, 2018, capitalized software development costs of $8.2 million and $4.5 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.
(b)	Other consists of customer relationships and a favorable market lease, both obtained in connection with the acquisition of booj. The favorable market lease was subsumed into “Operating lease right of use assets” on the accompanying Condensed Consolidated Balance Sheet upon adopting the new lease standard on January 1, 2019. See Note 2, Summary of Significant Accounting Policies for additional information.

Amortization expense for the three months ended September 30, 2019 and 2018 was $5.2 million and $5.3 million, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $15.5 million and $14.4 million, respectively.

The estimated future amortization expense for the next five years related to intangible assets is as follows (in thousands):

As of September 30, 2019:
Remainder of 2019	$5,461
2020	$23,168
2021	$22,361
2022	$19,064
2023	$14,353

The following table presents changes to goodwill (in thousands), by segment:

	RE/MAX Franchising	Other	Total
Balance, January 1, 2019	$138,884	$11,800	$150,684
Effect of changes in foreign currency exchange rates	92	—	92
Balance, September 30, 2019	$138,976	$11,800	$150,776

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Marketing Funds (a)	$35,633	$—
Accrued payroll and related employee costs	9,205	6,517
Accrued taxes	1,803	1,480
Accrued professional fees	1,295	2,010
Other	3,193	3,136
	$51,129	$13,143
(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information. As previously noted, the Marketing Funds were acquired on January 1, 2019.

9. Debt

Debt, net of current portion, consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Senior Secured Credit Facility	$227,950	$229,713
Other long-term financing(a)	425	635
Less unamortized debt issuance costs	(1,257)	(1,481)
Less unamortized debt discount costs	(917)	(1,080)
Less current portion(a)	(2,645)	(2,622)
	$223,556	$225,165
(a)	Includes financing assumed with the acquisition of booj. As of September 30, 2019, the carrying value of this financing approximates the fair value.

Maturities of debt are as follows (in thousands):

As of September 30, 2019:
Remainder of 2019	$658
2020	2,704
2021	2,350
2022	2,350
2023	220,313
$228,375

Senior Secured Credit Facility

On December 15, 2016, RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $235.0 million term loan facility which matures on December 15, 2023 and a $10.0 million revolving loan facility which must be repaid on December 15, 2021. As of September 30, 2019, the Company had no revolving loans outstanding under its Senior Secured Credit Facility. As of September 30, 2019, the interest rate on the term loan facility was 4.79%.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of September 30, 2019				As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$5,400	$—	$—	$5,400	$5,070	$—	$—	$5,070

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 50 and 80 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales would decrease the liability by $0.4 million. A 1% change to the discount rate applied to the forecast would change the liability by approximately $0.2 million. The Company measures this liability each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

The table below presents a reconciliation of this liability (in thousands):

Balance at January 1, 2019	$5,070
Fair value adjustments	330
Balance at September 30, 2019	$5,400

The following table summarizes the carrying value and fair value of the Senior Secured Credit Facility (in thousands):

	September 30,		December 31,
	2019		2018
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$225,776	$226,240	$227,152	$221,673

11. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income is based on an estimate of the Company’s annualized effective income tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted which includes significant changes to the U.S. Corporate tax system. The Company will continue to evaluate tax planning opportunities as well as monitor any changes that might be contained in the final regulations related to TCJA. Such final regulations are expected to be issued in 2019 and early 2020.

12. Equity-Based Compensation

Employee equity-based compensation expense, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expense from Time-based awards (a)	$1,883	$1,417	$5,846	$3,278
Expense from Performance-based awards (a)(b)	(3,582)	1,310	(3,332)	2,879
Expense from bonus to be settled in shares (c)	687	—	2,505	—
Equity-based compensation capitalized (a)	25	(10)	(159)	(16)
Equity-based compensation expense	(987)	2,717	4,860	6,141
Tax benefit from equity-based compensation	139	(384)	(688)	(868)
Deficit / (excess) tax benefit from equity-based compensation	(58)	—	55	(145)
Net compensation cost	$(906)	$2,333	$4,227	$5,128
(a)	Includes expense recognized and costs capitalized in connection with the awards granted to booj employees and former owners at the time of acquisition.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. For the three and nine months ended September 30, 2019, the Company reversed expense of approximately $3.5 million for awards granted for certain booj work deliverables. This reversal was primarily a result of modifying the awards to extend the due date of the performance conditions from November 1, 2019 to December 31, 2019. This modification occurred in late September 2019, with accounting for this modification resulting in the reversal of the cumulative expense previously recognized and the expensing for the modified award over the new vesting period from late September through December 31, 2019 resulting in $2.4 million to be recognized in the fourth quarter of 2019. Also, for the three and nine months ended September 30, 2019, certain conditions were no longer deemed probable of being met for awards, separate from the aforementioned booj stock awards, that are tied to the achievement of a revenue target measured over a three-year performance period. Therefore, the cumulative expense previously recognized was reversed in the respective period.
(c)	In 2019, the Company revised its annual bonus plan so that a portion of the bonus for most employees will be settled in shares if the Company meets certain performance metrics. The share amounts to be issued will be determined based on the stock price at the time of vesting in early 2020. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet and are not included in “Additional paid-in capital” until shares are issued.

Time-based Restricted Stock Units

The following table summarizes equity-based compensation activity related to time-based RSUs:

	Time-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2019	298,610	$51.97
Granted	176,870	$38.55
Shares vested (including tax withholding)(a)	(76,433)	$43.46
Forfeited	(15,293)	$46.58
Balance, September 30, 2019	383,754	$47.70
(a)	Pursuant to the terms of the 2013 Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At September 30, 2019, there was $11.5 million of total unrecognized time-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.04 years for time-based restricted stock units.

Performance-based Restricted Stock Units

The following table summarizes equity-based compensation activity related to performance-based RSUs:

	Performance-based restricted stock units	Weighted average grant date fair value per share
Balance, January 1, 2019	179,615	$55.75
Granted (a)	119,410	$38.87
Shares vested	(26,382)	$30.05
Forfeited	(36,548)	$55.53
Balance, September 30, 2019	236,095	$42.36
(a)	Represents the total participant target award.

At September 30, 2019, there was $3.7 million of total unrecognized performance-based RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.96 years for performance-based RSUs.

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

14. Commitments and Contingencies

In March and April of 2019, three putative class action complaints were filed against National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc, RE/MAX Holdings, and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the Northern District of Illinois. The second was filed on April 15, 2019, by plaintiff Sawbill Strategies, Inc., also in the Northern District of Illinois. These two actions have now been consolidated. A third action was filed by plaintiffs Joshua Sitzer and four other individual plaintiffs in the Western District of Missouri. The complaints (collectively “Moehrl/Sitzer suits”) make substantially similar allegations and seek substantially similar relief. The plaintiffs allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints add allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. Additionally, plaintiffs in the action filed by Sitzer et al allege violations of the Missouri Merchandising Practices Act. By agreement, RE/MAX, LLC was substituted for RE/MAX Holdings as defendant in the actions. Among other requested relief, plaintiffs seek damages against the defendants and an injunction enjoining defendants from requiring sellers to pay the buyer broker. The Company intends to vigorously defend against all claims.

In addition, the Company is subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters in accordance with the requirements of GAAP. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

Management of the Company believes that no such litigation matters involving a reasonably possible chance of loss will, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

There have been no other material changes to the Company’s commitments and contingencies as of the date of this report, outside of the ordinary course of business, since reporting in the Company’s 2018 Form 10-K.

15. Related-Party Transactions

The majority stockholders of RIHI, specifically the Company’s current Chairman and Co-Founder and the Company’s Vice Chair and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. The Company used the golf course and related facilities for business purposes at minimal charge during the nine months ended September 30, 2019 and 2018. Additionally, the Company recorded expense of $0.5 million for the value of the benefits provided to Company personnel and others for the complimentary use of the golf course during each of the nine months ended September 30, 2019 and 2018, with an offsetting increase in additional paid in capital.

The Company provides services, such as accounting, legal, marketing, technology, human resources and public relations services, to certain affiliated entities (primarily the Company’s affiliated marketing funds prior to the acquisition of the Marketing Funds on January 1, 2019), and it allows these companies to share its leased office space. During the three and nine months ended September 30, 2018, the total amount allocated for services rendered and rent for office space provided on behalf of affiliated entities was $0.9 million and $2.8 million, respectively. As of January 1, 2019, the affiliated marketing funds are included in the consolidated financial statements (see Note 6, Acquisitions for additional information), and therefore, are no longer considered related parties.

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Continuing franchise fees	$24,096	$24,836	$72,191	$74,398
Annual dues	8,835	9,106	26,508	26,775
Broker fees	13,292	13,488	35,339	36,669
Franchise sales and other revenue	4,858	5,020	17,252	18,312
Total RE/MAX Franchising	51,081	52,450	151,290	156,154
Marketing Funds fees	18,034	—	54,866	—
Other	2,426	2,416	7,944	5,631
Total revenue	$71,541	$54,866	$214,100	$161,785

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Adjusted EBITDA: RE/MAX Franchising	$29,134	$30,632	$83,299	$84,429
Adjusted EBITDA: Other	(976)	(1,169)	(2,269)	(3,377)
Adjusted EBITDA: Consolidated (a)	28,158	29,463	81,030	81,052
Gain (loss) on sale or disposition of assets and sublease, net	10	5	(353)	146
Equity-based compensation expense (b)	987	(2,717)	(4,860)	(6,141)
Acquisition-related expense (c)	(181)	(141)	(268)	(1,628)
Special Committee investigation and remediation expense (d)	—	(111)	—	(2,761)
Fair value adjustments to contingent consideration (e)	15	940	(330)	860
Interest income	412	180	1,074	397
Interest expense	(3,089)	(3,050)	(9,398)	(8,945)
Depreciation and amortization	(5,595)	(5,608)	(16,694)	(15,252)
Income before provision for income taxes	$20,717	$18,961	$50,201	$47,728
(a)	As the revenue for the Marketing Funds are contractually restricted for the benefit of franchisees and the Company has an equal and offsetting amount of expenses such that there is no impact to overall profitability of the Company, there is no Adjusted EBITDA for the Marketing Funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the Company’s presentation of Adjusted EBITDA and a reconciliation of the differences between the Company’s Adjusted EBITDA and net income, which is the most comparable GAAP measure for operating performance.
(b)	For the three and nine months ended September 30, 2019, the Company reversed expense for performance awards for certain booj work deliverables as well as for certain revenue performance awards. The booj delivery date was extended to December 31, 2019. See Note 12, Equity-Based Compensation for additional information.
(c)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(d)	Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.
(e)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 10, Fair Value Measurements for additional information.

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

On February 26, 2018, we acquired Active Website, LLC, (“booj”), a real estate technology company. We began deploying the booj platform of technology solutions designed for and with RE/MAX affiliates in August 2019. In January 2019, the Company acquired all of the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger. All of these entities, except for the Western Canada region, were then merged into a new entity called RE/MAX Marketing Fund (with the Western Canada fund, collectively, the “Marketing Funds”). This acquisition resulted in two reportable segments: RE/MAX Franchising and the Marketing Funds. The Company recognizes an equal and offsetting amount of expenses to revenue for the Marketing Funds such that there is no impact to overall profitability of the Company. As such, segment results specific to the Marketing Funds are not discussed below.

Financial and Operational Highlights – Three Months Ended September 30, 2019

(Compared to three months ended September 30, 2018, unless otherwise noted)

●	Deployed the booj technology platform to the majority of agents in U.S. Company-owned regions
●	Total agent count grew by 3.5% to 128,258 agents.
●	U.S. and Canada combined agent count decreased 1.9% to 84,067 agents.
●	Revenue of $71.5 million, up 30.4% from the prior year. Excluding the acquisition of the Marketing Funds, revenue decreased $1.4 million from the prior year.
●	Net income attributable to RE/MAX Holdings, Inc. of $9.2 million.
●	Adjusted EBITDA of $28.2 million and Adjusted EBITDA margin of 39.4%. Adjusted EBITDA margin decreased from the prior year because of the acquisition of the Marketing Funds, which increased revenue, but had no impact to Adjusted EBITDA.

As of September 30, 2019, we grew our total agent count 3.5% as compared to September 30, 2018, surpassing 128,000 agents for the first time in our history, led by strong growth in international markets. While U.S. and Canada combined agent count declined 1.9% from the prior year quarter, the combined agent count compared to June 30, 2019 remained virtually flat. Our Motto Mortgage business continued to expand with 104 open franchises as of September 30, 2019. Revenue, excluding the Marketing Funds, declined 2.5% during the three months ended September 30, 2019 compared to the prior year period, driven by reduced agent count in the U.S. and Canada and attrition of some of booj’s legacy customers, offset by the expansion of Motto Mortgage and healthy international RE/MAX agent growth. Adjusted EBITDA decreased $1.3 million primarily due to lower organic revenue and additional training expenses for the launch of the booj technology platform, partially offset by lower professional fees.

We began introducing the powerful, fully integrated booj technology platform that has been custom-built for RE/MAX’s unique entrepreneurial culture in the third quarter of 2019 in our U.S. Company-owned regions, with additional functionality to be rolled out in the fourth quarter of 2019. Beginning next year, we plan to offer the booj platform to participating U.S. Independent regions and to Canada. Ultimately, we plan to offer the platform throughout our global network. We plan to continue to innovate and release ongoing updates to the platform including the deployment of an enhanced consumer facing app and www.remax.com experience.

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

	September 30,	September 30,
	2019	2018
Total agent count growth	3.5%	5.4%

Agent Count:
U.S.	62,548	64,290
Canada	21,519	21,408
U.S. and Canada Total	84,067	85,698
Outside U.S. and Canada	44,191	38,207
Network-wide agent count	128,258	123,905

Motto open offices	104	72

	Nine Months Ended
	September 30,
	2019	2018
RE/MAX franchise sales (a)	651	683
Motto franchise sales	29	31
(a)	Includes franchise sales in the U.S., Canada and global regions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Total revenue	$71,541	$54,866	$214,100	$161,785
Total selling, operating and administrative expenses	$24,478	$27,461	$83,728	$90,136
Operating income	$23,444	$21,807	$58,459	$56,438
Net income attributable to RE/MAX Holdings, Inc.	$9,173	$8,139	$22,152	$20,770
Adjusted EBITDA (a)	$28,158	$29,463	$81,030	$81,052
Adjusted EBITDA margin (a)	39.4%	53.7%	37.8%	50.1%
(a)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue. Adjusted EBITDA margins decreased considerably from the prior year because of the acquisition of the Marketing Funds, which increased revenue significantly, but had no impact to Adjusted EBITDA.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Revenue:
Continuing franchise fees	$25,168	$25,495	$(327)	(1.3)%
Annual dues	8,835	9,106	(271)	(3.0)%
Broker fees	13,292	13,488	(196)	(1.5)%
Marketing Funds fees	18,034	—	18,034	n/m
Franchise sales and other revenue	6,212	6,777	(565)	(8.3)%
Total revenue	$71,541	$54,866	$16,675	30.4%

n/m – not meaningful

Consolidated revenue increased due to acquisitions of the Marketing Funds, which added $18.0 million, or 32.9%, partially offset by a decrease in organic revenue of $1.2 million, or 2.3%, and foreign currency movements of $0.1 million, or 0.2%.

Continuing Franchise Fees

Revenue from continuing franchise fees decreased primarily due to agent count decreases in the U.S. and Company-owned regions in Canada, partially offset by Motto expansion.

Annual Dues

Revenue from annual dues decreased primarily due to agent count declines in the U.S. and Company-owned regions in Canada.

Broker Fees

Revenue from broker fees decreased primarily due to agent count decreases in the U.S. and Company-owned regions in Canada and lower total transactions per agent.

Marketing Funds fees

Revenue from the Marketing Funds fees increased due to the acquisition of the Marketing Funds on January 1, 2019.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to lower revenue due to continued attrition of booj’s legacy customer base, which is occurring for a variety of reasons, including industry consolidation. We expect the continued booj legacy customer attrition to lower other revenue by approximately $3 million in 2020.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Operating expenses:
Selling, operating and administrative expenses	$24,478	$27,461	$2,983	10.9%
Marketing Funds expenses	18,034	—	(18,034)	n/m
Depreciation and amortization	5,595	5,608	13	0.2%
(Gain) on sale or disposition of assets, net	(10)	(10)	—	—%
Total operating expenses	$48,097	$33,059	$(15,038)	(45.5)%
Percent of revenue	67.2%	60.3%

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

A summary of the components of our selling, operating and administrative expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Selling, operating and administrative expenses:
Personnel	$11,403	$15,350	$3,947	25.7%
Professional fees	3,000	3,396	396	11.7%
Rent and related facility operations	2,168	2,247	79	3.5%
Other	7,907	6,468	(1,439)	(22.2)%
Total selling, operating and administrative expenses	$24,478	$27,461	$2,983	10.9%
Percent of revenue	34.2%	50.1%

Total selling, operating and administrative expenses decreased as follows:

●	Personnel costs decreased primarily due to a reduction to equity-based compensation expense of $3.7 million (See Note 12 “Equity-Based Compensation”) and lower bonus costs, partially offset by various other increases in personnel costs.
●	Professional fees decreased primarily due to consultancy costs incurred in 2018 that did not recur in 2019 due to insourcing initiatives, partially offset by an increase in legal fees in the current period primarily related to the Moehrl/Sitzer suits (See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q). We expect this trend on legal fees will continue with an increase of approximately $1.5 million in 2020.
●	Other selling, operating and administrative expenses increased primarily due to fair value adjustments of our contingent consideration liability in 2018 that did not recur in 2019 (See Note 10 “Fair Value Measurements”) and additional training expenses for the launch of the booj technology platform and an increase in property tax expense (driven by an increase in the assessed value of our corporate headquarters) in 2019.

Marketing Funds Expenses

Marketing Funds expenses increased due to the acquisition of the Marketing Funds on January 1, 2019. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Other Expenses, Net

A summary of the components of our other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Other expenses, net:
Interest expense	$(3,089)	$(3,050)	$(39)	(1.3)%
Interest income	412	180	232	128.9%
Foreign currency transaction gains (losses)	(50)	24	(74)	(308.3)%
Total other expenses, net	$(2,727)	$(2,846)	$119	4.2%
Percent of revenue	3.8%	5.2%

n/m – not meaningful

Other expenses, net decreased primarily due to an increase in interest income due to having larger cash balances to invest in 2019 as compared to 2018.

Provision for Income Taxes

Our effective income tax rate decreased to 16.7% from 18.0% for the three months ended September 30, 2019 and 2018, respectively, primarily due to differences in treatment of foreign income and taxes. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 4, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $28.2 million for the three months ended September 30, 2019, a decrease of $1.3 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to lower organic revenue growth and additional training expenses for the launch of the booj technology platform, partially offset by lower professional fees. We expect the continued booj legacy customer attrition to lower adjusted EBITDA by approximately $3 million in 2020.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Revenue:
Continuing franchise fees	$75,018	$75,946	$(928)	(1.2)%
Annual dues	26,508	26,775	(267)	(1.0)%
Broker fees	35,339	36,669	(1,330)	(3.6)%
Marketing Funds fees	54,866	—	54,866	n/m
Franchise sales and other revenue	22,369	22,395	(26)	(0.1)%
Total revenue	$214,100	$161,785	$52,315	32.3%

Consolidated revenue increased due to acquisitions of the Marketing Funds and booj, which added $56.0 million, or 34.6%, partially offset by a decrease in organic revenue of $3.1 million, or 1.9% and foreign currency movements of $0.5 million, or 0.3%.

Continuing Franchise Fees

Revenue from continuing franchise fees decreased primarily due to agent count decreases in the U.S. and Company-owned regions in Canada, partially offset by Motto expansion.

Annual Dues

Revenue from annual dues declined slightly due to agent count declines in the U.S. and Company-owned regions in Canada.

Broker Fees

Revenue from broker fees decreased primarily due to agent count declines in the U.S. and Company-owned regions in Canada and lower total transactions per agent given the 1.7% decline in U.S. existing home sales according to National Association of Realtors data, partially offset by rising home prices.

Marketing Funds fees

Revenue from the Marketing Funds fees increased due to the acquisition of the Marketing Funds on January 1, 2019.

Franchise Sales and Other Revenue

Franchise sales and other revenue was relatively flat as lower revenue from preferred marketing arrangements, event-based revenue from our annual convention in the U.S. and continued attrition of booj’s legacy customer base was mostly offset by booj revenue in the current year for periods we did not own booj in the prior year.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Operating expenses:
Selling, operating and administrative expenses	$83,728	$90,136	$6,408	7.1%
Marketing Funds expenses	54,866	—	(54,866)	n/m
Depreciation and amortization	16,694	15,252	(1,442)	(9.5)%
Loss (gain) on sale or disposition of assets, net	353	(41)	(394)	961.0%
Total operating expenses	$155,641	$105,347	$(50,294)	(47.7)%
Percent of revenue	72.7%	65.1%

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

A summary of the components of our selling, operating and administrative expenses is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Selling, operating and administrative expenses:
Personnel	$43,396	$46,391	$2,995	6.5%
Professional fees	7,333	12,485	5,152	41.3%
Rent and related facility operations	6,603	6,864	261	3.8%
Other	26,396	24,396	(2,000)	(8.2)%
Total selling, operating and administrative expenses	$83,728	$90,136	$6,408	7.1%
Percent of revenue	39.1%	55.7%

Total selling, operating and administrative expenses decreased as follows:

●	Personnel costs decreased primarily due to reduced equity-based compensation expense of $1.3 million (See Note 12 “Equity-Based Compensation”), lower severance and bonus costs, partially offset by an increase in costs to support booj’s operations assisting its legacy customers.
●	Professional fees decreased primarily due to costs incurred in 2018 related to an investigation by a special committee of our Board of Directors (the “Special Committee”) of $2.4 million and legal fees, primarily related to the settlement of the Tails litigation, which did not recur in 2019. We also had lower consulting fees compared to the same period in the prior year, partially offset by an increase in legal fees in the current period.
●	Other selling, operating and administrative expenses increased primarily due to a fair value adjustment to our contingent consideration liability in 2018 that did not recur in 2019 (See Note 10 “Fair Value Measurements”), an increase in bad debt expense, increases in property tax expense (driven by an increase in the assessed value of our corporate headquarters) and additional training expenses for the launch of the booj technology platform, partially offset by lower event and advertising expenses outside the Marketing Funds.

Marketing Funds Expenses

Marketing Funds expenses increased due to the acquisition of the Marketing Funds on January 1, 2019. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to amortization expense related to intangibles acquired in connection with the acquisition of booj in 2018 and other acquired intangible assets. See Note 6, Acquisitions to the accompanying unaudited condensed consolidated financial statements for additional information.

Other Expenses, Net

A summary of the components of our other expenses, net is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Other expenses, net:
Interest expense	$(9,398)	$(8,945)	$(453)	(5.1)%
Interest income	1,074	397	677	170.5%
Foreign currency transaction gains (losses)	66	(162)	228	140.7%
Total other expenses, net	$(8,258)	$(8,710)	$452	5.2%
Percent of revenue	3.9%	5.4%

Other expenses, net decreased due to an increase in interest income due to rising interest rates and having larger cash balances to invest in 2019 compared to 2018, and foreign currency gains that were primarily a result of fluctuations of the Canadian dollar against the U.S. dollar, partially offset by an increase in interest expense due to an increase in interest rates on our Senior Secured Credit Facility (as defined below).

Provision for Income Taxes

Our effective income tax rate decreased to 17.0% from 17.7% for the nine months ended September 30, 2019 and 2018, respectively. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 4, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $81.0 million for the nine months ended September 30, 2019 was flat to the comparable prior year period. Organic revenue declines and increases in bad debt expense, property tax expense and technology training expenses were offset by lower event and advertising expenses, severance and other personnel costs and legal and other professional fees as compared to the prior year period.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income is set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$17,264	$15,541	$41,654	$39,299
Depreciation and amortization	5,595	5,608	16,694	15,252
Interest expense	3,089	3,050	9,398	8,945
Interest income	(412)	(180)	(1,074)	(397)
Provision for income taxes	3,453	3,420	8,547	8,429
EBITDA	28,989	27,439	75,219	71,528
(Gain) loss on sale or disposition of assets and sublease, net	(10)	(5)	353	(146)
Equity-based compensation expense (a)	(987)	2,717	4,860	6,141
Acquisition-related expense (b)	181	141	268	1,628
Special Committee investigation and remediation expense (c)	—	111	—	2,761
Fair value adjustments to contingent consideration (d)	(15)	(940)	330	(860)
Adjusted EBITDA	$28,158	$29,463	$81,030	$81,052
(a)	For the three and nine months ended September 30, 2019, we reversed expense for performance awards for certain booj work deliverables as well as for certain revenue performance awards. The booj delivery date was extended to December 31, 2019. See Note 12, Equity-Based Compensation for additional information.
(b)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(c)	Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.
(d)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 10, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

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

As of September 30, 2019, RE/MAX, LLC had $225.8 million of term loans outstanding, net of an unamortized discount and issuance costs, $0.4 million of long-term financing assumed with the acquisition of booj and no revolving loans outstanding under our Senior Secured Credit Facility. As of September 30, 2019, the interest rate on the term loan facility was 4.79%. If any loan or other amounts are outstanding under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio.

As needs arise we may seek additional financing in the public capital markets. On October 15, 2019 we filed a registration statement on Form S-3 (“shelf registration”) allowing for the sale of up to $400 million in additional financing. The SEC has not yet declared the shelf registration effective, and we can provide no assurances as to the timing of when the SEC might declare the shelf registration effective.

Sources and Uses of Cash

As of September 30, 2019 and December 31, 2018, we had $87.8 million and $60.0 million, respectively, of cash and cash equivalents, of which approximately $1.7 million and $1.1 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	Change
Cash provided by (used in):
Operating activities	$55,187	$57,022	$(1,835)
Investing activities	17,202	(31,204)	48,406
Financing activities	(25,558)	(25,344)	(214)
Effect of exchange rate changes on cash	76	(18)	94
Net change in cash, cash equivalents and restricted cash	$46,907	$456	$46,451

Operating Activities

Cash provided by operating activities decreased primarily as a result of:

●	a decrease in Marketing Funds working capital of $4.6 million, partially offset by;
●	a net payment in February 2018 of $2.6 million to satisfy the terms of a litigation settlement that occurred in 2018 that did not recur in 2019; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2019, cash provided by investing activities was primarily the result of restricted cash acquired in connection with the acquisition of the Marketing Funds, partially offset by investments in software. During the same period in 2018, cash used by investing activities was primarily due to the acquisition of booj. See Note 6, Acquisitions to the accompanying unaudited condensed consolidated financial statements for more information.

Financing Activities

During the nine months ended September 30, 2019 cash used in financing activities increased primarily due to our Board of Directors declaring a dividend of $0.21 per share on all outstanding shares of Class A common stock during each of the first three quarters of 2019 compared to a dividend of $0.20 per share on all outstanding shares of Class A common stock during each of the first three quarters of 2018.

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, access to our revolving line of credit and incremental facilities under our Senior Secured Credit Facility available to support the needs of our business. Should additional liquidity needs arise, our recently filed shelf registration would permit access to public capital markets.

Acquisitions

As part of our growth strategy we may pursue reacquisitions of Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets or customers, or otherwise complement our existing operations. We would fund any such growth with existing cash balances, funds generated from operations, access to capital under our Senior Secured Credit Facility and access to public capital markets via our recently filed shelf registration.

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software and trademark costs was $10.1 million and $5.3 million during the nine months ended September 30, 2019 and 2018, respectively. These amounts primarily relate to investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees and agents in our network. Total capital expenditures for 2019 are expected to be between $12 million and $14 million as a result of increased investments in technology. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared and paid quarterly cash dividends of $0.21 per share on all outstanding shares of Class A common stock during the first three quarters of 2019, as disclosed in Note 5, Earnings Per Share and Dividends to the accompanying unaudited condensed consolidated financial statements. On October 30, 2019, our Board of Directors declared a quarterly cash dividend of $0.21 per share on all outstanding shares of Class A common stock, which is payable on November 27, 2019 to stockholders of record at the close of business on November 13, 2019. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$3,547	$3,723
Dividend distributions	7,913	7,536
Total distributions to RIHI	11,460	11,259
Payments pursuant to the TRAs	2,854	5,047
Total distributions to RIHI and TRA payments	$14,314	$16,306

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of September 30, 2019.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At September 30, 2019, $228.0 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of September 30, 2019, the interest rate was 4.79%. If LIBOR rises, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the three and nine months ended September 30, 2019, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $0.3 million and $0.8 million, respectively.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2019 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our third quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

In March and April of 2019, three putative class action complaints were filed against National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc, RE/MAX Holdings, and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the Northern District of Illinois. The second was filed on April 15, 2019, by plaintiff Sawbill Strategies, Inc., also in the Northern District of Illinois. These two actions have now been consolidated. A third action was filed by plaintiffs Joshua Sitzer and four other individual plaintiffs in the Western District of Missouri. The complaints (collectively “Moehrl/Sitzer suits”) make substantially similar allegations and seek substantially similar relief. The plaintiffs allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints add allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. Additionally, plaintiffs in the action filed by Sitzer et al allege violations of the Missouri Merchandising Practices Act. By agreement, RE/MAX, LLC was substituted for RE/MAX Holdings as defendant in the actions. Among other requested relief, plaintiffs seek damages against the defendants and an injunction enjoining defendants from requiring sellers to pay the buyer broker. We intend to vigorously defend against all claims.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”) and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 (the “Quarterly Reports on Form 10-Q”). There have been no material changes to the risk factors as disclosed in our 2018 Annual Report on Form 10-K and our previously filed 2019 Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	November 1, 2019	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2019	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	November 1, 2019	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)