Form 10-K
period 2019-12-31
RE/MAX Holdings, Inc.
filed 2020-02-21
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36101

RE/MAX Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0937145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5075 South Syracuse Street Denver, Colorado	80237
(Address of principal executive offices)	(Zip code)

(303) 770-5531

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	RMAX	New York Stock Exchange

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $534.2 million, based on the number of shares held by non-affiliates as of June 30, 2019 and the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2019. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of January 31, 2020 was 17,909,545 and 1, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

RE/MAX HOLDINGS, INC.

2019 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to:

●	our expectations regarding consumer trends in residential real estate transactions;
●	our expectations regarding overall economic and demographic trends, including the health of the United States (“U.S.”) and Canadian residential real estate markets, and how they affect our performance;
●	our growth strategies of growing our RE/MAX and Motto Mortgage brands, including (a) increasing RE/MAX agent count, increasing the number of closed transaction sides and transaction sides per RE/MAX agent, and (b) increasing the number of open Motto Mortgage offices;
●	the anticipated benefits of our technology initiatives;
●	the continued strength of our brands both in the U.S. and Canada and in the rest of the world;
●	the pursuit of future acquisitions of Independent Regions;
●	our intention to pay dividends;
●	our future financial performance including our ability to appropriately forecast;
●	the effects of laws applying to our business and our future compliance with laws;
●	our ability to retain our senior management and other key employees;
●	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our technology;
●	our ability to effectively implement and account for changes in tax laws;
●	the anticipated outcome of the Moehrl/Sitzer litigation, including any risks or uncertainties with regard to any favorable or unfavorable judgements and implications to our industry.

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

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading franchisors in the real estate industry with two brands and three reportable segments, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the U.S. under the Motto Mortgage brand (“Motto”) and reporting our collective franchise marketing operations as the Marketing Funds. RE/MAX and Motto are 100% franchised—we do not own any of the brokerages that operate under these brands. We focus on enabling our franchisees’, RE/MAX agents’ and Motto loan originators’ success by providing powerful technology, quality education and training, and valuable marketing to build the strength of the RE/MAX and Motto brands. Although we partner with our franchisees to assist them in growing their brokerages, they fund the cost of developing their brokerages. As a result, we maintain a low fixed-cost structure which, combined with our recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Our History. RE/MAX was founded in 1973 with an innovative, entrepreneurial culture affording our franchisees and their agents the flexibility to operate their businesses with great independence. In the early years of our expansion in the U.S. and Canada, we accelerated the brand’s growth by selling regional franchise rights to independent owners for certain geographic regions, a practice we still employ in countries outside of the U.S. and Canada. RE/MAX has held the number one market share in the U.S. and Canada combined since 1999, as measured by total residential transaction sides completed by our agents. On June 25, 2013, RE/MAX Holdings, Inc. (“Holdings”) was formed as a Delaware corporation. On October 7, 2013, we completed an initial public offering of our Class A common stock, which trades on the New York Stock Exchange under the symbol “RMAX”. In October 2016, we launched Motto, the first national mortgage brokerage franchise offering in the United States.

Our Brands

RE/MAX. The RE/MAX strategy is to sell franchises to real estate brokers and help those franchisees recruit and retain the best agents. The RE/MAX brand is built on the strength of our global franchise network, which is designed to attract and retain the best-performing and most experienced agents by maximizing their opportunity to retain a larger portion of their commissions. As a result of our unique agent-centric approach, we have established a nearly 50-year track record of helping millions of homebuyers and sellers achieve their goals, creating several competitive advantages in the process:

●	Leading agent productivity. RE/MAX agents are, on average, substantially more productive than the industry average. RE/MAX agents at large brokerages on average outsell competing agents more than two-to-one based on a survey of the largest participating U.S. brokerages per the 2019 REAL Trends U.S. 500 Survey.

U.S. Transactions Per Agent (Large Brokerages Only) (1)

(1) Transaction sides per agent are calculated by RE/MAX based on 2019 REAL Trends 500 data, citing 2018 transaction sides for the 1,757 largest participating U.S.
●	Technology, Tools and Training. We have introduced the powerful booj Platform, a fully integrated technology platform custom-built for RE/MAX's unique entrepreneurial culture, in our U.S. Company-owned Regions with additional rollouts to U.S. Independent Regions and Canada scheduled in 2020. We are enhancing the platform over time and will provide additional premium offerings and bolt-ons such as our recent acquisition of First. We also provide agents and brokers the tools to help maximize their productivity through approved supplier arrangements and top-quality education and training.
●	Leading market share. Nobody in the world sells more real estate than RE/MAX, as measured by residential transaction sides.
●	Leading brand awareness. The RE/MAX brand has the highest level of unaided brand awareness in real estate in the U.S. and Canada according to a consumer study conducted by MMR Strategy Group, and our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world.
●	Leading global presence. We have a growing global presence and our agent count outside the U.S. and Canada continues to increase. Today, the RE/MAX brand has over 130,000 agents operating in over 8,000 offices, and a presence in more than 110 countries and territories—a global footprint bigger than any other real estate brokerage brand in the world.

The majority of RE/MAX revenue—66% in 2019—is derived from fixed, contractual fees and dues paid to us based on the number of agents in our franchise network, so agent count, primarily in the U.S. and Canada, is a key measure of our business performance.

130,889 Agents	8,629 Offices	118 Countries and Territories

As of December 31, 2019

Motto Mortgage. The Motto Mortgage franchise model offers U.S. real estate brokers, real estate professionals and other investors access to the mortgage brokerage business, which is highly complementary to our RE/MAX real estate business and is designed to help Motto franchise owners comply with complex mortgage regulations. Motto franchisees offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at offices near each other. Further, Motto loan originators provide homebuyers with financing choices by providing access to a variety of quality loan options from multiple leading wholesale lenders. In addition, Motto provides powerful technology to its franchisees that simplifies the mortgage process. Motto franchisees are mortgage brokers and not mortgage bankers. Likewise, we franchise the Motto system and are not lenders or brokers.

Motto’s revenue model consists of fixed, contractual fees paid monthly by the broker on a per-office basis for being a part of the Motto network and for use of the Motto brand and technology, and from sales of individual franchises. We are in the early stages of offering supplemental franchising models to existing Motto “bricks and mortar” franchises which are offices with a unique physical address with rights granted by a full franchise agreement. The new “virtual” offices and “branchises” are not required to have the same physical footprint. A virtual office is a right granted by Motto to a franchisee to operate in an additional state. The rights for up to two virtual offices are granted to a Motto franchisee at the time of purchase; the virtual office concept allows that franchisee to take advantage of business opportunities in an additional, sometimes adjoining, state. There are no incremental franchise fees or monthly royalty fees directly associated with a virtual office. A branchise is a scaled down Motto franchise. Branchises are designed for an existing Motto franchise owner who desires to expand to an additional location where the franchisee is uncertain whether anticipated loan origination volume will support full franchise fees. Motto franchisees pay a reduced franchise fee and monthly royalty rate for a branchise. Motto Mortgage has grown to over 100 offices across more than 30 states and we expect Motto to continue to grow as we expect to sell more Motto franchises in 2020 than we did in 2019.

Number of Open Motto Offices*

*only includes full physical Motto offices; excludes virtual offices and branchises

Industry Overview and Trends

We are a franchisor of businesses in two facets of the real estate industry—real estate brokerages and mortgage brokerages. With approximately 95% of our revenue, approximately 65% of our RE/MAX agent count coming from our franchising operations in the U.S. and Canada, and 100% of our Motto operations being in the U.S., we are significantly affected by the real estate markets in the U.S. and Canada.

The U.S. and Canadian Real Estate Industries are Large Markets. The residential real estate markets in the U.S. and Canada are approximately $1.9 trillion and $0.2 trillion, respectively, based on 2019 sales volume, according to existing home sales information from the National Association of Realtors (“NAR”) and the Canadian Real Estate Association (“CREA”).

The Residential Real Estate Industry is Cyclical in Nature. The residential real estate industry is cyclical in nature but has shown strong long-term growth. As illustrated below, the number of existing home sales transactions in the U.S. and Canada has generally increased during periods of economic growth:

U.S. Existing Home Sales

U.S. Housing Trends. The U.S. housing market had mixed results during 2019 as the existing home sales declines of 2018 continued in the first half of 2019. Sales recovered in the second half of 2019 with full year existing home sales ending at the same level as 2018, according to NAR. Persistent price appreciation and low housing inventory, especially at the lower end of the market, continued to challenge homebuyers seeking affordable inventory despite historically moderate interest rates. NAR’s January 2020 forecast called for existing home sales to increase an average of 3.4% in 2020.

As we entered 2020, the growth in home sales transactions continued despite ongoing constraints related to shrinking inventory and affordability. Although moderate interest rates, low unemployment and wage appreciation remain positive for U.S. housing trends, continued constriction to inventory levels could stall the current momentum.

Canadian Existing Home Sales

Canadian Housing Trends. Most individual markets surveyed across Canada experienced moderate price increases year-over-year from 2018 to 2019. We expect the market to grow in 2020 with the overall rate of price increases to be greater than in 2019. CREA projects the average residential sale price for Canada will increase 6.2% in 2020, which indicates that the desire for home ownership remains strong, particularly among Canadian millennials. And according to the 2020 RE/MAX Housing Market Outlook Report, 51% of Canadians are considering buying a property in the next five years, up from 36% in the prior year.

Favorable Long-Term Demand. We believe long-term demand for housing in the U.S. and Canada is driven by many factors including the economic health of the domestic economy, demographic trends, affordability, interest rates and local factors such as demand relative to supply. We also believe the residential real estate market in the U.S. and Canada will benefit from fundamental demographic shifts over the long term, including:

●	An increase in demand from rising household formations, including as a result of immigration, population growth and wealth accumulation and wage growth of minorities. According to The State of the Nation’s Housing Report 2019 compiled by the Joint Center for Housing Studies of Harvard University (the “JCHS Report”), U.S. household formations are projected to reach 12.0 million between 2018 and 2028. Likewise, the U.S. Census Bureau projects that the U.S. will continue to experience long-term population growth and predicts net immigration of 36 million individuals from 2014 to 2060. And in Canada, Statistics Canada reports that Canada has the highest annual population growth rate of G7 nations and expects the nation’s population to grow to more than 40 million individuals by 2068 even in its low-growth scenario.
●	An increase in demand from generational shifts. We believe there is pent-up buying demand among adults in the millennial generation, currently the nation’s largest living generation. The millennial generation is moving into their prime home-buying years as they form households and are supported by strong employment, relatively low interest rates, and rising consumer confidence. Similarly, we also believe there is pent-up selling demand from generational shifts, such as many retirement age homeowners, from the “baby boom” generation, who are likely to take advantage of improved housing market conditions in order to sell their existing residences and retire in new areas of the country or purchase smaller homes.
●	Pent-up demand from supply shortages. Supplies of single-family homes for sale remain relatively scarce, particularly at the lower-cost end of the spectrum. The conversion of single-family homes to rental properties, the ongoing decline in residential mobility rates and the low level of single-family construction are likely contributors to the low level of supply, according to the JCHS Report. Additionally, while affordability pressures have eased, the JCHS Report notes this issue remains widespread, a long-term trend which has not been solved. Canada is faced with similar challenges with Statistics Canada noting more than 5% or more than 700 thousand households are in housing that is not suitable for their needs and nearly 20% of households do not report being satisfied with their housing. Should these supply constraints be remedied, we believe the real estate industry would see a substantial benefit.

Notable Broker and Agent Trends. Notable trends impacting residential real estate brokers and agents include:

●	Almost 90% of all U.S. homebuyers and sellers use an agent – About 89% of sellers and purchasers were represented by a real estate agent in 2019, according to NAR data. These figures have climbed over the last decade and a half—a period of time during which technology has materially changed the typical home-buying or selling transaction:

Percentage of Home Buyers and Sellers Using an Agent

Source: NAR Profile of Home Buyers and Sellers

●	Competition for agents and listings remains fierce – Competition for agents, especially highly productive agents, and listings has always been fierce and today is no different. Franchisors and brokers are continually refining and fine-tuning their economic models in order to craft what they believe to be the most compelling value proposition in order to attract and retain the most productive agents and to capture consumer listings. The year 2019 remained heated in this regard as the industry witnessed the continuation of significant capital invested in relatively new entrants to our industry, resulting in many well-financed competitors offering a wide variety of business models. See Competition for additional discussion.
●	The importance of technology continues to increase – We believe industry market participants will continue to focus on technology investments as evidenced by increased capital flowing into the industry. We believe mobile platforms, artificial intelligence and predictive analytics are increasingly becoming a point of focus as the industry looks to use technology to simplify and streamline the process of lead cultivation and completing transactions. In response, many established brokers are favoring proprietary technology as opposed to purchasing it from third parties.
●	Alternate business models increase amid record venture capital investment – While the majority of home buyers and sellers still use agents, the number of alternate business models continues to expand. Furthermore, investments into real estate technology, especially as it relates to alternate models, continues to increase. According to an October 2019 Real Estate Funding Report by T360, investment in residential real estate technology through the third quarter of 2019 totaled $2.14 billion, or 121% of full-year 2018 levels. Nearly $1.5 billion, or 69% of total residential funding in 2019 through September, went to four iBuyer companies. iBuyers are companies that make an online, all-cash offer to a potential home seller and if the offer is accepted, the iBuyer takes ownership of the property and is responsible for reselling the home. As the iBuyer model is a quicker alternative to a traditional real estate transaction, those sellers who need or want to sell their home quickly find it particularly attractive. Some brokerages have begun to partner with iBuyers or offer their own iBuyer program. Most iBuyer activity tends to be below the median price range. In addition to iBuyers who operate as discussed above, other alternate business models exist including those companies who seek to purchase an existing homeowner’s “move-up” or “dream” home for cash and then subsequently sell the currently occupied property.

The Long-Term Value Proposition for Real Estate Brokerage Services. We believe the traditional agent-assisted business model, especially those supported by professional and highly productive agents, compares favorably to alternative channels of the residential brokerage industry, such as discount brokers, “for sale by owner” listings, iBuyers, and lower-fee brokerages catering to consumers who use technology for some of the services traditionally provided by brokers, because full-service brokerages are best suited to address many of the key characteristics of real estate transactions, including:

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

For these reasons, we believe that consumers will continue to favor the full-service agent model for residential real estate transactions. In fact, a 2019 survey we commissioned from Camp & King of over 5,000 consumers across the U.S. and Canada noted that more than three quarters of home buyers and sellers still see the value of a full-service agent. In addition, although listings are available for viewing on a wide variety of real estate websites, we believe an agent’s local market expertise provides the ability to better understand the inventory of for-sale homes and the interests of potential buyers. This knowledge allows the agent to customize the pool of potential homes they show to a buyer, as well as help sellers to present their home professionally to best attract potential buyers.

The Long-Term Value Proposition for Mortgage Brokerage Services. Likewise, we believe mortgage brokers provide choice and a valuable “concierge” service for consumers. Mortgage brokers are familiar with the latest loan programs and choices available through various wholesale lenders. A professional mortgage broker can introduce consumers to loan programs from several lenders, providing choice and information consumers may be unlikely to locate on their own. In 2019, the percentage of mortgage originations handled by mortgage brokerages was still below average historical levels, which we believe shows potential for growth in the mortgage brokerage production channel. In 2019, we began to realize that potential as the percentage of mortgage originations handled by mortgage brokerages began to rise. We believe there is room for additional growth as the percentage of mortgage originations handled by mortgage brokerages in 2019 has still not reached maximum levels seen in the past.

Total Mortgage Originations

Source: Inside Mortgage Finance Publications, Inc. Copyright © 2020 Used with permission.

Purchase-money mortgage originations correlate to the overall number of home sales and home prices. Home purchases are driven primarily by the buyer’s personal and professional circumstances, whereas refinances depend mainly upon interest rates.

According to Federal Home Loan Mortgage Corporation (known as “Freddie Mac”), purchase-money originations are expected to increase gradually in the next few years. As compared to competitors, Motto has a significantly higher ratio of purchase-money mortgage originations to refinances at an approximately 80/20 split. We believe that the expected increase in purchase-money originations will provide a growth opportunity for a Motto franchise.

Purchase Mortgage Originations

Our Franchise Model and Offering

Introduction to Franchising. Franchising is a distributed model for licensing the use of the franchisor’s brand and technology, tools, and training. In return, the franchisee retains ownership and sole responsibility for the local business and its risks, and therefore a substantial portion of the profits it generates. The successful franchisor provides its franchisees: i) a unique product or service offering; ii) a distinctive brand name, and as the system gains market share, the favorable consumer recognition that brand comes to symbolize; and iii) technology, tools and training to help franchisees operate their business effectively, efficiently and successfully. Because franchising involves principally the development and licensing of intellectual property, and the costs of retail space and employees are borne by the individual unit owner, it has a low fixed-cost structure typified by high gross margins, allowing the franchisor to focus on innovation, franchisee training and support, and marketing to grow brand reputation.

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

Residential mortgage brokerages typically realize revenue by charging fees for their service, which is based on a percentage of the mortgage loan amount. The mortgage brokerage industry generally benefits from periods of increasing home sales activity and rising home prices, as this generally results in increased purchase-money mortgage originations (loans that arise during the initial sale of a house), and periods when homeowners refinance to take advantage of lower interest rates. The mortgage brokerage industry is usually adversely impacted in periods of decreasing home sales activity, as this results in less purchase-money mortgage originations, and periods of less favorable interest rates making homeowners less likely to refinance.

The RE/MAX “Agent-Centric” Franchise Offering. We believe that our “agent-centric” approach is a compelling offering in the real estate brokerage industry, and it enables us to attract and retain highly productive agents and motivated franchisees to our network and drive growth in our business and profitability. Our model maximizes our agent’s productivity by providing the following combination of benefits to our franchisees and agents:

●	High Agent Commission Fee Split and Low Franchise Fees. The RE/MAX high commission split concept is a cornerstone of our model and, although not unique, differentiates us in the industry. That differentiation is most evident when our brand advantages and services are factored in as part of the concept. We recommend to our franchisees an agent-favorable commission split of 95%/5%, in exchange for the agent paying fixed fees to share the overhead and other costs of the brokerage. This model allows high-producing agents to earn a higher commission compared to traditional brokerages where the broker typically takes 30% to 40% of the agent’s commission, and it provides brokers with the resources to offer key services and support to their agents.
●	Affiliation with the Best Brand in Residential Real Estate. With number one market share in the U.S. and Canada combined as measured by total residential transaction sides completed by RE/MAX agents, and leading unaided brand awareness in the U.S. and Canada, according to a consumer study by MMR Strategy Group, we reinforce brand awareness through marketing and advertising campaigns that are supported by our franchisees’ and agents’ local marketing.
●	Entrepreneurial, High-Performance Culture. Our brand and the economics of our model generally attract driven, professional, entrepreneurially-minded franchisees, and we allow them autonomy to run their businesses independently, including the freedom to set commission rates and oversee local advertising aligned with RE/MAX standards.
●	Powerful Technology and Marketing Tools. We believe we offer industry-leading technology highlighted by our proprietary booj Platform, First mobile app, and the recently enhanced consumer facing app and remax.com. The highly-customized booj Platform integrates a suite of digital products that empower high-producing agents, brokers and teams to proactively establish, manage and grow client relationships. With Customer Relationship Management (“CRM”) at the core of this ecosystem, the booj Platform utilizes deal management and lead cultivation tools to streamline the work of agents from lead generation to post-close nurturing and beyond, while integrating key partnerships that are widely adopted across the industry. The First mobile app leverages data science, machine learning and human interaction to help real estate professionals better leverage the value of their personal network. Photofy + RE/MAX gives our agents an exclusive social marketing tool to complement the variety of marketing tools we offer our agents.
●	RE/MAX University® Training Programs. RE/MAX University® offers on-demand access to industry information and advanced training in areas such as distressed properties, luxury properties, senior clients, buyer agency and many other specialty areas of real estate.
●	RE/MAX Marketing and Promotion. We believe the widespread recognition of the RE/MAX brand and our iconic red, white and blue RE/MAX hot air balloon logo and property signs is a key aspect of our value proposition to agents and franchisees. Representing the majority of our Marketing Funds activities, a variety of advertising, marketing and promotion programs build our brand and generate leads for our agents, including leading websites such as remax.com, advertising campaigns using television, digital marketing, social media, print, billboards and signs, and appearances of the well-known RE/MAX hot air balloon.

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

Our franchisees and their agents fund nearly all of the advertising, marketing and promotion supporting the RE/MAX brand, which, in the U.S. and Canada, occurs primarily on two levels:

●	Marketing Fund Regional, Pan-Regional and Local Marketing Campaigns. Funds are collected from franchisees by our Marketing Funds entities in Company-owned Regions to support both regional and pan-regional marketing campaigns to build brand awareness and to support the Company’s agent and broker technology. The use of the fund balances is restricted by the terms of our franchise agreements. Independent Regions may contribute to national or pan-regional creative and/or media campaigns to achieve economies of scale in the purchase of advertising but are generally responsible for any regional advertising in their respective areas.

●	Agent Sponsored Local Campaigns. Our franchisees and agents engage in extensive promotional efforts within their local markets to attract customers and drive agent and brand awareness locally. These programs are subject to our brand guidelines and quality standards for use of the RE/MAX brand, but we allow our franchisees and agents substantial flexibility to create advertising, marketing and promotion programs that are tailored to local market conditions.

RE/MAX “Growth Engine.” The RE/MAX Growth Engine is a virtuous circle whereby all of the key stakeholders in our franchise network—RE/MAX, our franchisees, agents and consumers—benefit from mutual investment and participation in the RE/MAX network or, as we say in RE/MAX, “Everybody wins.” By building our leading brand around an agent-centric model, we believe we are able to attract and retain highly productive agents and motivated franchisees. As a result, our agents and franchisees help to further enhance our brand and market share, expand our franchise network, and ultimately grow our revenue, as illustrated below:

The RE/MAX Growth Engine leads to the following unique benefits for our franchisees and agents and RE/MAX:

RE/MAX Franchisee and Agent Benefits	RE/MAX Benefits

•   Affiliation with the best brand in the real estate industry

•   Entrepreneurial culture

•   High agent commission split, low franchise fees and highly productive agents

•   Access to our technology and tools

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

The following depicts our franchise structure and the location of our Company-owned versus Independent Regions:

Tier	Description	Services

Franchisor (RE/MAX, LLC)	Owns the right to the RE/MAX brand and sells franchises and franchising rights.	● Brand ● Technology ● Marketing ● Training & tools

Independent Regional Franchise Owner

Owns rights to sell brokerage franchises in a specified region.

Typically, 20-year agreement with up to three renewal options.

RE/MAX, LLC franchises directly in Company-owned Regions, in the rest of the U.S. and Canada.

● Local Services ● Regional Advertising ● Franchise Sales In Company-owned Regions in the U.S. and Canada, RE/MAX, LLC performs these services.

Franchisee (Broker-Owner)	Operates a RE/MAX-branded brokerage office, lists properties and recruits agents. Typically, 5-year agreement.	● Office Infrastructure ● Sales Tools / Management ● Development & Coaching ● Broker of Record

Agent	Branded independent contractors who operate out of local franchise brokerage offices.	● Represents real estate buyer or seller ● Typically sets own commission rate

Company-owned Regions
Independent Regions

In general, the franchisees (or broker-owners) do not receive an exclusive territory in the U.S. except under certain limited circumstances. Prior to opening an office, a franchisee or principal owner is required to attend a four- to five-day training program at our global headquarters.

The Motto Mortgage Franchise Offering. Through our Motto business, we are a mortgage brokerage franchisor, not a lender or mortgage brokerage. Our franchisees are brokers, not lenders, and so neither we nor our franchisees fund or service any loans. As a franchisor, we help our Motto franchisees establish independent mortgage brokerage companies, with a model designed to comply with complex regulations, essentially providing a "mortgage brokerage in a box". This model not only creates an ancillary business opportunity for current real estate brokerage firms, but also offers opportunities for mortgage professionals seeking to open their own businesses and other independent investors interested in financial services. The Motto Mortgage model offers value to our franchisees by offering:

●	Setup Guidance. We guide owners through every step of the setup process.
●	Compliance, Training, and Support. We provide robust compliance support, including examination assistance and a system built with transparency in mind. To help each franchise owner, we provide support structures that allow them to spend their time getting more business.
●	Access to multiple lenders. Motto Mortgage franchisees work with a pre-vetted group of wholesale lenders to streamline the shopping process and to provide customers with competitive choices.
●	Technology. We’ve seamlessly integrated industry leading systems into one, time-saving technological ecosystem including best in class mortgage origination, CRM and marketing platforms.
●	Franchising Expertise. As a member of a family of companies with over 45 years of franchising experience, we provide best practices to franchisees.

Our Motto Mortgage brokerage franchisor, Motto Franchising, LLC, offers seven-year agreements with franchisees. Motto sells franchises directly throughout the U.S. as there are no regional franchise rights in the Motto system. Our customers are both RE/MAX and non-RE/MAX real estate brokers, real estate professionals and other investors seeking access to the mortgage brokerage business. We are also in the early stages of offering supplemental franchising models in which Motto offers brokers with an existing Motto franchise the ability to expand their physical and virtual presence for a reduced contractual fee (aka “branchise”). The aim of these new models is to give franchisees the flexibility to expand their business to places where it would not have been feasible to support a full additional franchise while keeping offices compliant with state branch regulations. These alternative models are not included in our count of open Motto offices. There are not presently any other national mortgage brokerage franchisors in the U.S.

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

(1)	Revenue (less Marketing Funds fees) and Adjusted EBITDA are non-GAAP measures of financial performance that differ from U.S. Generally Accepted Accounting Principles. Revenue (less Marketing Fund fees) is calculated directly from our consolidated financial statements as Total revenue less Marketing Funds Fees. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.
(2)	Excludes adjustments attributable to the non-controlling interest. See "Corporate Structure and Ownership” below.

Revenue Streams.

Holdings. The chart below illustrates our revenue streams:

Holdings Revenue Streams as Percentage of 2019 Total Revenue*

*Excluding Marketing Funds

RE/MAX

The amount of the various RE/MAX fee types will vary significantly depending on whether coming from Company-owned Regions, Independent Regions, or Global Regions, with the greatest amounts in Company-owned Regions. See discussion of revenue per agent below.

Continuing Franchise Fees. Continuing franchise fees are fixed contractual fees paid monthly by regional franchise owners in Independent Regions or franchisees in Company-owned Regions based on the number of RE/MAX agents in the respective franchised region or office or paid by Motto franchisees based on the number of offices open.

Annual Dues. Annual dues are a fixed membership fee paid annually by RE/MAX agents directly to us to be a part of the RE/MAX network and to use the RE/MAX brand. Annual dues are a flat fee per agent.

Broker Fees. Broker fees are assessed against real estate commissions paid by customers when a RE/MAX agent sells a home. Generally, the amount paid is 1% of the total commission on the transaction, although the percentage can vary based on the specific terms of the broker fee agreement and in certain locations (mainly Canada and Texas) is capped at a certain level of commissions, and in Independent Regions in Canada is not charged. The amount of commission collected by brokers is based primarily on the sales volume of RE/MAX agents, home sale prices in such sales and real estate commissions earned by agents on these transactions. Broker fees, therefore, vary based upon the overall health of the real estate industry and the volume of existing home sales. Additionally, agents in Company-owned Regions existing prior to 2004, the year we began assessing broker fees, are generally “grandfathered” and continue to be exempt from paying a broker fee. As of December 31, 2019, grandfathered agents represented approximately 17% of total agents in U.S. Company-owned Regions. We expect that over time, exempt agents will be replaced by new agents who will pay broker fees, which will have a positive impact on our broker fee revenue independent of changes in agent count, sales volume and home sale prices. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

Franchise Sales and Other Revenue. Franchise sales and other revenue primarily consists of:

●	Franchise Sales. Revenue from sales and renewals of individual franchises in RE/MAX Company-owned Regions, Independent Regions, as well as RE/MAX regional and country master franchises for Independent Regions in global markets outside of North America (“Global Regions”). We receive only a portion of the revenue from the sales and renewals of individual franchises from Independent and Global Regions. The franchise sale initial fees and commissions related to franchise sales are recognized over the contractual term of the franchise agreement.
●	Other Revenue. Revenue from (a) preferred marketing arrangements and approved supplier programs with such revenue being either a flat fee or a percentage of revenue from products and services sold to RE/MAX agents), (b) event-based revenue from training and conventions, including our RE/MAX annual convention, (c) revenue from booj’s legacy business of supplying websites and other technology to independent real estate brokerages and (d) technology subscription revenue such as for the First app.

Revenue per Agent in Owned versus Independent RE/MAX Regions. We receive a higher amount of revenue per agent in our Company-owned Regions than in our Independent Regions in the U.S. and Canada, and more in Independent Regions in the U.S. and Canada than in Global Regions. We receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-owned Regions, whereas we receive only a portion of these fees in Independent Regions. We generally receive 15%, 20% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each particular Independent Region established by the terms of the applicable regional franchise agreement. We base our continuing franchise fees, agent dues and broker fees outside the U.S. and Canada on the same structure as our Independent Regions, except that the aggregate level of such fees is substantially lower in these markets. In 2019, the average annual revenue per agent was as follows:

(1)	Annual dues are currently a flat fee of US$410/CA$410 per agent annually for our U.S. and Canadian agents. The average per agent for the year ended December 31, 2019 in both Independent Regions and Company-owned Regions reflects the impact of foreign currency movements related to revenue received from Canadian agents. The ratio of Canadian agents to U.S. agents in Independent Regions has increased as a result of U.S. Independent Region acquisitions.

Motto. Our Motto revenue is derived from continuing franchise fees and franchise sales.

●	Continuing Franchise Fees. Motto continuing franchise fees are fixed contractual fees paid monthly by Motto franchisees. The monthly fees paid by the brokers are initially discounted and take approximately 12 to 14 months after the sale of a Motto franchise for a franchisee to ramp up to paying a full set of monthly fees. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.
●	Franchise Sales. Revenue from sales and renewals of individual franchises. The franchise sale initial fees and commissions related to franchise sales are recognized over the contractual term of the franchise agreement.

Value Creation and Growth Strategy

As a franchisor, we generate favorable margins and healthy amounts of cash flow, which facilitates our value creation and growth strategy. As a leading franchisor in the residential real estate industry in the U.S., Canada and globally, we create shareholder value by:

a)	growing organically by building on our network of over 8,000 RE/MAX franchisees and 130,000 agents and our network of over 100 open Motto mortgage brokerage franchises;
b)	catalyzing growth by reacquiring regional RE/MAX franchise rights and acquiring other businesses complementary to our RE/MAX and Motto franchises; and
c)	returning capital to shareholders.

Organic Growth. We believe we have multiple opportunities to grow organically, including principally through: a) RE/MAX agent count growth in the U.S. and Canada; b) RE/MAX and Motto franchise sales; c) organic growth from global regions; d) pricing; and e) increases in agent productivity or higher home prices. Other potential organic growth opportunities include monetizing our technology offerings and developing our approved supplier relationships to drive additional revenue.

RE/MAX Agent Count Growth. With respect to RE/MAX agent count growth, we experienced agent losses during the downturn, but we returned to a period of net global agent growth in 2012 and our total year-over-year growth in agent count continued from 2013 through 2019.

RE/MAX Agent Count

Number of Agents at Quarter-End (1)

(1)	Agents that converted from an Independent Region to a Company-owned Region are moved from the Independent Region agent count to the Company-owned Region agent count during the quarter of the acquisition.

As shown in the following table, during the second half of 2018 our agent count growth in U.S. decelerated as U.S. existing home sales decelerated, a correlation we have seen previously. This deceleration poses challenges to organic growth from agent count which we have responded to with recruiting initiatives, including temporary fee waivers among other things, that improved the trend in the fourth quarter of 2019.

RE/MAX Agent Count Year-Over-Year Growth Rate by Geography

Contemporaneous with an abrupt decline in existing U.S. home sales in late 2018, we experienced a decline in our U.S. agent count from the fourth quarter of 2018 through the third quarter of 2019. To reinvigorate U.S. agent growth, we introduced several recruitment programs including some that incentivized recruitment through temporary waivers of fees for new agents. We have several initiatives designed to improve the value proposition offered to both franchisees and agents, which we believe will help recruiting and retention. Two key initiatives in 2020 are:

●	Technology. We have introduced the powerful booj Platform, which is a custom-built, integrated platform with products that interact and evolve with one another. With Customer Relationship Management (“CRM”) at the core of this ecosystem, the booj Platform is a holistic real estate technology solution that allows agents to be more strategic in their interactions with current transactions and new potential business, ultimately improving our agents’ productivity. Currently, the platform is rolled out to U.S. Company-owned Regions and beginning in 2020, we plan to offer the platform to Canada and participating U.S. Independent Regions, with the ultimate plan to offer the booj Platform throughout our global network. As we continue to roll out the booj Platform, successful adoption and training of our brokers and agents are key priorities in 2020. In addition, we will continue to focus on enhancing and investing in the booj technology and evaluating complementary technology through partnerships or smaller acquisitions. Providing the best online and offline experience for RE/MAX and Motto affiliates and consumers is one of our primary strategic technology goals and we expect to continue to invest meaningfully in technology as we seek to enhance our overall value proposition, as with the recent acquisition of First.
●	Agent Count Growth and Retention. We have increased our focus on the recruiting and retention of our agents by partnering with our franchise owners. In late 2019, we launched an incentive-based growth campaign that focused on maintaining and recruiting new agents. This campaign reinvigorated recruiting efforts within the network and was well received as the overall participation of franchise owners in the campaign exceeded our expectations. Heading into 2020, we will continue to expand our recruiting initiatives and will incorporate other direct contact opportunities (such as the RE/MAX annual convention, speaking tours, and other company events) with various contact points throughout 2020.

RE/MAX and Motto Franchise Sales. We intend to continue adding franchises in new and existing markets, and as a result, increase our global market share and brand awareness. Each incremental franchise leverages our existing infrastructure, allowing us to drive additional revenue at little incremental cost. We are committed to reinvesting in the business to enhance our value proposition through a range of new and existing programs and tools.

RE/MAX Office Franchise Sales

Number of Motto Franchises Sold*

*only includes full physical Motto offices; excludes virtual offices and branchises

Organic Growth from Global Regions. We have a growing global presence with our agent count outside the U.S. and Canada growing almost 16% in 2019 and 33% over the past two years. Over the last two decades, the size of the RE/MAX network outside of the U.S. and Canada has grown to represent approximately a third of total RE/MAX agent count. We believe offering the booj Platform internationally is another growth opportunity we plan to take advantage of. However, we earn substantially more of our revenue in the U.S. than in other countries as a result of the higher average revenue per agent earned in Company-owned Regions than in Independent Regions, and in the U.S. and Canada as compared to the rest of the world:

RE/MAX Agents by Geography As of Year-end 2019	RE/MAX Revenue by Geography (a) Percent of 2019 Revenue

(a)	Excludes revenues from the Marketing Funds, Motto and booj.

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

	2015	2016	2017	2018	2019
Continuing Franchise Fees
Company-owned Regions - U.S.	-	3.9%	-	-	-
Company-owned Regions - Canada	-	1.9%	1.9%	-	-

Annual Dues
Company-owned Regions - U.S.	-	-	2.5%	-	-
Company-owned Regions - Canada	-	-	2.5%	-	-

Growth Catalysts through Acquisitions. We intend to continue to pursue acquisitions of the regional RE/MAX franchise rights in a number of Independent Regions in the U.S. and Canada, as well as other acquisitions in related areas that build on or support our core competencies in franchising and real estate and are complementary to our RE/MAX and Motto businesses.

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

Flow through Independent Regions

RE/MAX, LLC
Implied Gross 70%-85% Upside through Independent Region Acquisitions
15%-30% of
Continuing Franchise Fee
Broker Fee
Initial Franchise Fee
Independent Regions
CONTINUING FRANCHISE FEE
BROKER FEE 1% of Commissions
INITIAL FRANCHISE FEE
ANNUAL DUES $410 / Agent / Year
Franchises / Brokerages
Fixed Monthly Management Fee
Recommended 5% of Commissions
Agents

Other Acquisitions. We may pursue other acquisitions, either of other brands, or of other businesses that we believe can help enhance the value proposition that we provide to the franchisees and their agents in our existing businesses, such as our recent acquisition of First. We may consider strategic acquisitions to compliment the functionality of the booj Platform and enhance the value proposition.

Return of Capital to Shareholders. We are committed to returning capital to shareholders as part of our value creation strategy. We have paid quarterly dividends since the completion of our first full fiscal quarter as a publicly traded company, or April of 2014. We have annually increased our quarterly dividends since then, as we have deemed appropriate. On February 19, 2020, our Board of Directors announced a quarterly dividend of $0.22 per share.

Quarterly Dividends

Our disciplined approach to allocating capital allows us to return capital to shareholders while investing to drive future organic growth and catalyzing growth through acquisitions.

Competition

RE/MAX. The residential real estate brokerage business is fragmented and highly competitive. We compete against many different types of competitors - traditional real estate brokerages; non-traditional real estate brokerages, including some that offer deeply discounted commissions to consumers, and other newer entrants, including iBuyers. We compete in different ways for franchisees, for agents, and for consumers.

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

We also compete against non-traditional real estate brokerages in the U.S. and Canada such as Redfin that offer deeply discounted commissions to consumers. Even among competitors with traditional models, there are variations such as the “hybrid” classification of Compass (a national bricks-and-mortar brokerage focusing on technology and funded by venture capital), and the virtual brokerage (no brokerage offices) platform of eXp Realty.

Our efforts to target consumers and connect them with a RE/MAX agent via our websites also face competition from major real estate portals, such as Zillow and Realtor.com.

We also compete for home sales against newer entrants, often referred to as iBuyers, which offer to buy homes directly from homeowners at below-market rates in exchange for speed and convenience, and then resell them shortly thereafter at market prices. Our largest national competitors in the U.S. in this category include Opendoor, Offerpad, Redfin and Zillow. Some traditional brokerages have begun to adapt to iBuyers by either partnering their agents with an iBuyer directly or by launching their own iBuyer program. Agents most often interact with iBuyers by evaluating iBuyer offers for home sellers (comparing to what the seller might receive by selling their home on the MLS), referring home sellers to an iBuyer for a referral fee or listing homes that are owned by iBuyers.

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

Corporate Structure and Ownership

Holdings is a holding company incorporated in Delaware and its only business is to act as the sole manager of RMCO, LLC, (“RMCO”). In that capacity, Holdings operates and controls all of the business and affairs of RMCO. RMCO is a holding company that is the direct or indirect parent of all of our operating businesses, including RE/MAX, LLC and Motto Franchising, LLC. As of December 31, 2019, Holdings owns 58.7% of the common units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.3% of common units in RMCO. RIHI, Inc. is majority owned and controlled by David Liniger, our Chairman and Co-Founder, and by Gail Liniger, our Vice Chair and Co-Founder.

The diagram below depicts our organizational structure:

The holders of Holdings Class A common stock collectively own 100% of the economic interests in Holdings, while RIHI owns 100% of the outstanding shares of Holdings Class B common stock.

On October 7, 2018, pursuant to the terms of the Company’s Certificate of Incorporation, RIHI lost its previous effective control of a majority of the voting power of Holdings common stock. RIHI owns all of Holdings’ Class B common stock which, prior to October 7, 2018, entitled RIHI to a number of votes on matters presented to Holdings stockholders equal to two times the number of RMCO common units that RIHI held. Effective October 7, 2018, the voting power of Class B common stock was reduced to equal the number of RMCO common units held, and therefore RIHI lost the controlling vote of Holdings. As a result of this change in the voting rights of the Class B common stock, RIHI no longer controls a majority of the voting power of Holdings’ common stock, and Holdings no longer constitutes a “controlled company”

under the corporate governance standards of the New York Stock Exchange (the “NYSE”). RIHI remains a significant stockholder of the Company, and through its ownership of the Class B common stock, holds approximately 41.3% of the voting power of the Company’s stock. Mr. Liniger also owns Class A common stock with an additional 1.2% of the voting power of the Company’s stock.

Holdings ownership of RMCO and Tax Receivable Agreements

Holdings has twice acquired significant portions of the ownership in RMCO; first in October 2013 at the time of IPO when Holdings acquired its initial 11.5 million common units of RMCO and, second, in November and December 2015 when it acquired 5.2 million additional common units. Holdings issued Class A common stock, which it exchanged for these common units of RMCO. RIHI then sold the Class A common stock to the market.

When Holdings acquired common units in RMCO, it received a step-up in tax basis on the underlying assets held by RMCO. The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired. The majority of the step-up in basis relates to intangible assets, primarily franchise agreements and goodwill, and the step-up is often substantial. These assets are amortizable under IRS rules and result in deductions on our tax return for many years and, consequently, Holdings receives a future tax benefit. These future benefits are reflected within deferred tax assets on our consolidated balance sheets.

If Holdings acquires additional common units of RMCO from RIHI, the percentage of Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur.

In connection with the initial sale of RMCO common units in October 2013, Holdings entered into Tax Receivable Agreements (“TRAs”) which require that Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. We believe 85% is common for tax receivable agreements. The TRA holders as of December 31, 2019 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. As of December 31, 2019, this liability was $37.2 million. Similar to the deferred tax assets, the TRA liabilities would increase if Holdings acquires additional common units of RMCO from RIHI.

Employees

As of December 31, 2019, we had approximately 500 employees. Our franchisees are independent businesses. Their employees and independent contractor sales agents are therefore not included in our employee count. None of our employees are represented by a union.

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

Real Estate and Mortgage Regulation. The Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws and mortgage regulations restrict payments which real estate brokers, mortgage brokers, and other service providers in the real estate industry may receive or pay in connection with the sales of residences and referral of settlement services, such as real estate brokerage, mortgages, homeowners’ insurance and title insurance. Such laws affect the terms that we may offer in our franchise agreements with Motto franchisees and may to some extent restrict preferred vendor programs, both for Motto and RE/MAX. Federal, state and local laws, regulations and ordinances related to the origination of mortgages, may affect other aspects of the Motto business, including the extent to which we can obtain data on Motto franchisees’ compliance with their franchise agreements. These laws and regulations include (i) the Federal Truth in Lending Act of 1969 (“TILA”), and Regulation Z (“Reg Z”) thereunder; (ii) the Federal Equal Credit Opportunity Act ("ECOA'') and Regulation B thereunder; (iii) the Federal Fair Credit Reporting Act and Regulation V thereunder; (iv) RESPA, and Regulation X thereunder; (v) the Fair Housing Act; (vi) the Home Mortgage Disclosure Act; (vii) the Gramm-Leach-Bliley Act and its implementing regulations; (viii) the Consumer Financial Protection Act and its implementing regulations; (ix) the Fair and Accurate Credit Transactions Act-FACT ACT and its implementing regulations; and (x) the Do Not Call/Do Not Fax Act and other state and federal laws pertaining to the solicitation of consumers.

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

We have grouped our risks according to:

●	Risks Related to Our Business and Industry;
●	Risks Related to Our Organizational Structure; and
●	Risks Related to Ownership of Our Class A Common Stock.

Risks Related to Our Business and Industry

Our results are tied to the residential real estate market and we may be negatively impacted by downturns in this market and general global economic conditions.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. These conditions include fluctuations in short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, wage and job growth, levels of unemployment, home affordability, down payment requirements, inventory levels, consumer confidence, demographic changes, local or regional economic conditions and the general condition of the U.S., Canadian and global economies. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic and regulatory environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market. The residential real estate market could also be negatively impacted by acts of nature, such as fires, hurricanes, earthquakes, and such events may lead us to waive fees in certain impacted areas. Climate change may negatively affect the residential real estate market. Changes in local, state and federal laws or regulations that affect residential real estate transactions or encourage ownership, including but not limited to changes in tax law in late 2017 that limit the deductibility of certain mortgage interest expenses and increase the standard deduction (thereby potentially decreasing the tax benefits of homeownership) and potential future tax law changes, such as further limiting or eliminating the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, and deductibility of real property taxes, could impact the residential real estate market.

Any of the above factors, and other factors discussed in this Annual Report on Form 10-K could cause a decline in the housing or mortgage markets and have a material adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or home prices. This could lead to a decrease of the number of agents or franchises in our networks and reduce the fees we receive from our franchisees and agents, which, in turn, could adversely affect our financial condition and results of operations.

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

The Dodd-Frank Act, which was passed to more closely regulate the financial services industry, created the Consumer Financial Protection Bureau (“CFPB”), an independent federal bureau, which was designed to enforce consumer protection laws, including various laws regulating mortgage finance. The Dodd-Frank Act also established new standards and practices for mortgage lending, including a requirement to determine a prospective borrower’s ability to repay a loan, removing perceived incentives to originate higher cost mortgages, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. Rules implementing many of these changes protect creditors from certain liabilities for loans that meet the requirements for “qualified mortgages.” (“QM loans”). The rules placed several restrictions on qualified mortgages, including caps on certain closing costs as well as limits on debt to income (“DTI”) ratios for qualified mortgages.

Certain potential regulatory changes such as the termination by the CFPB of a regulatory exemption known as the “QM patch” for loans backed by Fannie Mae or Freddie Mac, the requirement to implement a new uniform residential loan application (“URLA”) which may increase Equal Credit Opportunity Act (“ECOA”) and other operational risks, and more activist supervision and regulation of housing finance at the state level may adversely impact the housing industry, including homebuyers’ ability to finance and purchase homes.

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

In addition, a reduction in government support for home financing, including the possible winding down or privatization of GSEs could further reduce the availability of financing for homebuyers in the U.S. residential real estate market. No consensus has emerged in Congress concerning potential reforms relating to Fannie Mae and Freddie Mac and a potential transition to alternative structures for the secondary market, so we cannot predict either the short or long term-effects of such regulation and its impact on homebuyers’ ability to finance and purchase homes.

Furthermore, many lenders have tightened their underwriting standards since the real estate downturn, and many subprime and other alternative mortgage products are no longer as common in the marketplace. While some loosening of credit standards and a resurgence of alternative mortgage products, including non-qualified mortgages has occurred, if these mortgage loans continue to be somewhat more difficult to obtain, including in the jumbo mortgage markets, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes could be adversely affected, which would adversely affect our operating results.

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

We intend to pursue a number of different strategies to grow our revenue and earnings and to deploy the cash generated by our business. We constantly strive to increase the value proposition for our agents and brokers. If we do not reinvest in our business in ways that support our agents and brokers and make the RE/MAX network attractive to agents and brokers, we may become less competitive. Additionally, we are exploring opportunities to acquire other businesses, including select RE/MAX independent regional franchises, or other businesses in the U.S. and Canada that are complementary to our core business, particularly those offering differentiated technology. If we fail to develop, execute, or focus on our business strategy, fail to make good business decisions, fail to enforce a disciplined management process to ensure that our investment of resources aligns with our strategic plan and our core management and franchising competencies or fail to properly focus resources or management attention on strategic areas, any of these could negatively impact the overall value of the Company.

We may fail to continue our booj Platform rollout as expected or its effectiveness in attracting & retaining agents may be more limited than anticipated.

During the first quarter of 2018, we acquired booj, a real estate technology company, primarily to develop and deliver core technology solutions designed for RE/MAX affiliates. We anticipate that this new technology will improve the RE/MAX value proposition and ultimately assist in attracting and retaining agents and franchisees. The technology platform developed by booj has been delivered to our U.S. Company-owned Regions in 2019. If the booj Platform is (a) delivered to additional regions later than expected, or (b) does not create a distinct competitive edge for franchisees and agents, or (c) has a poorer than expected adoption rate by our franchisees and agents, the introduction of such platforms may not be effective in attracting and retaining agents and franchisees.

We may be unable to acquire regional franchise rights in independent RE/MAX regions in the U.S. and Canada or successfully integrate the independent RE/MAX regions that we have acquired.

We continue to pursue a growth strategy of reacquiring select RE/MAX independent regional franchises in the U.S. and Canada to support our growth. The acquisition of a regional franchise enables us to focus on a consistent delivery of the RE/MAX value proposition, increases our revenue and provides an opportunity for us to enhance profitability. This growth strategy depends on our ability to find regional franchisees willing to sell the franchise rights in their regions on favorable terms, as well as our ability to finance, complete and integrate these transactions. The number of remaining independent regions in the United States and Canada is limited and therefore we may have difficulty finding suitable regional franchise acquisition opportunities at an acceptable price. Further, in the event we acquire a regional franchise, we may not be able to achieve the expected returns on our acquisition after we integrate the acquired region into our business.

Integrating acquired regions involves complex operational and personnel-related challenges and we may encounter unforeseen difficulties and higher than expected integration costs or we may not be able to deliver expected cost and growth synergies.

Future acquisitions may present other challenges and difficulties, including:

●	the possible departure of a significant number of key employees;
●	regulatory constraints and costs of executing our growth strategy may vary by geography;
●	the possible defection of franchisees and agents to other brands or independent real estate companies;
●	limits on growth due to exclusive territories granted to current franchisees by former region owners;
●	the failure to maintain important business relationships and contracts of the selling region;
●	legal or regulatory challenges or litigation post-acquisition, which could result in significant costs;
●	potential unknown liabilities associated with acquired businesses.

A prolonged diversion of management’s attention and any delays or difficulties encountered in connection with the integration of any acquired region or region that we may acquire in the future could prevent us from realizing anticipated cost savings and revenue growth from our acquisitions.

The failure to attract and retain highly qualified franchisees could compromise our ability to expand the RE/MAX and Motto networks.

Our most important asset is the people in our network, and the success of our franchisees depends largely on the efforts and abilities of franchisees to attract and retain high quality agents and loan originators. If our franchisees fail to attract and retain agents and loan originators, they may fail to generate the revenue necessary to pay the contractual fees owed to us.

Additionally, although we believe our relationship with our franchisees and their agents and loan originators is open and strong, the nature of such relationships can give rise to conflict. For example, franchisees or agents/loan originators may become dissatisfied with the amount of contractual fees and dues owed under franchise or other applicable arrangements, particularly in the event that we increase fees and dues. They may disagree with certain network-wide policies and procedures, including policies dictating brand standards or affecting their marketing efforts. They may also be disappointed with our marketing campaigns. If we experience any conflicts with our franchisees on a large scale, our franchisees may decide not to renew their franchise agreements upon expiration or may file lawsuits against us or they may seek to disaffiliate with us, which could also result in litigation. These events may, in turn, materially and adversely affect our business and operating results.

Our financial results are affected by the ability of our franchisees to attract and retain agents and loan originators.

Our financial results are heavily dependent upon the number of RE/MAX agents and Motto offices in our global networks. The majority of our revenue is derived from recurring dues paid by our franchisee’s agents and contractual fees paid by our franchisees or regional franchise owners based on the number of agents or offices within their respective networks. Competition for real estate agents and loan originators is fierce. Our competitors may attempt to recruit the agents and loan originators of our franchisees. If our franchisees are not able to attract and retain agents and loan originators (which is not within our direct control), our agent count and revenue may decline.

Competition in the residential real estate franchising business is intense, and we may be unable to grow our business organically, including increasing our agent count, expanding our network of franchises and their agents, and increasing franchise and agent fees, which could adversely affect our brand, our financial performance, and results of operations.

We generally face strong competition in the residential real estate services business from other franchisors and brokerages (i.e. national, regional, independent, boutique, discount and web-based brokerages), as well as web-based companies focused on real estate. There has recently been substantial investment in real estate technology, including companies aiming to use innovative technology to disrupt the real estate market. Upon the expiration of a franchise agreement, a franchisee may choose to renew their franchise with us, operate as an independent broker or to franchise with one of our competitors. Competing franchisors may offer franchisees fees that are lower than those we charge, or that are more attractive in particular markets. Further, some of our largest competitors may have greater financial resources and larger budgets than we do to invest in technology and enhance their value proposition to agents, brokers and consumers. To remain competitive in the sale of franchises and to retain our existing franchisees at the time of the renewal of their franchise agreements, we may have to reduce the cost of renewals and/or the recurring monthly fees we charge our franchisees. We may have to offer incentives to encourage franchisees to recruit new agents. In addition, even with these measures, franchisees may choose not to renew their franchise, or may not recruit new agents.

As a result of this competition, we may face many challenges in adding franchises and attracting agents in new and existing markets to expand our network, as well as other challenges such as:

●	selection and availability of suitable markets;
●	finding qualified franchisees in these markets who are interested in opening franchises on terms that are favorable to us;
●	increasing our local brand awareness in new markets;
●	attracting and training of qualified local agents; and
●	general economic and business conditions.

The real estate market may be negatively impacted by industry changes as the result of certain class action lawsuits.

In March and April of 2019, three putative class action complaints were filed against National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc, RE/MAX Holdings, and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the Northern District of Illinois. The second was filed on April 15, 2019, by plaintiff Sawbill Strategies, Inc., also in the Northern District of Illinois. These two actions have now been consolidated. A third action was filed by plaintiffs Joshua Sitzer and four other individual plaintiffs in the Western District of Missouri. The complaints (collectively “Moehrl/Sitzer suits”) make substantially similar allegations and seek substantially similar relief. The plaintiffs allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints add allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. These lawsuits have also prompted discussion of regulatory changes by various governments or rules established by local or state real estate boards or multiple listing services. The resolution of these complaints and/or such regulatory changes may require changes to our or our brokers business model, including changes in broker compensation. This could reduce the fees we receive from our franchisees, which, in turn, could adversely affect our financial condition and results of operations.

A significant adoption by consumers of alternatives to full-service agents or loan originators could have a material adverse effect on our business, prospects and results of operations.

A significant increase in consumer use of technology that eliminates or minimizes the role of the real estate agent or mortgage loan originator could have a materially adverse effect on our business, prospects and results of operations. These options include direct-buyer companies (also called iBuyers) that purchase directly from the seller at below-market rates in exchange for speed and convenience, and then resell them shortly thereafter at market prices, and discounters who reduce the role of the agent in order to offer sellers a low commission or a flat fee while giving rebates to buyers. How consumers want to buy or sell houses and finance their purchase will determine if these models reduce or replace the long-standing preference for full-service agents and loan originators.

Our financial results are affected directly by the operating results of franchisees and their agents and loan originators, over whom we do not have direct control.

Our financial results depend upon the operational and financial success of our franchisees and, for RE/MAX, their agents and for Motto Mortgage, their loan originators. We have limited control over these parties, particularly in Independent Regions where we exercise less control over franchisees than in Company-owned Regions. Our franchisees operate in intensely competitive markets and we have little visibility into the results of their operations. If our franchisees’ financial results worsen, our revenue may decline. We terminate franchisees for non-payment, non-reporting and other non-compliance with their franchise agreements and we may terminate franchisees more frequently in the future.

Our franchisees and their agents or loan originators could take actions that could harm our business.

Our franchisees are independent businesses and the agents and loan originators who work within these brokerages are independent contractors or employees of the brokerages and, as such, are not our employees, and we do not exercise control over their day-to-day operations. Franchisees may not operate real estate and mortgage brokerage businesses in a manner consistent with industry standards, or may not attract and retain qualified independent contractor agents and loan originators. If franchisees and agents and loan originators were to provide diminished quality of service to customers, engage in fraud, misconduct, negligence or otherwise violate the law or realtor codes of ethics, our image and reputation may suffer materially and we may become subject to liability claims based upon such actions. Any such incidents could adversely affect our results of operations.

Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies or the ordinary course of our business or our franchisees’ business. Other incidents may arise from events that are or may be beyond our control and may damage our brand, such as actions taken (or not taken) by one or more franchisees or their agents and loan originators relating to health, safety, welfare or other matters; litigation and claims; failure to maintain high ethical and social standards for all of our operations and activities; failure to comply with local laws and regulations; and illegal activity targeted at us or others. Our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us, which may result in a decrease in our total agent and loan office count and, ultimately, lower revenues, which in turn would materially and adversely affect our business and results of operations.

An organized franchisee association could pose risks to our ability to set the terms of our franchise agreements and our pricing. A group of broker/owners from around the country have founded and committed to the continued success and funding of the RMX Association (RMXA), an independent association of RE/MAX franchisees, whose goal is to work in partnership with RE/MAX, LLC and each other to improve, enhance and grow the brand into the future and protect assets and grow profitability as franchisees.

The failure of Independent Region owners to successfully develop or expand within their respective regions could adversely impact our revenue and earnings.

We have sold regional master franchises in the U.S. and Canada and have sold and continue to sell regional master franchises in our global locations outside of Canada. While we are pursuing a strategy to acquire select regional franchise rights in the U.S. and Canada, we still rely on independent regional master franchises in Independent Regions, and in all regions located outside the U.S. and Canada. We depend on Independent Regions, which have the exclusive right to grant franchises within a particular region, to successfully develop or expand within their respective regions and to monitor franchisees’ use of our brand. The failure of any of these Independent Region owners to do these things, or the termination of an agreement with a regional master franchisee could delay the development of a particular franchised area, interrupt the operation of our brand in a particular market or markets while we seek alternative methods to develop our franchises in the area, and weaken our brand image. Such an event could result in lower revenue for us, which would adversely impact our business and results of operations.

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

There is a risk that we and our franchisees could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive.

We, or our franchisees, are also subject to various other rules and regulations such as:

●	the Gramm-Leach-Bliley Act, which governs the disclosure and safeguarding of consumer financial information;
●	the European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act, and various other laws protecting consumer data;
●	the USA PATRIOT Act;
●	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;
●	federal and state “Do Not Call,” “Do Not Fax,” and “Do Not E-Mail” laws;
●	the Fair Housing Act;
●	laws and regulations, including the Foreign Corrupt Practices Act, that impose sanctions on improper payments;
●	laws and regulations in jurisdictions outside the U.S. in which we do business;
●	state and federal employment laws and regulations, including any changes that would require reclassification of independent contractors to employee status, and wage and hour regulations;
●	and
●	consumer fraud statutes.

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

Most of our RE/MAX franchisees self-report their agent counts and agent commissions which drives the fees due to us, and we have limited tools to validate or verify these reports. This could impact our ability to collect revenue owed to us by our Independent Regions, franchisees, and agents, and could affect our ability to forecast our performance accurately.

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

Attrition of legacy booj customers could have an adverse effect on our financial results.

The booj business we acquired in February 2018 continues to service legacy customers, unrelated to RE/MAX. Several legacy customers have discontinued their relationship with booj, causing revenue to decrease. There is a risk that the remaining legacy customers leave at a faster pace than anticipated resulting in an accelerating decline in revenue.

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

The risks involved in our global operations and relationships could result in losses against which we are not insured and therefore affect our profitability. These risks include:

●	fluctuations in foreign currency exchange rates, primarily related to changes in the Canadian dollar and Euro to U.S. dollar exchange rates;
●	exposure to local economic conditions and local laws and regulations, including those relating to the agents of our franchisees;
●	economic and/or credit conditions abroad;
●	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.;
●	restrictions on the withdrawal of foreign investment and earnings;
●	government policies against businesses owned by foreigners;
●	diminished ability to legally enforce our contractual rights in foreign countries;
●	withholding and other taxes on remittances and other payments by subsidiaries; and
●	changes in tax laws regarding taxation of foreign profits.

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

We derive significant benefit from our market share leadership and our ability to make claims regarding the same, including through use of our slogan that “Nobody in the world sells more real estate than RE/MAX” as measured by residential transaction sides. Loss of market leadership, and as a result an inability to tout the same, may hinder public and industry perception of RE/MAX as a leader in the real estate market and hurt agent recruitment and franchise sales as a result.

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

We regard our RE/MAX trademark, balloon logo and yard sign design trademarks and our Motto trademarks as having significant value and as being an important factor in the marketing of our brands. We believe that this and other intellectual property are valuable assets that are critical to our success. Not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries. There can be no assurance that we will be able to adequately maintain, enforce and protect our trademarks or other intellectual property rights.

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

The systems may not perform as desired or we may experience cost overages, delays, or other factors that may distract our management from our business, which could have an adverse impact on our results of operations. Further, we may not be able to obtain future new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, including those related to our recent technology acquisitions.

We rely on traffic to our websites, including our flagship websites, remax.com and mottomortgage.com, directed from search engines. If our websites fail to rank prominently in unpaid search results, traffic to our websites could decline and our business could be adversely affected.

Our success depends in part on our ability to attract home buyers and sellers to our websites, including our flagship websites, remax.com and mottomortgage.com through unpaid Internet search results on search engines. The number of users we attract from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, such as changes in ranking algorithms, many of which are not under our direct control, and they may change frequently. In addition, our website faces increasing competition for audience from real estate portal websites, such as Zillow, Trulia and Realtor.com. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites could adversely impact our business and results of operations.

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

In addition, we rely on the collection and use of personally identifiable information from franchisees, agents and consumers to conduct our business and in certain instances such data may include social security numbers, payment card numbers, or customer financial information. Global privacy legislation (including the recently enacted GDPR regulations in the European Union), enforcement and policy activity are rapidly expanding and creating a complex compliance environment. Changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. For example, California recently enacted the California Consumer Privacy Act, which became effective on January 1, 2020 and requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. Should we misuse or improperly store the personally identifiable information that we collect, or should we be the victim of a cyberattack that results in improper access to such personally identifiable information, we may be subject to legal claims and regulatory scrutiny. Any legal claims, government action or damage to our reputation due to actions, or the perception that we are taking actions, inconsistent with the terms of our privacy statement, consumer expectations, or privacy-related or data protection laws and regulations, could expose us to liability and adversely impact our business and results of operations.

Any disruption to our websites or lead generation tools could harm our business.

We are vulnerable to certain additional risks and uncertainties associated with websites, which include our lead referral system, remax.com, global.remax.com, theremaxcollection.com, remaxcommercial.com and mottomortgage.com. These risks include changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. We may experience service disruptions, outages and other performance problems due to a variety of factors, including reliance on our third-party hosted services, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service, fraud or attacks. Our failure to address these risks and uncertainties successfully could reduce our Internet presence, generate fewer leads for our agents and damage our brand. Many of the risks relating to our website operations are beyond our control.

We only have two primary facilities, one of which serves as our corporate headquarters. If we encounter difficulties associated with these facilities, we could face management issues that could have a material adverse effect on our business operations.

We have two primary facilities both located in Denver, Colorado, where most of our employees are located. A significant portion of our owned computer equipment, IT team focused on agent technology, and our management is located in these facilities. Our management and employees would need to find an alternative location if we were to encounter difficulties at our corporate headquarters, including by fire or other natural disaster, which would cause disruption and expense to our business and operations.

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

We are pursuing a growth strategy to offer and sell residential mortgage brokerage franchises in the U.S under the “Motto Mortgage” brand and trademarks. We continue to develop operating experience in the mortgage brokerage industry. Our strategy hinges on our ability to recruit franchisees and help them recruit loan originators, to develop and maintain strong competencies within the mortgage brokerage market, on favorable conditions in the related regulatory environment and on our success in developing a strong, respected brand. We may fail to understand, interpret, implement and/or train franchisees adequately concerning compliance requirements related to the mortgage brokerage industry or the relationship between us and our franchisees, any of which failures could subject us or our franchisees to adverse actions from regulators. Motto Franchising, LLC, may also have regulatory obligations arising from its relationship with Motto franchisees; we may fail to comply with those obligations, and that failure could also subject us to adverse actions from regulators. The Motto Mortgage brand’s lack of brand recognition may hamper franchise sales efforts. In addition, residential mortgage brokerage is a highly competitive industry and Motto will suffer if we are unable to attract franchisees, which will adversely affect Motto’s growth, operations and profitability.

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

The discontinuation of London Interbank Offered Rate ("LIBOR") may adversely affect our borrowing costs.

The variable interest rate on our Senior Secured Credit Facility can be based on LIBOR at our option, and we have chosen the LIBOR option on a regular basis. In 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. The discontinuation of LIBOR as a reference rate may cause interest rates under our current or future debt agreements to perform differently than in the past. The replacement with an alternative reference rate may cause unanticipated consequences and our future borrowing costs may be adversely affected. At this time, we are unable to predict what effect the discontinuance of LIBOR and the establishment of alternative reference rates will have on our borrowing costs and results of operations.

Our operating results are subject to quarterly fluctuations due to home sales, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.

Historically, we have realized, and expect to continue to realize, lower Adjusted EBITDA margins in the first and fourth quarters due primarily to the impact of lower broker fees and other revenue primarily as a result of lower overall home sale transactions, and higher selling, operating and administrative expenses in the first quarter for expenses incurred in connection with our RE/MAX annual convention. Accordingly, our results of operations may fluctuate on a quarterly basis, which would cause period to period comparisons of our operating results to not be necessarily meaningful and cannot be relied upon as indicators of future annual performance.

Expectations of the Company relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

Risks Related to Our Organizational Structure

RIHI has substantial influence over us including over decisions that require the approval of stockholders, and its interest in our business may conflict with yours.

RIHI, a company controlled by David Liniger, our current Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder, respectively, owns all of our outstanding Class B common stock. Although RIHI no longer controls a majority of the voting power of RE/MAX Holdings’ common stock, RIHI remains a significant stockholder of the Company and through its ownership of the Class B common stock holds approximately 41.3% of the voting power of the Company’s stock. Mr. Liniger also owns Class A common stock with an additional 1.2% of the voting power of the Company’s stock. Therefore, RIHI has the ability to significantly influence all matters submitted to a vote of our stockholders.

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

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors. These provisions:

●	establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;
●	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;
●	provide that our Board of Directors is expressly authorized to make, alter or repeal our bylaws;
●	delegate the sole power to a majority of our Board of Directors to fix the number of directors;
●	provide the power of our Board of Directors to fill any vacancy on our Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
●	eliminate the ability of stockholders to call special meetings of stockholders; and

●	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

ITEM 3. LEGAL PROCEEDINGS

As disclosed in Note 15 Commitments and Contingencies, from time to time we are involved in litigation, claims and other proceedings relating to the conduct of our business, and the disclosures set forth in Note 15 relating to certain legal matters is incorporated herein by reference. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of our control including franchisees and independent agents, and employment law claims. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant time and resources from management. Although we do not believe any currently pending litigation will have a material adverse effect on our business, financial condition or operations, there are inherent uncertainties in litigation and other claims and regulatory proceedings and such pending matters could result in unexpected expenses and liabilities and might materially adversely affect our business, financial condition or operations, including our reputation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “RMAX”. As of February 20, 2020, we had 65 stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc. (“RIHI”), and there is no public market for these shares.

4

For the years ended December 31, 2019 and 2018 we declared a $0.21 and $0.20 per share dividend for each quarter during those calendar years, respectively. We intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis. However the timing and amount of those dividends will be subject to approval and declaration by our Board of Directors and will depend on a variety of factors, including the financial results and cash flows of RMCO, LLC and its consolidated subsidiaries (“RMCO”), distributions we receive from RMCO, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. All dividends declared and paid will not be cumulative. See Note 5, Earnings Per Share and Dividends to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Performance Graph

The following graph and table depict the total return to stockholders from December 31, 2013 through December 31, 2019, relative to the performance of the S&P 500 Index and S&P Homebuilders Select Industry Index. The graph assumes that $100 was invested at the closing price on December 31, 2014 and that all dividends were reinvested.

The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act.

4

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial results and other data as of the dates and for the periods indicated. The selected consolidated statements of income data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheets data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements (“financial statements”) included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statements of income data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheets data as of December 31, 2017, 2016 and 2015 have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

As of December 31, 2014, RE/MAX Holdings, Inc. (“Holdings”) owned 39.9% of the common membership units in RMCO, LLC and its consolidated subsidiaries (“RMCO”), and as of December 31, 2019, Holdings owns 58.7% of the common membership units in RMCO. Holdings’ economic interest in RMCO increased primarily due to the issuance of shares of Class A common stock as a result of RIHI’s redemption of 5.2 million common units in RMCO during the fourth quarter of 2015. Holdings’ only business is to act as the sole manager of RMCO and in that capacity, Holdings operates and controls all of the business and affairs of RMCO.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015 (1)
	(in thousands, except per share amounts and agent data)
Total revenue:
Continuing franchise fees	$99,928	$101,104	$93,694	$81,197	$73,750
Annual dues	35,409	35,894	33,767	32,653	31,758
Broker fees	45,990	46,871	43,801	37,209	32,334
Marketing Funds fees	72,299	—	—	—	—
Franchise sales and other revenue	28,667	28,757	22,452	24,471	25,468
Brokerage revenue	—	—	—	112	13,558
Total revenue	282,293	212,626	193,714	175,642	176,868
Operating expenses:
Selling, operating and administrative expenses	118,890	120,179	106,946	88,037	91,561
Marketing Funds expenses	72,299	—	—	—	—
Depreciation and amortization	22,323	20,678	20,512	16,094	15,124
Loss (gain) on sale or disposition of assets, net	342	63	660	178	(3,397)
Gain on reduction in tax receivable agreement liability	—	(6,145)	(32,736)	—	—
Total operating expenses	213,854	134,775	95,382	104,309	103,288
Operating income	68,439	77,851	98,332	71,333	73,580
Other expenses, net:
Interest expense	(12,229)	(12,051)	(9,996)	(8,596)	(10,413)
Interest income	1,446	676	352	160	178
Foreign currency transaction (losses) gains	109	(312)	174	(86)	(1,661)
Loss on early extinguishment of debt	—	—	—	(796)	(94)
Equity in earnings of investees	—	—	—	—	1,215
Total other expenses, net	(10,674)	(11,687)	(9,470)	(9,318)	(10,775)
Income before provision for income taxes	57,765	66,164	88,862	62,015	62,805
Provision for income taxes	(10,909)	(16,342)	(57,542)	(15,167)	(12,030)
Net income	46,856	49,822	31,320	46,848	50,775
Less: net income attributable to non-controlling interests	21,816	22,939	21,221	24,627	34,363
Net income attributable to RE/MAX Holdings, Inc.	$25,040	$26,883	$10,099	$22,221	$16,412
Earnings Per Share Data:
Basic	$1.41	$1.52	$0.57	$1.26	$1.30
Diluted	$1.40	$1.51	$0.57	$1.26	$1.28
Other Data:
Agent count at period end (unaudited)	130,889	124,280	119,041	111,915	104,826
Cash dividends declared per share of Class A common stock	$0.84	$0.80	$0.72	$0.60	$2.00
(1)	Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the new revenue recognition standard, retrospectively. Financial results for 2015 have not been recast and are therefore not comparable.

	As of December 31,
	2019	2018	2017	2016	2015 (1)
	(in thousands)
Cash and cash equivalents	$83,001	$59,974	$50,807	$57,609	$110,212
Restricted cash (2)	20,600	—	—	—	—
Franchise agreements, net	87,670	103,157	119,349	109,140	61,939
Goodwill	159,038	150,684	135,213	126,633	71,871
Total assets	542,352	428,373	413,934	444,683	383,786
Payable pursuant to tax receivable agreements, including current portion	37,223	40,787	53,175	98,809	100,035
Debt, including current portion	225,681	227,787	228,986	230,820	200,357
Total stockholders' equity	98,376	75,014	45,408	40,615	39,414
(1)	Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the new revenue recognition standard, retrospectively. Financial results for 2015 have not been recast and therefore are not comparable.
(2)	Restricted cash is attributable to the Marketing Funds, which were acquired January 1, 2019. See Note 6, Acquisitions to the accompanying consolidated financial statements for more information.

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

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “us”).

Financial and Operational Highlights – Year Ended December 31, 2019

(Compared to the year ended December 31, 2018 unless otherwise noted)

●	Deployed the booj Platform to the majority of agents in U.S. Company-owned Regions
●	Acquired First, a data science and machine learning company.
●	Total agent count increased by 5.3% to 130,889 agents.
●	U.S. and Canada combined agent count increased 0.3% to 84,688 agents.
●	Total open Motto Mortgage offices increased to 111 offices.
●	Revenue of $282.3 million, up 32.8% from the prior year. Excluding the acquisition of the Marketing Funds, revenue decreased $2.6 million from the prior year.
●	Net income attributable to RE/MAX Holdings, Inc. of $25.0 million.
●	Adjusted EBITDA of $103.5 million and Adjusted EBITDA margin of 36.7%. Adjusted EBITDA margin decreased from the prior year because of the acquisition of the Marketing Funds, which increased revenue, but had no impact to Adjusted EBITDA.

As of December 31, 2019, we grew our total agent count 5.3% as compared to 2018, surpassing 130,000 agents for the first time in our history, led by strong growth in our international markets. During 2019, our stable business model delivered resilient revenue and margin performance despite the soft housing market that prevailed during the first part of the year. Agent count in the combined U.S. and Canada markets were virtually flat at 0.3% growth from the prior year, with improvement in the fourth quarter. Rejuvenating agent count growth in the U.S. has been and will continue to be a top priority. Some of the more impactful forces on our U.S. agent count growth in the fourth quarter of 2019 included: our enterprise-wide focus on growth, our ongoing technology transformation, improving housing market conditions and perhaps most notably, the introduction of several recruiting initiatives including some that incentivized recruitment through temporary waivers of fees for new agents. Motto continued to expand with 111 open franchises as of December 31, 2019, which is an increase of 42.3% since December 31, 2018. Revenue, excluding the Marketing Funds, declined 1.2% during 2019 as compared to the prior year period, driven by weak housing market conditions in the U.S. and parts of Canada during the first part of the year, decreased average agent count in the U.S. and Canada owned regions and attrition of some of booj’s legacy customers, offset by the expansion of Motto and healthy international agent growth. Adjusted EBITDA decreased $0.8 million primarily due to higher bad debt expense, higher property tax expense, additional training expenses for the launch of the booj technology platform and lower organic revenue, partially offset by lower professional fees and severance costs.

We continued to invest in our value proposition and began introducing the powerful, fully integrated booj Platform that has been custom-built for RE/MAX’s unique entrepreneurial culture in the third quarter of 2019 in our U.S. Company-owned Regions, with additional functionality added in the fourth quarter. We deployed an enhanced consumer facing app and www.remax.com experience in January 2020 and plan to continue to innovate and release ongoing updates to the

Platform in the future. Later in 2020, we plan to offer the booj Platform to participating U.S. Independent Regions and to Canada. Ultimately, we plan to offer the booj Platform throughout our global network. We will continue to invest in future growth opportunities, including those that diversify our revenue like the exciting First mobile app, which we expect to be accretive in 2021 but to adversely impact Adjusted EBITDA in 2020 by $1.5 million to $2.5 million.

Financial and Operational Highlights – Year Ended December 31, 2018

(Compared to year ended December 31, 2017 unless otherwise noted)

●	Total agent count increased by 4.4% to 124,280 agents.
●	U.S. and Canada combined agent count increased 0.2% to 84,449 agents.
●	Total open Motto Mortgage franchises more than doubled to 78 offices.
●	Revenue increased 9.8% to $212.6 million.
●	Net income attributable to RE/MAX Holdings, Inc. of $26.9 million.
●	Adjusted EBITDA of $104.3 million and Adjusted EBITDA margin of 49.1%.

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

Selected Operating and Financial Highlights

For comparability purposes, the following table sets forth our agent count, Motto open offices, franchise sales and results of operations for the periods presented in our audited financial statements included elsewhere in this Annual Report on Form 10-K. The period-to-period comparison of agent count, Motto open offices, franchise sales and financial results is not necessarily indicative of future performance.

	December 31,
	2019	2018	2017
Total agent count growth	5.3%	4.4%	6.4%

Agent Count:
U.S.	63,121	63,122	63,162
Canada	21,567	21,327	21,112
U.S. and Canada Total	84,688	84,449	84,274
Outside U.S. and Canada	46,201	39,831	34,767
Network-wide agent count	130,889	124,280	119,041

Motto open offices (2)	111	78	31

	Year Ended December 31,
	2019	2018	2017
RE/MAX franchise sales (1)	1,030	1,120	1,059
Motto franchise sales (2)	52	49	60
(1)	Includes franchise sales in the U.S., Canada and global regions.
(2)	Excludes virtual offices and branchises.

	Year Ended December 31,
	2019	2018	2017

Total revenue	$282,293	$212,626	$193,714
Total selling, operating and administrative expenses	$118,890	$120,179	$106,946
Operating income	$68,439	$77,851	$98,332
Net income attributable to RE/MAX Holdings, Inc.	$25,040	$26,883	$10,099
Adjusted EBITDA (1)	$103,515	$104,316	$102,145
Adjusted EBITDA margin (1)	36.7%	49.1%	52.7%
(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue. Adjusted EBITDA margins decreased considerably from the prior year because of the acquisition of the Marketing Funds, which increased revenue significantly, but had no impact to Adjusted EBITDA.

Results of Operations

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2019	2018	$	%
Revenue:
Continuing franchise fees	$99,928	$101,104	$(1,176)	(1.2)%
Annual dues	35,409	35,894	(485)	(1.4)%
Broker fees	45,990	46,871	(881)	(1.9)%
Marketing Funds fees	72,299	—	72,299	n/m
Franchise sales and other revenue	28,667	28,757	(90)	(0.3)%
Total revenue	$282,293	$212,626	$69,667	32.8%

n/m – not meaningful

Consolidated revenue increased due to acquisitions of the Marketing Funds and having a full year of booj revenue due to acquisition timing, which added $73.4 million, or 34.6%, partially offset by a decrease in organic revenue of $3.1 million, or 1.5% and foreign currency movements of $0.6 million, or 0.3%.

Continuing Franchise Fees

Revenue from continuing franchise fees decreased primarily due to agent count decreases in the U.S. and Company-owned Regions in Canada during most of the year, partially offset by Motto expansion. While U.S. agent count was flat year-over-year, it was down a large portion of 2019 with most of the increases coming in the fourth quarter, driven notably by the introduction of recruiting initiatives, some of which waived continuing franchise fees for a limited period of time. We estimate that we will forgo $2.0 million to $3.0 million in revenue through the third quarter of 2020 from these waivers.

Annual Dues

Revenue from annual dues declined due to agent count declines in the U.S. and Company-owned Regions in Canada.

Broker Fees

Revenue from broker fees decreased primarily due to agent count declines in the U.S. and Company-owned Regions in Canada and lower total transactions per agent, partially offset by rising home prices.

Marketing Funds fees

Revenue from the Marketing Funds fees increased due to the acquisition of the Marketing Funds on January 1, 2019.

Franchise Sales and Other Revenue

Franchise sales and other revenue was relatively flat as lower revenue from preferred marketing arrangements, event-based revenue from our RE/MAX annual convention in the U.S. and continued attrition of booj’s legacy customer base was mostly offset by booj revenue in the current year for periods we did not own booj in the prior year. We expect the continued booj legacy customer attrition to lower other revenue by approximately $3.0 million in 2020.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2019	2018	$	%
Operating expenses:
Selling, operating and administrative expenses	$118,890	$120,179	$1,289	1.1%
Marketing Funds expenses	72,299	—	(72,299)	n/m
Depreciation and amortization	22,323	20,678	(1,645)	(8.0)%
Loss (gain) on sale or disposition of assets, net	342	63	(279)	(442.9)
Gain on reduction in tax receivable agreement liability	—	(6,145)	(6,145)	100.0%
Total operating expenses	$213,854	$134,775	$(79,079)	(58.7)%
Percent of revenue	75.8%	63.4%

n/m – not meaningful

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses consisted of personnel costs, professional fee expenses, lease costs and other expenses. Other expenses within selling, operating and administrative expenses include certain marketing and production costs that are not paid by the Marketing Funds, including travel and entertainment costs, and costs associated with our conventions in the U.S. and other events.

A summary of the components of our selling, operating and administrative expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2019	2018	$	%
Selling, operating and administrative expenses:
Personnel	$63,022	$62,935	$(87)	(0.1)%
Professional fees	11,159	15,631	4,472	28.6%
Lease costs	8,805	9,104	299	3.3%
Other	35,904	32,509	(3,395)	(10.4)%
Total selling, operating and administrative expenses	$118,890	$120,179	$1,289	1.1%
Percent of revenue	42.1%	56.5%

Total selling, operating and administrative expenses decreased as follows:

●	Personnel costs remained relatively flat due to an increase in equity-based compensation expense of $1.8 million (See Note 13 Equity-Based Compensation) and other personnel costs, mostly offset by lower severance.
●	Professional fees decreased primarily due to costs incurred in 2018 related to an investigation by a special committee of our Board of Directors (the “Special Committee”) of $2.5 million and a decrease of $1.0 million for technology costs (which includes the impact of charging certain costs to the Marketing Funds in 2019. See Note 2 Summary of Significant Accounting Policies), partially offset by a slight increase in legal fees in the current year, driven by the Moehrl/Sitzer suits (See Note 15 Commitments and Contingencies). We expect legal fees will increase approximately $1.5 million in 2020.
●	Other selling, operating and administrative expenses increased primarily due to a favorable fair value adjustment to our contingent consideration liability in 2018 that did not recur in 2019 (See Note 11 Fair Value Measurements), increases in bad debt expense, increases in property tax expense (driven by an increase in the assessed value of our corporate headquarters) and additional training expenses for the launch of the booj Platform.

Marketing Funds Expenses

Marketing Funds expenses increased due to the acquisition of the Marketing Funds on January 1, 2019. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to amortization expense related to the deployment of various technology initiatives.

Gain on Reduction in TRA Liability

The gain on reduction in TRA liability during the year ended December 31, 2018 resulted from changes in tax law arising from the Tax Cuts and Jobs Act, enacted in December 2017 and further clarified in 2018. These tax law changes resulted in reductions to the value of deferred tax assets the Company holds and related reduction in the value of the TRA liabilities. The gain of $6.1 million in 2018 is a result of changes in the taxation of foreign derived income, which the Company recognized after performing a detailed review during 2018 of these complex provisions. See Note 12, Income Taxes for additional information.

Other Expenses, Net

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2019	2018	$	%
Other expenses, net:
Interest expense	$(12,229)	$(12,051)	$(178)	(1.5)%
Interest income	1,446	676	770	113.9%
Foreign currency transaction gains (losses)	109	(312)	421	134.9%
Total other expenses, net	$(10,674)	$(11,687)	$1,013	8.7%
Percent of revenue	3.8%	5.5%

Other expenses, net decreased due to an increase in interest income due to rising interest rates and having larger cash balances to invest in 2019 compared to 2018, and foreign currency gains that were primarily a result of fluctuations of the Canadian dollar against the U.S. dollar, partially offset by an increase in interest expense due to an increase in interest rates on our Senior Secured Credit Facility.

Provision for Income Taxes

Our effective income tax rate decreased to 18.9% from 24.7% for the years ended December 31, 2019 and 2018, respectively, primarily due to a valuation allowance recognized in 2018. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 4, Non-controlling Interest for further details on the allocation of income taxes between Holdings and the non-controlling interest.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $103.5 million for the year ended December 31, 2019, a decrease of $0.8 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to increases in bad debt expense, organic revenue declines, property tax expense and technology training expenses, offset by lower event and advertising expenses, severance, legal and other professional fees as compared to the prior year period.

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Revenue

A summary of the components of our revenue for the years ended December 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2018	2017	$	%
Revenue:
Continuing franchise fees	$101,104	$93,694	$7,410	7.9%
Annual dues	35,894	33,767	2,127	6.3%
Broker fees	46,871	43,801	3,070	7.0%
Franchise sales and other revenue	28,757	22,452	6,305	28.1%
Total revenue	$212,626	$193,714	$18,912	9.8%

Consolidated revenue increased $18.9 million, or 9.8%, due to:

●	organic growth of $8.8 million, or 4.5%, primarily as a result of agent count increases, Motto expansion, rising average home prices, event-based revenue from our annual convention in the U.S. and contributions from the July 1, 2017 annual dues fee increase, and the impact of having waived approximately $2.0 million of continuing franchise fees and broker fees for hurricane-impacted associates during 2017;
●	acquisitions of Northern Illinois and booj added $10.0 million, or 5.2%; and
●	foreign currency movements increased revenue $0.2 million, or 0.1%.

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

A summary of the components of our selling, operating and administrative expenses for the years ended December 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2018	2017	$	%
Selling, operating and administrative expenses:
Personnel	$62,935	$45,063	$(17,872)	(39.7)%
Professional fees	15,631	16,927	1,296	7.7%
Rent and related facility operations	9,104	12,860	3,756	29.2%
Other	32,509	32,096	(413)	(1.3)%
Total selling, operating and administrative expenses	$120,179	$106,946	$(13,233)	(12.4)%
Percent of revenue	56.5%	55.2%

Total selling, operating and administrative expenses increased as follows:

●	Personnel costs increased primarily due to $5.7 million in costs, including incremental stock-based compensation expense, to support our increased investments in technology, $5.1 million in costs to support booj’s legacy operations assisting its external customers, severance and other payroll related expenses, and operating costs to support Motto.
●	Professional fees decreased primarily due to a decrease in acquisition-related costs compared to the prior year and costs incurred during the third quarter of 2017 in connection with litigation related to our 2013 acquisition of the net assets of Tails (See Note 15, Commitments and Contingencies) and other legal fees, partially offset by investments in technology.
●	Rent and related facility operations decreased primarily due to a $3.7 million loss recognized during the third quarter of 2017 related to subleasing a portion of our corporate office building.
●	Other selling, operating and administrative expenses increased slightly primarily due to increased costs to support booj’s legacy operations assisting its external customers, increased costs for RE/MAX of Northern Illinois and Motto, increases in expenses related to higher attendance at our annual convention in the U.S., and increases in bad debt expense. These increases were largely offset by charges in 2017 that did not recur, including a $2.6 million net litigation settlement related to our 2013 acquisition of the net assets of Tails (See Note 15, Commitments and Contingencies) and the refresh of the RE/MAX brand. Additionally, during the year ended December 31, 2018, we adjusted the estimated fair value of the contingent consideration liability related to the acquisition of Full House (See Note 11, Fair Value Measurements).

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

Provision for Income Taxes

Our effective income tax rate decreased to 24.7% from 64.8% for the years ended December 31, 2018 and 2017, respectively, primarily due to the Tax Cuts and Jobs Act enacted in December 2017 which resulted in a substantial decrease in our corporate tax rate. See Note 12, Income Taxes for further information on the impact of the Tax Cuts and Jobs Act. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO, LLC’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO, LLC (“RMCO”) is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity.” See Note 4, Non-controlling Interest for further details on the allocation of income taxes between RE/MAX Holdings and the non-controlling interest.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our audited financial statements included elsewhere in this Annual Report on Form 10-K), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: gain or loss on sale or disposition of assets and sublease, equity-based compensation expense, acquisition related expense, gain on reduction in tax receivable agreement liability, Special Committee investigation and remediation expense, expense or income related to changes in the estimated fair value measurement of contingent consideration and other non-recurring items.

As Adjusted EBITDA omits certain non-cash items and other non-recurring cash charges or other items, we believe that it is less susceptible to variances that affect our operating performance resulting from depreciation, amortization and other non-cash and non-recurring cash charges or other items. We present Adjusted EBITDA, and the related Adjusted EBITDA margin, because we believe they are useful as supplemental measures in evaluating the performance of our operating businesses and provides greater transparency into our results of operations. Our management uses Adjusted EBITDA and Adjusted EBITDA margin as factors in evaluating the performance of our business.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income is set forth in the following table (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$46,856	$49,822	$31,320
Depreciation and amortization	22,323	20,678	20,512
Interest expense	12,229	12,051	9,996
Interest income	(1,446)	(676)	(352)
Provision for income taxes	10,909	16,342	57,542
EBITDA	90,871	98,217	119,018
(Gain) loss on sale or disposition of assets and sublease, net	342	(139)	4,260
Equity-based compensation expense	10,934	9,176	2,900
Acquisition-related expense (1)	1,127	1,634	5,889
Gain on reduction in tax receivable agreement liability (2)	—	(6,145)	(32,736)
Special Committee investigation and remediation expense (3)	—	2,862	2,634
Fair value adjustments to contingent consideration (4)	241	(1,289)	180
Adjusted EBITDA	$103,515	$104,316	$102,145
(1)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(2)	Gain on reduction in tax receivable agreement liability is a result of the Tax Cuts and Jobs Act enacted in December 2017 and further clarified in 2018. See Note 12, Income Taxes for additional information.
(3)	Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.
(4)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 11, Fair Value Measurements to the accompanying consolidated financial statements for additional information

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our agent base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by the number of factors including agents in the RE/MAX network, particularly in Company-owned Regions. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	investments in technology and Motto;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments and related interest payments on our Senior Secured Credit Facility;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company; and
(ix)	payments to the TRA parties pursuant to the TRAs.

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

The Senior Secured Credit Facility is guaranteed by RMCO and RE/MAX of Western Canada (1998), LLC, a wholly owned subsidiary of RE/MAX, LLC, and is secured by a lien on substantially all of the assets of RE/MAX, LLC and each guarantor.

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

As of December 31, 2019, we had $225.3 million of term loans outstanding, net of an unamortized discount and issuance costs, $0.4 million of long-term financing assumed with the acquisition of booj and no revolving loans outstanding under our Senior Secured Credit Facility. As of December 31, 2019, the interest rate on the term loan facility was 4.55%. If any loan or other amounts are outstanding under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

As needs arise, we may seek additional financing in the public capital markets. On October 15, 2019 we filed a registration statement on Form S-3 (“shelf registration”) allowing for the sale of up to $400 million in additional financing. The SEC declared the shelf registration effective on December 30, 2019.

Sources and Uses of Cash

As of December 31, 2019, and 2018, we had $83.0 million and $60.0 million, respectively, in cash and cash equivalents, of which approximately $1.1 million were denominated in foreign currencies, respectively.

	Year Ended December 31,
	2019	2018	2017
Cash provided by (used in):
Operating activities	$78,975	$76,064	$63,288
Investing activities	(876)	(33,675)	(37,918)
Financing activities	(34,542)	(33,152)	(33,235)
Effect of exchange rate changes on cash	70	(70)	1,063
Net change in cash, cash equivalents and restricted cash	$43,627	$9,167	$(6,802)

Operating Activities

During the year ended December 31, 2019, Adjusted EBITDA was relatively flat, but cash provided by operating activities increased because of:

●	a decrease in TRA payments between years of $2.7 million driven by the impacts of the Tax Cut & Jobs Act;
●	a net payment in February 2018 of $2.6 million to satisfy the terms of a litigation settlement that occurred in 2018 that did not recur in 2019; partially offset by
●	lower receipts of initial franchise sales as compared to revenue recognized, with a net impact of $2.1 million and
●	timing differences on various operating assets and liabilities.

During the year ended December 31, 2018, cash provided by operating activities increased because of:

●	an increase of Adjusted EBITDA of $2.2 million, which includes $3.3 million of severance costs accrued but unpaid in the current year period versus the prior year period;
●	a decrease of $7.1 million in timing of TRA payments in the current year versus the prior year; and
●	timing differences on various operating assets and liabilities.

The increase in cash provided by operating activities was partially offset by the February 2018 net payment of $2.6 million to satisfy the terms of a litigation settlement in which no comparable transactions occurred in the prior year period.

Investing Activities

During the year ended December 31, 2019, cash used in investing activities was primarily the result of the acquisition of First and investments in technology, especially the booj Platform, mostly offset by restricted cash acquired in connection with the acquisition of the Marketing Funds. See Note 6, Acquisitions to the accompanying consolidated financial statements for more information.

During the year ended December 31, 2018, cash used in investing activities increased primarily because of the acquisition of booj, investments in training materials and cash used for technology investments.

Financing Activities

During the year ended December 31, 2019, cash used in financing activities increased primarily due to:

●	an increase in distributions paid to non-controlling unitholders, and
●	an increase in cash paid to Class A common stockholders and non-controlling unitholders due to our Board of Directors declaring a dividend of $0.21 per share on all outstanding shares of Class A common stock in all four quarters of 2019 compared to a dividend of $0.20 per share on all outstanding shares of Class A common stock in all four quarters of 2018.

During the year ended December 31, 2018, cash used in financing activities decreased primarily due to:

●	a decrease in distributions paid to non-controlling unitholders, offset by
●	an increase in cash paid to Class A common stockholders and non-controlling unitholders due to our Board of Directors declaring a dividend of $0.20 per share on all outstanding shares of Class A common stock in all four quarters of 2018 compared to a dividend of $0.18 per share on all outstanding shares of Class A common stock in all four quarters of 2017, as well as
●	an increase in cash paid related to financing assumed with the acquisition of booj.

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, access to our revolving line of credit and incremental facilities under our Senior Secured Credit Facility available to support the needs of our business. Should additional liquidity needs arise, our recently filed shelf registration, effective December 30, 2019, would permit access to public capital markets.

Acquisitions

As part of our growth strategy we may pursue reacquisitions of Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets, revenue streams, or otherwise complement our existing operations. We would fund any such growth with existing cash balances, funds generated from operations, access to capital under our Senior Secured Credit Facility and access to public capital markets via our recently filed shelf registration.

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of software was $13.2 million, $7.8 million and $2.2 million in 2018, 2017 and 2016, respectively. These amounts primarily related to investments in technology and training materials. In order to expand our technological capabilities, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the franchisees, agents, and loan originators in our networks. Total capital expenditures for 2020 are expected to be between $17 million and $19 million as a result of combined investments in technology and including between $7 million and $8 million related to the refresh and efficiency enhancements of our corporate headquarters. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared quarterly cash dividends of $0.21 and $0.20 per share on all outstanding shares of Class A common stock every quarter in 2019 and 2018, respectively, as disclosed in Note 5, Earnings Per Share and Dividends. On February 19, 2020, our Board of Directors announced a quarterly dividend of $0.22 per share on all outstanding shares of Class A common stock, which is payable on March 18, 2020 to stockholders of record at the close of business on March 4, 2020. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors; however, we currently intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions to Non-Controlling Unitholders Pursuant to the RMCO, LLC Agreement

As authorized by the RMCO, LLC Agreement, RMCO makes cash distributions to its members, Holdings and RIHI. Distributions are required to be made by RMCO to its members on a pro-rata basis in accordance with each members’ ownership percentage in RMCO. These distributions have historically been either in the form of payments to cover its members’ estimated tax liabilities, dividend payments, or payments to ensure pro-rata distributions have occurred.

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

Holdings’ only source of cash flow from operations is in the form of distributions from RMCO. Holdings receives distributions from RMCO on a quarterly basis that are equal to the dividend payments Holdings makes to the stockholders of its Class A common stock. As a result, absent any additional distributions, Holdings may have insufficient funds to cover its estimated tax and TRA liabilities. Therefore, as necessary, RMCO makes a separate distribution to Holdings, and because all distributions must be made on a pro-rata basis, RIHI receives a separate payment to ensure such pro-rata distributions have occurred.

Throughout the year until completion of its tax return with respect to such year, RMCO may pay required or pro-rata true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. See Note 4, Non-controlling Interest for further details on distributions made by RMCO.

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2019, the Company reflected a total liability of $37.2 million under the terms of its TRAs. The liability pursuant to the TRAs will increase upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. Payments are made on this liability as tax benefits are realized by Holdings.

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Year Ended December 31,
	2019	2018
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$4,880	$4,511
Dividend distributions	10,550	10,048
Total distributions to RIHI	15,430	14,559
Payments pursuant to the TRAs	3,556	6,305
Total distributions to RIHI and TRA payments	$18,986	$20,864

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Credit Facility (including current portion) (1) (2)	$227,363	$2,350	$4,700	$220,313	$—
Other long-term financing (including current portion) (3)	362	298	64	—	—
Interest payments on credit facility (4)	40,688	10,466	20,550	9,672	—
Interest payments on other long-term debt (3)	24	23	1	—	—
Lease obligations (5)	74,944	7,868	16,433	17,005	33,638
Payments pursuant to tax receivable agreements (6)	37,223	3,583	7,273	6,803	19,564
Vendor contracts (7)	49,904	38,403	11,413	88	—
Estimated undiscounted contingent consideration payments (8)	9,052	402	1,750	2,864	4,036
	$439,560	$63,393	$62,184	$256,745	$57,238
(1)	We have reflected full payment of our Senior Secured Credit Facility in December 2023 at maturity.
(2)	The Senior Secured Credit Facility may require additional prepayments throughout the term of the loan if the total leverage ratio as of the last day of such fiscal year is greater than 2.75 to 1.0. If the total leverage ratio as of the last day of such fiscal year is not greater than 2.75 to 1.0 no excess cash flow principal prepayment is required.
(3)	Includes financing assumed with the acquisition of booj.
(4)	The variable interest rate on the Senior Secured Credit Facility is assumed at the interest rate in effect as of December 31, 2019 of 4.55%.
(5)	We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $4.7 million in the aggregate, are included in the table above.
(6)	As described elsewhere in this Annual Report on Form 10-K, we entered into TRAs, that will provide for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of tax deductions arising from the increase in tax basis in RMCO’s assets.
(7)	Represents outstanding purchase orders with vendors initiated in the ordinary course of business for operating and capital expenditures.
(8)	Represents estimated payments to the former owner of Motto as required per the purchase agreement.

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of December 31, 2019.

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

Motto Goodwill and Contingent Consideration

We assess goodwill for impairment at least annually or whenever an event occurs, or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results. We perform our required impairment testing annually on October 1.

During 2019, 2018 and 2017, we performed the qualitative impairment assessments for all reporting units. Except for the Motto Franchising reporting unit, the fair value of the reporting units significantly exceeded their carrying values at the latest assessment date.

The Motto Franchising segment, which has a carrying value of goodwill as of December 31, 2019 of $11.8 million, is an early-stage business and its fair value is tied primarily to franchise sales over the next several years and the discount rate used in our discounted cash flow analysis. Failure to achieve targeted franchise sales (which are currently estimated at between 50 and 80 per year over the next 10 years) would likely result in an impairment of this goodwill balance.

We have not recorded any goodwill impairments during the years ended December 31, 2019, 2018 and 2017.

Contingent consideration consists of an earn-out obligation in connection with the acquisition of Full House, in which we are required to pay additional purchase consideration totaling 8% of gross receipts generated by the acquired business each year through 2026 with no limitation as to the maximum payout. Contingent consideration is recorded at fair value, which is measured at the present value of the consideration expected to be transferred. The fair value of contingent consideration is re-measured at the end of each reporting period with the change in fair value recognized in selling, operating and administrative expenses in the Consolidated Statements of Income. Similar to the goodwill discussion above, estimates of the fair value of contingent consideration are also impacted by Motto franchise sales over the next several years and discount rates. See Note 11, Fair Value Measurement for additional information. Contingent consideration obligations were $5.0 million and $5.1 million at December 31, 2019 and 2018.

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

Deferred Tax Assets and TRA Liability

As discussed in Item 1. Business, Holdings has twice acquired significant portions of the ownership in RMCO. When Holdings acquired this ownership in the form of common units, it received a significant step-up in tax basis on the underlying assets held by RMCO. The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired. The majority of the step-up in basis relates to intangibles assets, primarily franchise agreements and goodwill, and is included within deferred tax assets on our consolidated balance sheets. The computation of the step-up requires valuations of the intangible assets of RMCO and has the same complexities and estimates as discussed in Purchase Accounting for Acquisitions above. In addition, the step-up is governed by complex IRS rules that limit which intangibles are subject to step-up, and also imposes further limits on the amount of step-up. Given the magnitude of the deferred tax assets and complexity of the calculations, small adjustments to our model used to calculate these deferred tax assets can result in material changes to the amounts recognized. If more common units of RMCO are redeemed by RIHI, the percentage of RE/MAX Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur.

Pursuant to the TRA agreements, Holdings makes annual payments to RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”) (a successor to the TRAs prior owners) equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. A TRA liability of $37.2 million exists as of December 31, 2019 for the future cash obligations expected to be paid under the TRAs and is not discounted. The calculation of this liability is a function of the step-up described above and therefore has the same complexities and estimates. Similar to the deferred tax assets, these liabilities would increase if RIHI redeems additional common units of RMCO.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At December 31, 2019, $227.4 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of December 31, 2019, the interest rate was 4.55%%. If LIBOR rises, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the year ended December 31, 2019, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $1.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RE/MAX Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for leases as of January 1, 2019 due to the adoption of ASC Topic 842, Leases.

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

Critical Audit Matter

T he critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying value of goodwill for the Motto reporting unit

As discussed in notes 2 and 8 to the consolidated financial statements, the goodwill balance as of December 31, 2019 was $159.0 million, of which $11.8 million related to the Motto reporting unit. The Motto reporting unit includes Motto Franchising, a mortgage brokerage franchisor. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value.

We identified the assessment of the carrying value of goodwill for the Motto reporting unit as a critical audit matter. Assessing the estimated fair value of the Motto reporting unit required the application of subjective auditor judgment. Specifically, evaluating certain assumptions, such as franchise sales forecasts and the discount rate, used to determine the fair value of the reporting unit required subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the fair value of the reporting unit, the related franchise sales forecasts, and the assumptions used to develop the discount rate. We evaluated the Company’s forecasted franchise sales by comparing the growth assumptions to historical franchise sales of the Company. We compared the Company’s historical franchise sales forecasts to historical actual results to assess the Company’s ability to accurately forecast franchise sales. We involved a valuation professional with specialized skill and knowledge, who assisted in:

• Evaluating the Company’s selected discount rate based on historic results, franchise sales forecasts, discount rates used in prior valuations of the reporting unit, and discount rates from publicly available venture capital studies; and

• Assessing the valuation methodology used by the Company to estimate the fair value of the Motto reporting unit.

/s/KPMG LLP

We have served as the Company’s auditor since 2003.

Denver, Colorado
February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited RE/MAX Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/KPMG LLP

Denver, Colorado
February 21, 2020

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$83,001	$59,974
Restricted cash	20,600	—
Accounts and notes receivable, current portion, less allowances of $12,538 and $7,980, respectively	28,644	21,185
Income taxes receivable	896	533
Other current assets	9,638	5,855
Total current assets	142,779	87,547
Property and equipment, net of accumulated depreciation of $14,940 and $13,280, respectively	5,444	4,390
Operating lease right of use assets	51,129	—
Franchise agreements, net	87,670	103,157
Other intangible assets, net	32,315	22,965
Goodwill	159,038	150,684
Deferred tax assets, net	52,595	53,852
Income taxes receivable, net of current portion	1,690	1,379
Other assets, net of current portion	9,692	4,399
Total assets	$542,352	$428,373
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,983	$1,890
Accrued liabilities	60,163	13,143
Income taxes payable	6,854	208
Deferred revenue	25,663	25,489
Current portion of debt	2,648	2,622
Current portion of payable pursuant to tax receivable agreements	3,583	3,567
Operating lease liabilities	5,102	—
Total current liabilities	106,996	46,919
Debt, net of current portion	223,033	225,165
Payable pursuant to tax receivable agreements, net of current portion	33,640	37,220
Deferred tax liabilities, net	293	400
Income taxes payable, net of current portion	—	5,794
Deferred revenue, net of current portion	18,763	20,224
Operating lease liabilities, net of current portion	55,959	—
Other liabilities, net of current portion	5,292	17,637
Total liabilities	443,976	353,359
Commitments and contingencies (note 15)
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 17,838,233 shares issued and outstanding as of December 31, 2019; 17,754,416 shares issued and outstanding as of December 31, 2018	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	466,945	460,101
Retained earnings	30,525	20,559
Accumulated other comprehensive income, net of tax	414	328
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	497,886	480,990
Non-controlling interest	(399,510)	(405,976)
Total stockholders' equity	98,376	75,014
Total liabilities and stockholders' equity	$542,352	$428,373

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Continuing franchise fees	$99,928	$101,104	$93,694
Annual dues	35,409	35,894	33,767
Broker fees	45,990	46,871	43,801
Marketing Funds fees	72,299	—	—
Franchise sales and other revenue	28,667	28,757	22,452
Total revenue	282,293	212,626	193,714
Operating expenses:
Selling, operating and administrative expenses	118,890	120,179	106,946
Marketing Funds expenses	72,299	—	—
Depreciation and amortization	22,323	20,678	20,512
Loss on sale or disposition of assets, net	342	63	660
Gain on reduction in tax receivable agreement liability (note 4)	—	(6,145)	(32,736)
Total operating expenses	213,854	134,775	95,382
Operating income	68,439	77,851	98,332
Other expenses, net:
Interest expense	(12,229)	(12,051)	(9,996)
Interest income	1,446	676	352
Foreign currency transaction gains (losses)	109	(312)	174
Total other expenses, net	(10,674)	(11,687)	(9,470)
Income before provision for income taxes	57,765	66,164	88,862
Provision for income taxes	(10,909)	(16,342)	(57,542)
Net income	$46,856	$49,822	$31,320
Less: net income attributable to non-controlling interest (note 4)	21,816	22,939	21,221
Net income attributable to RE/MAX Holdings, Inc.	$25,040	$26,883	$10,099

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$1.41	$1.52	$0.57
Diluted	$1.40	$1.51	$0.57
Weighted average shares of Class A common stock outstanding
Basic	17,812,065	17,737,649	17,688,533
Diluted	17,867,752	17,767,499	17,731,800
Cash dividends declared per share of Class A common stock	$0.84	$0.80	$0.72

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$46,856	$49,822	$31,320
Change in cumulative translation adjustment	166	(253)	1,037
Other comprehensive income (loss), net of tax	166	(253)	1,037
Comprehensive income	47,022	49,569	32,357
Less: comprehensive income attributable to non-controlling interest	21,896	22,817	21,752
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$25,126	$26,752	$10,605

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except unit and share amounts)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2017	17,652,548	$2	1	$—	$448,713	$10,676	$(47)	$(418,729)	$40,615
Net income	—	—	—	—	—	10,099	—	21,221	31,320
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(17,257)	(17,257)
Equity-based compensation expense and related dividend equivalents	58,426	—	—	—	2,900	(53)	—	—	2,847
Dividends to Class A common stockholders	—	—	—	—	—	(12,740)	—	—	(12,740)
Change in accumulated other comprehensive income	—	—	—	—	—	—	506	531	1,037
Payroll taxes related to net settled restricted stock units	(13,983)	—	—	—	(816)	—	—	—	(816)
Other	—	—	—	—	402	—	—	—	402
Balances, December 31, 2017	17,696,991	$2	1	$—	$451,199	$7,982	$459	$(414,234)	$45,408
Net income	—	—	—	—	—	26,883	—	22,939	49,822
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(14,559)	(14,559)
Equity-based compensation expense and related dividend equivalents	73,462	—	—	—	9,314	(112)	—	—	9,202
Dividends to Class A common stockholders	—	—	—	—	—	(14,194)	—	—	(14,194)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(131)	(122)	(253)
Payroll taxes related to net settled restricted stock units	(16,037)	—	—	—	(895)	—	—	—	(895)
Other	—	—	—	—	483	—	—	—	483
Balances, December 31, 2018	17,754,416	$2	1	$—	$460,101	$20,559	$328	$(405,976)	$75,014
Net income	—	—	—	—	—	25,040	—	21,816	46,856
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(15,430)	(15,430)
Equity-based compensation expense and related dividend equivalents	106,390	—	—	—	7,375	(104)	—	—	7,271
Dividends to Class A common stockholders	—	—	—	—	—	(14,970)	—	—	(14,970)
Change in accumulated other comprehensive income	—	—	—	—	—	—	86	80	166
Payroll taxes related to net settled restricted stock units	(22,573)	—	—	—	(1,110)	—	—	—	(1,110)
Other	—	—	—	—	579	—	—	—	579
Balances, December 31, 2019	17,838,233	$2	1	$—	$466,945	$30,525	$414	$(399,510)	$98,376

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$46,856	$49,822	$31,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,323	20,678	20,512
Bad debt expense	4,964	2,257	1,109
Loss (gain) on sale or disposition of assets and sublease, net	342	(139)	4,260
Equity-based compensation expense	10,934	9,176	2,900
Deferred income tax expense	2,310	9,511	47,931
Fair value adjustments to contingent consideration	241	(1,289)	180
Payments pursuant to tax receivable agreements	(3,556)	(6,305)	(13,371)
Non-cash change in tax receivable agreement liability	—	(6,145)	(32,736)
Other, net	910	1,127	1,146
Changes in operating assets and liabilities
Accounts and notes receivable, current portion	(5,614)	(3,241)	(2,825)
Advances from/to affiliates	—	581	(106)
Other current and noncurrent assets	(6,084)	2,170	(2,724)
Other current and noncurrent liabilities	6,737	(3,466)	1,592
Income taxes receivable/payable	178	1,099	(605)
Deferred revenue, current and noncurrent	(1,566)	228	4,705
Net cash provided by operating activities	78,975	76,064	63,288
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(13,226)	(7,787)	(2,198)
Acquisitions, net of cash acquired of $55, $362 and $0, respectively	(14,945)	(25,888)	(35,720)
Restricted cash acquired with the Marketing Funds acquisition	28,495	—	—
Other	(1,200)	—	—
Net cash used in investing activities	(876)	(33,675)	(37,918)
Cash flows from financing activities:
Payments on debt	(2,622)	(3,171)	(2,366)
Distributions paid to non-controlling unitholders	(15,430)	(14,559)	(17,260)
Dividends and dividend equivalents paid to Class A common stockholders	(15,074)	(14,306)	(12,793)
Payment of payroll taxes related to net settled restricted stock units	(1,110)	(895)	(816)
Payment of contingent consideration	(306)	(221)	—
Net cash used in financing activities	(34,542)	(33,152)	(33,235)
Effect of exchange rate changes on cash	70	(70)	1,063
Net increase (decrease) in cash, cash equivalents and restricted cash	43,627	9,167	(6,802)
Cash, cash equivalents and restricted cash, beginning of year	59,974	50,807	57,609
Cash, cash equivalents and restricted cash, end of period	$103,601	$59,974	$50,807
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,690	$11,525	$9,972
Net cash paid for income taxes	$8,429	$5,769	$10,078
Schedule of non-cash investing activities:
Increase (decrease) in accounts payable and accrued liabilities for purchases of property, equipment and capitalization of software	$(94)	$1,080	$295

See accompanying notes to consolidated financial statements.

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) completed an initial public offering (the “IPO”) of its shares of Class A common stock on October 7, 2013. Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of December 31, 2019, Holdings owns 58.7% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.3%. Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). RE/MAX, founded in 1973, has over 130,000 agents operating in over 8,000 offices and a presence in more than 110 countries and territories. Motto, founded in 2016, is the first nationally franchised mortgage brokerage in the U.S. During 2018, the Company acquired all membership interests in booj, LLC, formerly known as Active Website, LLC, (“booj”), a real estate technology company. RE/MAX and Motto are 100% franchised and do not operate any real estate or mortgage brokerage offices.

Holdings Capital Structure

Holdings has two classes of common stock, Class A common stock and Class B common stock:

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

Class B common stock

RIHI is the sole holder of Class B common stock and is controlled by David Liniger, the Company’s Chairman and Co-Founder, and Gail Liniger, the Company’s Vice Chair and Co-Founder. On October 7, 2018, pursuant to the terms of the Company’s Certificate of Incorporation, RIHI lost its previous effective control of a majority of the voting power of Holdings common stock. RIHI owns all Holdings’ Class B common stock which, prior to October 7, 2018, entitled RIHI to a number of votes on matters presented to Holdings stockholders equal to two times the number of RMCO common units that RIHI held. Effective October 7, 2018, the voting power of Class B common stock was reduced to equal the number of RMCO common units held, and therefore RIHI lost the controlling vote of Holdings. As a result of this change in the voting rights of the Class B common stock, RIHI no longer controls a majority of the voting power of Holdings’ common stock, and Holdings is no longer considered a “controlled company” under the corporate governance standards of the New York Stock Exchange (the “NYSE”).

Holders of shares of Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“financial statements”) and notes thereto included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the

Company’s financial position as of December 31, 2019 and 2018, the results of its operations and comprehensive income, changes in its stockholders’ equity and its cash flows for the years ended December 31, 2019, 2018 and 2017.

On January 1, 2019 the Company acquired all of the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger, for a nominal amount. During 2018, the Company completed the acquisition of booj, and during 2017 the Company completed the acquisition of an independent region. Their results of operations, cash flows and financial positions are included in the financial statements from their respective dates of acquisition. See Note 6, Acquisitions for additional information.

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

Reclassifications

Certain items in the Consolidated Statement of Cash Flows have been reclassified in the years ended December 31, 2018 and 2017 to conform with the current year presentation.

Segment Reporting

The Company operates under the following segments:

●	RE/MAX Franchising – comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name and corporate-wide shared services expenses.
●	Motto Franchising – comprises the operations of the Company’s mortgage broker franchising operations under the Motto Mortgage brand name and does not include any charges related to the corporate-wide shared services expenses.
●	Marketing Funds – comprises the operations of the Company’s marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology.
●	Other – comprises the legacy operations of booj (see Note 6, Acquisitions for additional information), which, due to quantitative insignificance, do not meet the criteria of a reportable segment.

See Note 18 Segment Information for additional information about segment reporting.

Principles of Consolidation

Holdings consolidates RMCO and records a non-controlling interest in the accompanying Consolidated Balance Sheets and records net income attributable to the non-controlling interest and comprehensive income attributable to the non-controlling interest in the accompanying Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, respectively.

Revenue Recognition

The Company generates the substantial majority of its revenue from contracts with customers. The Company’s franchise agreements offer the following benefits to the franchisee: common use and promotion of RE/MAX and Motto trademarks; distinctive sales and promotional materials; access to technology; marketing tools and training; standardized supplies and other materials used in RE/MAX and Motto offices; and recommended procedures for operation of RE/MAX and Motto offices. The Company concluded that these benefits are highly related and all a part of one performance obligation for each franchise agreement, a license of symbolic intellectual property that is billed through a variety of fees including continuing franchise fees, annual dues, broker fees, marketing funds fees and franchise sales, described below. The Company has other performance obligations associated with contracts with customers in other revenue for training, marketing and events, and legacy booj customers. The method used to measure progress is over the passage of time for most streams of revenue. The following is a description of principal activities from which the Company generates its revenue.

Continuing Franchise Fees

Continuing franchise fees are fixed contractual fees paid monthly (a) by regional franchise owners in Independent Regions or franchisees in Company-owned Regions based on the number of RE/MAX agents in the respective franchised region or office or (b) by Motto franchisees based on the number of offices open. Motto offices reach the full monthly billing once the Motto office has been open for 12 to 14 months. This revenue is recognized in the month for which the fee is billed. This revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents or number of Motto offices.

Annual Dues

Annual dues are a fixed membership fee paid annually by RE/MAX agents directly to the Company to be a part of the RE/MAX network and use the RE/MAX brand. Annual dues are a flat fee per agent. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the 12-month period to which it relates. Annual dues revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents.

The activity in the Company’s deferred revenue for annual dues is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Consolidated Balance Sheets, and consists of the following in aggregate (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Year ended December 31, 2019	$15,877	$35,514	$(35,409)	$15,982
(a)	Revenue recognized related to the beginning balance was $14.4 million for the year ended December 31, 2019.
(b)

Broker Fees

Broker fees are assessed against real estate commissions paid by customers when a RE/MAX agent sells a home. Generally, the amount paid is 1% of the total commission on the transaction, although in Independent Regions in Canada it is not charged. Additionally, agents in Company-owned Regions existing prior to 2004, the year the Company began assessing broker fees, are generally “grandfathered” and continue to be exempt from paying a broker fee. As of December 31, 2019, grandfathered agents represented approximately 17% of total agents in U.S. Company-owned Regions. Revenue from broker fees is recognized as a sales-based royalty and recognized in the month when a home sale transaction occurs. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

Marketing Funds Fees

Marketing Funds fees are fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents in the respective franchised region or office or the number of Motto offices. These revenues are obligated to be used for marketing campaigns to build brand awareness and to support agent marketing technology. Amounts received into the Marketing Funds are recognized as revenue in the month for which the fee is billed. This revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents or number of Motto offices.

All assets of the Marketing Funds are contractually restricted for the benefit of franchisees, and the Company recognizes an equal and offsetting liability on the Company’s balance sheet for all amounts received. Additionally, this results in recording an equal and offsetting amount of expenses against all revenues such that there is no impact to overall profitability of the Company from these revenues.

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

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Year ended December 31, 2019	$27,560	$7,750	$(9,426)	$25,884
(a)	Revenue recognized related to the beginning balance was $8.4 million for the year ended December 31, 2019.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at	Expense	Additions to contract	Balance at end
	beginning of period	recognized	cost for new activity	of period
Year ended December 31, 2019	$3,748	$(1,290)	$1,120	$3,578

Other Revenue

Other revenue is primarily revenue from preferred marketing arrangements and event-based revenue from training and other programs. Revenue from preferred marketing arrangements involves both flat fees paid in advance as well as revenue sharing, both of which are generally recognized over the period of the arrangement and are recorded net as the Company does not control the good or service provided. Event-based revenue is recognized when the event occurs and until then amounts collected are included in “Deferred revenue”. Other revenue also includes revenue from booj’s legacy operations for its external customers as booj continues to provide technology products and services, such as websites, mobile apps, reporting and website tools, to its legacy customers and technology subscription revenue such as for the First app.

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S.	$164,867	$170,496	$160,538
Canada	23,024	23,771	23,189
Global	11,745	10,237	9,431
Total RE/MAX Franchising	199,636	204,504	193,158
U.S.	64,906	—	—
Canada	6,559	—	—
Global	834	—	—
Total Marketing Funds	72,299	—	—
Motto Franchising (a)	4,542	2,536	556
Other	5,816	5,586	—
Total	$282,293	212,626	193,714
(a)	Revenue from the Motto Franchising segment is derived exclusively within the U.S.

In the following table, segment revenue is disaggregated by Company-owned or Independent Regions in the U.S., Canada and Global (in thousands):

	Year Ended December 31,
	2019	2018	2017
Company-owned Regions	$128,972	$133,925	$125,092
Independent Regions	44,686	46,289	44,799
Global and Other	25,978	24,290	23,267
Total RE/MAX Franchising	199,636	204,504	193,158
Marketing Funds	72,299	—	—
Motto Franchising	4,542	2,536	556
Other	5,816	5,586	—
Total	$282,293	$212,626	$193,714

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Annual dues	$15,982	$—	$—	$—	$—	$—	$15,982
Franchise sales	7,141	5,801	4,368	2,881	1,589	4,104	25,884
Total	$23,123	$5,801	$4,368	$2,881	$1,589	$4,104	$41,866

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Consolidated Balance Sheets to the amounts presented in the Consolidated Statements of Cash Flows (in thousands):

	As of December 31,
	2019	2018
Cash and cash equivalents	$83,001	$59,974
Restricted cash	20,600	—
Total cash, cash equivalents and restricted cash	$103,601	$59,974

Services Provided to the Marketing Funds by RE/MAX Franchising

RE/MAX Franchising charges the Marketing Funds for various services it performs. These services are primarily comprised of (a) providing agent marketing technology, including customer relationship management tools, the www.remax.com website, agent and office websites, and mobile apps, (b) dedicated employees focused on marketing campaigns, and (c) various administrative services including accounting and legal. Because these costs are ultimately paid by the Marketing Funds, they do not impact the net income of Holdings as the Marketing Funds have no reported net income.

Costs charged from RE/MAX Franchising to the Marketing Funds are as follows (in thousands):

Year Ended
December 31, 2019
Technology development - operating	$6,244
Technology development - capital	5,095
Marketing staff and administrative services (a)	3,763
Total	$15,102
(a)	Costs charged to the Marketing Funds for the years ended December 31, 2018 and 2017, while the Marketing Funds were a related party, were $3.8 million and $3.4 million, respectively.

Prior to January 1, 2019, the Marketing Funds were not owned by the Company (see Note 6 Acquisitions). During that time, the Marketing funds still incurred significant technology costs, however, these services were provided by and paid directly to third parties and were not provided by the Company. In 2019, RE/MAX Franchising (through the booj technology team) began providing these services as noted above.

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses primarily consist of personnel costs, including salaries, benefits, payroll taxes and other compensation expenses, professional fees, lease costs, as well as expenses for marketing to customers, to expand the Company’s franchises and outsourced technology services.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, net of any allowances, including cash equivalents, accounts and notes receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

Accounts and Notes Receivable

Accounts receivable arising from monthly billings do not bear interest. The Company provides limited financing of certain franchise sales through the issuance of notes receivable with the associated interest recorded in “Interest income” in the accompanying Consolidated Statements of Income. Amounts collected on notes receivable are included in “Net cash provided by operating activities” in the accompanying Consolidated Statements of Cash Flows.

The Company records allowances against its accounts and notes receivable balances for estimated probable losses. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables and are included as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. The allowance for doubtful accounts and notes is based on historical experience, general economic conditions, and the credit quality of specific accounts.

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

	Balance at beginning of period	Additions/charges to cost and expense for allowances for doubtful accounts (a)	Deductions/write-offs	Balance at end of period
Year Ended December 31, 2019	$7,980	$4,964	$(406)	$12,538
Year Ended December 31, 2018	$7,223	$2,257	$(1,500)	$7,980
Year Ended December 31, 2017	$6,458	$1,109	$(344)	$7,223

(a) For the year ended December 31, 2019, $1.5 million of expense was attributable to the acquired Marketing Funds.

Accumulated Other Comprehensive Income (Loss) and Foreign Currency Translation

Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with stockholders and is comprised of foreign currency translation adjustments.

As of December 31, 2019, the Company, directly and through its franchisees, conducted operations in over 110 countries and territories, including the U.S. and Canada. The functional currency for the Company’s operations is the U.S. dollar, except for its Canadian subsidiary which is the Canadian Dollar.

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

The Company also purchases and develops software for internal use. Software development costs and upgrade and enhancement costs incurred during the application development stage that result in additional functionality are capitalized. Costs incurred during the preliminary project and post-implementation-operation stages are expensed as incurred. Capitalized software costs are generally amortized over a term of two to five years. Purchased software licenses are amortized over their estimated useful lives.

In addition, the Company owns the principal trademarks, service marks and trade names that it uses in conjunction with operating its business. These intangible assets increase when the Company pays to file trademark applications in the U.S. and certain other jurisdictions globally. The Company’s trademarks are amortized on a straight-line basis over their estimated useful lives.

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from such asset. If not recoverable, the excess of the carrying amount of an asset over its estimated discounted cash flows would be charged to operations as an impairment loss. For each of the years ended December 31, 2019, 2018 and 2017, there were no material impairments indicated for such assets.

Goodwill

Goodwill is an asset representing the future economic benefits arising from the other assets acquired in a business combination that are not individually identified and separately recognized. The Company assesses goodwill for impairment at least annually at the reporting unit level or whenever an event occurs that would indicate impairment may have occurred. Reporting units are driven by the level at which segment management reviews operating results. The Company performs its required impairment testing annually on October 1.

The Company’s impairment assessment begins with a qualitative assessment to determine if it is more likely than not that a reporting unit’s fair value is less than the carrying amount. The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results as well as other factors which might indicate that the reporting unit’s value has declined since the last assessment date. If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the standard two-step quantitative impairment test is performed. The impairment test consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined by forecasting results, such as franchise sales for Motto, and applying and assumed discount rate to determine fair value as of the test date. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. Goodwill impairment exists when the estimated implied fair value of a reporting unit’s goodwill is less than its carrying value.

The Company did not record any goodwill impairments during the years ended December 31, 2019, 2018 and 2017.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset and changes in applicable tax laws and other factors. If management determines that it is not likely that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s Consolidated Statements of Income.

RMCO complies with the requirements of the Internal Revenue Code that are applicable to limited liability companies that have elected to be treated as partnerships, which allow for the complete pass-through of taxable income or losses to RMCO’s unitholders, who are individually responsible for any federal tax consequences. The share of U.S. income allocable to Holdings results in a provision for income taxes for the federal and state taxes on that portion of income. The share of U.S. income allocable to RIHI does not result in a provision for income taxes for federal and state taxes given Holdings does not consolidate RIHI. RMCO is subject to certain global withholding taxes, which are ultimately allocated to both Holdings and RIHI since they are paid by RMCO.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with several subsequent amendments, which requires lessees to recognize the assets and liabilities that arise from operating and finance leases on the consolidated balance sheets, with a few exceptions. ASU 2016-02 became effective for the Company on January 1, 2019 and replaced the existing lease guidance in U.S. GAAP when it became effective. The Company did not retrospectively recast prior periods presented and instead adjusted assets and liabilities on January 1, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to forgo reassessing (a) whether a contract contains a lease, (b) lease classification, and (c) whether capitalized costs associated with a lease are initial direct costs. The practical expedient was applied consistently to all the Company’s leases, including those for which the Company acts as the lessor. In addition, the Company elected the practical expedient relating to the combination of lease and non-lease components as a single lease component. The Company chose not to apply the hindsight practical expedient. The new lease guidance has been applied to all the Company’s leases as of January 1, 2019, which impacted how operating lease assets and liabilities were recorded within the Consolidated Balance Sheet, resulting in the recording of approximately $65.8 million of lease liabilities and approximately $55.6 million of right-of-use (“ROU”) assets on the Consolidated Balance Sheet. Deferred rent and sublease loss balances as of January 1, 2019 of approximately $9.3 million and approximately $2.4 million, respectively, and intangible assets of approximately $1.5 million were subsumed into the ROU asset at transition. Adoption of the new standard did not materially affect the Company’s consolidated net earnings and had no impact on cash flows. See Note 3, Leases, for more information.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. The Company early adopted ASU 2017-04 and it was effective for annual and interim impairment tests beginning January 1, 2019 using a prospective approach. The adoption of this standard had no impact on the Company’s financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in the software licensing arrangements under the internal-use software guidance. ASU 2018-15 also clarifies that any capitalized costs should not be recorded to “Depreciation and amortization” in the Consolidated Statements of Income. ASU 2018-15 is effective for the Company beginning January 1, 2020 and provides for the alternative to adopt the ASU (a) prospectively only for new costs incurred after the adoption date or (b) by adjusting existing costs to comply with this standard, including the requirement to present the amortization of costs outside “Depreciation and amortization”. The Company plans to adopt this ASU prospectively to all new implementation costs incurred after adoption. Given this implementation approach, the adoption of the standard on January 1, 2020 will have no immediate impact.

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

3. Leases

The Company leases corporate offices, a distribution center, billboards and certain equipment. As all franchisees are independently owned and operated, there are no leases recognized for any offices used by the Company’s franchisees. The leases have remaining lease terms ranging from less than a year up to 14, some of which include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years depending on the lease. Of these renewal options, the Company determined that none are reasonably certain to be exercised. All the Company’s material leases are classified as operating leases.

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

The Company used its Senior Secured Credit Facility interest rate to extrapolate a rate for each of its leases to calculate the present value of the lease liability and right-of-use asset. A summary of the Company’s lease cost is as follows (in thousands, except for weighted-averages):

Year Ended December 31, 2019
Lease Cost
Operating lease cost (a)	$12,259
Sublease income	(1,508)
Short-term lease cost (b)	6,495
Total lease cost	$17,246
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$8,507
Weighted-average remaining lease term in years - operating leases	8.4
Weighted-average discount rate - operating leases	6.3%
(a)	Includes approximately $3.7 million of taxes, insurance and maintenance.
(b)	Includes expenses associated with short-term leases of billboard advertisements and is included in “Marketing Funds expenses” on the Consolidated Statements of Income.

Maturities under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
2020	$8,756	$(888)	$7,868
2021	9,010	(775)	8,235
2022	9,002	(804)	8,198
2023	9,173	(822)	8,351
2024	9,439	(785)	8,654
Thereafter	34,235	(597)	33,638
Total lease payments	$79,615	$(4,671)	$74,944
Less: imputed interest	18,554
Present value of lease liabilities	$61,061

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

4. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	As of December 31,
	2019		2018
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	41.3%	12,559,600	41.4%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	17,838,233	58.7%	17,754,416	58.6%
Total common units in RMCO	30,397,833	100.0%	30,314,016	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to calculate the “Net income attributable to RE/MAX Holdings, Inc.” A reconciliation of “Income before provision for income taxes” to “Net income attributable to RE/MAX Holdings, Inc.” and “Net Income attributable to non-controlling interest” in the accompanying Consolidated Statements of Income for the periods indicated is detailed as follows (in thousands, except percentages):

	Year Ended December 31,
	2019			2018			2017
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	58.6%	41.4%	100.0%	58.6%	41.4%	100.0%	58.5%	41.5%	100.0%
Income before provision for income taxes(a)	$33,850	$23,915	$57,765	$41,238	$24,926	$66,164	$65,493	$23,369	$88,862
Provision for income taxes(b)(c)	(8,810)	(2,099)	(10,909)	(14,355)	(1,987)	(16,342)	(55,394)	(2,148)	(57,542)
Net income	$25,040	$21,816	$46,856	$26,883	$22,939	$49,822	$10,099	$21,221	$31,320

(a)	The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between Holdings and the non-controlling interest due to (i) certain relatively insignificant expenses and (ii) the significant gain on reduction in TRA liability in 2018 and 2017 attributable only to Holdings. See Note 12, Income Taxes for additional information.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, related primarily to tax liabilities in certain foreign jurisdictions. In 2018 and 2017, the provision for income taxes attributable to Holdings also includes a significant decrease in the value of deferred tax assets. See Note 12, Income Taxes for additional information.
(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes related primarily to tax liabilities in certain foreign jurisdictions directly incurred by RMCO or its subsidiaries. Because RMCO is a pass-through entity there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Tax and other distributions	$4,880	$4,511
Dividend distributions	10,550	10,048
Total distributions to non-controlling unitholders	$15,430	$14,559

On February 19, 2020, the Company declared a distribution to non-controlling unitholders of $2.8 million, which is payable on March 18, 2020.

Holdings Ownership of RMCO and Tax Receivable Agreements

Holdings has twice acquired significant portions of the ownership in RMCO; first in October 2013 at the time of IPO when Holdings acquired its initial 11.5 million common units of RMCO and, second, in November and December 2015 when it acquired 5.2 million additional common units. Holdings issued Class A common stock, which it exchanged for these common units of RMCO. RIHI then sold the Class A common stock to the market.

When Holdings acquired common units in RMCO, it received a step-up in tax basis on the underlying assets held by RMCO. The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired. The majority of the step-up in basis relates to intangibles assets, primarily franchise agreements and goodwill, and the step-up is often substantial. These assets are amortizable under IRS rules and result in deductions on the Company’s tax return for many years and consequently, Holdings receives a future tax benefit. These future benefits are reflected within deferred tax assets on the Company’s consolidated balance sheets.

If Holdings acquires additional common units of RMCO from RIHI, the percentage of Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur.

In connection with the initial sale of RMCO common units in October 2013, Holdings entered into Tax Receivable Agreements (“TRAs”) which require that Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. The TRA holders as of December 31, 2019 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. As of December 31, 2019, this liability was $37.2 million and was recorded within “Current portion of payable pursuant to tax receivable agreements” and “Payable pursuant to tax receivable agreement” in the Consolidated Balance Sheets. Similar to the deferred tax assets, the TRA liabilities would increase if Holdings acquires additional common units of RMCO from RIHI.

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

5. Earnings Per Share and Dividends

Earnings Per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive effect of time-based restricted stock units. The dilutive effect of performance-based restricted stock units is measured using the guidance for contingently issuable shares.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended December 31,
	2019	2018	2017
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$25,040	$26,883	$10,099
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,812,065	17,737,649	17,688,533
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,812,065	17,737,649	17,688,533
Add dilutive effect of the following:
Restricted stock units	55,687	29,850	43,267
Weighted average shares of Class A common stock outstanding, diluted	17,867,752	17,767,499	17,731,800
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$1.41	$1.52	$0.57
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$1.40	$1.51	$0.57

Outstanding Class B common stock does not share in the earnings of Holdings and is therefore not a participating security. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Year Ended December 31,
	2019		2018		2017
Quarter end declared	Date paid	Per share	Date paid	Per share	Date paid	Per share
March 31	March 20, 2019	$0.21	March 21, 2018	$0.20	March 22, 2017	$0.18
June 30	May 29, 2019	0.21	May 30, 2018	0.20	May 31, 2017	0.18
September 30	August 29, 2019	0.21	August 29, 2018	0.20	August 30, 2017	0.18
December 31	November 27, 2019	0.21	November 28, 2018	0.20	November 29, 2017	0.18
		$0.84		$0.80		$0.72

On February 19, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share on all outstanding shares of Class A common stock, which is payable on March 18, 2020 to stockholders of record at the close of business on March 4, 2020.

6. Acquisitions

First

On December 16, 2019, the Company acquired First Leads, Inc. (“First”) for $15 million in cash generated from operations. First is a mobile app that leverages data science, machine learning and human interaction to help real estate professionals better leverage the value of their personal network and was acquired to complement the Company’s technology offerings and booj Platform.

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

The total assets equal the total liabilities of the Marketing Funds and beginning January 1, 2019, are reflected in the consolidated financial statements of the Company. The Company also began recognizing revenue from the amounts collected, which substantially increased its revenues and expenses.

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

Booj, LLC

On February 26, 2018, the Company acquired all membership interests in booj using $26.3 million in cash generated from operations, plus up to approximately $10.0 million in equity-based compensation to be earned over time, based on grant date fair value, which will be accounted for as compensation expense in the future (see Note 13, Equity-Based Compensation for additional information). The Company acquired booj in order to deliver core technology solutions designed for and with RE/MAX affiliates.

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

Independent Region Acquisition

On November 15, 2017, the Company acquired certain assets of RE/MAX of Northern Illinois, Inc. for $35.7 million using cash generated from operations. The Company acquired the franchise agreements issued by the Company permitting the sale of RE/MAX franchises in the corresponding region as well as the franchise agreements between the region and the franchisees. The Company acquired these assets in order to expand its owned and operated regional franchising operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of the Marketing Funds had occurred January 1, 2018, the acquisition of booj had occurred on January 1, 2017 and the acquisition of RE/MAX of Northern Illinois had occurred on January 1, 2016. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results, including additional amortization expense associated with the valuation of the acquired franchise agreements. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Year Ended December 31,
	2018	2017
	(in thousands, except per share amounts)
Total revenue	$287,394	$205,059
Net income attributable to Holdings	$26,131	$7,628
Basic earnings per common share	$1.47	$0.43
Diluted earnings per common share	$1.47	$0.43

7. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable Life	2019	2018
Leasehold improvements	Shorter of estimated useful life or life of lease	$3,327	$3,278
Office furniture, fixtures and equipment	2 - 10 years	17,057	14,392
Total property and equipment		20,384	17,670
Less accumulated depreciation		(14,940)	(13,280)
Total property and equipment, net		$5,444	$4,390

Depreciation expense was $1.7 million, $1.2 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of December 31, 2019			As of December 31, 2018
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$180,867	$(93,197)	$87,670	$180,867	$(77,710)	$103,157
Other intangible assets:
Software (a)	4.0	$36,680	$(9,653)	$27,027	$20,579	$(5,802)	$14,777
Trademarks	9.3	1,904	(1,037)	867	1,857	(839)	1,018
Non-compete agreements	7.7	3,700	(1,546)	2,154	3,700	(896)	2,804
Training materials	5.0	2,400	(640)	1,760	2,350	(157)	2,193
Other (b)	5.0	800	(293)	507	2,389	(216)	2,173
Total other intangible assets	4.6	$45,484	$(13,169)	$32,315	$30,875	$(7,910)	$22,965
(a)	As of December 31, 2019, and December 31, 2018, capitalized software development costs of $10.5 million and $4.5 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.
(b)	Other consists of customer relationships and a favorable market lease, both obtained in connection with the acquisition of booj. The favorable market lease was subsumed into “Operating lease right of use assets” on the accompanying Consolidated Balance Sheet upon adopting the new lease standard on January 1, 2019. See Note 2, Summary of Significant Accounting Policies for additional information.

Amortization expense was $20.6 million, $19.5 million and $19.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the estimated future amortization expense for the next five years related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the acquisition of booj and is as follows (in thousands):

Year ending December 31:
2020	$25,438
2021	25,122
2022	21,946
2023	14,594
2024	12,146
$99,246

The following table presents changes to goodwill for the period from January 1, 2018 to December 31, 2019 (in thousands):

	RE/MAX Franchising	Motto Franchising	Total
Balance, January 1, 2018	$123,413	$11,800	$135,213
Goodwill recognized related to acquisitions(a)	15,039	—	15,039
Adjustments to acquisition accounting during the measurement period	700	—	700
Effect of changes in foreign currency exchange rates	(268)	—	(268)
Balance, December 31, 2018	138,884	11,800	150,684
Goodwill recognized related to acquisitions(a)	8,207	—	8,207
Effect of changes in foreign currency exchange rates	147	—	147
Balance, December 31, 2019	$147,238	$11,800	$159,038
(a)	The purpose of the booj and First acquisitions is to deliver technology solutions to RE/MAX franchisees and agents. As such, the Company allocated the goodwill arising from these acquisitions to RE/MAX Franchising. See Note 6, Acquisitions for additional information.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2019	2018
Marketing Funds (a)	$39,672	$—
Accrued payroll and related employee costs	11,900	6,517
Accrued taxes	2,451	1,480
Accrued professional fees	2,047	2,010
Other	4,093	3,136
	$60,163	$13,143
(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information. As previously noted, the Marketing Funds were acquired on January 1, 2019.

10. Debt

Debt, net of current portion, consists of the following (in thousands):

	As of December 31,
	2019	2018
Senior Secured Credit Facility	$227,363	$229,713
Other long-term financing(a)	362	635
Less unamortized debt issuance costs	(1,182)	(1,481)
Less unamortized debt discount costs	(862)	(1,080)
Less current portion(a)	(2,648)	(2,622)
	$223,033	$225,165
(a)	Includes financing assumed with the acquisition of booj. As of December 31, 2019 and 2018, the carrying value of this financing approximates the fair value.

Maturities of debt are as follows (in thousands):

Year Ended December 31, 2019
2020	$2,648
2021	2,414
2022	2,350
2023	220,313
$227,725

Senior Secured Credit Facility

In July 2013, the Company entered into a credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.” In December 2016, the 2013 Senior Secured Credit Facility was amended and restated, referred to herein as the “Senior Secured Credit Facility.” The Senior Secured Credit Facility consists of a $235.0 million term loan facility which matures on December 15, 2023 and a $10.0 million revolving loan facility which must be repaid on December 15, 2021. In connection with the Senior Secured Credit Facility, the Company incurred costs of $3.5 million during 2016, of which $1.4 million was recorded in “Debt, net of current portion” in the accompanying Consolidated Balance Sheets and is being amortized to interest expense over the term of the Senior Secured Credit Facility and the remaining $2.1 million was expensed as incurred.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR provided LIBOR shall be no less than 0.75% plus an applicable margin of 2.75% and, provided further, that LIBOR shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR rate”) or (b) the greatest of (i) JPMorgan Chase Bank N.A.’s prime rate, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1%, (such greatest rate, the “ABR”) plus, in each case, the applicable margin. The applicable margin for ABR loans is 1.75%. As of December 31, 2019, the Company selected the LIBOR rate resulting in an interest rate on the term loan facility of 4.55%.

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50.0% of excess cash flow at the end of the applicable fiscal year if RE/MAX, LLC’s total leverage ratio as defined in the Senior Secured Credit Facility is in excess of 3.25:1.00, with such percentage decreasing to zero as RE/MAX, LLC’s leverage ratio decreases below 2.75 to 1.0. The Company’s total leverage ratio was less than 2.75 to 1.0 as of December 31, 2019, and as a result, the Company does not expect to make an excess cash flow principal prepayment within the next 12-month period. The Company may make optional prepayments on the term loan facility at any time without penalty; however, no such optional prepayments were made during the year ended December 31, 2019.

Whenever amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit. As of December 31, 2019, no amounts were drawn on the revolving line of credit.

11. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Quoted prices for identical instruments in active markets.
●	Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations, in which all significant inputs are observable in active markets. The fair value of the Company’s debt reflects a Level 2 measurement and was estimated based on quoted prices for the Company’s debt instruments in an inactive market.
●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Level 3 liabilities that are measured at fair value on a recurring basis consist of the Company’s contingent consideration related to the acquisition of Motto.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of December 31, 2019				As of December 31, 2018
	Fair Value	Level 1		Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$5,005	$—	—	$5,005	$5,070	$—	$—	$5,070

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. Each Revenue Share Year ends September 30. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive related to assumed franchise sales count for which the forecast assumes between 50 and 80 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales would decrease the liability by $0.3 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.2 million. The Company measures this liability each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

The table below presents a reconciliation of the contingent consideration (in thousands):

Balance at January 1, 2018	$6,580
Fair value adjustments (a)	(1,289)
Cash payments	(221)
Balance at December 31, 2018	5,070
Fair value adjustments (a)	241
Cash payments	(306)
Balance at December 31, 2019	$5,005
(a)	Fair value adjustments relate to realignment of future franchise sales assumptions to more closely reflect historical sales trends from inception to date.

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the year ended December 31, 2019.

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	December 31,		December 31,
	2019		2018
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$225,319	$227,363	$227,152	$221,673

12. Income Taxes

“Income before provision for income taxes” as shown in the accompanying Consolidated Statements of Income is comprised of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$44,343	$52,798	$77,346
Foreign	13,422	13,366	11,516
Total	$57,765	$66,164	$88,862

Components of the “Provision for income taxes” in the accompanying Consolidated Statements of Income consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$2,533	$1,393	$3,239
Foreign	4,929	4,738	5,203
State and local	1,137	700	1,169
Total current expense	8,599	6,831	9,611
Deferred expense
Federal	2,084	8,795	47,045
Foreign	(142)	12	323
State and local	368	704	563
Total deferred expense	2,310	9,511	47,931
Provision for income taxes	$10,909	$16,342	$57,542

The provision for income taxes attributable to Holdings includes all U.S. federal and state income taxes on Holdings’ proportionate share of RMCO’s net income. The provision for income taxes attributable to entities other than Holdings represents taxes imposed directly on RMCO and its subsidiaries, primarily foreign taxes that are allocated to the non-controlling interest.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. statutory tax rate	21.0%	21.0%	35.0%
Increase due to state and local taxes, net of federal benefit	3.1	3.1	2.6
Non-creditable foreign taxes	1.1	1.2	-
Foreign derived intangible income deduction	(1.5)	(1.3)	-
Income attributable to non-controlling interests	(7.2)	(7.3)	(12.5)
Uncertain Tax Positions	1.0	0.8	0.6
Other	1.4	(0.8)	(0.8)
Subtotal	18.9	16.7	24.9
Impact of TRA adjustment on NCI (a)	-	0.7	4.5
Effect of permanent difference - TRA adjustment (b)	-	(2.2)	(13.6)
Tax Reform Rate Change (c)	-	-	49.0
Valuation allowance recognized on basis step-ups	-	9.5	-
	18.9%	24.7%	64.8%

(a)	Reflects additional impact of non-controlling interest adjustment being on a larger base of income that includes the gain on reduction in TRA liability.
(b)	Reflects the impact of gain on TRA liability reduction, which is not taxable.
(c)	Reflects reduction in deferred tax assets and resulting increase in deferred tax expense due to U.S. Federal rate declining from 35% to 21%.

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

In 2018, the Company completed its evaluation of the impacts to its foreign derived income, particularly the tax credits received for foreign taxes and deductions allowed under the newly created foreign-derived intangible income deduction. The SEC staff issued Staff Accounting Bulletin 118 and later ASU 2018-05, which provided all companies through December of 2018 to finalize provisional estimates of the impacts of the TCJA.

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

The Company will continue to evaluate tax planning opportunities as well as monitor any changes that might be contained in the final regulations related to foreign derived income. Such remaining final regulations are expected in 2020.

Income taxes (payable) receivable, net were ($4.3) million and $0.3 million at December 31, 2019 and 2018, respectively.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets.

These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2019	2018
Long-term deferred tax assets
Goodwill, other intangibles and other assets	$42,800	$48,427
Imputed interest deduction pursuant to tax receivable agreements	2,651	2,719
Operating lease liabilities	1,618	1,845
Compensation and benefits	3,043	2,131
Allowance for doubtful accounts	1,629	944
Motto contingent liability	783	748
Deferred revenue	3,706	3,939
Foreign tax credit carryforward	1,862	1,259
Net operating loss	2,641	—
Other	950	1,435
Total long-term deferred tax assets	61,683	63,447
Valuation allowance (a)	(7,184)	(7,051)
Total long-term deferred tax assets, net of valuation allowance	54,499	56,396
Long-term deferred tax liabilities
Property and equipment and other long lived assets	(1,494)	(2,944)
Other	(703)	—
Total long-term deferred tax liabilities	(2,197)	(2,944)
Net long-term deferred tax assets	52,302	53,452
Total deferred tax assets and liabilities	$52,302	$53,452

(a)	Includes a valuation allowance on deferred tax assets for goodwill and intangibles in the Company’s Western Canada operations, as well as foreign tax credit carryforwards.

As of December 31, 2019, the Company generated $1.1 million in unutilized foreign tax credits. These credits may be carried back one year and carried forward for 10 years until utilized. This amount is included in the valuation allowance as of December 31, 2019.

Net deferred tax assets are recorded related to differences between the financial reporting basis and the tax basis of Holdings’ proportionate share of the net assets of RMCO. Based on the Company’s historical taxable income and its expected future earnings, management evaluates the uncertainty associated with booking tax benefits and determines whether the deferred tax assets are more likely than not to be realized, including evaluation of deferred tax liabilities and the expectation of future taxable income. If not expected to be realized, a valuation allowance is recognized to offset the deferred tax asset.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Holdings will file its 2019 income tax returns by October 15, 2020. RMCO is not subject to domestic federal income taxes as it is a flow-through entity; however, RMCO is still required to file an annual U.S. Return of Partnership Income. With respect to state and local jurisdictions and countries outside of the U.S., the Company and its subsidiaries are typically subject to examination for three to four years after the income tax returns have been filed. As such, income tax returns filed since 2015 are subject to examination.

Uncertain Tax Positions

In 2019, the Company corrected immaterial errors to recognize uncertain tax position liabilities, and related tax expense for certain foreign tax matters, along with deferred tax assets for amounts of such foreign taxes expected to be creditable in the U.S. The Company concluded that the omission of tax expense for these matters from prior period financials was immaterial to each of the affected reporting periods and therefore amendment of previously filed reports was not required. However, the Company corrected those amounts in the prior years included herein. These adjustments resulted in an increase in “Provision for income taxes” of $0.5 million for each of the years ended December 31, 2018, and 2017, respectively. In addition, the Company recognized an uncertain tax position liability of $5.8 million (including interest and penalties), an income tax receivable of $1.4 million, a deferred tax asset of $0.2 million and a resulting reduction in “Total stockholders’ equity” of $4.2 million as of December 31, 2018 in the Consolidated Balance Sheets. The Company recognized a $3.7 million reduction in “Total stockholders’ equity” in the Consolidated Statements of Stockholders’ Equity as of December 31, 2017 in relation to this correction.

While the Company believes the liabilities recognized for uncertain tax positions are adequate to cover reasonably expected tax risks, there can be no assurance that an issue raised by a tax authority will be resolved at a cost that does not exceed the liability recognized. Interest and penalties are accrued on uncertain tax positions and included in the “Provision for income taxes” in the accompanying Consolidated Statements of Income.

Uncertain tax position liabilities represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the consolidated financial statements and are recognized in “Income taxes payable” in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount, excluding interest and penalties is as follows:

	As of December 31,
	2019	2018
Balance, January 1	$4,278	$3,703
Increase related to current period tax positions	532	575
Balance, December 31(a)	$4,810	$4,278
(a)	Excludes accrued interest and penalties of $1.9 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively. These related interest and penalties are recognized in “Income taxes payable” within the Consolidated Balance Sheets.

The Company’s uncertain tax position has a reasonable possibility of being paid within the next 12 months.

13. Equity-Based Compensation

The RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “Incentive Plan”) includes restricted stock units which may have time-based or performance-based vesting criteria. The Company recognizes equity-based compensation expense in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. The Company recognizes corporate income tax benefits relating to the vesting of restricted stock units in “Provision for income taxes” in the accompanying Consolidated Statements of Income.

Employee stock-based compensation expense under the Company’s Incentive Plan, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Expense from Time-based awards (a)	$7,554	$5,189	$2,523
Expense from Performance-based awards (a)(b)	(179)	4,126	377
Expense from bonus to be settled in shares (c)	3,788	—	—
Equity-based compensation capitalized (a)	(229)	(139)	—
Equity-based compensation expense	10,934	9,176	2,900
Tax benefit from equity-based compensation	(1,548)	(1,297)	(637)
Deficit / (excess) tax benefit from equity-based compensation	55	(145)	(324)
Net compensation cost	$9,441	$7,734	$1,939
(a)	Includes expense recognized and costs capitalized in connection with the awards granted to booj employees and former owners at the time of acquisition.

(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. For the year ended December 31, 2019, the Company reversed expense that had been recognized in 2018 for awards granted for certain booj work deliverables. This reversal was primarily a result of modifying the awards to extend the due date of the performance conditions, primarily through December 31, 2019, as the achievement of the goals at the previous date was no longer probable. Accounting for these modifications resulting in the reversal of the cumulative expense previously recognized and expensing the modified awards over the new vesting period resulting in a net $0.3 million recognized in 2019. Also, for the year ended December 31, 2019, certain conditions were no longer deemed probable of being met for other performance awards tied to the achievement of a revenue target measured over a three-year performance period. The cumulative expense previously recognized was reversed in the current period, resulting in a negative expense of ($0.5) million in 2019.
(c)	In 2019, the Company revised its annual bonus plan so that half of the bonus for most employees will be settled in shares. The share amounts to be issued will be determined based on the stock price at the time of vesting in early 2020. These amounts are recognized as “Accrued liabilities” in the accompanying Consolidated Balance Sheets and are not included in “Additional paid-in capital” until shares are issued.

Time-based Restricted Stock Units

Time-based restricted stock units (“RSUs”) are valued using the Company’s closing stock price on the date of grant. Grants awarded to the Company’s Board of Directors generally vest over a one-year period. Grants awarded to the Company’s employees, other than booj employees and former owners in connection with the acquisition, generally vest equally in annual installments over a three-year period. Grants awarded to booj employees and former owners in connection with the acquisition vest in three installments over a four-year period. Compensation expense is recognized on a straight-line basis over the vesting period.

The following table summarizes equity-based compensation activity related to RSUs:

	RSUs	Weighted average grant date fair value per share
Balance, January 1, 2019	298,610	$51.97
Granted (a)	257,087	$38.43
Shares vested (including tax withholding) (b)	(80,008)	$43.30
Forfeited	(20,237)	$45.41
Balance, December 31, 2019	455,452	$46.15

(a)	The weighted average grant date fair value for the years ended December 31, 2018 and 2017 were $53.04 and $55.45 per RSU granted, respectively.
(b)	Pursuant to the terms of the Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At December 31, 2019, there was $12.6 million of total unrecognized RSU expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.1 years for RSUs.

Performance-based Restricted Stock Units

Performance-based restricted stock units (“PSUs”) granted to employees, other than booj employees and former owners in connection with the acquisition, are stock-based awards in which the number of shares ultimately received depends on the Company’s achievement of either a specified revenue target or the Company’s total shareholder return (“TSR”) relative to a peer company index over a three-year performance period or achievement of both. If the minimum threshold conditions are not met, no shares will vest. The number of shares that could be issued range from 0% to 150% of the participant’s target award. PSUs are valued on the date of grant using a Monte Carlo simulation for the TSR element of the award. PSUs that vest upon achievement of a specified revenue target are valued using the Company’s closing stock price on the date of grant. The Company’s expense will be adjusted based on the estimated achievement of revenue versus target. Earned PSUs cliff-vest at the end of the three-year performance period. Compensation expense is recognized on a straight-line basis over the vesting period based on the Company’s probable performance, with cumulative to-date adjustments made when revenue performance expectations change.

PSUs granted to booj employees and former owners in connection with the acquisition are stock-based awards in which the number of shares ultimately received depends on the achievement of certain technology milestones set forth in the related purchase agreement. The number of shares that could be issued range from 0% to 100% of the participant’s target award. The awards were valued using the Company’s closing stock price on the date of grant. The Company’s expense will be adjusted based on the estimated achievement of the milestones. The majority of these PSUs vested July 29, 2019 and December 31, 2019. The remaining PSUs vest on February 15, 2020 to the extent the corresponding milestones are achieved and provided the participant is still an employee of the Company at the time of vesting. Compensation expense is recognized on a straight-line basis over the vesting period based on the Company’s estimated performance, subject to adjustment for changes in expectations of the achievement of the technology milestones.

The following table summarizes equity-based compensation activity related to PSUs:

	PSUs	Weighted average grant date fair value per share
Balance, January 1, 2019	179,615	$55.75
Granted (a)(b)	119,410	$38.87
Shares vested	(97,436)	$36.20
Forfeited	(61,625)	$56.24
Balance, December 31, 2019	139,964	$45.31

(a)	Represents the total participant target award.
(b)	The weighted average grant date fair value for the years ended December 31, 2018 and 2017 were $55.38 and $57.88 per PSU granted, respectively.

At December 31, 2019, there was $2.3 million of total unrecognized PSU expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years for PSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 2,122,970 additional shares available for the Company to grant under the Incentive Plan as of December 31, 2019.

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

In addition, the Company announced a new service model in early 2019 designed to deliver more value to franchisees, as well as support franchisee growth and professional development (the “New Service Model”). In connection with the New Service Model, the Company incurred a total of approximately $2.1 million in expenses related to severance and outplacement services provided to certain former employees of the Company, of which $1.4 million in expense was recognized during the year ended December 31, 2018 and the remainder was recognized in 2019. These expenses are included in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income. All of the above costs were attributable to the RE/MAX Franchising reportable segment.

15. Commitments and Contingencies

Contingencies

In connection with the sale of the assets and liabilities related to the Company’s previously owned brokerages, the Company entered into three Assignment and Assumption of Leases Agreements (the “Assignment Agreements”) pursuant to which the Company assigned its obligations under and rights, title and interest in 21 leases to the respective purchasers. For certain leases, the Company remains secondarily liable for future lease payments through July 2021 under the respective lease agreements and accordingly, as of December 31, 2019, the Company has outstanding lease guarantees of $1.1 million. This amount represents the maximum potential amount of future payments under the respective lease guarantees.

In addition, the Company maintains a self-insurance program for health benefits. As of December 31, 2019, and 2018, the Company recorded a liability of $0.3 million and $0.3 million, respectively, related to this program.

Litigation

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

16. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2019, 2018 and 2017, the Company recognized expense of $2.1 million, $1.8 million and $1.5 million, respectively, for matching contributions to the 401(k) Plan.

17. Related-Party Transactions

The majority stockholders of RIHI, specifically the Company’s current Chairman and Co-Founder and the Company’s Vice Chair and Co-Founder have made and continue to make a golf course they own available to the Company for business purposes. The Company used the golf course and related facilities for business purposes at minimal charge during the years ended December 31, 2019, 2018 and 2017. Additionally, the Company recorded expense of $0.5 million for the value of the benefits provided to Company personnel and others for the complimentary use of the golf course during each year ended December 31, 2019, 2018 and 2017, with an offsetting increase in additional paid in capital.

The Company also provided support services to the Marketing Funds prior to their acquisition on January 1, 2019. See Note 2 Summary of Significant Accounting Policies and Note 6 Acquisitions for additional information.

18. Segment Information

The Company operates under the following four operating segments: RE/MAX Franchising, Motto Franchising, Marketing Funds and booj. Due to quantitative insignificance, the booj operating segment does not meet the criteria of a reportable segment and is included in “Other”. Motto Franchising does not meet the quantitative significance test; however, management has chosen to report results for the segment as it believes it will be a key driver of future success for Holdings. Management evaluates the operating results of its segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following table presents revenue from external customers by segment (in thousands):

	Year Ended December 31,
	2019	2018*	2017*
Continuing franchise fees	$95,853	$98,828	$93,232
Annual dues	35,409	35,894	33,767
Broker fees	45,990	46,871	43,801
Franchise sales and other revenue	22,383	22,911	22,357
Total RE/MAX Franchising	199,635	204,504	193,157
Continuing franchise fees	4,075	2,276	462
Franchise sales and other revenue	468	260	95
Total Motto Franchising	4,543	2,536	557
Marketing Funds fees	72,299	—	—
Other	5,816	5,586	—
Total revenue	$282,293	$212,626	$193,714

*Amounts in the years ended December 31, 2018 and 2017 have been recast to show Motto separately.

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes (in thousands):

	Year Ended December 31,
	2019	2018*	2017*
Adjusted EBITDA: RE/MAX Franchising	$106,810	$108,669	$105,184
Adjusted EBITDA: Motto Franchising	(2,709)	(3,436)	(3,039)
Adjusted EBITDA: Other	(586)	(917)	—
Adjusted EBITDA: Consolidated	103,515	104,316	102,145
Gain (loss) on sale or disposition of assets and sublease, net (a)	(342)	139	(4,260)
Equity-based compensation expense	(10,934)	(9,176)	(2,900)
Acquisition-related expense (b)	(1,127)	(1,634)	(5,889)
Gain on reduction in TRA liability (c)	—	6,145	32,736
Special Committee investigation and remediation expense (d)	—	(2,862)	(2,634)
Fair value adjustments to contingent consideration (e)	(241)	1,289	(180)
Interest income	1,446	676	352
Interest expense	(12,229)	(12,051)	(9,996)
Depreciation and amortization	(22,323)	(20,678)	(20,512)
Income before provision for income taxes	$57,765	$66,164	$88,862

*Amounts in the years ended December 31, 2018 and 2017 have been recast to show Motto separately.

(a)	Represents gain (loss) on the sale or disposition of assets as well as the gains (losses) on the sublease of a portion of our corporate headquarters office building.
(b)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(c)	Gain on reduction in tax receivable agreement liability is a result of the Tax Cuts and Jobs Act enacted in December 2017 and further clarified in 2018. See Note 12, Income Taxes for additional information.
(d)	Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.
(e)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 11, Fair Value Measurements for additional information.

The following table presents total assets of the Company’s segments (in thousands):

	As of December 31,
	2019	2018*
RE/MAX Franchising	$479,370	$406,643
Marketing Funds	41,090	—
Motto Franchising	20,161	21,346
Other	1,731	384
Total assets	$542,352	$428,373

*Amounts as of December 31, 2018 have been recast to show Motto separately.

The following table presents long-lived assets, net of accumulated depreciation disaggregated by geographical area (in thousands):

	As of December 31,
	2019	2018
U.S.	$5,406	$4,342
Global	38	48
Total long-lived assets	$5,444	$4,390

19. Quarterly Financial Information (unaudited)

Summarized quarterly results were as follows (in thousands, except shares and per share amounts):

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenue	$71,178	$71,381	$71,541	$68,193
Total operating expenses	58,233	49,311	48,097	58,213
Operating income	12,945	22,070	23,444	9,980
Total other expenses, net	(2,780)	(2,751)	(2,727)	(2,416)
Income before provision for income taxes	10,165	19,319	20,717	7,564
Provision for income taxes	(1,908)	(3,186)	(3,453)	(2,362)
Net income	8,257	16,133	17,264	5,202
Less: net income attributable to non-controlling interest	3,848	7,563	8,091	2,314
Net income attributable to Holdings	$4,409	$8,570	$9,173	$2,888

Net income attributable to Holdings per share of Class A common stock
Basic	$0.25	$0.48	$0.51	$0.16
Diluted	$0.25	$0.48	$0.51	$0.16
Weighted average shares of Class A common stock outstanding
Basic	17,775,381	17,808,321	17,826,332	17,837,386
Diluted	17,817,620	17,833,958	17,840,158	17,978,431

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$52,642	$54,277	$54,866	$50,841
Total operating expenses	38,925	33,363	33,059	29,428
Operating income	13,717	20,914	21,807	21,413
Total other expenses, net	(2,688)	(3,176)	(2,846)	(2,977)
Income before provision for income taxes	11,029	17,738	18,961	18,436
Provision for income taxes	(1,997)	(3,283)	(3,555)	(7,507)
Net income	9,032	14,455	15,406	10,929
Less: net income attributable to non-controlling interest	4,089	6,848	7,307	4,695
Net income attributable to Holdings	$4,943	$7,607	$8,099	$6,234

Net income attributable to Holdings per share of Class A common stock
Basic	$0.28	$0.43	$0.46	$0.35
Diluted	$0.28	$0.43	$0.46	$0.35
Weighted average shares of Class A common stock outstanding
Basic	17,709,095	17,746,042	17,746,184	17,748,745
Diluted	17,762,133	17,769,641	17,771,212	17,771,180

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2019 our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, using the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

KPMG LLP, an independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and its report is included herein.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2019 with respect to shares of our Class A common stock issuable under our equity compensation plan:

Equity Compensation Plan Information
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to		Weighted-Average		Equity Compensation
	be Issued Upon Exercise		Exercise Price of		Plans (Excluding
	of Outstanding Options,		Outstanding Options,		Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights		Column (a))
Equity compensation plans approved by security holders	595,416	(1)	$—	(2)	2,122,970
Equity compensation plans not approved by security holders	—		—		—
Total	595,416	(1)	$—	(2)	2,122,970
(1)	Represents 595,416 shares issuable upon vesting of unvested restricted stock units.
(2)	The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018
●	Consolidated Statements of Income for the fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017
●	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017
●	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017
●	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.2
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.					X
10.1	2013 Omnibus Incentive Plan and related documents.†	S-8	333-191519	10/1/2013	4.2
10.2	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.3	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.4	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.5	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.**					X
10.6	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.7	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.8	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.†	S-1	333-190699	9/27/2013	10.3
10.9	Form of Time-Based Restricted Stock Unit Award.†	10-K	333-190699	2/24/2017	10.11
10.10	Form of Performance-Based Restricted Stock Unit Award.†	10-K	001-36101	2/22/2019	10.12
10.11	Form of Restricted Stock Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.15
10.12	Form of Restricted Stock Award (General).†	S-1	333-190699	9/27/2013	10.16
10.13	Form of Stock Option Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.17
10.14	Form of Stock Option Award (General).†	S-1	333-190699	9/27/2013	10.18
10.15	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC	10-Q	001-36101	8/7/2015	10.3
10.16	Joinder, dated October 4, 2018, among RE/MAX Holdings, Inc., Oberndorf Investments LLC and Parallaxes Capital Opportunities fund I LP	10-K	001-36101	2/22/2019	10.18
10.17	Joinder, dated December 19, 2018, among RE/MAX Holdings, Inc., Parallaxes Capital Opportunities Fund I LP and Parallaxes Rain Co-Investment, LLC	10-K	001-36101	2/22/2019	10.19

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.18	Amended and Restated Credit Agreement, dated as of December 15, 2016, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*	8-K	001-36101	12/21/2016	10.1
10.19	Consent and Waiver, dated November 14, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	11/15/17	10.1
10.20	Second Consent and Waiver, dated December 19, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	12/26/17	10.1
10.21	Equity Purchase Agreement, dated January 1, 2019, by and between RADF, LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.23
10.22	Asset Purchase Agreement, dated January 1, 2019, by and between RE/MAX Texas Ad Fund, Inc.	10-K	001-36101	2/22/2019	10.24
10.23	Share Purchase Agreement, dated January 1, 2019, by and between RE/MAX of Western Canada (1998), LLC and David Liniger	10-K	001-36101	2/22/2019	10.25

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.24	Share Purchase Agreement, dated January 1, 2019, by and between Motto Franchising, LLC and David Liniger	10-K	001-36101	2/22/2019	10.26
10.25	Severance Pay Benefit Plan	8-K	001-36101	4/11/2019	10.1
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) related notes

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

**Exhibit refiled to correct certain section references.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc.
(Registrant)

Date: February 21, 2020	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2020	By:	/s/ Karri R. Callahan
Karri R. Callahan
Chief Financial Officer
(Principal Financial Officer)

Date: February 21, 2020	By:	/s/ Brett A. Ritchie
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

Signature	Title	Date
/s/ Adam M. Contos	Director and Chief Executive Officer	February 21, 2020
Adam M. Contos	(Principal Executive Officer)

/s/ Karri R. Callahan	Chief Financial Officer	February 21, 2020
Karri R. Callahan	(Principal Financial Officer)

/s/ Brett A. Ritchie	Chief Accounting Officer	February 21, 2020
Brett A. Ritchie	(Principal Accounting Officer)

/s/ David L. Liniger	Chairman and Co-Founder	February 21, 2020
David L. Liniger

/s/ Gail A. Liniger	Vice Chair and Co-Founder	February 21, 2020
Gail A. Liniger

/s/ Kathleen J. Cunningham	Director	February 21, 2020
Kathleen J. Cunningham

/s/ Roger J. Dow	Director	February 21, 2020
Roger J. Dow

/s/ Ronald E. Harrison	Director	February 21, 2020
Ronald E. Harrison

/s/ Daniel J. Predovich	Director	February 21, 2020
Daniel J. Predovich

/s/ Christine M. Riordan	Director	February 21, 2020
Christine M. Riordan

/s/ Joseph A. DeSplinter	Director	February 21, 2020
Joseph A. DeSplinter

/s/ Teresa S. Van De Bogart	Director	February 21, 2020
Teresa S. Van De Bogart