Form 10-Q
period 2020-03-31
RE/MAX Holdings, Inc.
filed 2020-05-06
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of April 30, 2020 was 18,123,963 and 1, respectively.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$80,905	$83,001
Restricted cash	24,195	20,600
Accounts and notes receivable, current portion, less allowances of $14,879 and $12,538, respectively	27,289	28,644
Income taxes receivable	1,576	896
Other current assets	10,810	9,638
Total current assets	144,775	142,779
Property and equipment, net of accumulated depreciation of $15,402 and $14,940, respectively	5,724	5,444
Operating lease right of use assets	49,949	51,129
Franchise agreements, net	83,801	87,670
Other intangible assets, net	29,554	32,315
Goodwill	161,698	159,038
Deferred tax assets, net	49,251	52,595
Income taxes receivable, net of current portion	1,690	1,690
Other assets, net of current portion	11,220	9,692
Total assets	$537,662	$542,352
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,466	$2,983
Accrued liabilities	52,343	60,163
Income taxes payable	7,918	6,854
Deferred revenue	25,473	25,663
Current portion of debt	2,628	2,648
Current portion of payable pursuant to tax receivable agreements	3,583	3,583
Operating lease liabilities	5,232	5,102
Total current liabilities	103,643	106,996
Debt, net of current portion	222,522	223,033
Payable pursuant to tax receivable agreements, net of current portion	33,140	33,640
Deferred tax liabilities, net	542	293
Deferred revenue, net of current portion	18,495	18,763
Operating lease liabilities, net of current portion	54,598	55,959
Other liabilities, net of current portion	4,644	5,292
Total liabilities	437,584	443,976
Commitments and contingencies (note 12)
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,123,963 and 17,838,233 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	470,639	466,945
Retained earnings	28,881	30,525
Accumulated other comprehensive income, net of tax	378	414
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	499,900	497,886
Non-controlling interest	(399,822)	(399,510)
Total stockholders' equity	100,078	98,376
Total liabilities and stockholders' equity	$537,662	$542,352

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Continuing franchise fees	$24,143	$24,956
Annual dues	8,921	8,854
Broker fees	9,444	8,588
Marketing Funds fees	17,522	18,772
Franchise sales and other revenue	10,242	10,008
Total revenue	70,272	71,178
Operating expenses:
Selling, operating and administrative expenses	34,677	33,903
Marketing Funds expenses	17,522	18,772
Depreciation and amortization	6,310	5,558
Total operating expenses	58,509	58,233
Operating income	11,763	12,945
Other expenses, net:
Interest expense	(2,682)	(3,155)
Interest income	269	320
Foreign currency transaction gains (losses)	(270)	55
Total other expenses, net	(2,683)	(2,780)
Income before provision for income taxes	9,080	10,165
Provision for income taxes	(3,790)	(1,908)
Net income	5,290	8,257
Less: net income attributable to non-controlling interest (note 3)	2,659	3,848
Net income attributable to RE/MAX Holdings, Inc.	$2,631	$4,409

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.15	$0.25
Diluted	$0.15	$0.25
Weighted average shares of Class A common stock outstanding
Basic	17,974,264	17,775,381
Diluted	18,033,631	17,817,620
Cash dividends declared per share of Class A common stock	$0.22	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$5,290	$8,257
Change in cumulative translation adjustment	(230)	69
Other comprehensive income (loss), net of tax	(230)	69
Comprehensive income	5,060	8,326
Less: comprehensive income attributable to non-controlling interest	2,465	3,881
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$2,595	$4,445

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2020	17,838,233	$2	1	$—	$466,945	$30,525	$414	$(399,510)	$98,376
Net income	—	—	—	—	—	2,631	—	2,659	5,290
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,777)	(2,777)
Equity-based compensation expense and related dividend equivalents	368,375	—	—	—	5,962	(289)	—	—	5,673
Dividends to Class A common stockholders	—	—	—	—	—	(3,986)	—	—	(3,986)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(36)	(194)	(230)
Payroll taxes related to net settled restricted stock units	(82,645)	—	—	—	(2,268)	—	—	—	(2,268)
Balances, March 31, 2020	18,123,963	$2	1	$—	$470,639	$28,881	$378	$(399,822)	$100,078

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2019	17,754,416	$2	1	$—	$460,101	$21,138	$328	$(402,294)	$79,275
Net income	—	—	—	—	—	4,409	—	3,848	8,257
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,693)	(2,693)
Equity-based compensation expense and related dividend equivalents	70,797	—	—	—	3,213	(42)	—	—	3,171
Dividends to Class A common stockholders	—	—	—	—	—	(3,740)	—	—	(3,740)
Change in accumulated other comprehensive income	—	—	—	—	—	—	36	33	69
Payroll taxes related to net settled restricted stock units	(17,265)	—	—	—	(713)	—	—	—	(713)
Balances, March 31, 2019	17,807,948	$2	1	$—	$462,601	$21,765	$364	$(401,106)	$83,626

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$5,290	$8,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,310	5,558
Bad debt expense	3,435	1,439
Equity-based compensation expense	2,186	4,051
Deferred income tax expense	2,241	1,081
Fair value adjustments to contingent consideration	(505)	(70)
Other, net	(504)	651
Changes in operating assets and liabilities	(4,804)	1,474
Net cash provided by operating activities	13,649	22,441
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(1,965)	(3,940)
Restricted cash acquired with the Marketing Funds acquisition	—	28,495
Other	—	(1,200)
Net cash (used in) provided by investing activities	(1,965)	23,355
Cash flows from financing activities:
Payments on debt	(660)	(653)
Distributions paid to non-controlling unitholders	(2,777)	(2,693)
Dividends and dividend equivalents paid to Class A common stockholders	(4,275)	(3,782)
Payments related to tax withholding for share-based compensation	(2,268)	(713)
Net cash used in financing activities	(9,980)	(7,841)
Effect of exchange rate changes on cash	(205)	69
Net increase in cash, cash equivalents and restricted cash	1,499	38,024
Cash, cash equivalents and restricted cash, beginning of year	103,601	59,974
Cash, cash equivalents and restricted cash, end of period	$105,100	$97,998
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,556	$2,951
Net cash paid for income taxes	$1,079	$1,729

See accompanying notes to unaudited condensed consolidated financial statements.

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries, including RMCO, LLC (“RMCO”), are referred to hereinafter as the “Company.”

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Balance Sheet at December 31, 2019, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2020 and the results of its operations and comprehensive income, cash flows and changes in its stockholders’ equity for the three months ended March 31, 2020 and 2019. Interim results may not be indicative of full-year performance.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report on Form 10-K”). Please refer to that document for a fuller discussion of all significant accounting policies.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company generates the substantial majority of its revenue from contracts with customers. The Company’s major streams of revenue are:

●	Continuing franchise fees, which are fixed contractual fees paid monthly by regional franchise owners and franchisees based on the number of RE/MAX agents in the respective franchised region or office and the number of Motto offices.
●	Annual dues, which are fees charged directly to RE/MAX agents.
●	Broker fees, which are fees paid on real estate commissions when a RE/MAX agent assists a consumer to buy or sell a home.
●	Marketing Funds fees, which are fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents in the respective franchised region or office or the number of Motto offices.

●	Franchise sales and other franchise revenue, which consist of fees from initial sales of RE/MAX and Motto franchises, renewals of RE/MAX franchises, master franchise fees, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs.

Annual Dues

The activity in the Company’s deferred revenue for annual dues is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets, and consists of the following in aggregate (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Three months ended March 31, 2020	$15,982	$9,895	$(8,921)	$16,956
(a)	Revenue recognized related to the beginning balance was $6.8 million for the three months ended March 31, 2020.

Franchise Sales

The activity in the Company’s franchise sales deferred revenue accounts consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Three months ended March 31, 2020	$25,884	$2,154	$(2,647)	$25,391
(a)	Revenue recognized related to the beginning balance was $2.5 million for the three months ended March 31, 2020.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at	Expense	Additions to contract	Balance at end
	beginning of period	recognized	cost for new activity	of period
Three months ended March 31, 2020	$3,578	$(367)	$444	$3,655

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area (in thousands):

	Three Months Ended March 31,
	2020	2019
U.S.	$41,109	$41,735
Canada	5,310	5,349
Global	3,486	2,740
Total RE/MAX Franchising	49,905	49,824
U.S.	15,651	16,672
Canada	1,655	1,885
Global	216	215
Total Marketing Funds	17,522	18,772
Motto Franchising (a)	1,458	959
Other	1,387	1,623
Total	$70,272	$71,178
(a)	Revenue from the Motto Franchising segment is derived exclusively within the U.S.

In the following table, segment revenue is disaggregated by Company-owned or independent regions in the U.S., Canada and Global (in thousands):

	Three Months Ended March 31,
	2020	2019
Company-owned Regions	$29,244	$30,018
Independent Regions	10,794	10,923
Global and Other	9,867	8,883
Total RE/MAX Franchising	49,905	49,824
Marketing Funds	17,522	18,772
Motto Franchising	1,458	959
Other	1,387	1,623
Total	$70,272	$71,178

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remaining 9 months of 2020	2021	2022	2023	2024	2025	Thereafter	Total
Annual dues	$15,665	$1,291	$—	$—	$—	$—	$—	$16,956
Franchise sales	5,437	6,088	4,673	3,215	1,925	992	3,061	25,391
Total	$21,102	$7,379	$4,673	$3,215	$1,925	$992	$3,061	$42,347

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$80,905	$83,001
Restricted cash	24,195	20,600
Total cash, cash equivalents and restricted cash	$105,100	$103,601

Services Provided to the Marketing Funds by RE/MAX Franchising

RE/MAX Franchising charges the Marketing Funds for various services it performs. These services are primarily comprised of (a) building and maintaining agent marketing technology, including customer relationship management tools, the www.remax.com website, agent and office websites, and mobile apps, (b) dedicated employees focused on marketing campaigns, and (c) various administrative services including customer support of technology, accounting and legal. Because these costs are ultimately paid by the Marketing Funds, they do not impact the net income of Holdings as the Marketing Funds have no reported net income.

Costs charged from RE/MAX Franchising to the Marketing Funds are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Technology development - operating	$2,971	$965
Technology development - capital	644	935
Marketing staff and administrative services	1,228	1,025
Total	$4,843	$2,925

Leases

The Company leases corporate offices, a distribution center, billboards and certain equipment. As all franchisees are independently owned and operated, there are no leases recognized for any offices used by the Company’s franchisees. All the Company’s material leases are classified as operating leases.

The Company acts as the lessor for four sublease agreements on its corporate headquarters, consisting solely of operating leases. Sublease income was $0.4 million for each of the three months ended March 31, 2020 and 2019.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in the software licensing arrangements under the internal-use software guidance. ASU 2018-15 also clarifies that any capitalized costs should not be recorded to “Depreciation and amortization” in the Consolidated Statements of Income. The Company adopted this standard effective January 1, 2020 prospectively to all new implementation costs incurred after adoption. The amendments of ASU 2018-15 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which eliminates certain disclosure requirements for fair value measurements and requires new or modified disclosures. ASU 2018-13 became effective for the Company on January 1, 2020. This new guidance was applied on a prospective basis. The amendments of ASU 2018-13 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires earlier recognition of credit losses on loans, held-to-maturity securities, and certain other financial assets. ASU 2016-13 replaces the current incurred loss model with a model requiring entities to estimate expected credit losses over the life of the financial instrument based on both historical information as well as reasonable and supportable forecasts. The FASB requires entities to use a modified retrospective transition approach, in which an adjustment is made to beginning retained earnings for the cumulative effect of adopting the standard. ASU 2016-13 became effective for the Company on January 1, 2020. The standard had an immaterial effect on the Company’s credit losses at transition and no adjustment to retained earnings was required. All periods presented for comparative purposes prior to the adoption date of this standard were not adjusted.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The new guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. The relief is temporary and only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company believes the amendments of ASU 2020-04 will not have a significant impact on the Company’s consolidated financial statements and related disclosures as the Company does not currently engage in interest rate hedging of its LIBOR based debt, nor does it believe it has any material contracts tied to LIBOR other than its debt agreement.

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	March 31, 2020		December 31, 2019
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.9%	12,559,600	41.3%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,123,963	59.1%	17,838,233	58.7%
Total common units in RMCO	30,683,563	100.0%	30,397,833	100.0%

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

	Three Months Ended March 31,
	2020			2019
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	58.9%	41.1%	100.0%	58.6%	41.4%	100.0%
Income before provision for income taxes(a)	$5,552	$3,528	$9,080	$5,958	$4,207	$10,165
Provision for income taxes(b)(c)	(2,921)	(869)	(3,790)	(1,549)	(359)	(1,908)
Net income	$2,631	$2,659	$5,290	$4,409	$3,848	$8,257

(a)	The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between Holdings and the non-controlling interest due to (i) certain relatively insignificant expenses and (ii) the gain on reduction in TRA liability in 2020 attributable only to Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, related primarily to tax liabilities in certain foreign jurisdictions. In the three months ended March 31, 2020, the provision for income taxes attributable to Holdings also includes a decrease in the value of deferred tax assets. See Note 10, Income Taxes for additional information.
(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes related primarily to tax liabilities in certain foreign jurisdictions directly incurred by RMCO or its subsidiaries. Otherwise, because RMCO is a pass-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

f$
	Three Months Ended
	March 31,
	2020	2019
Tax and other distributions	$14	$55
Dividend distributions	2,763	2,638
Total distributions to non-controlling unitholders	$2,777	$2,693

4. Earnings Per Share and Dividends

Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended March 31,
	2020	2019
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$2,631	$4,409
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,974,264	17,775,381
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,974,264	17,775,381
Add dilutive effect of the following:
Restricted stock units	59,367	42,239
Weighted average shares of Class A common stock outstanding, diluted	18,033,631	17,817,620
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.15	$0.25
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.15	$0.25

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Three Months Ended March 31,
	2020				2019
Quarter end declared	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders
March 31	March 18, 2020	$0.22	$3,986	$2,763	March 20, 2019	$0.21	$3,740	$2,638

On May 5, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share on all outstanding shares of Class A common stock, which is payable on June 2, 2020 to stockholders of record at the close of business on May 19, 2020.

5. Acquisitions

First

On December 16, 2019, the Company acquired First Leads, Inc. (“First”) for $15 million in cash generated from operations. First provides a mobile app that leverages data science, machine learning and human interaction to help real estate professionals better leverage the value of their personal network and was acquired to complement the Company’s technology offerings and booj Platform.

Marketing Funds

On January 1, 2019, the Company acquired all of the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger, for a nominal amount. As in the past, the Marketing Funds are contractually obligated to use the funds collected to support both regional and pan-regional marketing campaigns designed to build and maintain brand awareness and to support the Company’s agent marketing technology. The acquisitions of the Marketing Funds were part of the Company’s succession plan, and ownership of the Marketing Funds by the franchisor is a common structure. Expenses incurred with the acquisition of the Marketing Funds were not material.

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

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of March 31, 2020			As of December 31, 2019
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$180,867	$(97,066)	$83,801	$180,867	$(93,197)	$87,670
Other intangible assets:
Software (a)	4.0	$36,205	$(11,506)	$24,699	$36,680	$(9,653)	$27,027
Trademarks	9.0	2,014	(1,093)	921	1,904	(1,037)	867
Non-compete agreements	4.5	3,700	(1,857)	1,843	3,700	(1,546)	2,154
Training materials	5.0	2,400	(760)	1,640	2,400	(640)	1,760
Other	3.8	810	(359)	451	800	(293)	507
Total other intangible assets	4.4	$45,129	$(15,575)	$29,554	$45,484	$(13,169)	$32,315
(a)	As of March 31, 2020 and December 31, 2019, capitalized software development costs of $5.3 million and $10.5 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense for the three months ended March 31, 2020 and 2019 was $5.9 million and $5.2 million, respectively.

The estimated future amortization expense for the next five years related to intangible assets is as follows (in thousands):

As of March 31, 2020:
Remainder of 2020	$17,557
2021	25,941
2022	19,323
2023	15,192
2024	12,795
$90,808

The following table presents changes to goodwill (in thousands), by segment:

	RE/MAX Franchising	Motto Franchising	Total
Balance, January 1, 2020	$147,238	$11,800	$159,038
Goodwill recognized related to acquisitions(a)	2,927	—	2,927
Effect of changes in foreign currency exchange rates	(267)	—	(267)
Balance, March 31, 2020	$149,898	$11,800	$161,698
(a)	The purpose of the First acquisition is to deliver technology solutions to RE/MAX franchisees and agents. As such, the Company allocated the goodwill arising from this acquisition to RE/MAX Franchising. The change in goodwill relates to updates to the initial purchase price allocation.

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Marketing Funds (a)	$42,253	$39,672
Accrued payroll and related employee costs	2,749	11,900
Accrued taxes	1,779	2,451
Accrued professional fees	1,972	2,047
Other	3,590	4,093
	$52,343	$60,163
(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information.

8. Debt

Debt, net of current portion, consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Senior Secured Credit Facility	$226,775	$227,363
Other long-term financing(a)	290	362
Less unamortized debt issuance costs	(1,107)	(1,182)
Less unamortized debt discount costs	(808)	(862)
Less current portion(a)	(2,628)	(2,648)
	$222,522	$223,033
(a)	Includes financing assumed with the acquisition of booj. As of March 31, 2020, the carrying value of this financing approximates the fair value.

Maturities of debt are as follows (in thousands):

Three Months Ended March 31, 2020
Remainder of 2020	$1,988
2021	2,414
2022	2,350
2023	220,313
$227,065

Senior Secured Credit Facility

In July 2013, the Company entered into a credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.” In December 2016, the 2013 Senior Secured Credit Facility was amended and restated, referred to herein as the “Senior Secured Credit Facility.” The Senior Secured Credit Facility consists of a $235.0 million term loan facility which matures on December 15, 2023 and a $10.0 million revolving loan facility for which any loans outstanding must be repaid on December 15, 2021. As of March 31, 2020, the Company had no revolving loans outstanding under its Senior Secured Credit Facility. As of March 31, 2020, the interest rate on the term loan facility was 3.74%.

9. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the 2019 Annual Report on Form 10-K.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of March 31, 2020				As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$4,500	$—	$—	$4,500	$5,005	$—	$—	$5,005

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 40 and 80 franchises sold annually, with a weighted average of 70. The model also assumes a discount rate of approximately 15%. A 10% reduction in the number of franchise sales would decrease the liability by $0.2 million. A 1% change to the discount rate applied to the forecast would change the liability by approximately $0.2 million. The Company measures this liability each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income and recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The table below presents a reconciliation of this liability (in thousands):

Balance at January 1, 2020	5,005
Fair value adjustments	(505)
Balance at March 31, 2020	$4,500

The following table summarizes the carrying value and fair value of the Senior Secured Credit Facility (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$224,860	$192,759	$225,319	$227,363

10. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income is based on an estimate of the Company’s year to date actual effective income tax rate.

The Company has determined that it is unable to reliably estimate its annual effective tax rate to apply to its income for the quarter, as described in ASC 740. Therefore, the Company has elected to record its tax provision for the quarter ended using its actual effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted which includes significant changes to the U.S. Corporate tax system. The Company will continue to evaluate tax planning opportunities as well as monitor any changes that might be contained in the final regulations related to the TCJA. Such remaining final regulations are expected in 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted which includes several significant business tax provisions. The Company has recognized the effect of this change in tax law during the current quarter which was not significant. The CARES Act provides a five-year carryback of net operating losses generated in tax years beginning after December 31, 2017 and before January 1, 2020. Based upon this change in law, any 2020 tax loss, if realized will be able to be carried back five years.

11. Equity-Based Compensation

Employee equity-based compensation expense, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Expense from time-based awards (a)	$2,137	$2,112
Expense from performance-based awards (a)(b)	81	1,101
Expense from bonus to be settled in shares (c)	—	898
Equity-based compensation capitalized (a)	(32)	(60)
Equity-based compensation expense	$2,186	$4,051
(a)	Includes expense recognized and costs capitalized in connection with the awards granted to booj employees and former owners at the time of acquisition.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. The Company granted certain performance awards to booj employees that vested in 2019 and therefore have no comparable amounts in 2020.
(c)	In 2019, the Company revised its annual bonus plan so that a portion of the bonus for most employees would be settled in shares if the Company met certain performance metrics. The Company eliminated the 2020 corporate bonus as part of cost savings measures in connection with the COVID-19 pandemic.

Time-based Restricted Stock Units

The following table summarizes equity-based compensation activity related to time-based restricted stock units (“RSUs”):

	RSUs	Weighted average grant date fair value per share
Balance, January 1, 2020	455,452	$46.15
Granted	295,437	$29.16
Shares vested (including tax withholding) (a)	(163,028)	$45.58
Forfeited	(2,711)	$42.08
Balance, March 31, 2020	585,150	$37.75
(a)	Pursuant to the terms of the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At March 31, 2020, there was $18.9 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.2 years for time-based restricted stock units.

Performance-based Restricted Stock Units

The following table summarizes equity-based compensation activity related to performance-based restricted stock units (“PSUs”):

	PSUs	Weighted average grant date fair value per share
Balance, January 1, 2020	139,964	$45.31
Granted (a)	203,202	$28.29
Shares vested	(6,331)	$38.49
Forfeited	(4,034)	$43.95
Balance, March 31, 2020	332,801	$35.07
(a)	Represents the total participant target award.

At March 31, 2020, there was $3.7 million of total unrecognized PSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years for PSUs.

12. Commitments and Contingencies

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

13. Segment Information

The Company operates under the following four operating segments: RE/MAX Franchising, Motto Franchising, Marketing Funds and booj. Due to quantitative insignificance, the booj operating segment does not meet the criteria of a reportable segment and is included in “Other”. Motto Franchising does not meet the quantitative significance test; however, management has chosen to report results for the segment as it believes it will be a key driver of future success for Holdings. Management evaluates the operating results of its segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in the Company’s 2019 Annual Report on Form 10-K.

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended March 31,
	2020	2019
Continuing franchise fees	$22,877	$24,117
Annual dues	8,921	8,854
Broker fees	9,444	8,588
Franchise sales and other revenue	8,663	8,265
Total RE/MAX Franchising	49,905	49,824
Continuing franchise fees	1,266	839
Franchise sales and other revenue	192	120
Total Motto Franchising	1,458	959
Marketing Funds fees	17,522	18,772
Other	1,387	1,623
Total revenue	$70,272	$71,178

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA: RE/MAX Franchising	$20,731	$24,144
Adjusted EBITDA: Motto Franchising	(578)	(741)
Adjusted EBITDA: Other	(614)	(413)
Adjusted EBITDA: Consolidated	19,539	22,990
Gain (loss) on sale or disposition of assets	11	(379)
Equity-based compensation expense	(2,186)	(4,051)
Acquisition-related expense (a)	(566)	(72)
Gain on reduction in tax receivable agreement liability	500	—
Fair value adjustments to contingent consideration (b)	505	70
Interest income	269	320
Interest expense	(2,682)	(3,155)
Depreciation and amortization	(6,310)	(5,558)
Income before provision for income taxes	$9,080	$10,165
(a)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(b)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 9, Fair Value Measurements for additional information.

(a)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements (“financial statements”) and accompanying notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our most recent Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report on Form 10-K”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; the impact of the global coronavirus (COVID-19) pandemic on our results of operations, financial condition and business, including agent count, revenues, expenses, operations, goodwill, income taxes and allowance for doubtful accounts; support that we are offering to our franchisees, its effectiveness, and the implication of this support (or future changes in support) to our revenue; our ability and our franchisees ability to successfully operate through challenging conditions; our business model, revenue streams, cost structure, balance sheet, and financial flexibility; management of expenses and capital expenditures in response to the impacts of the COVID-19 pandemic, including the amounts and timing of anticipated reductions; revenue; operating expenses; financial outlook; our plans regarding dividends; non-GAAP financial measures; housing and mortgage market condition and trends; economic and demographic trends; competition; the anticipated benefits of the development and release of booj technology and other technology initiatives; our anticipated sources and uses of liquidity including for potential reacquisitions of Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary business, services and technologies; our strategic and operating plans and business models including our plans to re-invest in our business; and our Board of Directors and management structure.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily accurately indicate the times at which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materiality from those expressed in or suggested by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2019 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not intend, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The results of operations discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are those of RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries, including RMCO, LLC and its consolidated subsidiaries (“RMCO”), collectively, the “Company,” “we,” “our” or “us.”

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

Impacts of COVID-19

In January 2020, the World Health Organization (“WHO”) declared the novel coronavirus disease (“COVID-19”) a Public Health Emergency of International Concern. On March 11, 2020, the WHO characterized COVID-19 as a pandemic.

Revenue impacts

Although we entered 2020 with momentum alongside a strong housing market in the U.S., the rapidly evolving COVID-19 pandemic increasingly impacted our industry and operations. Beginning in March 2020 and continuing into the second quarter, factors such as social distancing, governmental stay-at-home orders, variances in whether real estate was designated as an essential service, and growing health and economic concerns from the COVID-19 pandemic began slowing the amount of homebuying, selling and borrowing activity typical for that point in the year. The COVID-19 pandemic has impacted agents, loan originators, franchisees and employees, as well as home buyers and sellers more generally and began to more significantly impact our industry and operations at the end of the first quarter. We typically experience net agent count growth in the U.S. and Canada alongside the housing spring selling season. This trend generally starts in the latter half of February or in March and continues through the second quarter. Contemporaneous with the advancement of the COVID-19 pandemic, our net U.S. and Canada agent growth slowed in March 2020 and turned negative in April. We expect agent recruiting and retention efforts to be challenged in the second quarter of 2020.

In response to the COVID-19 pandemic, we have offered our RE/MAX franchisees in Company-owned regions in the U.S. and Canada and our Motto Mortgage franchisees financial relief options to support their businesses. For franchisees that have paid current amounts due in accordance with existing payment terms, we are providing them with one of two options:

	RE/MAX Franchising
	Company-owned Regions	Global Regions	Motto Franchising
Option 1 - Waiver	A waiver of 50% of April and May Continuing franchise fees and Marketing Funds fees	A waiver of 50% of April and May Continuing franchise fees and Marketing Funds fees	A waiver of 50% of May and June Continuing franchise fees and Marketing Funds fees
Opt-in % for Month 1 (1)	85%	59%	46%(2)
Option 2 - Deferral

A deferral of 100% of April and May Continuing franchise fees and Marketing Funds fees, with repayment of these deferred amounts, with no interest, through a 1% increase in Broker fees for each month deferred, recovered as transactions occur in franchisees’ offices

		A deferral of 100% of April and May Continuing franchise fees and Marketing Funds fees, with repayment of these deferred amounts, with no interest, in 6 equal installments beginning in July	A deferral of 100% of May and June monthly Continuing franchise fees and Marketing Funds fees, with repayment of these deferred amounts, with no interest beginning in September 2020
Opt-in % for Month 1 (1)	4%	34%	2%(2)
(1)	This percentage represents the proportion of (a) agents of franchisees that have opted-in for the RE/MAX Franchising segment or (b) of the number of offices for the Motto Mortgage segment that have opted-in for each financial relief option for Month 1.
(2)	These are preliminary participation rates as the initial opt-in period for Motto Mortgage is open until mid-May 2020.

Independent regions in the U.S. and Canada are offering relief to their direct franchisees as well, with some similarity to the programs offered by the Company.

The Company expects significant reductions in revenue in the second quarter of 2020 from both these financial support programs coupled with reductions in home sale transactions due to the economic slowdown. Specific to the financial support programs, the waiver will reduce Continuing franchise fee and Marketing Funds fee revenue by 50% for those that participate, and the deferral program will defer recognition of revenue to later periods when home sale transactions occur.

Expense and operational impacts

We are also implementing a cost mitigation plan to reduce second quarter non-Marketing Funds expenses by approximately $6.0 million to $7.0 million and Marketing Funds expenses by approximately $5.0 million to $5.5 million. Anticipated cost savings include the elimination of the 2020 corporate bonus, the temporary suspension of the

401(k) match, travel and events, and the implementation of a hiring freeze. The aforementioned cost savings include between $1.0 million and $2.0 million in equity-based compensation expense and exclude any additional increases to bad debt expense. We also expect the Marketing Funds to reduce expenses during the second quarter. The Marketing Funds are subsidiaries that collect fees, the use of which is restricted per the terms of the franchise agreements. We plan to defer approximately $2.3 million to $2.8 million of capital expenditures originally expected to be incurred during the second quarter.

Since mid-March, virtually all of our employees have been working from home. Due to prior investments, this transition to working from home caused minimal disruption to our business operations. As part of our business continuity plans, we are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions.

Financial and Operational Highlights –Three Months Ended March 31, 2020

(Compared to the three months ended March 31, 2019, unless otherwise noted)

●	Total agent count grew by 5.0% to 131,816 agents.
●	U.S. and Canada combined agent count increased 0.2% to 84,191 agents.
●	Total open Motto Mortgage offices increased to 118 offices.
●	Revenue of $70.3 million, down 1.3% from the prior year.
●	Net income attributable to RE/MAX Holdings, Inc. of $2.6 million.
●	Adjusted EBITDA of $19.5 million and Adjusted EBITDA margin of 27.8%.
●	Deployed an enhanced consumer facing app and www.remax.com experience.

The impacts of the COVID-19 pandemic began to impact our business at the end of the first quarter. In the U.S. and Canada, many transactions initiated earlier in the first quarter or at the beginning of the health crisis were able to close, which contributed to relatively strong March housing statistics. During the first quarter, total revenue was $70.3 million, up almost 1%, excluding the Marketing Funds and was virtually flat on an organic basis. Adjusted EBITDA was $19.5 million for the first quarter of 2020, a decrease of $3.5 million or 15.0% from the first quarter of 2019.

Our 100% franchised business model, primarily recurring revenue streams and strong balance sheet provide financial flexibility to navigate challenging times like these. Importantly, we are not planning to reduce our investments in technology. We have continued to see positive reaction from our network subsequent to the deployment of proprietary technologies including the new First app, a new consumer-facing app, and an enhanced www.remax.com experience that were both deployed to our affiliates during the first quarter. Our capital allocation priorities currently remain unchanged, and we remain focused on positioning our Company for both short-term and long-term success.

Selected Operating and Financial Highlights

For comparability purposes, the following tables set forth our agent count, Motto open offices, franchise sales and results of operations for the periods presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our agent count for the periods ended April 30, 2020 and April 30, 2019. The period-to-period comparison of agent count, Motto open offices, franchise sales and financial results is not necessarily indicative of future performance.

2
	April 30,		March 31,
	2020	2019	2020	2019
Total agent count growth	4.0%	3.7%	5.0%	3.9%

Agent Count:
U.S.	62,017	62,709	62,668	62,664
Canada	21,357	21,360	21,523	21,367
U.S. and Canada Total	83,374	84,069	84,191	84,031
Outside U.S. and Canada	47,760	41,989	47,625	41,501
Network-wide agent count	131,134	126,058	131,816	125,532

Motto open offices (2)	122	90	118	88

			Three Months Ended March 31,
			2020	2019
RE/MAX franchise sales (1)			188	132
Motto franchise sales (2)			8	10
(1)	Includes franchise sales in the U.S., Canada and global regions.
(2)	Excludes virtual offices and branchises.

	Three Months Ended March 31,
	2020	2019
Total revenue	$70,272	$71,178
Total selling, operating and administrative expenses	$34,677	$33,903
Operating income	$11,763	$12,945
Net income attributable to RE/MAX Holdings, Inc.	$2,631	$4,409
Adjusted EBITDA (1)	$19,539	$22,990
Adjusted EBITDA margin (1)	27.8%	32.3%
(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2020	2019	$	%
Revenue:
Continuing franchise fees	$24,143	$24,956	$(813)	(3.3)%
Annual dues	8,921	8,854	67	0.8%
Broker fees	9,444	8,588	856	10.0%
Marketing Funds fees	17,522	18,772	(1,250)	(6.7)%
Franchise sales and other revenue	10,242	10,008	234	2.3%
Total revenue	$70,272	$71,178	$(906)	(1.3)%

Consolidated revenue decreased primarily due to agent recruiting initiatives that reduced both Continuing franchise fees and Marketing Funds fees, partially offset by an increase in Broker fees and growth of Motto.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to previously announced recruiting initiatives which waived Continuing franchise fees for a limited period of time partially offset by Motto expansion and global agent count increases.

Broker Fees

Revenue from broker fees increased primarily due to rising home prices and higher total transactions per agent.

Marketing Funds fees

Revenue from the Marketing Funds fees decreased primarily due to previously announced recruiting initiatives which waived Marketing Funds fees for a limited period of time.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to accelerated recognition of deferred revenue in relation to certain global franchise terminations and increased revenue from our annual conventions, partially offset by continued attrition of booj’s legacy customer base.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2020	2019	$	%
Operating expenses:
Selling, operating and administrative expenses	$34,677	$33,903	$(774)	(2.3)%
Marketing Funds expenses	17,522	18,772	1,250	6.7%
Depreciation and amortization	6,310	5,558	(752)	(13.5)%
Total operating expenses	$58,509	$58,233	$(276)	(0.5)%
Percent of revenue	83.3%	81.8%

Selling, operating and administrative expenses consists of personnel costs, professional fee expenses, lease costs and other expenses. Other expenses within selling, operating and administrative expenses include certain marketing and production costs that are not paid by the Marketing Funds, including travel and entertainment costs, and costs associated with our annual conventions in the U.S. and other events and technology services.

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2020	2019	$	%
Selling, operating and administrative expenses:
Personnel	$16,260	$17,455	$1,195	6.8%
Professional fees	3,128	2,528	(600)	(23.7)%
Lease costs	2,238	2,224	(14)	(0.6)%
Other	13,051	11,696	(1,355)	(11.6)%
Total selling, operating and administrative expenses	$34,677	$33,903	$(774)	(2.3)%
Percent of revenue	49.3%	47.6%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel costs decreased primarily due to lower equity-based compensation expense of $1.9 million (See Note 11, Equity-Based Compensation) and the elimination of the 2020 corporate bonus, partially offset by increased headcount from the First acquisition and an increase in investments in technology.
●	Professional fees increased primarily due to an increase in legal fees related to the Moehrl/Sitzer suits (See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q).
●	Other selling, operating and administrative expenses increased primarily due to an increase in bad debt expense driven by increasing our bad debt allowance for receivables in light of COVID-19. Also contributing was an increase in property tax expense (driven by an increase in the assessed value of our corporate headquarters), partially offset by fair value adjustments of our contingent consideration liability (See Note 9, Fair Value Measurements).

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to placing the booj Platform in service and amortization of the technology from the acquisition of First.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2020	2019	$	%
Other expenses, net:
Interest expense	$(2,682)	$(3,155)	$473	15.0%
Interest income	269	320	(51)	(15.9)%
Foreign currency transaction gains (losses)	(270)	55	(325)	(590.9)%
Total other expenses, net	$(2,683)	$(2,780)	$97	3.5%
Percent of revenue	3.8%	3.9%

Other expenses, net decreased primarily due to a decrease in interest expense as a result of decreasing interest rates on our Senior Secured Credit Facility and a change in foreign currency transaction gains (losses) due to declines in the value of the Canadian dollar against the U.S. dollar.

Provision for Income Taxes

Our effective income tax rate increased to 41.7% from 18.8% for the three months ended March 31, 2020 and 2019, respectively, primarily due to (a) nonrecurring taxes arising from the conversion of First to a pass-through entity (which is expected to provide long-term benefits), and (b) an increase in non-creditable foreign taxes and the loss of certain foreign intangible deductions resulting from an estimated decrease in taxable income in 2020.

Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 10, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $19.5 million for the three months ended March 31, 2020, a decrease of $3.5 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to increases in bad debt expense and legal fees, and incremental net expenses from the First acquisition partially offset by lower bonus expense as compared to the prior year due to the elimination of the corporate bonus in response to the COVID-19 pandemic.

Non-GAAP Financial Measures

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. GAAP, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: gain or loss on sale or disposition of assets and sublease, equity-based compensation expense, acquisition-related expense, gain on reduction in tax receivable agreement (“TRA”) liability, expense or income related to changes in the estimated fair value measurement of contingent consideration and other non-recurring items.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the TRAs;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income is set forth in the following table (in thousands):

	March 31,
	2020	2019
Net income	$5,290	$8,257
Depreciation and amortization	6,310	5,558
Interest expense	2,682	3,155
Interest income	(269)	(320)
Provision for income taxes	3,790	1,908
EBITDA	17,803	18,558
(Gain) loss on sale or disposition of assets	(11)	379
Equity-based compensation expense	2,186	4,051
Acquisition-related expense (1)	566	72
Gain on reduction in tax receivable agreement liability	(500)	—
Fair value adjustments to contingent consideration (2)	(505)	(70)
Adjusted EBITDA	$19,539	$22,990
(1)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(2)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 9, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our agent base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by a number of factors including agents in the RE/MAX network, particularly in Company-owned Regions. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues, including any declines in continuing franchise fees driven by the Company’s waiver and deferral programs offered in response to COVID-19, as well as potentially significant declines in broker fee revenue due to “shelter in place” orders across many states and internationally, which will reduce home sales;
(ii)	payment of selling, operating and administrative expenses;
(iii)	investments in technology and Motto;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments and related interest payments on our Senior Secured Credit Facility;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company; and
(ix)	payments to the TRA parties pursuant to the TRAs.

We have satisfied these needs primarily through our existing cash balances, cash generated by our operations and funds available under our Senior Secured Credit Facility.

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides to RE/MAX, LLC $235.0 million in term loans and a $10.0 million revolving facility. Borrowings under the term loans and revolving loans accrue interest, at London Interbank Offered Rate (“LIBOR”), provided LIBOR shall be no less than 0.75% plus an applicable margin of 2.75%. As of March 31, 2020, the interest rate on the term loan facility was 3.74%. As of March 31, 2020, RE/MAX, LLC had $224.9 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility. As of May 6, 2020, the Company has not borrowed any additional term loans under its Senior Secured Credit Facility. If the Company had any loan or other amounts outstanding under the revolving facility, the Senior Secured Credit Facility would require compliance with a leverage ratio and an interest coverage ratio as defined in the Senior Secured Credit Facility at the end of each calendar quarter on a trailing twelve-month basis. As of May 6, 2020, no loans or other amounts were outstanding under the revolving facility, and therefore, the Company is not currently subject to the leverage ratio and the interest coverage ratio. See our 2019 Annual Report on Form 10-K for more information.

The Senior Secured Credit Facility requires RE/MAX, LLC, among other requirements, to repay term loans and reduce revolving commitments with 50% of excess cash flow (as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s total leverage ratio as defined in the Senior Secured Credit Facility is in excess of 3.25:1. If the total leverage ratio as of the last day of such fiscal year is less than 3.25:1 but above 2.75:1, the repayment percentage is 25% of excess cash flow and if the total leverage ratio as of the last day of such fiscal year is less than 2.75:1, no repayment from excess cash flow is required. Any such payment would be due no later than March 31, 2021. As of March 31, 2020, the aforementioned leverage ratio for RE/MAX LLC on a trailing twelve-month basis is less than 2.0:1. We are closely monitoring the potential impact of this provision.

As needs arise, we may seek additional financing in the public capital markets. On October 15, 2019 we filed a registration statement on Form S-3 (“shelf registration”) allowing for the sale of up to $400 million in additional financing. The SEC declared the shelf registration effective on December 30, 2019.

Sources and Uses of Cash

As of March 31, 2020 and December 31, 2019, we had $80.9 million and $83.0 million, respectively, of cash and cash equivalents, of which approximately $0.5 million and $1.1 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Cash provided by (used in):
Operating activities	$13,649	$22,441	$(8,792)
Investing activities	(1,965)	23,355	(25,320)
Financing activities	(9,980)	(7,841)	(2,139)
Effect of exchange rate changes on cash	(205)	69	(274)
Net change in cash, cash equivalents and restricted cash	$1,499	$38,024	$(36,525)

Operating Activities

Cash provided by operating activities decreased primarily as a result of:

●	a decrease in Adjusted EBITDA of $3.5 million;
●	payment of certain employee related accruals of $5.9 million; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2020 the change in cash (used in) provided by investing activities was primarily the result of restricted cash acquired in connection with the acquisition of the Marketing Funds during 2019 and lower capitalizable investments in technology as compared to the prior year.

Financing Activities

During the three months ended March 31, 2020 cash used in financing activities increased primarily due to an increase in payments related to tax withholding for share-based compensation, primarily due to half of the corporate bonus being settled in stock, and an increase in dividends per Class A share and non-controlling unit to $0.22 per share/unit the first quarter of 2020 as compared to $0.21 per share/unit for the first quarter of 2019.

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, access to our revolving facility and incremental facilities under our Senior Secured Credit Facility available to support the needs of our business. As a result of the financial relief programs offered in response to near term revenue reductions due to COVID-19, we also implemented a cost mitigation plan to reduce second quarter non-Marketing Funds expenses by approximately $6.0 million to $7.0 million and Marketing Funds expenses by approximately $5.0 million to $5.5 million. Should additional liquidity needs arise, our recently filed shelf registration would permit access to public capital markets if such financing would be available.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $2.0 million and $3.9 million during the three months ended March 31, 2020 and 2019, respectively. These amounts primarily relate to investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. We plan to defer approximately $2.3 million to $2.8 million of capital expenditures originally expected to be incurred during the second quarter. Total capital expenditures for 2020 are expected to be between $13 million and $16 million as a result of increased investments in technology. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared and we paid quarterly cash dividends of $0.22 per share on all outstanding shares of Class A common stock during the first quarter of 2020, as disclosed in Note 4, Earnings Per Share and Dividends to the accompanying unaudited condensed consolidated financial statements. On May 5, 2020, our Board of Directors declared a quarterly cash dividend of $0.22 per share on all outstanding shares of Class A common stock, which is payable on June 2, 2020 to stockholders of record at the close of business on May 19, 2020. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$14	$55
Dividend distributions	2,763	2,638
Total distributions to RIHI	2,777	2,693
Payments pursuant to the TRAs	—	—
Total distributions to RIHI and TRA payments	$2,777	$2,693

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows. See Note 12, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of March 31, 2020.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.

Motto Franchising Goodwill

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

The Motto Franchising segment, which has a carrying value of goodwill as of March 31, 2020 of $11.8 million, is an early-stage business and its fair value is tied primarily to franchise sales over the next several years and the discount rate used in our discounted cash flow analysis. Failure to achieve targeted franchise sales (which are currently estimated at between 40 and 80 per year over the next 10 years) would likely result in an impairment of this goodwill balance. Given the COVID-19 pandemic, the Company’s relief options described above, and a small decrease in expected franchise sales in 2020, we updated our valuation of Motto Franchising as of March 31, 2020 but did not record any impairment. Forecasting of future results is very challenging at this time, and we will continue to closely monitor the performance of Motto throughout the remainder of 2020 in light of COVID-19.

Allowance for Doubtful Accounts

The Company records allowances against its accounts receivable balances for estimated probable losses.

Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables. The allowance for doubtful accounts is based primarily on historical experience and the credit quality of specific accounts, but also on general economic conditions. Estimating our allowance for doubtful accountings became more challenging as of March 31, 2020 given the COVID-10 pandemic. We placed more emphasis on current economic conditions and the impact they may have on amounts unpaid. As a result, we increased our allowances for both amounts billed for March and past due balances. It is unclear if this trend will continue, especially given that our waiver and deferral programs implemented in April both require all current month’s bills to be paid to participate. We expect these programs may somewhat mute the impact going forward but should the severity of the pandemic continue beyond the second quarter of 2020 or housing be slow to recover, we may need to further increase our allowance for doubtful accounts.

Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2019 Annual Report on Form 10-K for which there were no material changes, included:

●	Franchise Agreements and Other Intangible Assets
●	Purchase Accounting for Acquisitions
●	Income Tax Accounting
●	Deferred Tax Assets and TRA Liability
●	General Litigation Matters

New Accounting Pronouncements

There have been no new accounting pronouncements not yet effective that we believe have a significant impact, or potential significant impact, to our consolidated financial statements. See Note 2, Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements for additional information.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At March 31, 2020, $226.8 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of March 31, 2020, the interest rate was 3.74%. If LIBOR rises, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the three months ended March 31, 2020, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $0.2 million, respectively.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2020 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our first quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in litigation, claims and other proceedings relating to the conduct of our business, and the disclosures set forth in Note 12, Commitments and Contingencies relating to certain legal matters is incorporated herein by reference. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of our control including franchisees and independent agents, and employment law claims. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant time and resources from management. Although we do not believe any currently pending litigation will have a material adverse effect on our business, financial condition or operations, there are inherent uncertainties in litigation and other claims and regulatory proceedings and such pending matters could result in unexpected expenses and liabilities and might materially adversely affect our business, financial condition or operations, including our reputation.

Item 1A. Risk Factors

Due to developments relating to the global coronavirus (“COVID-19”) pandemic, the Company is supplementing the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission on February 21, 2020, to include the following risk factor under the heading “Risks Related to Our Business and Industry”.

The effects of the COVID-19 pandemic have caused and will likely continue to cause significant disruption to our normal business operations, and the severity and duration of these impacts on future financial performance and results of operations remain uncertain.

The recent outbreak of COVID-19, which has been declared a pandemic by the World Health Organization, has spread across the globe and is impacting economic activity worldwide. The pandemic poses significant risks to our business and our employees, franchisees, agents, and loan originators.

The COVID-19 pandemic has already negatively impacted our business and that of our franchisees. The pandemic poses the risk of an extended disruption to our business, that of our franchisees and other business partners, and housing and mortgage markets generally, due to the impact of the disease itself, actions intended to limit or slow its spread, and other factors. These include restrictions on travel or transportation, social distancing requirements, limitations on the size of gatherings, policies that ban or severely limit in-person showings of properties, closures of work facilities, schools, public buildings and businesses, cancellation of events, curtailing other activities, quarantines and lock-downs. Further, real estate and mortgage transactions may be delayed if ancillary services, such as home inspections and notarization are unavailable.

In addition, our results are tied to the residential real estate market. Disruptions to the economy related to the COVID-19 pandemic may cause a downturn in the residential real estate and mortgage markets and may cause other changes to the real estate and mortgage markets that may negatively impact our business. Such disruptions may include a downturn in economic conditions generally, declines in consumer confidence and spending, and tightening of credit or instability in the financial markets. These same factors may impair the ability of our franchisees to continue their operations and to pay the fees that are due to us under their franchise agreements. We have offered financial support to our franchisees during this time, but we are unable to estimate the effectiveness of that support or the ultimate effect of such support on our results of operations and financial condition.

Nearly all of the Company’s employees are currently working remotely and may continue to do so for an undetermined amount of time. This may impair the ability of the Company’s management team to successfully implement the Company’s business plans.

The duration and magnitude of the impact from the COVID-19 pandemic depends on future developments that cannot be predicted at this time. The Company has already experienced significant disruption to its business as a result of the COVID-19 pandemic and such disruptions may continue, particularly if ongoing mitigation actions by government authorities remain in place for a significant amount of time. Notwithstanding any mitigation actions we have initiated and expect to continue as the crisis is ongoing, sustained material revenue declines relating to this crisis could impact our financial condition, results of operations, stock price and ability to access the capital markets. Substantial declines in our profitability could trigger the excess cash flow requirements of our Senior Secured Credit Facility (described above in Item 2) requiring us to make incremental principal payments that would not otherwise be required.

The pandemic and any severe or long-term economic downturn in the housing market or long-term mitigation efforts by government authorities could heighten other important risks and uncertainties including, without limitation, (i) changes in the real estate market or interest rates and availability of financing for homebuyers, (ii) changes in business and economic activity in general, (iii) the Company’s ability to attract and retain quality franchisees, (iv) the Company’s franchisees’ ability to recruit and retain real estate agents and mortgage loan originators, (v) changes in laws and regulations, (vi) adverse legal interpretations of contractual provisions within our franchise agreements, (vii) the Company’s ability to enhance, market, and protect the RE/MAX and Motto Mortgage brands, (viii) the Company’s ability to implement its technology initiatives, (ix) fluctuations in foreign currency exchange rates, and (x) the Company’s ability to obtain any required additional financing in the future on acceptable terms or at all.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	May 6, 2020	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2020	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2020	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)