Form 10-Q
period 2020-06-30
RE/MAX Holdings, Inc.
filed 2020-08-06
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020.

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001, as of July 31, 2020 was 18,123,963 and 1, respectively.

		Page No.
	PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	3

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2020 and June 30, 2019	4

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2020 and June 30, 2019	5

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and June 30, 2019	6

	RE/MAX Holdings, Inc. Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and June 30, 2019	7

	RE/MAX Holdings, Inc. Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	37

Item 4.	Controls and Procedures	38

	PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

	SIGNATURES	42

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$84,545	$83,001
Restricted cash	14,752	20,600
Accounts and notes receivable, current portion, less allowances of $15,112 and $12,538, respectively	29,732	28,644
Income taxes receivable	639	896
Other current assets	9,773	9,638
Total current assets	139,441	142,779
Property and equipment, net of accumulated depreciation of $15,914 and $14,940, respectively	5,124	5,444
Operating lease right of use assets	48,787	51,129
Franchise agreements, net	79,933	87,670
Other intangible assets, net	27,628	32,315
Goodwill	161,814	159,038
Deferred tax assets, net	50,169	52,595
Income taxes receivable, net of current portion	1,690	1,690
Other assets, net of current portion	13,126	9,692
Total assets	$527,712	$542,352
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,225	$2,983
Accrued liabilities	44,442	60,163
Income taxes payable	8,210	6,854
Deferred revenue	25,362	25,663
Current portion of debt	2,566	2,648
Current portion of payable pursuant to tax receivable agreements	6,478	3,583
Operating lease liabilities	5,381	5,102
Total current liabilities	96,664	106,996
Debt, net of current portion	222,051	223,033
Payable pursuant to tax receivable agreements, net of current portion	30,745	33,640
Deferred tax liabilities, net	351	293
Deferred revenue, net of current portion	17,905	18,763
Operating lease liabilities, net of current portion	53,197	55,959
Other liabilities, net of current portion	4,642	5,292
Total liabilities	425,555	443,976
Commitments and contingencies (note 12)
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,123,963 and 17,838,233 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	473,451	466,945
Retained earnings	28,385	30,525
Accumulated other comprehensive income, net of tax	440	414
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	502,278	497,886
Non-controlling interest	(400,121)	(399,510)
Total stockholders' equity	102,157	98,376
Total liabilities and stockholders' equity	$527,712	$542,352

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Continuing franchise fees	$16,738	$24,894	$40,881	$49,850
Annual dues	8,745	8,819	17,666	17,673
Broker fees	10,426	13,459	19,870	22,047
Marketing Funds fees	11,765	18,060	29,287	36,832
Franchise sales and other revenue	4,533	6,149	14,775	16,157
Total revenue	52,207	71,381	122,479	142,559
Operating expenses:
Selling, operating and administrative expenses	25,348	25,710	60,025	59,613
Marketing Funds expenses	11,765	18,060	29,287	36,832
Depreciation and amortization	6,412	5,541	12,722	11,099
Total operating expenses	43,525	49,311	102,034	107,544
Operating income	8,682	22,070	20,445	35,015
Other expenses, net:
Interest expense	(2,187)	(3,154)	(4,869)	(6,309)
Interest income	34	342	303	662
Foreign currency transaction gains (losses)	101	61	(169)	116
Total other expenses, net	(2,052)	(2,751)	(4,735)	(5,531)
Income before provision for income taxes	6,630	19,319	15,710	29,484
Provision for income taxes	(706)	(3,186)	(4,496)	(5,094)
Net income	$5,924	$16,133	$11,214	$24,390
Less: net income attributable to non-controlling interest (note 3)	2,435	7,563	5,094	11,411
Net income attributable to RE/MAX Holdings, Inc.	$3,489	$8,570	$6,120	$12,979

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.19	$0.48	$0.34	$0.73
Diluted	$0.19	$0.48	$0.34	$0.73
Weighted average shares of Class A common stock outstanding
Basic	18,123,963	17,808,321	18,049,114	17,791,942
Diluted	18,146,886	17,833,958	18,090,259	17,825,880
Cash dividends declared per share of Class A common stock	$0.22	$0.21	$0.44	$0.42

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,924	$16,133	$11,214	$24,390
Change in cumulative translation adjustment	117	65	(113)	134
Other comprehensive income (loss), net of tax	117	65	(113)	134
Comprehensive income	6,041	16,198	11,101	24,524
Less: comprehensive income attributable to non-controlling interest	2,490	7,595	4,955	11,476
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$3,551	$8,603	$6,146	$13,048

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2020	17,838,233	$2	1	$—	$466,945	$30,525	$414	$(399,510)	$98,376
Net income	—	—	—	—	—	2,631	—	2,659	5,290
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,777)	(2,777)
Equity-based compensation expense and related dividend equivalents	368,375	—	—	—	5,962	(289)	—	—	5,673
Dividends to Class A common stockholders	—	—	—	—	—	(3,986)	—	—	(3,986)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(36)	(194)	(230)
Payroll taxes related to net settled restricted stock units	(82,645)	—	—	—	(2,268)	—	—	—	(2,268)
Balances, March 31, 2020	18,123,963	2	1	—	470,639	28,881	378	(399,822)	100,078
Net income	—	—	—	—	—	3,489	—	2,435	5,924
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,789)	(2,789)
Equity-based compensation expense and related dividend equivalents	—	—	—	—	2,812	—	—	—	2,812
Dividends to Class A common stockholders	—	—	—	—	—	(3,987)	—	—	(3,987)
Change in accumulated other comprehensive income	—	—	—	—	—	—	62	55	117
Other	—	—	—	—	—	2	—	—	2
Balances, June 30, 2020	18,123,963	$2	1	$—	$473,451	$28,385	$440	$(400,121)	$102,157

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2019	17,754,416	$2	1	$—	$460,101	$21,138	$328	$(402,294)	$79,275
Net income	—	—	—	—	—	4,409	—	3,848	8,257
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,693)	(2,693)
Equity-based compensation expense and related dividend equivalents	70,797	—	—	—	3,213	(42)	—	—	3,171
Dividends to Class A common stockholders	—	—	—	—	—	(3,740)	—	—	(3,740)
Change in accumulated other comprehensive income	—	—	—	—	—	—	36	33	69
Payroll taxes related to net settled restricted stock units	(17,265)	—	—	—	(713)	—	—	—	(713)
Balances, March 31, 2019	17,807,948	2	1	—	462,601	21,765	364	(401,106)	83,626
Net income	—	—	—	—	—	8,570	—	7,563	16,133
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,613)	(4,613)
Equity-based compensation expense and related dividend equivalents	1,740	—	—	—	182	(1)	—	—	181
Dividends to Class A common stockholders	—	—	—	—	—	(3,739)	—	—	(3,739)
Change in accumulated other comprehensive income	—	—	—	—	—	—	33	32	65
Payroll taxes related to net settled restricted stock units	(569)	—	—	—	(18)	—	—	—	(18)
Other	—	—	—	—	290	—	—	—	290
Balances, June 30, 2019	17,809,119	$2	1	$—	$463,055	$26,595	$397	$(398,124)	$91,925

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$11,214	$24,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,722	11,099
Bad debt expense	3,860	2,560
Equity-based compensation expense	4,933	5,847
Deferred income tax expense	1,099	2,521
Fair value adjustments to contingent consideration	(355)	345
Other, net	229	1,048
Changes in operating assets and liabilities	(17,379)	(14,827)
Net cash provided by operating activities	16,323	32,983
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(3,102)	(7,378)
Restricted cash acquired with the Marketing Funds acquisition	—	28,495
Other	—	(1,200)
Net cash (used in) provided by investing activities	(3,102)	19,917
Cash flows from financing activities:
Payments on debt	(1,322)	(1,311)
Distributions paid to non-controlling unitholders	(5,566)	(7,306)
Dividends and dividend equivalents paid to Class A common stockholders	(8,262)	(7,522)
Payments related to tax withholding for share-based compensation	(2,268)	(731)
Net cash used in financing activities	(17,418)	(16,870)
Effect of exchange rate changes on cash	(107)	109
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,304)	36,139
Cash, cash equivalents and restricted cash, beginning of year	103,601	59,974
Cash, cash equivalents and restricted cash, end of period	$99,297	$96,113
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,608	$5,948
Net cash paid for income taxes	$1,682	$3,885
Payments pursuant to tax receivable agreements	$—	$2,854

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Balance Sheet at December 31, 2019, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2020 and the results of its operations and comprehensive income, cash flows and changes in its stockholders’ equity for the three and six months ended June 30, 2020 and 2019. Interim results may not be indicative of full-year performance.

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

Annual Dues

The activity in the Company’s deferred revenue for annual dues is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets, and consists of the following in aggregate (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Six Months Ended June 30, 2020	$15,982	$18,072	$(17,666)	$16,388
(a)	Revenue recognized related to the beginning balance was $4.5 million and $11.2 million for the three and six months ended June 30, 2020, respectively.

Franchise Sales

The activity in the Company’s franchise sales deferred revenue accounts consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Six Months Ended June 30, 2020	$25,884	$3,758	$(4,909)	$24,733
(a)	Revenue recognized related to the beginning balance was $2.0 million and $4.6 million for the three and six months ended June 30, 2020, respectively.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at	Expense	Additions to contract	Balance at end
	beginning of period	recognized	cost for new activity	of period
Six Months Ended June 30, 2020	$3,578	$(711)	$740	$3,607

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S.	$31,420	$41,689	$72,529	$83,424
Canada	4,625	5,893	9,935	11,242
Global	2,326	2,803	5,812	5,543
Total RE/MAX Franchising	38,371	50,385	88,276	100,209
U.S.	10,596	16,381	26,247	33,053
Canada	1,015	1,500	2,670	3,385
Global	154	179	370	394
Total Marketing Funds	11,765	18,060	29,287	36,832
Motto Franchising (a)	1,070	1,030	2,528	1,989
Other	1,001	1,906	2,388	3,529
Total	$52,207	$71,381	$122,479	$142,559
(a)	Revenue from the Motto Franchising segment is derived exclusively within the U.S.

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions in the U.S., Canada and Global (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Company-Owned Regions	$29,365	$39,823	$64,406	$75,730
Independent Regions	7,780	8,671	16,565	16,772
Global and Other	1,226	1,891	7,305	7,707
Total RE/MAX Franchising	38,371	50,385	88,276	100,209
Marketing Funds	11,765	18,060	29,287	36,832
Motto Franchising	1,070	1,030	2,528	1,989
Other	1,001	1,906	2,388	3,529
Total	$52,207	$71,381	$122,479	$142,559

Certain items in the table above have been reclassified in the three and six months ended June 30, 2019 to conform with the current year presentation.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remaining 6 months of 2020	2021	2022	2023	2024	2025	Thereafter	Total
Annual dues	$12,258	$4,130	$—	$—	$—	$—	$—	$16,388
Franchise sales	3,631	6,274	4,894	3,464	2,178	1,109	3,183	24,733
Total	$15,889	$10,404	$4,894	$3,464	$2,178	$1,109	$3,183	$41,121

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$84,545	$83,001
Restricted cash	14,752	20,600
Total cash, cash equivalents and restricted cash	$99,297	$103,601

Services Provided to the Marketing Funds by RE/MAX Franchising

RE/MAX Franchising charges the Marketing Funds for various services it performs. These services primarily comprise (a) building and maintaining agent marketing technology, including customer relationship management tools, the remax.com website, agent, office and team websites, and mobile apps, (b) dedicated employees focused on marketing campaigns, and (c) various administrative services including customer support of technology, accounting and legal. Because these costs are ultimately paid by the Marketing Funds, they do not impact the net income of Holdings as the Marketing Funds have no reported net income.

Costs charged from RE/MAX Franchising to the Marketing Funds are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Technology development - operating	$3,722	$1,199	$6,693	$2,164
Technology development - capital	116	1,529	760	2,464
Marketing staff and administrative services	983	1,024	2,211	2,049
Total	$4,821	$3,752	$9,664	$6,677

Leases

The Company leases corporate offices, a distribution center, billboards and certain equipment. As all franchisees are independently owned and operated, there are no leases recognized for any offices used by the Company’s franchisees. All of the Company’s material leases are classified as operating leases.

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

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	June 30, 2020		December 31, 2019
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.9%	12,559,600	41.3%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,123,963	59.1%	17,838,233	58.7%
Total common units in RMCO	30,683,563	100.0%	30,397,833	100.0%

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

	Three Months Ended June 30,
	2020			2019
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.1%	40.9%	100.00%	58.6%	41.4%	100.0%
Income before provision for income taxes(a)	$3,895	$2,735	$6,630	$11,328	$7,991	$19,319
Provision for income taxes(b)(c)	(406)	(300)	(706)	(2,758)	(428)	(3,186)
Net income	$3,489	$2,435	$5,924	$8,570	$7,563	$16,133

	Six Months Ended June 30,
	2020			2019
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.0%	41.0%	100.0%	58.6%	41.4%	100.0%
Income before provision for income taxes(a)	$9,447	$6,263	$15,710	$17,286	$12,198	$29,484
Provision for income taxes(b)(c)	(3,327)	(1,169)	(4,496)	(4,307)	(787)	(5,094)
Net income	$6,120	$5,094	$11,214	$12,979	$11,411	$24,390
(a)	The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between Holdings and the non-controlling interest due to (i) certain relatively insignificant expenses and (ii) a gain on reduction in the tax receivable agreement liability attributable only to Holdings was recorded for the three months ended March 31, 2020 and subsequently removed for the three months ended June 30, 2020.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, related primarily to tax liabilities in certain foreign jurisdictions. For the six months ended June 30, 2020, the provision for income taxes attributable to Holdings also includes a decrease in the value of deferred tax assets. See Note 10, Income Taxes for additional information.
(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes related primarily to tax liabilities in certain foreign jurisdictions directly incurred by RMCO or its subsidiaries. Otherwise, because RMCO is a pass-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Tax and other distributions	$40	$2,031
Dividend distributions	5,526	5,275
Total distributions to non-controlling unitholders	$5,566	$7,306

4. Earnings Per Share and Dividends

Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$3,489	$8,570	$6,120	$12,979
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,123,963	17,808,321	18,049,114	17,791,942
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,123,963	17,808,321	18,049,114	17,791,942
Add dilutive effect of the following:
Restricted stock units	22,923	25,637	41,145	33,938
Weighted average shares of Class A common stock outstanding, diluted	18,146,886	17,833,958	18,090,259	17,825,880
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.19	$0.48	$0.34	$0.73
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.19	$0.48	$0.34	$0.73

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Six Months Ended June 30,
	2020				2019
Quarter end declared	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders
March 31	March 18, 2020	$0.22	$3,986	$2,763	March 20, 2019	$0.21	$3,740	$2,638
June 30	June 2, 2020	0.22	3,987	2,763	May 29, 2019	0.21	3,739	2,637
		$0.44	$7,973	$5,526		$0.42	$7,479	$5,275

On August 5, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share on all outstanding shares of Class A common stock, which is payable on September 2, 2020 to stockholders of record at the close of business on August 19, 2020.

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

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of June 30, 2020			As of December 31, 2019
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$180,867	$(100,934)	$79,933	$180,867	$(93,197)	$87,670
Other intangible assets:
Software (a)	4.3	$36,946	$(13,628)	$23,318	$36,680	$(9,653)	$27,027
Trademarks	9.0	2,021	(1,148)	873	1,904	(1,037)	867
Non-compete agreements	4.5	3,700	(2,168)	1,532	3,700	(1,546)	2,154
Training materials	5.0	2,400	(880)	1,520	2,400	(640)	1,760
Other	3.8	810	(425)	385	800	(293)	507
Total other intangible assets	4.6	$45,877	$(18,249)	$27,628	$45,484	$(13,169)	$32,315
(a)	As of June 30, 2020 and December 31, 2019, capitalized software development costs of $0.8 million and $10.5 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense for the three months ended June 30, 2020 and 2019 was $6.0 million and $5.1 million, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $11.8 million and $10.3 million, respectively.

The estimated future amortization expense for the next five years related to intangible assets is as follows (in thousands):

As of June 30, 2020:
Remainder of 2020	$17,556
2021	26,133
2022	19,516
2023	15,371
2024	12,916
$91,492

The following table presents changes to goodwill (in thousands), by segment:

	RE/MAX Franchising	Motto Franchising	Total
Balance, January 1, 2020	$147,238	$11,800	$159,038
Goodwill recognized from acquisitions(a)	2,927	—	2,927
Effect of changes in foreign currency exchange rates	(151)	—	(151)
Balance, June 30, 2020	$150,014	$11,800	$161,814
(a)	The purpose of the First acquisition is to deliver technology solutions to RE/MAX franchisees and agents. As such, the Company allocated the goodwill arising from this acquisition to RE/MAX Franchising. The change in goodwill relates to updates to the initial purchase price allocation.

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Marketing Funds (a)	$36,837	$39,672
Accrued payroll and related employee costs	2,384	11,900
Accrued taxes	1,317	2,451
Accrued professional fees	1,712	2,047
Other	2,192	4,093
	$44,442	$60,163
(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information.

8. Debt

Debt, net of current portion, consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Senior Secured Credit Facility	$226,188	$227,363
Other long-term financing(a)	216	362
Less unamortized debt issuance costs	(1,034)	(1,182)
Less unamortized debt discount costs	(753)	(862)
Less current portion(a)	(2,566)	(2,648)
	$222,051	$223,033
(a)	Includes financing assumed with the acquisition of booj. As of June 30, 2020, the carrying value of this financing approximates the fair value.

Maturities of debt are as follows (in thousands):

Six Months Ended June 30, 2020
Remainder of 2020	$1,326
2021	2,414
2022	2,350
2023	220,314
$226,404

Senior Secured Credit Facility

In July 2013, the Company entered into a credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.” In December 2016, the 2013 Senior Secured Credit Facility was amended and restated, referred to herein as the “Senior Secured Credit Facility.” The Senior Secured Credit Facility consists of a $235.0 million term loan facility which matures on December 15, 2023 and a $10.0 million revolving loan facility for which any loans outstanding must be repaid on December 15, 2021. As of June 30, 2020, the Company had no revolving loans outstanding under its Senior Secured Credit Facility. As of June 30, 2020, the interest rate on the term loan facility was 3.50%.

9. Fair Value Measurements

Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the 2019 Annual Report on Form 10-K.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of June 30, 2020				As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$4,650	$—	$—	$4,650	$5,005	$—	$—	$5,005

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 50-80 franchises sold annually, with a weighted average of approximately 70. The model also assumes a discount rate of approximately 15%. A 10% reduction in the number of franchise sales would decrease the liability by $0.3 million. A 1% change to the discount rate applied to the forecast would change the liability by approximately $0.1 million. The Company measures this liability each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income and recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The table below presents a reconciliation of this liability (in thousands):

Balance at January 1, 2020	$5,005
Fair value adjustments	(355)
Balance at June 30, 2020	$4,650

The following table summarizes the carrying value and fair value of the Senior Secured Credit Facility (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$224,401	$218,271	$225,319	$227,363

10. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income is based on an estimate of the Company’s annualized effective income tax rate.

For the quarterly period ended March 31, 2020, the Company determined that it was unable to reliably estimate its annual effective tax rate to apply to its income for the quarter, as described in ASC 740 as a result of the uncertainty surrounding the COVID-19 pandemic. Therefore, the Company elected to record its tax provision for the three months ended March 31, 2020 using its actual effective tax rate. During the current period, the Company determined it is able to reliably estimate its annual effective tax rate to apply to its income, therefore, the Company elected to record its tax provision for the three and six months ended June 30, 2020 using its annualized effective income tax rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted which includes several significant business tax provisions. The Company recognized the effect of this change in tax law during the first quarter which was not significant. The CARES Act provides a five-year carryback of net operating losses generated in tax years beginning after December 31, 2017 and before January 1, 2020. Based upon this change in law, any 2020 tax loss, if realized, will be able to be carried back five years.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted which includes significant changes to the U.S. Corporate tax system. The Company will continue to evaluate tax planning opportunities as well as monitor any changes that might be contained in the final regulations related to the TCJA.

11. Equity-Based Compensation

Employee equity-based compensation expense, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expense from time-based awards (a)	$2,358	$1,872	$4,495	$3,963
Expense from performance-based awards (a)(b)	389	(872)	470	250
Expense from bonus to be settled in shares (c)	—	920	—	1,818
Equity-based compensation capitalized (a)	—	(124)	(32)	(184)
Equity-based compensation expense	$2,747	$1,796	$4,933	$5,847

(a)	Includes expense recognized and costs capitalized in connection with the awards granted to booj employees and former owners at the time of acquisition.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. The Company granted certain performance awards to booj employees that vested in 2019 and therefore have no comparable amounts in 2020.
(c)	In 2019, the Company revised its annual bonus plan so that a portion of the bonus for most employees would be settled in shares if the Company met certain performance metrics. The Company eliminated the 2020 corporate bonus as part of cost savings measures in connection with the COVID-19 pandemic.

Time-based Restricted Stock Units

The following table summarizes equity-based compensation activity related to time-based restricted stock units (“RSUs”):

	RSUs	Weighted average grant date fair value per share
Balance, January 1, 2020	455,452	$46.15
Granted	296,000	$29.16
Shares vested (including tax withholding) (a)	(163,028)	$45.58
Forfeited	(9,076)	$41.09
Balance, June 30, 2020	579,348	$37.71
(a)	Pursuant to the terms of the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan, RSUs withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are added back to the pool of shares available for future awards.

At June 30, 2020, there was $16.3 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.0 years for time-based restricted stock units.

Performance-based Restricted Stock Units

The following table summarizes equity-based compensation activity related to performance-based restricted stock units (“PSUs”):

	PSUs	Weighted average grant date fair value per share
Balance, January 1, 2020	139,964	$45.31
Granted	203,765	$28.29
Shares vested (including tax withholding) (a)	(6,331)	$38.49
Forfeited	(4,841)	$45.93
Balance, June 30, 2020	332,557	$35.00
(a)	Represents the total participant target award.

At June 30, 2020, there was $3.3 million of total unrecognized PSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.3 years for PSUs.

12. Commitments and Contingencies

In March and April of 2019, three putative class action complaints were filed against National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc, RE/MAX Holdings, and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the Northern District of Illinois. The second was filed on April 15, 2019, by plaintiff Sawbill Strategies, Inc., also in the Northern District of Illinois. These two actions have now been consolidated. A third action was filed by plaintiffs Joshua Sitzer and four other individual plaintiffs in the Western District of Missouri. The complaints (collectively “Moehrl/Sitzer suits”) make substantially similar allegations and seek substantially similar relief. The plaintiffs allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints add allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. Additionally, plaintiffs in the action filed by Sitzer et al allege violations of the Missouri Merchandising Practices Act. By agreement, RE/MAX, LLC was substituted for RE/MAX Holdings as defendant in the actions. Among other requested relief, plaintiffs seek damages against the defendants and an injunction enjoining defendants from requiring sellers to pay the buyer broker. The Company intends to vigorously defend against all of these claims. The Company may become involved in litigation or other legal proceedings concerning the same or similar allegations to those made in the Moehrl/Sitzer suits.

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Continuing franchise fees (a)	$15,795	$23,978	$38,672	$48,095
Annual dues	8,745	8,819	17,666	17,673
Broker fees (a)	10,426	13,459	19,870	22,047
Franchise sales and other revenue	3,405	4,129	12,068	12,394
Total RE/MAX Franchising	38,371	50,385	88,276	100,209
Continuing franchise fees	943	916	2,209	1,755
Franchise sales and other revenue	127	114	319	234
Total Motto Franchising	1,070	1,030	2,528	1,989
Marketing Funds fees (a)	11,765	18,060	29,287	36,832
Other	1,001	1,906	2,388	3,529
Total revenue	$52,207	$71,381	$122,479	$142,559
(a)	Continuing franchise fees and Marketing Funds fees declined primarily due to the temporary COVID-19 related financial support programs offered to franchisees. Broker fees declined primarily due to reductions in home sale transactions due to the COVID-19 pandemic.

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA: RE/MAX Franchising	$19,318	$30,021	$40,049	$54,165
Adjusted EBITDA: Motto Franchising	(741)	(719)	(1,319)	(1,460)
Adjusted EBITDA: Other	332	580	(282)	167
Adjusted EBITDA: Consolidated	18,909	29,882	38,448	52,872
Gain (loss) on sale or disposition of assets	11	16	22	(363)
Equity-based compensation expense	(2,747)	(1,796)	(4,933)	(5,847)
Acquisition-related expense (a)	(328)	(15)	(894)	(87)
Gain on reduction in tax receivable agreement liability	(500)	—	—	—
Fair value adjustments to contingent consideration (b)	(150)	(415)	355	(345)
Interest income	34	342	303	662
Interest expense	(2,187)	(3,154)	(4,869)	(6,309)
Depreciation and amortization	(6,412)	(5,541)	(12,722)	(11,099)
Income before provision for income taxes	$6,630	$19,319	$15,710	$29,484
(a)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(b)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 9, Fair Value Measurements for additional information.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; the impact of the global coronavirus (COVID-19) pandemic on our results of operations, financial condition, liquidity and business, including agent count, revenues, expenses, operations, goodwill, income taxes and allowance for doubtful accounts; support that we are offering to our franchisees, its effectiveness, and the implication of this support (or future changes in support) to our revenue; our business model, revenue streams, cost structure, balance sheet, and financial flexibility; management of expenses and capital expenditures in response to the impacts of the COVID-19 pandemic, including the amounts and timing of anticipated reductions; revenue; operating expenses; financial outlook; our plans regarding dividends; non-GAAP financial measures; housing and mortgage market condition and trends; economic and demographic trends; competition; the anticipated benefits our technology initiatives; our anticipated sources and uses of liquidity including for potential acquisitions; and our strategic and operating plans and business models including our plans to re-invest in our business.

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

Impacts of COVID-19

In March 2020, the U.S. and Canada began to see significant numbers of confirmed cases of the novel coronavirus disease (“COVID-19”). In response, certain state, provincial and local governments implemented stay-at-home orders in late March, that continued in various forms through the majority of the second quarter of 2020. These stay-at-home orders and many other factors had significant impacts on our results of operations for the quarter, as discussed further below.

Revenue impacts

Although we entered 2020 with momentum alongside a strong housing market in the U.S., the rapidly evolving COVID-19 pandemic increasingly impacted our industry and operations during the second quarter. In addition to governmental stay-at-home orders, social distancing, variances in whether real estate was designated as an essential service, and growing health and economic concerns from the COVID-19 pandemic significantly slowed the amount of homebuying, selling and borrowing activity. After year-over-year transaction declines in April and May that averaged nearly 30% in Company-Owned Regions, the market improved significantly in June, with a year-over-year transaction decline of approximately 10%. With historically low interest rates, favorable demographics and increased mobility tied to working remotely, buyer demand remains high in most areas of the country. We are seeing positives in several leading indicators such as pending sales and mortgage applications.

We typically experience net agent count growth in the U.S. and Canada alongside the housing spring selling season. This trend generally starts in the latter half of February or in March and continues through the second quarter. Contemporaneous with the advancement of the COVID-19 pandemic, our net U.S. and Canada agent growth slowed in March 2020 and turned negative in the second quarter. Exiting the second quarter and into July, U.S. and Canada agent count stabilized with sequential growth from June to July.

In response to the COVID-19 pandemic, we offered our RE/MAX franchisees in Company-Owned Regions in the U.S. and Canada and our Motto Mortgage franchisees two temporary financial relief options to support their businesses:

	RE/MAX Franchising
	Company-Owned Regions	Global Regions	Motto Franchising
Option 1 Discount	A discount of 50% of April and May Continuing franchise fees ("CFF") and Marketing Funds fees ("MFF")	A discount of 50% of April, May and June Continuing franchise fees ("CFF")	A discount of 50% of May and June Continuing franchise fees ("CFF") and Marketing Funds fees ("MFF")
Opt-in % for April (1)	86%	59%	−
Opt-in % for May (1)	88%	59%	89%
Opt-in % for June (1)	−	22%	91%

Option 2 - Deferral

A deferral of 100% of April and May Continuing franchise fees ("CFF") and Marketing Funds fees ("MFF") with repayment of these deferred amounts, with no interest, through a 1% increase in Broker fees for each month deferred, recovered as transactions occur in franchisees’ offices

		A deferral of 100% of April, May and June Continuing franchise fees ("CFF"), with repayment of these deferred amounts, with no interest, in 6 equal installments beginning in July	A deferral of 100% of May and June monthly Continuing franchise fees ("CFF") and Marketing Funds fees ("MFF"), with repayment of these deferred amounts, with no interest beginning in September 2020
Opt-in % for April (1)	3%	34%	68%
Opt-in % for May (1)	3%	34%	7%
Opt-in % for June (1)	−	7%	6%

	Continuing franchise fees	Marketing Funds fees	Total
Reduction in Total Revenue - quarter ended June 30, 2020 (in millions)	$7.0	$4.9	$11.9

(1)	This percentage represents the proportion of (a) agents of franchisees that have opted-in for the RE/MAX Franchising segment or (b) of the number of offices for the Motto Mortgage segment that have opted-in for each financial relief option.

All relief programs ended in the second quarter. It remains unclear what impacts the latest wave of increases in confirmed COVID-19 cases and any resulting future governmental actions may have on revenues going forward. However, at this time, we do not plan to offer further financial relief programs.

Independent regions in the U.S. and Canada also offered relief to their direct franchisees as well, with some similarity to the programs we offered, reducing their payments to us.

Expense and cash flow impacts

We implemented a cost mitigation plan that included the elimination of the 2020 corporate bonus, the temporary suspension of the 401(k) match, travel and events, and the implementation of a hiring freeze. The aforementioned cost savings reduced selling, operating and administrative expenses for the second quarter of 2020 in line with our expectations, however, total selling, operating and administrative expenses declined slightly in the second quarter of 2020 compared to 2019 as higher equity-based compensation expense and higher legal expenses largely offset these savings.

We deferred $2.8 million of capital expenditures originally expected to be incurred during the second quarter and chose to defer payments pursuant to our Tax Receivable Agreements (“TRAs”) to later in the year upon final completion of our federal income tax returns resulting in a $2.9 million cash savings in the second quarter of 2020 compared to the second quarter of 2019.

Financial and Operational Highlights – Three Months Ended June 30, 2020

(Compared to the three months ended June 30, 2019, unless otherwise noted)

●	Total agent count grew by 3.8% to 131,905 agents.
●	U.S. and Canada combined agent count decreased 1.4% to 82,972 agents.
●	Total open Motto Mortgage franchises increased 29.6% to 127 offices.
●	Revenue of $52.2 million, down 26.9% from the prior year.
●	Net income attributable to RE/MAX Holdings, Inc. of $3.5 million.
●	Adjusted EBITDA of $18.9 million and Adjusted EBITDA margin of 36.2%.

The impact of the COVID-19 pandemic, and the temporary financial support initiatives we offered to our franchisees in response, were the primary drivers of our revenue decline. In the U.S. and Canada, transactions were down following relatively strong March housing statistics, however, transactions did start to recover late in the quarter.

Our 100% franchised business model, primarily recurring revenue streams and strong balance sheet provide financial flexibility to navigate challenging times like these. We were able to tighten our cost structure rapidly without resorting to date to layoffs or furloughs. Simultaneously, we expanded our service offerings, while extending our networks meaningful financial support and maintaining our dividend. We continue to manage our expenses and capital expenditure programs judiciously; however, importantly, we are not planning to reduce our total spending on technology. Our capital allocation priorities currently remain unchanged, and we remain focused on positioning ourselves for long-term success.

Selected Operating and Financial Highlights

For comparability purposes, the following tables set forth our agent count, Motto open offices, franchise sales and results of operations for the periods presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our agent count for the periods ended July 31, 2020 and July 31, 2019.

The period-to-period comparison of agent count, Motto open offices, franchise sales and financial results is not necessarily indicative of future performance.

	As of July 31,		Change	As of June 30,		Change
	2020	2019	%	2020	2019	%
Total agent count growth	4.4%	3.1%		3.8%	3.2%

Agent Count:
U.S.	61,808	62,647	(1.3)%	61,677	62,700	(1.6)%
Canada	21,323	21,440	(0.5)%	21,295	21,433	(0.6)%
U.S. and Canada Total	83,131	84,087	(1.1)%	82,972	84,133	(1.4)%
Outside U.S. and Canada	49,556	42,988	15.3%	48,933	42,887	14.1%
Network-wide agent count	132,687	127,075	4.4%	131,905	127,020	3.8%

Motto open offices (2)	127	101	25.7%	127	98	29.6%

				Six Months Ended June 30,
				2020	2019
RE/MAX franchise sales (1)				359	368	(2.4)%
Motto franchise sales (2)				26	17	52.9%
(1)	Includes franchise sales in the U.S., Canada and global regions.
(2)	Excludes virtual offices and branchises.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$52,207	$71,381	$122,479	$142,559
Total selling, operating and administrative expenses	$25,348	$25,710	$60,025	$59,613
Operating income	$8,682	$22,070	$20,445	$35,015
Net income attributable to RE/MAX Holdings, Inc.	$3,489	$8,570	$6,120	$12,979
Adjusted EBITDA (1)	$18,909	$29,882	$38,448	$52,872
Adjusted EBITDA margin (1)	36.2%	41.9%	31.4%	37.1%
(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Revenue:
Continuing franchise fees	$16,738	$24,894	$(8,156)	(32.8)%
Annual dues	8,745	8,819	(74)	(0.8)%
Broker fees	10,426	13,459	(3,033)	(22.5)%
Marketing Funds fees	11,765	18,060	(6,295)	(34.9)%
Franchise sales and other revenue	4,533	6,149	(1,616)	(26.3)%
Total revenue	$52,207	$71,381	$(19,174)	(26.9)%

Consolidated revenue decreased primarily due to temporary COVID-19 related financial support initiatives the Company introduced in April and, to a lesser extent, previously announced agent recruiting initiatives that reduced both Continuing franchise fees and Marketing Funds fees as well as the impact of lower Broker fees.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to temporary COVID-19 related financial support initiatives the Company introduced in April.

Broker Fees

Revenue from Broker fees decreased primarily due to lower total transactions per agent in conjunction with the economic slowdown caused by COVID-19.

Marketing Funds fees

Revenue from the Marketing Funds fees decreased primarily due to temporary COVID-19 related financial support initiatives the Company introduced in April.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to continued attrition of booj’s legacy customer base. We expect the attrition of the booj legacy customer base to negatively impact Q3 by approximately $0.5 million compared to the prior year period, with a similar year-over-year impact in Q4.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Operating expenses:
Selling, operating and administrative expenses	$25,348	$25,710	$362	1.4%
Marketing Funds expenses	11,765	18,060	6,295	34.9%
Depreciation and amortization	6,412	5,541	(871)	(15.7)%
Total operating expenses	$43,525	$49,311	$5,786	11.7%
Percent of revenue	83.4%	69.1%

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

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Selling, operating and administrative expenses:
Personnel	$14,546	$14,538	$(8)	(0.1)%
Professional fees	2,712	1,805	(907)	(50.2)%
Lease costs	2,365	2,211	(154)	(7.0)%
Other	5,725	7,156	1,431	20.0%
Total selling, operating and administrative expenses	$25,348	$25,710	$362	1.4%
Percent of revenue	48.6%	36.0%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel costs were flat with higher equity-based compensation expense of $1.0 million (See Note 11, Equity-Based Compensation) and increased headcount from the First acquisition, offset by the elimination of the 2020 corporate bonus and suspension of the 401(k) match.
●	Professional fees increased primarily due to an increase in legal fees related to the Moehrl/Sitzer suits (See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q). We expect approximately $0.5 million more in legal expenses in Q3 compared to the prior year period, and between $1.5 million and $2.0 million more in the year ended December 31, 2020 compared to the prior year because of this ongoing litigation.
●	Other selling, operating and administrative expenses decreased primarily due to decreased travel and events expenses as part of our cost mitigation plan.

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to placing the booj Platform in service and amortization of the technology from the acquisition of First.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Other expenses, net:
Interest expense	$(2,187)	$(3,154)	$967	30.7%
Interest income	34	342	(308)	(90.1)%
Foreign currency transaction gains (losses)	101	61	40	65.6%
Total other expenses, net	$(2,052)	$(2,751)	$699	25.4%
Percent of revenue	3.9%	3.9%

Other expenses, net decreased primarily due to a decrease in interest expense as a result of decreasing interest rates on our Senior Secured Credit Facility partially offset by lower interest earnings on our cash balances from lower interest rates.

Provision for Income Taxes

Our effective income tax rate decreased to 10.6% from 16.5% for the three months ended June 30, 2020 and 2019, respectively. Based on our most recent taxable income projections, we no longer expect to lose certain foreign tax credits and foreign intangible asset deductions, which during the first quarter we assumed would be lost as a result of an estimated decrease in 2020 taxable income. The year-to-date positive impact of this change in estimate was recorded entirely in the second quarter.

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

Adjusted EBITDA was $18.9 million for the three months ended June 30, 2020, a decrease of $11.0 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to revenue decreases from the temporary COVID-19 related financial support initiatives the Company introduced in April, decreases in Broker fees and increases in legal fees, partially offset by lower bonus and 401(k) and lower travel and events expenses from our cost mitigation plan in response to the COVID-19 pandemic. Given the impacts of the pandemic and strategic decision to offer a 90-day trial for the First app beginning in March 2020, we now expect First results will be a reduction to full year 2020 Adjusted EBITDA of between $3 million and $4 million.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Revenue:
Continuing franchise fees	$40,881	$49,850	$(8,969)	(18.0)%
Annual dues	17,666	17,673	(7)	(0.0)%
Broker fees	19,870	22,047	(2,177)	(9.9)%
Marketing Funds fees	29,287	36,832	(7,545)	(20.5)%
Franchise sales and other revenue	14,775	16,157	(1,382)	(8.6)%
Total revenue	$122,479	$142,559	$(20,080)	(14.1)%

Consolidated revenue decreased primarily due to temporary COVID-19 related financial support initiatives the Company introduced in April and to a lesser extent agent recruiting initiatives that reduced both Continuing franchise fees and Marketing Funds fees as well as the impact of lower Broker fees.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to temporary COVID-19 related financial support initiatives and, to a much lesser extent, previously announced recruiting initiatives which waived Continuing franchise fees for a limited period of time partially offset by Motto expansion.

Broker Fees

Revenue from Broker fees decreased primarily due to lower total transactions per agent in conjunction with the economic slowdown caused by COVID-19.

Marketing Funds fees

Revenue from the Marketing Funds fees decreased primarily due to temporary COVID-19 related financial support initiatives the Company introduced in April, and to a much lesser extent, previously announced recruiting initiatives which waived Marketing Funds fees for a limited period of time.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to continued attrition of booj’s legacy customer base partially offset by accelerated recognition of deferred revenue in relation to certain global franchise terminations.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Operating expenses:
Selling, operating and administrative expenses	$60,025	$59,613	$(412)	(0.7)%
Marketing Funds expenses	29,287	36,832	7,545	20.5%
Depreciation and amortization	12,722	11,099	(1,623)	(14.6)%
Total operating expenses	$102,034	$107,544	$5,510	5.1%
Percent of revenue	83.3%	75.4%

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

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Selling, operating and administrative expenses:
Personnel	$30,806	$31,993	$1,187	3.7%
Professional fees	5,840	4,333	(1,507)	(34.8)%
Lease costs	4,603	4,435	(168)	(3.8)%
Other	18,776	18,852	76	0.4%
Total selling, operating and administrative expenses	$60,025	$59,613	$(412)	(0.7)%
Percent of revenue	49.0%	41.8%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel costs decreased primarily due to the elimination of the 2020 corporate bonus and suspension of the 401(k) match, and lower equity-based compensation expense of $0.9 million (See Note 11, Equity-Based Compensation), partially offset by increased investments in technology and an increase in headcount from the First acquisition.
●	Professional fees increased primarily due to an increase in legal fees related to the Moehrl/Sitzer suits (See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q).
●	Other selling, operating and administrative expenses were essentially flat, with an increase in bad debt expense driven by increasing our bad debt allowance for past-due receivables in light of COVID-19, offset by fair value adjustments of our contingent consideration liability (See Note 9, Fair Value Measurements) and decreased travel and events expenses as part of our cost mitigation plan.

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to placing the booj Platform in service and amortization of the technology from the acquisition of First.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Other expenses, net:
Interest expense	$(4,869)	$(6,309)	$1,440	22.8%
Interest income	303	662	(359)	(54.2)%
Foreign currency transaction gains (losses)	(169)	116	(285)	(245.7)%
Total other expenses, net	$(4,735)	$(5,531)	$796	14.4%
Percent of revenue	3.9%	3.9%

Other expenses, net decreased primarily due to a decrease in interest expense as a result of decreasing interest rates on our Senior Secured Credit Facility partially offset by lower interest earnings on our cash balances from lower interest rates and a change in foreign currency transaction gains (losses) due to declines in the value of the Canadian dollar against the U.S. dollar.

Provision for Income Taxes

Our effective income tax rate increased to 28.6% from 17.3% for the six months ended June 30, 2020 and 2019, respectively, primarily due to (a) nonrecurring taxes arising from the conversion of First to a pass-through entity (which is expected to provide long-term benefits), and (b) the impacts of having a smaller amount of pre-tax income compared to certain non-creditable foreign taxes which have not decreased.

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

Adjusted EBITDA was $38.4 million for the six months ended June 30, 2020 a decrease of $14.4 million from the comparable prior year period. Adjusted EBITDA decreased primarily due revenue decreases from our temporary COVID-19 related financial support initiatives the Company introduced in April, reductions in Broker fees, and increases in legal fees and bad debt expense, partially offset by lower bonus and 401(k) and lower travel and events expenses from cost mitigation steps in response to the COVID-19 pandemic.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the TRAs;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income is set forth in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,924	$16,133	$11,214	$24,390
Depreciation and amortization	6,412	5,541	12,722	11,099
Interest expense	2,187	3,154	4,869	6,309
Interest income	(34)	(342)	(303)	(662)
Provision for income taxes	706	3,186	4,496	5,094
EBITDA	15,195	27,672	32,998	46,230
(Gain) loss on sale or disposition of assets	(11)	(16)	(22)	363
Equity-based compensation expense	2,747	1,796	4,933	5,847
Acquisition-related expense (1)	328	15	894	87
Gain on reduction in tax receivable agreement liability	500	—	—	—
Fair value adjustments to contingent consideration (2)	150	415	(355)	345
Adjusted EBITDA	$18,909	$29,882	$38,448	$52,872
(1)	Acquisition-related expense includes legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(2)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liability. See Note 9, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our agent base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by a number of factors including agents in the RE/MAX network, particularly in Company-Owned Regions. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues, including any declines in Continuing franchise fees driven by the temporary COVID-19-related financial support initiatives the Company introduced in April, and any similar programs offered by the Independent regions in the U.S. and Canada, as well as potentially significant declines in Broker fees revenue due to reduced home sales;
(ii)	payment of selling, operating and administrative expenses;
(iii)	investments in technology and Motto;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments and related interest payments on our Senior Secured Credit Facility;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company; and
(ix)	payments to the TRA parties pursuant to the TRAs.

We have satisfied these needs primarily through our existing cash balances, cash generated by our operations and funds available under our Senior Secured Credit Facility.

Our liquidity has been impacted by the COVID-19 pandemic. Notwithstanding our cost mitigation plan and deferral of the payment under the TRA, our net cash provided by operating activities decreased from $33.0 million for the six months ended June 30, 2019 to $16.3 million for the six months ended June 30, 2020, primarily as a result of a decrease in revenue due to temporary COVID-19 related financial support initiatives and the impact of lower Broker fees due to decreased transactions. The future impact of the COVID-19 pandemic on our liquidity and financial condition is unknown, and its impact may be variable over time as government regulations, market conditions and consumer behavior changes positively or negatively in response to developments with respect to the pandemic. We may utilize our Senior Secured Credit Facility, and we may pursue other sources of capital that may include other forms of external financing, in order to increase our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from COVID-19.

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides to RE/MAX, LLC $235.0 million in term loans and a $10.0 million revolving facility. Borrowings under the term loans and revolving loans accrue interest, at London Interbank Offered Rate (“LIBOR”), provided LIBOR shall be no less than 0.75% plus an applicable margin of 2.75%. As of June 30, 2020, the interest rate on the term loan facility was 3.50%. As of June 30, 2020, RE/MAX, LLC had $224.4 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility. As of August 6, 2020, the Company has not borrowed any additional term loans under its Senior Secured Credit Facility. If the Company had any loan or other amounts outstanding under the revolving facility, the Senior Secured Credit Facility would require compliance with a leverage ratio and an interest coverage ratio as defined in the Senior Secured Credit Facility at the end of each calendar quarter on a trailing twelve-month basis. As of August 6, 2020, no loans or other amounts were outstanding under the revolving facility, and therefore, the Company is not currently subject to the leverage ratio and the interest coverage ratio. See our 2019 Annual Report on Form 10-K for more information.

The Senior Secured Credit Facility requires RE/MAX, LLC, among other requirements, to repay term loans and reduce revolving commitments with 50% of excess cash flow (as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s total leverage ratio as defined in the Senior Secured Credit Facility is in excess of 3.25:1. If the total leverage ratio as of the last day of such fiscal year is less than 3.25:1 but above 2.75:1, the repayment percentage is 25% of excess cash flow and if the total leverage ratio as of the last day of such fiscal year is less than 2.75:1, no repayment from excess cash flow is required. Any such payment would be due no later than March 31, 2021. As of June 30, 2020, the aforementioned leverage ratio for RE/MAX LLC on a trailing twelve-month basis is less than 2.0:1. We are closely monitoring the potential impact of this provision.

As needs arise, we may seek additional financing in the public capital markets. On October 15, 2019 we filed a registration statement on Form S-3 (“shelf registration”) allowing for the sale of up to $400 million in additional financing. The SEC declared the shelf registration effective on December 30, 2019.

Sources and Uses of Cash

As of June 30, 2020 and December 31, 2019, we had $84.5 million and $83.0 million, respectively, of cash and cash equivalents, of which approximately $1.5 million and $0.9 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Cash provided by (used in):
Operating activities	$16,323	$32,983	$(16,660)
Investing activities	(3,102)	19,917	(23,019)
Financing activities	(17,418)	(16,870)	(548)
Effect of exchange rate changes on cash	(107)	109	(216)
Net change in cash, cash equivalents and restricted cash	$(4,304)	$36,139	$(40,443)

Operating Activities

Cash provided by operating activities decreased primarily as a result of:

●	a decrease in Adjusted EBITDA of $14.4 million;
●	payment of certain employee related accruals of $3.9 million;
●	partially offset by $5.1 million in tax payment deferrals; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2020 the change in cash (used in) provided by investing activities was primarily the result of restricted cash acquired in connection with the acquisition of the Marketing Funds during 2019 and lower capitalizable investments in technology as compared to the prior year.

Financing Activities

During the six months ended June 30, 2020 cash used in financing activities increased primarily due to an increase in payments related to tax withholding for share-based compensation, primarily due to half of the corporate bonus being settled in stock, and an increase in dividends per Class A share and non-controlling unit to $0.22 per share/unit during each of the first two quarters of 2020 as compared to $0.21 per share/unit for the first two quarters of 2019, partially offset by decreases in tax distributions paid to non-controlling unitholders.

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, access to our revolving facility and incremental facilities under our Senior Secured Credit Facility available to support the needs of our business. Should additional liquidity needs arise, our filed shelf registration would permit access to public capital markets if such financing would be available.

Acquisitions

As part of our growth strategy we may pursue reacquisitions of Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets, revenue streams, or otherwise complement our existing operations. We may fund any such growth with various sources of capital including existing cash balances and cash flow from operations, as well as proceeds from debt financings including under existing credit facilities or new arrangements raised in the public capital markets.

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $3.1 million and $7.4 million during the six months ended June 30, 2020 and 2019, respectively. These amounts primarily relate to investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2020 are now expected to be between $8 million and $11 million versus $17 million and $19 million at the beginning of the year as a result of deferring large portions of our corporate headquarters remodel and lower capitalizable investments. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared and we paid quarterly cash dividends of $0.22 per share on all outstanding shares of Class A common stock during the first two quarters of 2020, as disclosed in Note 4, Earnings Per Share and Dividends to the accompanying unaudited condensed consolidated financial statements. On August 5, 2020, our Board of Directors declared a quarterly cash dividend of $0.22 per share on all outstanding shares of Class A common stock, which is payable on September 2, 2020 to stockholders of record at the close of business on August 19, 2020. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Six Months Ended June 30,
	2020	2019
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$40	$2,031
Dividend distributions	5,526	5,275
Total distributions to RIHI	5,566	7,306
Payments pursuant to the TRAs (a)	—	2,854
Total distributions to RIHI and TRA payments	$5,566	$10,160
(a)	In connection with capital preservation measures in response to the COVID-19 pandemic, in 2020 we deferred the payments pursuant to our TRAs to the third quarter upon final completion of our federal income tax returns.

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows. See Note 12, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of June 30, 2020.

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

The Motto Franchising segment, which has a carrying value of goodwill as of June 30, 2020 of $11.8 million, is an early-stage business and its fair value is tied primarily to franchise sales over the next several years and the discount rate used in our discounted cash flow analysis. Failure to achieve targeted franchise sales (which are currently estimated at between 40 and 80 per year over the next 10 years) would likely result in an impairment of this goodwill balance. Given the COVID-19 pandemic and the Company’s relief options described above, we updated our valuation of Motto Franchising during the six months ended June 30, 2020 but did not record any impairment. Forecasting of future results is very challenging at this time, and we will continue to closely monitor the performance of Motto throughout the remainder of 2020 in light of COVID-19.

Allowance for Doubtful Accounts

The Company records allowances against its accounts receivable balances for estimated probable losses.

Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables. The allowance for doubtful accounts is based primarily on historical experience and the credit quality of specific accounts, but also on general economic conditions. Estimating our allowance for doubtful accounts became more challenging in 2020 given the COVID-19 pandemic. We placed more emphasis on current economic conditions and the impact they may have on amounts unpaid. As a result, we increased our allowances for past due balances in the three months ended March 31, 2020 and have retained those allowances through June 30,2020. Given our strong collections during the second quarter (partially driven by the requirement for franchisees participating in our COVID-19 financial support initiatives to pay those months bills), there was no significant increase in our allowances for the three months ended June 30, 2020. Should the severity of the pandemic worsen or the housing market take another downturn similar to what we experienced in April and May 2020, then we may need to increase our allowance for doubtful accounts.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At June 30, 2020, $226.2 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of June 30, 2020, the interest rate was 3.50%. If LIBOR rises such that our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the three and six months ended June 30, 2020, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $0.2 million and $0.4 million, respectively.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2020 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outbreak of COVID-19, which has been declared a pandemic by the World Health Organization, has spread across the globe and is impacting economic activity worldwide. The pandemic poses significant risks to our business and our employees, franchisees, agents, and loan originators.

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

In addition, our results are tied to the residential real estate market. Disruptions related to the COVID-19 pandemic resulted in a downturn in the residential real estate and mortgage markets and future developments related to COVID-19 may cause further disruptions to the economy and real estate and mortgage markets that may negatively impact our business. Such disruptions may include a downturn in economic conditions generally, declines in consumer confidence and spending, and tightening of credit or instability in the financial markets. These same factors may impair the ability of our franchisees (a) to continue their operations resulting in larger numbers of failures and (b) to pay the fees that are due to us under their franchise agreements. We have offered financial support to our franchisees during this time, which resulted in a decline in our revenues during the three and six months ended June 30, 2020. We are unable to estimate the effectiveness of that support on the ongoing financial health and stability of our franchisees, whether we will determine to offer support in future periods as the COVID-19 pandemic continues to evolve, or the ultimate effect of such support on our results of operations and financial condition.

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

The duration and magnitude of the impact from the COVID-19 pandemic depends on future developments that cannot be predicted at this time. The Company has already experienced significant disruption to its business as a result of the COVID-19 pandemic and such disruptions may continue, particularly if ongoing mitigation actions by government authorities remain in place for a significant amount of time. For example, our liquidity has been impacted by the COVID-19 pandemic. Notwithstanding our cost mitigation plan and deferral of the payment under the TRA, our net cash provided by operating activities decreased from $33.0 million for the six months ended June 30, 2019 to $16.3 million for the six months ended June 30, 2020, primarily as a result of a decrease in revenue due to temporary COVID-19 related financial support initiatives and the impact of lower Broker fees due to decreased transactions. The future impact of the COVID-19 pandemic on our liquidity and financial condition is unknown, and its impact may be variable over time as government regulations, market conditions and consumer behavior changes in response to developments with respect to the pandemic. Notwithstanding any mitigation actions, sustained material revenue declines relating to this crisis could impact our financial condition, results of operations, stock price and ability to access the capital markets. Substantial declines in our profitability could trigger the excess cash flow requirements of our Senior Secured Credit Facility (described above in Item 2) requiring us to make incremental principal payments that would not otherwise be required.

The pandemic and any severe or long-term economic downturn in the housing market or long-term mitigation efforts by government authorities could heighten other important risks and uncertainties including, without limitation, (i) changes in the real estate market or interest rates and availability of financing for homebuyers, (ii) changes in business and economic activity in general, (iii) the Company’s ability to attract and retain quality franchisees, (iv) the Company’s franchisees’ ability to recruit and retain real estate agents and mortgage loan originators and their ability to continue as a going concern, (v) changes in laws and regulations, (vi) adverse legal interpretations of contractual provisions within our franchise agreements, (vii) the Company’s ability to enhance, market, and protect the RE/MAX and Motto Mortgage brands, (viii) the Company’s ability to implement its technology initiatives, (ix) fluctuations in foreign currency exchange rates, and (x) the Company’s ability to obtain any required additional financing in the future on acceptable terms or at all.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	August 6, 2020	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2020	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2020	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)