Form 10-Q
period 2020-09-30
RE/MAX Holdings, Inc.
filed 2020-11-05
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to                 .

Commission file number: 001-36101

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

On October 31, 2020, there were 18,557,201 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$89,135	$83,001
Restricted cash	15,635	20,600
Accounts and notes receivable, current portion, less allowances of $14,614 and $12,538, respectively	30,003	28,644
Income taxes receivable	718	896
Other current assets	12,484	9,638
Total current assets	147,975	142,779
Property and equipment, net of accumulated depreciation of $16,408 and $14,940, respectively	6,016	5,444
Operating lease right of use assets	39,937	51,129
Franchise agreements, net	76,065	87,670
Other intangible assets, net	31,424	32,315
Goodwill	176,302	159,038
Deferred tax assets, net	49,377	52,595
Income taxes receivable, net of current portion	1,690	1,690
Other assets, net of current portion	14,535	9,692
Total assets	$543,321	$542,352
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,727	$2,983
Accrued liabilities	52,073	60,163
Income taxes payable	7,249	6,854
Deferred revenue	23,147	25,663
Current portion of debt	2,489	2,648
Current portion of payable pursuant to tax receivable agreements	6,478	3,583
Operating lease liabilities	5,553	5,102
Total current liabilities	102,716	106,996
Debt, net of current portion	221,594	223,033
Payable pursuant to tax receivable agreements, net of current portion	30,745	33,640
Deferred tax liabilities, net	1,000	293
Deferred revenue, net of current portion	17,931	18,763
Operating lease liabilities, net of current portion	51,750	55,959
Other liabilities, net of current portion	5,408	5,292
Total liabilities	431,144	443,976
Commitments and contingencies (note 12)
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,372,134 and 17,838,233 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	485,664	466,945
Retained earnings	27,951	30,525
Accumulated other comprehensive income, net of tax	476	414
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	514,093	497,886
Non-controlling interest	(401,916)	(399,510)
Total stockholders' equity	112,177	98,376
Total liabilities and stockholders' equity	$543,321	$542,352

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Continuing franchise fees	$24,339	$25,168	$65,220	$75,018
Annual dues	8,638	8,835	26,304	26,508
Broker fees	15,457	13,292	35,327	35,339
Marketing Funds fees	17,290	18,034	46,577	54,866
Franchise sales and other revenue	5,349	6,212	20,124	22,369
Total revenue	71,073	71,541	193,552	214,100
Operating expenses:
Selling, operating and administrative expenses	28,216	24,468	88,241	84,081
Marketing Funds expenses	17,290	18,034	46,577	54,866
Depreciation and amortization	6,850	5,595	19,572	16,694
Impairment charge - leased assets	7,902	—	7,902	—
Total operating expenses	60,258	48,097	162,292	155,641
Operating income	10,815	23,444	31,260	58,459
Other expenses, net:
Interest expense	(2,159)	(3,089)	(7,028)	(9,398)
Interest income	25	412	328	1,074
Foreign currency transaction gains (losses)	94	(50)	(75)	66
Total other expenses, net	(2,040)	(2,727)	(6,775)	(8,258)
Income before provision for income taxes	8,775	20,717	24,485	50,201
Provision for income taxes	(2,051)	(3,453)	(6,547)	(8,547)
Net income	$6,724	$17,264	$17,938	$41,654
Less: net income attributable to non-controlling interest (note 3)	3,171	8,091	8,265	19,502
Net income attributable to RE/MAX Holdings, Inc.	$3,553	$9,173	$9,673	$22,152

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.20	$0.51	$0.53	$1.24
Diluted	$0.19	$0.51	$0.53	$1.24
Weighted average shares of Class A common stock outstanding
Basic	18,196,454	17,826,332	18,098,227	17,803,708
Diluted	18,368,051	17,840,158	18,182,856	17,830,942
Cash dividends declared per share of Class A common stock	$0.22	$0.21	$0.66	$0.63

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$6,724	$17,264	$17,938	$41,654
Change in cumulative translation adjustment	70	(39)	(43)	95
Other comprehensive income (loss), net of tax	70	(39)	(43)	95
Comprehensive income	6,794	17,225	17,895	41,749
Less: comprehensive income attributable to non-controlling interest	3,205	8,070	8,160	19,546
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$3,589	$9,155	$9,735	$22,203

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2020	17,838,233	$2	1	$—	$466,945	$30,525	$414	$(399,510)	$98,376
Net income	—	—	—	—	—	2,631	—	2,659	5,290
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,777)	(2,777)
Equity-based compensation expense and related dividend equivalents	368,375	—	—	—	5,962	(289)	—	—	5,673
Dividends to Class A common stockholders	—	—	—	—	—	(3,986)	—	—	(3,986)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(36)	(194)	(230)
Payroll taxes related to net settled restricted stock units	(82,645)	—	—	—	(2,268)	—	—	—	(2,268)
Balances, March 31, 2020	18,123,963	2	1	—	470,639	28,881	378	(399,822)	100,078
Net income	—	—	—	—	—	3,489	—	2,435	5,924
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,789)	(2,789)
Equity-based compensation expense and related dividend equivalents	—	—	—	—	2,812	—	—	—	2,812
Dividends to Class A common stockholders	—	—	—	—	—	(3,987)	—	—	(3,987)
Change in accumulated other comprehensive income	—	—	—	—	—	—	62	55	117
Other	—	—	—	—	—	2	—	—	2
Balances, June 30, 2020	18,123,963	2	1	—	473,451	28,385	440	(400,121)	102,157
Net income	—	—	—	—	—	3,553	—	3,171	6,724
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(5,000)	(5,000)
Equity-based compensation expense and related dividend equivalents	—	—	—	—	3,413	—	—	—	3,413
Dividends to Class A common stockholders	—	—	—	—	—	(3,988)	—	—	(3,988)
Change in accumulated other comprehensive income	—	—	—	—	—	—	36	34	70
Acquisitions	248,171	—	—	—	8,800	—	—	—	8,800
Other	—	—	—	—	—	1	—	—	1
Balances, September 30, 2020	18,372,134	$2	1	$—	$485,664	$27,951	$476	$(401,916)	$112,177

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2019	17,754,416	$2	1	$—	$460,101	$21,138	$328	$(402,294)	$79,275
Net income	—	—	—	—	—	4,409	—	3,848	8,257
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,693)	(2,693)
Equity-based compensation expense and related dividend equivalents	70,797	—	—	—	3,213	(42)	—	—	3,171
Dividends to Class A common stockholders	—	—	—	—	—	(3,740)	—	—	(3,740)
Change in accumulated other comprehensive income	—	—	—	—	—	—	36	33	69
Payroll taxes related to net settled restricted stock units	(17,265)	—	—	—	(713)	—	—	—	(713)
Balances, March 31, 2019	17,807,948	2	1	—	462,601	21,765	364	(401,106)	83,626
Net income	—	—	—	—	—	8,570	—	7,563	16,133
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,613)	(4,613)
Equity-based compensation expense and related dividend equivalents	1,740	—	—	—	182	(1)	—	—	181
Dividends to Class A common stockholders	—	—	—	—	—	(3,739)	—	—	(3,739)
Change in accumulated other comprehensive income	—	—	—	—	—	—	33	32	65
Payroll taxes related to net settled restricted stock units	(569)	—	—	—	(18)	—	—	—	(18)
Other	—	—	—	—	290	—	—	—	290
Balances, June 30, 2019	17,809,119	2	1	—	463,055	26,595	397	(398,124)	91,925
Net income	—	—	—	—	—	9,173	—	8,091	17,264
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,154)	(4,154)
Equity-based compensation expense and related dividend equivalents	30,278	—	—	—	(888)	(31)	—	—	(919)
Dividends to Class A common stockholders	—	—	—	—	—	(3,745)	—	—	(3,745)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(18)	(21)	(39)
Payroll taxes related to net settled restricted stock units	(3,678)	—	—	—	(105)	—	—	—	(105)
Other	—	—	—	—	183	—	—	—	183
Balances, September 30, 2019	17,835,719	$2	1	$—	$462,245	$31,992	$379	$(394,208)	$100,410

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$17,938	$41,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,572	16,694
Impairment charge - leased assets	7,902	—
Bad debt expense	4,024	3,420
Equity-based compensation expense	8,347	4,860
Deferred income tax expense	1,889	3,630
Fair value adjustments to contingent consideration	(105)	330
Other, net	209	1,193
Changes in operating assets and liabilities	(16,305)	(16,594)
Net cash provided by operating activities	43,471	55,187
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(4,575)	(10,093)
Acquisitions, net of cash acquired of $867k and $−, respectively	(10,627)	—
Restricted cash acquired with the Marketing Funds acquisition	—	28,495
Other	—	(1,200)
Net cash (used in) provided by investing activities	(15,202)	17,202
Cash flows from financing activities:
Payments on debt	(1,986)	(1,964)
Distributions paid to non-controlling unitholders	(10,566)	(11,460)
Dividends and dividend equivalents paid to Class A common stockholders	(12,250)	(11,298)
Payments related to tax withholding for share-based compensation	(2,268)	(836)
Net cash used in financing activities	(27,070)	(25,558)
Effect of exchange rate changes on cash	(30)	76
Net increase in cash, cash equivalents and restricted cash	1,169	46,907
Cash, cash equivalents and restricted cash, beginning of year	103,601	59,974
Cash, cash equivalents and restricted cash, end of period	$104,770	$106,881
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,638	$9,004
Net cash paid for income taxes	$3,963	$6,032
Payments pursuant to tax receivable agreements	$—	$2,854
Schedule of non-cash investing activities:
Class A shares issued as consideration for acquisitions	$8,800	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Balance Sheet at December 31, 2019, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2020 and the results of its operations and comprehensive income, cash flows and changes in its stockholders’ equity for the three and nine months ended September 30, 2020 and 2019. Interim results may not be indicative of full-year performance.

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

Annual Dues

The activity in the Company’s deferred revenue for annual dues is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets, and consists of the following in aggregate (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Nine Months Ended September 30, 2020	$15,982	$24,840	$(26,304)	$14,518

(a)	Revenue recognized related to the beginning balance was $2.4 million and $13.7 million for the three and nine months ended September 30, 2020, respectively.

Franchise Sales

The activity in the Company’s franchise sales deferred revenue accounts consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized(a)	Balance at end of period
Nine Months Ended September 30, 2020	$25,884	$6,029	$(7,130)	$24,783

(a)	Revenue recognized related to the beginning balance was $2.0 million and $6.6 million for the three and nine months ended September 30, 2020, respectively.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at	Expense	Additions to contract	Balance at end
	beginning of period	recognized	cost for new activity	of period
Nine Months Ended September 30, 2020	$3,578	$(1,076)	$1,142	$3,644

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
U.S.	$42,257	$42,013	$114,786	$125,437
Canada	5,898	5,886	15,833	17,128
Global	2,797	3,182	8,609	8,725
Total RE/MAX Franchising	50,952	51,081	139,228	151,290
U.S.	15,701	16,163	41,948	49,216
Canada	1,405	1,644	4,075	5,029
Global	184	227	554	621
Total Marketing Funds	17,290	18,034	46,577	54,866
Motto Franchising (a)	1,906	1,178	4,434	3,167
Other	925	1,248	3,313	4,777
Total	$71,073	$71,541	$193,552	$214,100

(a)	Revenue from the Motto Franchising segment is derived exclusively within the U.S.

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions in the U.S., Canada and Global (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Company-Owned Regions	$40,226	$39,693	$104,632	$115,423
Independent Regions	8,792	8,954	25,357	25,726
Global and Other	1,934	2,434	9,239	10,141
Total RE/MAX Franchising	50,952	51,081	139,228	151,290
Marketing Funds	17,290	18,034	46,577	54,866
Motto Franchising	1,906	1,178	4,434	3,167
Other	925	1,248	3,313	4,777
Total	$71,073	$71,541	$193,552	$214,100

Certain items in the table above have been reclassified in the three and nine months ended September 30, 2019 to conform with the current year presentation.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter	Total
Annual dues	$6,500	$8,018	$—	$—	$—	$—	$—	$14,518
Franchise sales	1,846	6,572	5,230	3,831	2,555	1,350	3,399	24,783
Total	$8,346	$14,590	$5,230	$3,831	$2,555	$1,350	$3,399	$39,301

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$89,135	$83,001
Restricted cash	15,635	20,600
Total cash, cash equivalents and restricted cash	$104,770	$103,601

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

Costs charged from RE/MAX Franchising to the Marketing Funds are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Technology development - operating	$2,721	$1,523	$9,414	$3,687
Technology development - capital	104	1,420	864	3,884
Marketing staff and administrative services	988	589	3,199	2,638
Total	$3,813	$3,532	$13,477	$10,209

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

The Company has made an accounting policy election not to recognize right-of-use (“ROU”) assets and lease liabilities that arise from any of its short-term leases. All leases with a term of 12 months or less at commencement, for which the Company is not reasonably certain to exercise available renewal options that would extend the lease term past 12 months, will be recognized on a straight-line basis over the lease term.

During the third quarter of 2020, the Company began executing on a plan to both refresh its corporate headquarters and sublease space made available through the refresh. As a result, the Company changed its asset grouping for its headquarters ROU asset to separate the portion that it intends to sublease from the portion it will continue to occupy and performed an impairment test on the portion it intends to sublease. Based on a comparison of undiscounted cash flows to the ROU asset, the Company determined that the asset was impaired, driven largely by the difference between the existing lease rate on the Company’s corporate headquarters and expected sublease rates available in the market. This resulted in an impairment charge of $7.9 million, which reflects the excess of the ROU asset over its fair value.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU“) 2018-15, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for

Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in the software licensing arrangements under the internal-use software guidance. ASU 2018-15 also clarifies that any capitalized costs should not be recorded to “Depreciation and amortization” in the Consolidated Statements of Income. The Company adopted this standard effective January 1, 2020 prospectively to all new implementation costs incurred after adoption. The amendments of ASU 2018-15 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The new guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. The relief is temporary and only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company believes the amendments of ASU 2020-04 will not have a significant impact on the Company’s consolidated financial statements and related disclosures as the Company does not currently engage in interest rate hedging of its LIBOR based debt, nor does it believe it has any material contracts tied to LIBOR other than its Senior Secured Credit Agreement, as defined in Note 8, Debt.

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	September 30, 2020		December 31, 2019
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.6%	12,559,600	41.3%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,372,134	59.4%	17,838,233	58.7%
Total common units in RMCO	30,931,734	100.0%	30,397,833	100.0%

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

	Three Months Ended September 30,
	2020			2019
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.2%	40.8%	100.0%	58.7%	41.3%	100.0%
Income before provision for income taxes(a)	$5,142	$3,633	$8,775	$12,152	$8,565	$20,717
Provision for income taxes(b)(c)	(1,589)	(462)	(2,051)	(2,979)	(474)	(3,453)
Net income	$3,553	$3,171	$6,724	$9,173	$8,091	$17,264

	Nine Months Ended September 30,
	2020			2019
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.0%	41.0%	100.0%	58.6%	41.4%	100.0%
Income before provision for income taxes(a)	$14,589	$9,896	$24,485	$29,438	$20,763	$50,201
Provision for income taxes(b)(c)	(4,916)	(1,631)	(6,547)	(7,286)	(1,261)	(8,547)
Net income	$9,673	$8,265	$17,938	$22,152	$19,502	$41,654

(a)	The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain relatively insignificant items recorded at RE/MAX Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, related primarily to tax liabilities in certain foreign jurisdictions.
(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes related primarily to tax liabilities in certain foreign jurisdictions directly incurred by RMCO or its subsidiaries. Otherwise, because RMCO is a flow-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Tax and other distributions	$2,277	$3,547
Dividend distributions	8,289	7,913
Total distributions to non-controlling unitholders	$10,566	$11,460

4. Earnings Per Share and Dividends

Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$3,553	$9,173	$9,673	$22,152
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,196,454	17,826,332	18,098,227	17,803,708
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,196,454	17,826,332	18,098,227	17,803,708
Add dilutive effect of the following:
Restricted stock	171,597	13,826	84,629	27,234
Weighted average shares of Class A common stock outstanding, diluted	18,368,051	17,840,158	18,182,856	17,830,942
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.20	$0.51	$0.53	$1.24
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.19	$0.51	$0.53	$1.24

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Nine Months Ended September 30,
	2020				2019
Quarter end declared	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to non-controlling unitholders
March 31	March 18, 2020	$0.22	$3,986	$2,763	March 20, 2019	$0.21	$3,740	$2,638
June 30	June 2, 2020	0.22	3,987	2,763	May 29, 2019	0.21	3,739	2,637
September 30	September 2, 2020	0.22	3,988	2,763	August 28, 2019	0.21	3,745	2,638
		$0.66	$11,961	$8,289		$0.63	$11,224	$7,913

On November 4, 2020, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share on all outstanding shares of Class A common stock, which is payable on December 2, 2020 to stockholders of record at the close of business on November 18, 2020.

5. Acquisitions

Technology Acquisitions

On September 10, 2020, the Company acquired The Gadberry Group, LLC (“Gadberry”) for $4.6 million in cash, net of cash acquired, and $5.5 million in Class A common stock, plus approximately $9.9 million of equity-based compensation, which will be accounted for as compensation expense in the future over two to three years (see Note 11, Equity-Based Compensation for additional information). In addition, the Company recorded a contingent consideration liability in connection with the purchase of Gadberry, which had an acquisition date fair value of $0.9 million, measured at the present value of the probability weighted consideration expected to be transferred. Gadberry is a location intelligence data company whose products have been instrumental in the success of the Company’s consumer website, www.remax.com. Founded in 2000, Gadberry specializes in building products that help clients solve geospatial challenges through location data. Gadberry plans to expand its non-RE/MAX clients while maintaining their contributions to the RE/MAX technology offering.

On August 25, 2020, the Company acquired Wemlo, Inc. (“wemlo”) for $6.1 million in cash, net of cash acquired, and $3.3 million in Class A in common stock, plus approximately $6.7 million of equity-based compensation, which will be accounted for as compensation expense in the future over three years (see Note 11, Equity-Based Compensation for additional information). Wemlo is a fintech company that has developed its cloud service for mortgage brokers, combining third-party loan processing services with an all-in-one digital platform.

The total purchase price was allocated to the assets and liabilities acquired based on their preliminary estimated fair values. The Company recorded $14.4 million in goodwill, of which approximately 50% is deductible for tax purposes, and $6.3 million in other intangibles as a result of these acquisitions.

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

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of September 30, 2020			As of December 31, 2019
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$180,867	$(104,802)	$76,065	$180,867	$(93,197)	$87,670
Other intangible assets:
Software (a)	4.4	$42,251	$(15,952)	$26,299	$36,680	$(9,653)	$27,027
Trademarks	8.3	2,311	(1,204)	1,107	1,904	(1,037)	867
Non-compete agreements	4.4	3,920	(2,479)	1,441	3,700	(1,546)	2,154
Training materials	5.0	2,400	(1,000)	1,400	2,400	(640)	1,760
Other	3.8	1,670	(493)	1,177	800	(293)	507
Total other intangible assets	4.6	$52,552	$(21,128)	$31,424	$45,484	$(13,169)	$32,315

(a)	As of September 30, 2020 and December 31, 2019, capitalized software development costs of $0.8 million and $10.5 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $6.4 million and $5.2 million for the three months ended September 30, 2020 and 2019, respectively, and $18.3 million and $15.5 million for the nine months ended September 30, 2020 and 2019, respectively.

The estimated future amortization expense for the next five years related to intangible assets is as follows (in thousands):

As of September 30, 2020:
Remainder of 2020	$7,271
2021	27,622
2022	21,004
2023	16,817
2024	14,150
Thereafter	20,625
$107,489

The following table presents changes to goodwill (in thousands), by segment:

	RE/MAX Franchising	Motto Franchising	Other	Total
Balance, January 1, 2020	$147,238	$11,800	$—	$159,038
Goodwill recognized from acquisitions	2,926	6,837	7,586	17,349
Effect of changes in foreign currency exchange rates	(85)	—	—	(85)
Balance, September 30, 2020	$150,079	$18,637	$7,586	$176,302

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Marketing Funds (a)	$41,709	$39,672
Accrued payroll and related employee costs	3,443	11,900
Accrued taxes	1,833	2,451
Accrued professional fees	1,895	2,047
Other	3,193	4,093
	$52,073	$60,163

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information.

8. Debt

Debt, net of current portion, consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Senior Secured Credit Facility	$225,600	$227,363
Other long-term financing(a)	139	362
Less unamortized debt issuance costs	(957)	(1,182)
Less unamortized debt discount costs	(699)	(862)
Less current portion(a)	(2,489)	(2,648)
	$221,594	$223,033

(a)	Includes financing assumed with the acquisition of booj. As of September 30, 2020, the carrying value of this financing approximates the fair value.

Maturities of debt are as follows (in thousands):

As of September 30, 2020
Remainder of 2020	$663
2021	2,414
2022	2,350
2023	220,312
$225,739

Senior Secured Credit Facility

In July 2013, the Company entered into a credit agreement with several lenders and administered by a bank, referred to herein as the “2013 Senior Secured Credit Facility.” In December 2016, the 2013 Senior Secured Credit Facility was amended and restated, referred to herein as the “Senior Secured Credit Facility.” The Senior Secured Credit Facility consists of a $235.0 million term loan facility which matures on December 15, 2023 and a $10.0 million revolving loan facility for which any loans outstanding must be repaid on December 15, 2021. As of September 30, 2020, the Company had no revolving loans outstanding under its Senior Secured Credit Facility. As of September 30, 2020, the interest rate on the term loan facility was 3.50%.

9. Fair Value Measurements

Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the 2019 Annual Report on Form 10-K.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	September 30, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$5,830	$—	$—	$5,830	$5,005	$—	$—	$5,005

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 60-80 franchises sold annually, with a weighted average of approximately 75. The model also assumes a discount rate of approximately 15%. A 10% reduction in the number of franchise sales would decrease the liability by $0.2 million. A 1% change to the discount rate applied to the forecast would change the liability by approximately $0.1 million. As of September 30, 2020, contingent consideration also includes an amount recognized in connection with the acquisition of Gadberry (see Note 5, Acquisitions for more information on this acquisition).

The Company measures these contingent consideration liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income and recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The table below presents a reconciliation of this liability (in thousands):

Total
Balance at January 1, 2020	$5,005
Fair value adjustments	(105)
Acquisitions - Gadberry	930
Balance at September 30, 2020	$5,830

The following table summarizes the carrying value and fair value of the Senior Secured Credit Facility (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$223,944	$222,216	$225,319	$227,363

10. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income is based on an estimate of the Company’s annualized effective income tax rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted which includes several significant business tax provisions. The Company recognized the effect of this change in tax law during the first quarter, which was not significant. The CARES Act provides a five-year carryback of net operating losses generated in tax years beginning after December 31, 2017 and before January 1, 2020. Based upon this change in law, any 2020 tax loss, if realized, will be able to be carried back five years.

11. Equity-Based Compensation

Employee equity-based compensation expense, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expense from time-based awards (a)	$3,040	$1,883	$7,535	$5,846
Expense from performance-based awards (a)(b)	374	(3,582)	844	(3,332)
Expense from bonus to be settled in shares (c)	—	687	—	2,505
Equity-based compensation capitalized	—	25	(32)	(159)
Equity-based compensation expense	$3,414	$(987)	$8,347	$4,860

(a)	Includes awards granted to booj, First, wemlo and Gadberry employees and former owners at the time of acquisition.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. The Company granted certain performance awards to booj employees that were modified in September 2019 to extend the due date resulting in a significant reversal of expense in the third quarter of 2019. These awards substantially vested on December 31, 2019 and have no comparable amounts in 2020.
(c)	In 2019, the Company revised its annual bonus plan so that a portion of the bonus for most employees would be settled in shares if the Company met certain performance metrics. The Company eliminated the 2020 corporate bonus plan as part of cost savings measures in connection with the COVID-19 pandemic.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2020	455,452	$46.15
Granted	769,750	$33.05
Shares vested (including tax withholding) (a)	(163,028)	$45.58
Forfeited	(14,778)	$37.20
Balance, September 30, 2020	1,047,396	$36.73

(a)	Pursuant to the terms of the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of September 30, 2020, there was $30.0 million of total unrecognized expense, all of which is related to unvested awards, which is expected to be recognized over the weighted-average remaining vesting period of 2.2 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2020	139,964	$45.31
Granted	205,188	$28.34
Shares vested (including tax withholding) (a)	(6,331)	$38.49
Forfeited	(8,629)	$39.77
Balance, September 30, 2020	330,192	$35.04

(a)	Represents the total participant target award.

As of September 30, 2020, there was $2.9 million of total unrecognized expense, all of which is related to unvested awards, which is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.

12. Commitments and Contingencies

In March 2019, a putative class action complaint was filed that, as amended, brings claims against National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc, RE/MAX, LLC, and Keller Williams Realty, Inc by plaintiff Christopher Moehrl in the Northern District of Illinois. The Company has since been named as a defendant in other cases that make similar allegations and seek similar relief. For convenience all of these lawsuits are collectively referred to as the “Moehrl-related suits.” The plaintiffs in the Moehrl-related suits allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, and that this results in inflated costs to buyers and/or sellers in violation of antitrust and other federal and state laws. Some actions allege that buyer brokers steered their clients toward listings offering those brokers higher compensation. The Moehrl-related suits further allege that the Company and other franchisor defendants use their agreements with franchisees to require them to follow the NAR rule. Plaintiffs seek damages from the defendants and an injunction against defendants requiring sellers to pay the buyer broker. The Company intends to vigorously defend against all of these claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar allegations.

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Continuing franchise fees (a)	$22,799	$24,096	$61,471	$72,191
Annual dues	8,638	8,835	26,304	26,508
Broker fees	15,457	13,292	35,327	35,339
Franchise sales and other revenue	4,058	4,858	16,126	17,252
Total RE/MAX Franchising	50,952	51,081	139,228	151,290
Continuing franchise fees	1,540	1,072	3,749	2,827
Franchise sales and other revenue	366	106	685	340
Total Motto Franchising	1,906	1,178	4,434	3,167
Marketing Funds fees (a)	17,290	18,034	46,577	54,866
Other	925	1,248	3,313	4,777
Total revenue	$71,073	$71,541	$193,552	$214,100

(a)	For the Nine Months ended September 30, 2020, Continuing franchise fees and Marketing Funds fees declined primarily due to the temporary COVID-19 related financial support programs offered to franchisees.

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Adjusted EBITDA: RE/MAX Franchising	$30,959	$29,134	$71,008	$83,299
Adjusted EBITDA: Motto Franchising	(176)	(652)	(1,495)	(2,112)
Adjusted EBITDA: Other	(448)	(324)	(730)	(157)
Adjusted EBITDA: Consolidated	30,335	28,158	68,783	81,030
Gain (loss) on sale or disposition of assets	11	10	33	(353)
Impairment charge - leased assets (a)	(7,902)	—	(7,902)	—
Equity-based compensation expense	(3,414)	987	(8,347)	(4,860)
Acquisition-related expense (b)	(1,021)	(181)	(1,915)	(268)
Fair value adjustments to contingent consideration (c)	(250)	15	105	(330)
Interest income	25	412	328	1,074
Interest expense	(2,159)	(3,089)	(7,028)	(9,398)
Depreciation and amortization	(6,850)	(5,595)	(19,572)	(16,694)
Income before provision for income taxes	$8,775	$20,717	$24,485	$50,201

(a)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building. See Note 2, Summary of Significant Accounting Policies for additional information.
(b)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(c)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements for additional information.

(a)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements (“financial statements”) and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes included in our most recent Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report on Form 10-K”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; the impact of the global coronavirus (“COVID-19”) pandemic on our results of operations, financial condition, liquidity and business, including agent count, revenues, expenses, operations, goodwill, income taxes and allowance for doubtful accounts; support that we offered to our franchisees, its effectiveness, and the implication of this support (or future support) to our revenue; our business model, revenue streams, cost structure, balance sheet, and financial flexibility; management of expenses and capital expenditures in response to the impacts of the COVID-19 pandemic, including the amounts and timing of anticipated reductions; revenue; operating expenses; financial outlook; our plans regarding dividends; non-GAAP financial measures; housing and mortgage market condition and trends; economic and demographic trends; competition; the anticipated benefits our technology initiatives; our anticipated sources and uses of liquidity including for potential acquisitions; and our strategic and operating plans and business models including our plans to re-invest in our business.

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

Impacts of COVID-19

The global economy and our business have been dramatically affected by the COVID-19 pandemic. We continue to monitor its impact on all aspects of our business. Our priority, with regard to COVID-19, continues to be the safety, health and well-being of our employees, networks, consumers and others with whom we partner in our business activities to continue our operations in this unprecedented environment.

Revenue impacts

The COVID-19 pandemic significantly slowed the amount of homebuying, selling and borrowing activity in the second quarter. After year-over-year transaction declines in April and May that averaged nearly 30% in Company-Owned Regions, the market improved significantly during the third quarter, with an average year-over-year transaction growth of approximately 10%.

In response to the COVID-19 pandemic, during the second quarter we offered our RE/MAX franchisees in Company-Owned Regions in the U.S. and Canada and our Motto Mortgage franchisees temporary financial relief options to support their businesses, which resulted in reductions of Continuing franchise fees and Marketing Funds fees of $7.0 million and $4.9 million in the second quarter, respectively. All North American relief programs ended in the second quarter, although small amounts continued into the third quarter for our global regions. At this time, we do not plan to offer further financial relief programs.

Expense and cash flow impacts

We also implemented a cost mitigation plan that included the elimination of the 2020 corporate bonus plan, the temporary suspension of the 401(k) match, travel and events, and the implementation of a hiring freeze. We deferred $3.3 million of capital expenditures originally expected to be incurred during the year and chose to defer payments pursuant to our Tax Receivable Agreements (“TRAs”) to later in the year upon final completion of our federal income tax returns.

Financial and Operational Highlights – Three Months Ended September 30, 2020

(Compared to the three months ended September 30, 2019, unless otherwise noted)

●	Acquired The Gadberry Group, LLC (“Gadberry”), a location intelligence data company and Wemlo, Inc. (“wemlo”), a fintech company that provides third-party mortgage loan processing services through its “Service Cloud” for mortgage brokers, combining third-party loan processing with an all-in-one digital platform.
●	Total agent count grew by 5.1% to 134,769 agents.
●	U.S. and Canada combined agent count decreased 0.3% to 83,802 agents.
●	Total open Motto Mortgage franchises increased 27.9% to 133 offices.
●	Revenue of $71.1 million, down 0.7% from the prior year.
●	Net income attributable to RE/MAX Holdings, Inc. of $3.6 million.
●	Adjusted EBITDA of $30.3 million and Adjusted EBITDA margin of 42.7% compared to Adjusted EBITDA of $28.2 million and Adjusted EBITDA margin of 39.4% from the prior year.

Execution of our strategy, and continued investment in our business alongside rebounding U.S. housing and mortgage markets helped our business recover quickly from coronavirus-related declines experienced in the second quarter of 2020. We were encouraged by the sequential increases in our key metrics of agent count, particularly in Company-owned regions, and Motto Mortgage franchise sales.

We continued to invest for long-term growth and completed the acquisitions of wemlo and Gadberry during the third quarter of 2020. The strategic acquisitions of wemlo and Gadberry tie directly into our strategy of adding value for the RE/MAX and Motto Mortgage networks while broadening and diversifying our revenue and growth opportunities. These acquisitions benefit our networks, strengthen our technology and data core, and create additional commercial possibilities. We are already investing in wemlo and Gadberry and currently expect these two acquisitions to adversely impact Adjusted EBITDA in a range of $1.0 million to $1.5 million in the fourth quarter of 2020 and become accretive in 2022.

Selected Operating and Financial Highlights

For comparability purposes, the following tables set forth our agent count, Motto open offices, franchise sales and results of operations for the periods presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our agent count for the periods ended October 31, 2020 and October 31, 2019. The period-to-period comparison of agent count, Motto open offices, franchise sales and financial results is not necessarily indicative of future performance.

	As of October 31,		Change	As of September 30,		Change
	2020	2019	%	2020	2019	%
Total agent count growth	5.9%	3.5%		5.1%	3.5%

Agent Count:
U.S.	62,403	62,675	(0.4)%	62,304	62,548	(0.4)%
Canada	21,710	21,571	0.6%	21,498	21,519	(0.1)%
U.S. and Canada Total	84,113	84,246	(0.2)%	83,802	84,067	(0.3)%
Outside U.S. and Canada	52,109	44,426	17.3%	50,967	44,191	15.3%
Network-wide agent count	136,222	128,672	5.9%	134,769	128,258	5.1%

Motto open offices (2)	134	106	26.4%	133	104	27.9%

				Nine Months Ended
				September 30,
				2020	2019
RE/MAX franchise sales (1)				633	651	(2.8)%
Motto franchise sales (2)				47	29	62.1%

(1)	Includes franchise sales in the U.S., Canada and global regions.
(2)	Excludes virtual offices and branchises.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total revenue	$71,073	$71,541	$193,552	$214,100
Total selling, operating and administrative expenses	$28,216	$24,468	$88,241	$84,081
Operating income	$10,815	$23,444	$31,260	$58,459
Net income attributable to RE/MAX Holdings, Inc.	$3,553	$9,173	$9,673	$22,152
Adjusted EBITDA (1)	$30,335	$28,158	$68,783	$81,030
Adjusted EBITDA margin (1)	42.7%	39.4%	35.5%	37.8%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Revenue:
Continuing franchise fees	$24,339	$25,168	$(829)	(3.3)%
Annual dues	8,638	8,835	(197)	(2.2)%
Broker fees	15,457	13,292	2,165	16.3%
Marketing Funds fees	17,290	18,034	(744)	(4.1)%
Franchise sales and other revenue	5,349	6,212	(863)	(13.9)%
Total revenue	$71,073	$71,541	$(468)	(0.7)%

Consolidated revenue decreased primarily due to previously announced agent recruiting initiatives that reduced both Continuing franchise fees and Marketing Funds fees for a limited period of time, partially offset by an increase in Broker fees, incremental revenue from acquisitions and growth of Motto.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to previously announced agent recruiting initiatives which waived Continuing franchise fees for a limited period of time partially offset by Motto expansion.

Broker Fees

Revenue from Broker fees increased primarily due to higher total transactions per agent and rising home prices, partially offset by declines in agent count in Company-Owned Regions.

Marketing Funds fees

Revenue from the Marketing Funds fees decreased primarily due to previously announced agent recruiting initiatives which waived Marketing Funds fees for a limited period of time.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to continued attrition of booj’s legacy customer base, lower approved supplier revenue and lower events revenue due to COVID-19, partially offset by incremental revenue from acquisitions. We expect the attrition of the booj legacy customer base to negatively impact the fourth quarter and full year 2020 by approximately $0.5 million and $2.0 million, respectively, as compared to the same period in the prior year.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Operating expenses:
Selling, operating and administrative expenses	$28,216	$24,468	$(3,748)	(15.3)%
Marketing Funds expenses	17,290	18,034	744	4.1%
Depreciation and amortization	6,850	5,595	(1,255)	(22.4)%
Impairment charge - leased assets	7,902	—	(7,902)	n/m %
Total operating expenses	$60,258	$48,097	$(12,161)	(25.3)%
Percent of revenue	84.8%	67.2%

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

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Selling, operating and administrative expenses:
Personnel	$16,613	$11,403	$(5,210)	(45.7)%
Professional fees	3,530	3,000	(530)	(17.7)%
Lease costs	2,296	2,168	(128)	(5.9)%
Other	5,777	7,897	2,120	26.8%
Total selling, operating and administrative expenses	$28,216	$24,468	$(3,748)	(15.3)%
Percent of revenue	39.7%	34.2%

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs increased due to higher equity-based compensation expense of $4.4 million (See Note 11, Equity-Based Compensation), increased headcount primarily from acquisitions and higher acquisition-related expenses, partially offset by the elimination of the 2020 corporate bonus plan and suspension of the 401(k) match.
●	Professional fees increased primarily due to an increase in legal fees related to the Moehrl-related suits (See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q) and acquisition related expenses. We expect approximately $0.5 million more in legal expenses in the fourth quarter of 2020 compared to the prior year period, and between $2.0 million and $2.5 million more in the year ended December 31, 2020 compared to the prior year because of this ongoing litigation.
●	Other selling, operating and administrative expenses decreased primarily due to lower travel and events expenses as part of our cost mitigation plan and additional training expenses for the launch of the booj technology platform in the prior year.

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to placing the booj Platform in service and new amortization related to our acquisitions.

Impairment charge - leased assets

During the third quarter of 2020, we began executing on a plan to both refresh our corporate headquarters and sublease space made available through the refresh. As a result, we performed an impairment test on the portion of our headquarters we intend to sublease and recognized an impairment charge of $7.9 million. See Note 2, Summary of Significant Accounting Policies for additional information about our leases.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Other expenses, net:
Interest expense	$(2,159)	$(3,089)	$930	30.1%
Interest income	25	412	(387)	(93.9)%
Foreign currency transaction gains (losses)	94	(50)	144	n/m
Total other expenses, net	$(2,040)	$(2,727)	$687	25.2%
Percent of revenue	2.9%	3.8%

Other expenses, net decreased primarily due to a decrease in interest expense as a result of decreasing interest rates on our Senior Secured Credit Facility (as defined in Note 8, Debt), partially offset by lower interest earnings on our cash balances from lower interest rates.

Provision for Income Taxes

Our effective income tax rate increased to 23.4% from 16.7% for the three months ended September 30, 2020 and 2019, respectively, primarily driven by the impact of lower pre-tax income compared to certain non-creditable foreign taxes which have not decreased. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 10, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $30.3 million for the three months ended September 30, 2020, an increase of $2.1 million from the comparable prior year period. Adjusted EBITDA increased primarily due to higher broker fees, lower travel and events expenses, lower bonus and 401(k) expense from our cost mitigation plan in response to the COVID-19 pandemic and Motto expansion, partially offset by previously announced agent recruiting initiatives and increased headcount primarily from acquisitions.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Revenue:
Continuing franchise fees	$65,220	$75,018	$(9,798)	(13.1)%
Annual dues	26,304	26,508	(204)	(0.8)%
Broker fees	35,327	35,339	(12)	(0.0)%
Marketing Funds fees	46,577	54,866	(8,289)	(15.1)%
Franchise sales and other revenue	20,124	22,369	(2,245)	(10.0)%
Total revenue	$193,552	$214,100	$(20,548)	(9.6)%

Consolidated revenue decreased primarily due to temporary COVID-19 related financial support initiatives the Company provided in the second quarter and, to a lesser extent, agent recruiting initiatives that reduced both Continuing franchise fees and Marketing Funds fees for a limited period of time.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to temporary COVID-19 related financial support initiatives and previously announced recruiting initiatives which waived Continuing franchise fees for a limited period of time, partially offset by Motto expansion.

Broker Fees

Revenue from Broker fees remained flat as agent count decreases in the Company-Owned regions in the U.S. and Canada and lower total transactions per agent during the second quarter in conjunction with the economic slowdown caused by COVID-19 were mostly offset by rising home prices.

Marketing Funds fees

Revenue from the Marketing Funds fees decreased primarily due to temporary COVID-19 related financial support initiatives and previously announced recruiting initiatives which waived Marketing Funds fees for a limited period of time.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to continued attrition of booj’s legacy customer base and lower approved supplier revenue, partially offset by incremental revenue from acquisitions.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Operating expenses:
Selling, operating and administrative expenses	$88,241	$84,081	$(4,160)	(4.9)%
Marketing Funds expenses	46,577	54,866	8,289	15.1%
Depreciation and amortization	19,572	16,694	(2,878)	(17.2)%
Impairment charge - leased assets	7,902	—	(7,902)	n/m %
Total operating expenses	$162,292	$155,641	$(6,651)	(4.3)%
Percent of revenue	83.8%	72.7%

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

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Selling, operating and administrative expenses:
Personnel	$47,419	$43,396	$(4,023)	(9.3)%
Professional fees	9,370	7,333	(2,037)	(27.8)%
Lease costs	6,899	6,603	(296)	(4.5)%
Other	24,553	26,749	2,196	8.2%
Total selling, operating and administrative expenses	$88,241	$84,081	$(4,160)	(4.9)%
Percent of revenue	45.6%	39.3%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel costs increased primarily due higher equity-based compensation expense of $3.5 million (See Note 11, Equity-Based Compensation), increased headcount primarily from acquisitions and higher acquisition-related expenses, partially offset by the elimination of the 2020 corporate bonus plan and suspension of the 401(k) match.
●	Professional fees increased primarily due to an increase in legal fees related to the Moehrl-related suits (See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q) and acquisition related expenses.
●	Other selling, operating and administrative expenses decreased primarily due to lower travel and events expenses as part of our cost mitigation plan, additional training expenses for the launch of the booj technology platform in the prior year and fair value adjustments of our contingent consideration liability (See Note 9, Fair Value Measurements), partially offset by an increase in bad debt expense driven by increasing our bad debt allowance for past-due receivables in light of COVID-19.

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to placing the booj Platform in service and new amortization related to our acquisitions.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Other expenses, net:
Interest expense	$(7,028)	$(9,398)	$2,370	25.2%
Interest income	328	1,074	(746)	(69.5)%
Foreign currency transaction gains (losses)	(75)	66	(141)	n/m
Total other expenses, net	$(6,775)	$(8,258)	$1,483	18.0%
Percent of revenue	3.5%	3.9%

Other expenses, net decreased primarily due to a decrease in interest expense as a result of decreasing interest rates on our Senior Secured Credit Facility partially offset by lower interest earnings on our cash balances from lower interest rates.

Provision for Income Taxes

Our effective income tax rate increased to 26.7% from 17.0% for the nine months ended September 30, 2020 and 2019, respectively, primarily due to (a) nonrecurring taxes arising from the conversion of First from a C Corporation to a flow-through entity (which is expected to provide long-term tax amortization benefits), and (b) the impact of lower pre-tax income compared to certain non-creditable foreign taxes which have not decreased.

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

Adjusted EBITDA was $68.8 million for the nine months ended September 30, 2020, a decrease of $12.2 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to revenue decreases from the temporary COVID-19 related financial support initiatives in the second quarter, increased headcount primarily from acquisitions and higher legal fees, partially offset by lower bonus and 401(k) expenses and lower travel and events expenses from cost mitigation steps in response to the COVID-19 pandemic.

Non-GAAP Financial Measures

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. GAAP, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: gain or loss on sale or disposition of assets and sublease, impairment charge on leased assets, equity-based compensation expense, acquisition-related expense, gain on reduction in tax receivable agreement (“TRA”) liability, expense or income related to changes in the estimated fair value measurement of contingent consideration and other non-recurring items.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the TRAs;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income is set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$6,724	$17,264	$17,938	$41,654
Depreciation and amortization	6,850	5,595	19,572	16,694
Interest expense	2,159	3,089	7,028	9,398
Interest income	(25)	(412)	(328)	(1,074)
Provision for income taxes	2,051	3,453	6,547	8,547
EBITDA	17,759	28,989	50,757	75,219
(Gain) loss on sale or disposition of assets	(11)	(10)	(33)	353
Impairment charge - leased assets (1)	7,902	—	7,902	—
Equity-based compensation expense	3,414	(987)	8,347	4,860
Acquisition-related expense (2)	1,021	181	1,915	268
Fair value adjustments to contingent consideration (3)	250	(15)	(105)	330
Adjusted EBITDA	$30,335	$28,158	$68,783	$81,030

(1)	Represents the impairment recognized on a portion of our corporate headquarters office building. See Note 2, Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements for additional information.
(2)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(3)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our agent base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by a number of factors including agents in the RE/MAX network, particularly in Company-Owned Regions. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues, including any declines in Continuing franchise fees driven by the temporary COVID-19-related financial support initiatives the Company introduced in April, and any similar programs offered by the Independent regions in the U.S. and Canada, as well as significant variability in Broker fees revenue due to home sale volatility during COVID-19;
(ii)	payment of selling, operating and administrative expenses;
(iii)	investments in technology and Motto;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments and related interest payments on our Senior Secured Credit Facility;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company; and
(ix)	payments to the TRA parties pursuant to the TRAs.

We have satisfied these needs primarily through our existing cash balances, cash generated by our operations and funds available under our Senior Secured Credit Facility.

Our liquidity has been impacted by the COVID-19 pandemic. Notwithstanding our cost mitigation plan and deferral of the payment under the TRA, our net cash provided by operating activities decreased from $55.2 million for the nine months ended September 30, 2019 to $43.5 million for the nine months ended September 30, 2020, primarily as a result of a decrease in revenue due to temporary COVID-19 related financial support initiatives. The future impact of the COVID-19 pandemic on our liquidity and financial condition is unknown, and its impact may be variable over time as government regulations, market conditions and consumer behavior changes positively or negatively in response to developments with respect to the pandemic. We may utilize our Senior Secured Credit Facility, and we may pursue other sources of capital that may include other forms of external financing, in order to increase our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from COVID-19.

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto the Senior Secured Credit Facility. The Senior Secured Credit Facility provides to RE/MAX, LLC $235.0 million in term loans and a $10.0 million revolving facility. Borrowings under the term loans and revolving loans accrue interest, at London Interbank Offered Rate (“LIBOR”), provided LIBOR shall be no less than 0.75% plus an applicable margin of 2.75%. As of September 30, 2020, the interest rate on the term loan facility was 3.50%. As of September 30, 2020, RE/MAX, LLC had $223.9 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility. The Company has not borrowed any additional term loans under its Senior Secured Credit Facility. If the Company had any loan or other amounts outstanding under the revolving facility, the Senior Secured Credit Facility would require compliance with a leverage ratio and an interest coverage ratio as defined in the Senior Secured Credit Facility at the end of each calendar quarter on a trailing twelve-month basis. No loans or other amounts were outstanding under the revolving facility, and therefore, the Company is not currently subject to the leverage ratio and the interest coverage ratio. See our 2019 Annual Report on Form 10-K for more information.

The Senior Secured Credit Facility requires RE/MAX, LLC, among other requirements, to repay term loans and reduce revolving commitments with 50% of excess cash flow (as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s total leverage ratio as defined in the Senior Secured Credit Facility is in excess of 3.25:1. If the total leverage ratio as of the last day of such fiscal year is less than 3.25:1 but above 2.75:1, the repayment percentage is 25% of excess cash flow and if the total leverage ratio as of the last day of such fiscal year is less than 2.75:1, no repayment from excess cash flow is required. Any such payment would be due no later than March 31, 2021. As of September 30, 2020, the aforementioned leverage ratio for RE/MAX LLC on a trailing twelve-month basis is less than 2.0:1.

As needs arise, we may seek additional financing in the public capital markets. On October 15, 2019 we filed a registration statement on Form S-3 (“shelf registration”) allowing for the sale of up to $400 million in additional financing. The SEC declared the shelf registration effective on December 30, 2019.

Sources and Uses of Cash

As of September 30, 2020 and December 31, 2019, we had $89.1 million and $83.0 million, respectively, of cash and cash equivalents, of which approximately $2.6 million and $0.9 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Change
Cash provided by (used in):
Operating activities	$43,471	$55,187	$(11,716)
Investing activities	(15,202)	17,202	(32,404)
Financing activities	(27,070)	(25,558)	(1,512)
Effect of exchange rate changes on cash	(30)	76	(106)
Net change in cash, cash equivalents and restricted cash	$1,169	$46,907	$(45,738)

Operating Activities

Cash provided by operating activities decreased primarily as a result of:

●	a decrease in Adjusted EBITDA of $12.2 million;
●	payment of certain employee related accruals of $6.1 million;
●	partially offset by $4.9 million in tax payment deferrals including a decrease in taxes payable due to lower taxable income; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2020 the change in cash (used in) provided by investing activities was primarily the result of restricted cash acquired in connection with the acquisition of the Marketing Funds during 2019 versus the cash used in the acquisitions of wemlo and Gadberry, as well as lower capitalizable investments in technology as compared to the prior year.

Financing Activities

During the nine months ended September 30, 2020 cash used in financing activities increased primarily due to an increase in payments related to tax withholding for share-based compensation, primarily due to half of the corporate bonus plan being settled in stock, and an increase in dividends per Class A share and non-controlling unit to $0.22 per share/unit during each of the first three quarters of 2020 as compared to $0.21 per share/unit for the first three quarters of 2019, partially offset by decreases in tax distributions paid to non-controlling unitholders.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $4.6 million and $10.1 million during the nine months ended September 30, 2020 and 2019, respectively. These amounts primarily relate to investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2020 are now expected to be between $8 million and $11 million versus $17 million and $19 million at the beginning of the year as a result of deferring large portions of our corporate headquarters remodel and lower capitalizable investments. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared and we paid quarterly cash dividends of $0.22 per share on all outstanding shares of Class A common stock during the first three quarters of 2020, as disclosed in Note 4, Earnings Per Share and Dividends to the accompanying unaudited condensed consolidated financial statements. On November 4, 2020, our Board of Directors declared a quarterly cash dividend of $0.22 per share on all outstanding shares of Class A common stock, which is payable on December 2, 2020 to stockholders of record at the close of business on November 18, 2020. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Required distributions for taxes and pro rata distributions as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$2,277	$3,547
Dividend distributions	8,289	7,913
Total distributions to RIHI	10,566	11,460
Payments pursuant to the TRAs (a)	—	2,854
Total distributions to RIHI and TRA payments	$10,566	$14,314

(a)	In connection with capital preservation measures taken in response to the COVID-19 pandemic, in 2020 we deferred the payments pursuant to our TRAs to the fourth quarter upon final completion of our federal income tax returns.

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows. See Note 12, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of September 30, 2020.

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

Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables. The allowance for doubtful accounts is based primarily on historical experience and the credit quality of specific accounts, but also on general economic conditions. Estimating our allowance for doubtful accounts became more challenging given the COVID-19 pandemic. We placed more emphasis on current economic conditions and the impact they may have on amounts unpaid. Should the severity of the pandemic worsen or the housing market take another downturn similar to what we experienced in April and May 2020, then we may need to increase our allowance for doubtful accounts.

Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2019 Annual Report on Form 10-K for which there were no material changes, included:

●	Franchise Agreements and Other Intangible Assets
●	Purchase Accounting for Acquisitions
●	Income Tax Accounting
●	Deferred Tax Assets and TRA Liability
●	Motto Goodwill and Contingent Consideration
●	General Litigation Matters

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At September 30, 2020, $225.6 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of September 30, 2020, the interest rate was 3.50%. If LIBOR rises such that our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the three and nine months ended September 30, 2020, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $0.3 million and $0.7 million, respectively.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2020 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has spread across the globe and is impacting economic activity worldwide. The pandemic poses significant risks to our business and our employees, franchisees, agents, and loan originators.

The COVID-19 pandemic has negatively impacted our business and that of our franchisees. The pandemic poses the risk of an extended disruption to our business, that of our franchisees and other business partners, and housing and mortgage markets generally, due to the impact of the disease itself, actions intended to limit or slow its spread, and other factors. These include restrictions on travel or transportation, social distancing requirements, limitations on the size of gatherings, policies that ban or severely limit in-person showings of properties, closures of work facilities, schools, public buildings and businesses, cancellation of events, curtailing other activities, quarantines and lock-downs.

In addition, our results are tied to the residential real estate and mortgage markets. Disruptions related to the COVID-19 pandemic resulted in a downturn in the residential real estate and mortgage markets and future developments related to COVID-19 may cause further disruptions to the economy and real estate and mortgage markets that may negatively impact our business. Such disruptions may include a downturn in economic conditions generally, declines in consumer confidence and spending, and tightening of credit or instability in the financial markets. These same factors may impair the ability of our franchisees (a) to continue their operations resulting in larger numbers of failures and (b) to pay the fees that are due to us under their franchise agreements. We provided financial support to our franchisees during this time, which resulted in a decline in our revenues during the nine months ended September 30, 2020. We are unable to estimate the effectiveness of that support on the ongoing financial health and stability of our franchisees, whether we will determine to offer support in future periods as the COVID-19 pandemic continues to evolve, or the ultimate effect of such support on our results of operations and financial condition.

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

The duration and magnitude of the impact from the COVID-19 pandemic depends on future developments that cannot be predicted at this time. There remains significant uncertainty regarding the continuing impact of COVID-19 on our business and the overall economy as a whole throughout the world, including in the United States and Canada. In particular, there is significant concern regarding the possibility of additional waves of COVID-19 cases that could cause state and local governments to reinstate more restrictive measures, which could impact our business and housing markets. There is also uncertainty regarding how the housing market will respond to any reduction in the health risks relating to COVID-19 in the future for example as a result of viable treatment options or a vaccine.

The Company has already experienced significant disruption to its business as a result of the COVID-19 pandemic and such disruptions may continue, particularly if ongoing mitigation actions by government authorities remain in place for a significant amount of time. For example, our liquidity has been impacted by the COVID-19 pandemic. Notwithstanding our cost mitigation plan and deferral of the payment under the TRA, our net cash provided by operating activities decreased from $55.2 million for the nine months ended September 30, 2019 to $43.5 million for the nine months ended September 30, 2020, primarily as a result of a decrease in revenue due to temporary COVID-19 related financial support initiatives. The future impact of the COVID-19 pandemic on our liquidity and financial condition is unknown, and its impact may be variable over time as government regulations, market conditions and consumer behavior changes in response to developments with respect to the pandemic. Notwithstanding any mitigation actions, sustained material revenue declines relating to this crisis could impact our financial condition, results of operations, stock price and ability to access the capital markets. Substantial declines in our profitability could trigger the excess cash flow requirements of our Senior Secured Credit Facility (described above in Item 2) requiring us to make incremental principal payments that would not otherwise be required.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 25, 2020, the Company acquired all of the equity interests in wemlo. A portion of the consideration for the acquisition was the issuance by the Company to the founders of wemlo of 91,097 shares of Class A common stock. The shares of common stock issued to the founders in connection with the acquisition were offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act.

On September 10, 2020, the Company acquired all of the equity interests in Gadberry. A portion of the consideration for the acquisition was the issuance by the Company to the founders of Gadberry of 157,074 shares of Class A common stock. The shares of common stock issued to the founders in connection with the acquisition were offered and sold in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	November 5, 2020	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2020	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)