Form 10-K
period 2020-12-31
RE/MAX Holdings, Inc.
filed 2021-02-25
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36101

RE/MAX Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0937145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5075 South Syracuse Street Denver, Colorado	80237
(Address of principal executive offices)	(Zip code)

Registrants’ telephone number, including area code: (303) 770-5531

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	RMAX	New York Stock Exchange

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates (based on the closing price on June 30, 2020, as reported on the New York Stock Exchange) was approximately $554.4 million. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 31, 2021, there were 18,576,222 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

RE/MAX HOLDINGS, INC.

2020 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to:

●	our expectations regarding consumer trends in residential real estate transactions;
●	our expectations regarding overall economic and demographic trends, including the health of the United States (“U.S.”) and Canadian residential real estate markets, and how they affect our performance;
●	our strategies for growing our RE/MAX and Motto Mortgage brands, including (a) increasing RE/MAX agent count, increasing the number of closed transaction sides and transaction sides per RE/MAX agent, and (b) increasing the number of open Motto Mortgage offices;
●	the anticipated benefits of our technology initiatives;
●	the continued strength of our brands both in the U.S. and Canada and in the rest of the world;
●	the pursuit of future acquisitions and the anticipated benefits of past acquisitions, including the future performance of businesses we have acquired;
●	our intention to pay dividends;
●	our future financial performance including our ability to appropriately forecast;
●	the effects of laws applying to our business and our future compliance with laws;
●	our ability to retain our senior management and other key employees;
●	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our technology;
●	our ability to effectively implement and account for changes in tax laws;
●	the anticipated outcome of the Moehrl-related suits, including any risks or uncertainties with regard to any favorable or unfavorable judgements and implications to our industry.

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

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages in the U.S. under the Motto Mortgage brand (“Motto”). We also sell ancillary products and services, primarily technology, to our franchise networks and, in certain instances, we commercialize those offerings outside our franchise networks. We organize our business based on the services we provide in Real Estate, Mortgage and our collective franchise marketing operations, known as the Marketing Funds. RE/MAX and Motto are 100% franchised—we do not own any of the brokerages that operate under these brands. We focus on enabling our networks’ success by providing powerful technology, quality education and training, and valuable marketing to build the strength of the RE/MAX and Motto brands. We support our franchisees in growing their brokerages, although, they fund the cost of developing their brokerages. As a result, we maintain a low fixed-cost structure which, combined with our recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Our History

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

Our Brands

RE/MAX. The RE/MAX strategy is to sell franchises and help those franchisees recruit and retain the best agents. The RE/MAX brand is built on the strength of our global franchise network, which is designed to attract and retain the best-performing and most experienced agents by maximizing their opportunity to retain a larger portion of their commissions. Some RE/MAX affiliates may also sell luxury real estate under The RE/MAX Collection® brand and commercial real estate under the RE/MAX Commercial® brand. As a result of our unique agent-centric approach, we have established a nearly 50-year track record of helping millions of homebuyers and sellers achieve their goals, creating several competitive advantages in the process:

●	Leading agent productivity. RE/MAX agents are, on average, substantially more productive than the industry average. RE/MAX agents at large brokerages on average outsell competing agents more than two-to-one in both the 2020 REAL Trends 500 survey of the largest participating U.S. brokerages and the RISMedia 2020 Power Broker Top 1,000 survey.

2019 U.S. Transactions Per Agent (Large Brokerages Only) (1)

(1) Transaction sides per agent are calculated by RE/MAX based on 2020 REAL Trends 500 data, citing 2019 transaction sides for the 1,711 largest participating U.S. brokerages.
●	Technology, Tools and Training. In the U.S., we introduced the powerful booj Platform in 2019, a fully integrated technology platform custom-built for RE/MAX's unique entrepreneurial culture and expect to expand our technology offerings to certain RE/MAX affiliates in Canada in 2021 and subsequently to the RE/MAX network globally. We are enhancing the platform over time including, securing the location intelligence data that powers the platform with the acquisition of The Gadberry Group (“Gadberry”) in 2020 and integrating premium offerings to drive enhanced lead generation opportunities with the acquisition of First in 2019. We also provide agents and brokers the tools to help maximize their productivity through approved supplier arrangements and top-quality education and training.
●	Leading market share. Nobody in the world sells more real estate than RE/MAX, as measured by residential transaction sides.
●	Leading brand awareness. The RE/MAX brand has the highest level of unaided brand awareness in residential real estate in the U.S. and Canada according to a consumer study conducted by MMR Strategy Group. Our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world.
●	Leading global presence. We have a growing global presence and our agent count outside the U.S. and Canada continues to increase. Today, the RE/MAX brand has over 135,000 agents operating in over 8,000 offices, and a presence in more than 110 countries and territories—a global footprint bigger than any other real estate brokerage brand in the world.

The following summarize key statistics for the RE/MAX brand:

137,792 Agents	8,664 Offices	119 Countries and Territories

As of December 31, 2020

Motto Mortgage. The Motto Mortgage franchise model offers U.S. real estate brokers, real estate professionals, mortgage professionals and other investors access to the mortgage brokerage business. Motto is highly complementary to our RE/MAX real estate business and is designed to help Motto franchise owners comply with complex mortgage regulations. Motto franchisees offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at offices near each other. Further, Motto loan originators provide homebuyers with financing choices by providing access to a variety of quality loan options from multiple leading wholesale lenders. In addition, Motto provides powerful technology to its franchisees that simplifies the mortgage process. Motto franchisees are mortgage brokers and not mortgage bankers. Likewise, we franchise the Motto system and are not lenders or brokers.

Motto’s revenue model consists of fixed, contractual fees paid monthly by the broker on a per-office basis for being a part of the Motto network and for use of the Motto brand and technology, and from sales of individual franchises. Motto Mortgage has grown to over 125 offices across more than 30 states and we expect Motto to continue to grow as we sold more Motto franchises in 2020 than we did in 2019. In 2020 we acquired wemlo, an innovative fintech company that developed the first cloud service for mortgage brokers, combining third-party loan processing with an all-in-one digital platform to add to our mortgage value proposition.

Number of Open Motto Offices (1)

(1)	only includes full physical Motto offices; excludes virtual offices and Branchises (as defined below)

Industry Overview and Trends

With approximately 95% of our revenue coming from our real estate franchising operations in the U.S. and Canada, and 100% of our Motto revenues being in the U.S., macro developments in the U.S. and Canadian real estate markets significantly influence our business.

The U.S. and Canadian Real Estate Industries are Large Markets. The residential real estate markets in the U.S. and Canada are approximately $2.0 trillion and $0.3 trillion, respectively, based on 2020 sales volume data from the National Association of Realtors (“NAR”), the U.S. Census Bureau and the Canadian Real Estate Association (“CREA”).

The Residential Real Estate Industry is Cyclical in Nature. The residential real estate industry is cyclical in nature but has shown strong long-term growth. As illustrated below, the number of existing home sales transactions in the U.S. and Canada has generally increased during periods of economic growth:

U.S. Existing Home Sales

U.S. Housing Trends. As we entered 2020, the U.S. housing market started strong as the growth in home sales transactions continued despite ongoing constraints related to shrinking inventory and affordability; however, during the second quarter, the COVID-19 pandemic caused homes sales to decline. After the pandemic’s initial impact, the housing market quickly rebounded in the second half of 2020 with full year existing home sales ending at its highest level since 2006. This momentum, according to NAR, is likely to carry into 2021 despite the continued constraints related to housing inventory and affordability. NAR’s January 2021 forecast has called for existing home sales to increase an average of 15.1% in 2021 compared to 2020 as sellers are expected to take advantage of favorable interest rates, greater mobility of working remotely and potential gains in construction that may help increase the availability of housing.

Canadian Existing Home Sales

Canadian Housing Trends. Similar to the U.S. the Canadian housing market also experienced declines in the first half of 2020 due to the COVID-19 pandemic; however, during the second half of 2020, it quickly rebounded as the number and pace of existing home sales accelerated. This strength of the Canadian housing market is expected to continue in 2021; however, ongoing inventory shortages continue to present challenges for homebuyers and put upward pressure on home prices. CREA projects the average residential sale price for Canada will increase 9.1% in 2021, which indicates that the desire for home ownership remains strong and according to the 2021 RE/MAX Canadian Housing Market Outlook Report, 52% of Canadians see real estate as one of the best investment options in 2021.

Favorable Long-Term Demand. We believe long-term demand for housing in the U.S. and Canada is driven by many factors including the economic health of the domestic economy, demographic trends, affordability, interest rates and local factors such as demand relative to supply. We also believe the residential real estate market in the U.S. and Canada will benefit from fundamental demographic shifts over the long term, including:

●	An increase in demand from rising household formations, including as a result of immigration, population growth, wealth accumulation and wage growth of minorities. According to The State of the Nation’s Housing Report 2020 compiled by the Joint Center for Housing Studies of Harvard University (the “JCHS Report”), U.S. household formations are projected to reach 12.0 million between 2018 and 2028. Likewise, the U.S. Census Bureau projects that the U.S. will continue to experience long-term population growth and predicts net immigration of 25 million individuals from 2016 to 2060. In addition, the U.S. Census Bureau projects the U.S. total population to grow by more than 81 million people by 2060. And in Canada, Statistics Canada reports that Canada has the highest annual population growth rate of G7 nations and expects the nation’s population to grow by more than 40 million people by 2068 even in its low-growth scenario.
●	An increase in demand from lifestyle and generational shifts. The COVID-19 pandemic has resulted in a substantial increase in homebuying activity in the second half of 2020. Some industry experts believe this is also an indication of shifts in the way people live and work that could support housing demand longer term. Also, the millennial generation is moving into their prime home-buying years as they form households just as many retirement age homeowners from the “baby boom” generation may be likely to take advantage of improved housing market conditions in order to sell their existing residences and retire in new areas of the country or purchase smaller homes.
●	Pent-up demand from supply shortages. Supplies of single-family homes for sale remain relatively scarce, particularly at the lower-cost end of the spectrum. Single family construction that continues to lag demand and ongoing decline in residential mobility rates are likely contributors to the low level of supply, according to the JCHS Report. Additionally, while affordability pressures have eased, the JCHS Report notes this issue remains widespread, a long-term trend which has not been solved, and has been exacerbated by the COVID-19 pandemic. Canada is faced with similar challenges with Statistics Canada noting more than 5% or more than 700,000 households are in housing that is not suitable for their needs and nearly 20% of households do not report being satisfied with their housing. Should these supply constraints be remedied, we believe the real estate industry would see a substantial benefit.

Notable Real Estate Trends. Notable trends impacting residential real estate brokers and agents include:

●	Almost 90% of all U.S. homebuyers and sellers use an agent – About 88% of sellers and purchasers were represented by a real estate agent in 2020, according to NAR data. These figures have climbed over the last decade and a half—a period of time during which technology has materially changed the typical home-buying or selling transaction:

Percentage of Home Buyers and Sellers Using an Agent

Source: NAR Profile of Home Buyers and Sellers

●	Competition for agents and listings remains fierce – Competition for agents and listings has always been fierce, and today is no different—especially highly productive agents. Franchisors and brokers are continually refining and fine-tuning their economic models in order to craft what they believe to be the most compelling value proposition in order to attract and retain the most productive agents and to capture consumer listings. The year 2020 remained heated in this regard as many well-financed competitors continued to offer a wide variety of business models. See Competition for additional discussion.
●	The importance of technology continues to increase – We believe industry market participants will continue to focus on technology investments as evidenced by increased capital flowing into the industry. We believe mobile platforms, artificial intelligence and predictive analytics are increasingly becoming a point of focus as the industry looks to use technology to simplify and streamline the process of lead cultivation and completing transactions. In response, many established brokers are favoring proprietary technology as opposed to purchasing it from third parties.
●	Competitive new business models increase amid high level of investment in new residential real estate strategies – While the majority of home buyers and sellers still use agents, the number of alternate business models continues to expand, including iBuyers, discounters and technology driven platforms. Furthermore, investments into these alternate models, continues to increase. This trend has continued as investors are looking to make more aspects of the real estate industry digital. The COVID-19 pandemic has accelerated the focus on alternative web-based platforms and other new competitive residential real estate strategies.

The Long-Term Value Proposition for Real Estate Brokerage Services. We believe the traditional agent-assisted business model, especially those supported by professional and highly productive agents, compares favorably to alternative models of the residential brokerage industry. We believe full-service brokerages are best suited to address many of the key characteristics of real estate transactions, including:

(i)	the complexity and large monetary value involved in home sale transactions,
(ii)	the infrequency of home sale transactions,
(iii)	the high price variability in the home market,
(iv)	the intimate local knowledge necessary to advise clients in a fiduciary capacity in general and as it relates to unique neighborhood characteristics,
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

The Long-Term Value Proposition for Mortgage Brokerage Services. Likewise, we believe mortgage brokers provide choice and a valuable “concierge” service for consumers. Mortgage brokers are familiar with the latest loan programs and choices available through various wholesale lenders. A professional mortgage broker can introduce consumers to loan programs from several lenders, providing choice and information that consumers may be unlikely to locate on their own. In 2020, the percentage of mortgage originations handled by mortgage brokerages continued to grow but remained below average historical levels, which we believe shows potential for continued growth in the mortgage brokerage channel. As interest rates fell to historic lows in 2020, refinance volumes across the mortgage industry and within the mortgage brokerage channel soared. As demand for refinance activity wanes in 2021, increased demand in purchase originations could occur given the potential for strong housing demand, which we believe would benefit the mortgage brokerage channel.

Total Mortgage Originations

Source: Inside Mortgage Finance Publications, Inc. Copyright © 2021 Used with permission.

Purchase-money mortgage originations (loans that arise during the purchase of a property) correlate to the overall number of home sales and home prices. Home purchases are driven primarily by the buyer’s personal and professional circumstances, whereas refinances depend mainly upon interest rates.

According to Federal Home Loan Mortgage Corporation (known as “Freddie Mac”), purchase-money originations are expected to increase gradually in the next few years. As compared to competitors, Motto has a significantly higher ratio of purchase-money mortgage originations to refinances. We believe that the expected increase in purchase-money originations could provide a growth opportunity for Motto franchisees.

Purchase Mortgage Originations

Our Franchise Model and Offering

Introduction to Franchising. Franchising is a distributed model for licensing the use of the franchisor’s brand and technology, tools, and training. In return, the franchisee retains ownership and sole responsibility for the local business and its risks, and therefore a substantial portion of the profits it generates. The successful franchisor provides its franchisees: i) a unique product or service offering; ii) a distinctive brand name, and, as the system gains market share, the favorable consumer recognition that brand comes to symbolize; and iii) technology, tools and training to help franchisees operate their business effectively, efficiently and successfully. Because franchising involves principally the development and licensing of intellectual property, and the costs of retail space and employees are borne by the individual unit owner, it has a low fixed-cost structure typified by high gross margins, allowing the franchisor to focus on innovation, franchisee training and support, and marketing to grow brand reputation.

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

Residential mortgage brokerages typically realize revenue by charging fees for their service, which are based on a percentage of the mortgage loan amount. The mortgage brokerage industry generally benefits from periods of increasing home sales activity and rising home prices, as this generally results in increased purchase-money mortgage originations and periods when homeowners refinance to take advantage of lower interest rates. The mortgage brokerage industry is usually adversely impacted in periods of decreasing home sales activity, as this results in fewer purchase-money mortgage originations, and periods of less favorable interest rates, making homeowners less likely to refinance.

The RE/MAX “Agent-Centric” Franchise Offering. We believe that our “agent-centric” approach is a compelling offering in the real estate brokerage industry, and it enables us to attract and retain highly productive agents and motivated franchisees to our network and drive growth in our business and profitability. Our model maximizes our agents’ productivity by providing the following combination of benefits to our franchisees and agents:

●	High Agent Commission Split and Low Franchise Fees. The RE/MAX high commission split concept is a cornerstone of our model and, although not unique, differentiates us in the industry. That differentiation is most evident when our brand advantages and services are factored in as part of the concept. We recommend to our franchisees an agent-favorable commission split of 95%/5%, in exchange for the agent paying fixed fees to share the overhead and other costs of the brokerage. This model allows high-producing agents to earn a higher commission compared to traditional brokerages where the broker often takes 20% to 40% of the agent’s commission, and it provides brokers with the resources to offer key services and support to their agents.
●	Affiliation with the Leading Brand in Residential Real Estate. With number one market share in the U.S. and Canada combined as measured by total residential transaction sides completed by RE/MAX agents, and leading unaided brand awareness in the U.S. and Canada, according to a consumer study by MMR Strategy Group, we reinforce brand awareness through marketing and advertising campaigns that are supported by our franchisees’ and agents’ local marketing.

●	Entrepreneurial, High-Performance Culture. Our brand and the economics of our model generally attract driven, professional, entrepreneurially minded franchisees, and we allow them autonomy to run their businesses independently, including the freedom to set commission rates and oversee local advertising aligned with RE/MAX standards.
●	Powerful Technology and Marketing Tools. We believe we offer industry-leading technology, which is highlighted by our proprietary booj Platform, First mobile app, and our enhanced consumer facing app and remax.com website supplemented by Gadberry data. The highly customized booj Platform integrates a suite of digital products that empower high-producing agents, brokers and teams to proactively establish, manage and grow client relationships. With Customer Relationship Management (“CRM”) at the core of this ecosystem, the booj Platform utilizes deal management and lead cultivation tools to streamline the work of agents from lead generation to post-close nurturing and beyond, while integrating key partnerships that are widely adopted across the industry. The First mobile app leverages data science, machine learning and human interaction to help real estate professionals better leverage the value of their personal network. The 2020 acquisition of Gadberry secured key data for our platforms and created additional revenue opportunities for sales outside our traditional customer base, synergizing existing RE/MAX data with Gadberry data to create new data products.
●	RE/MAX University® Training Programs. RE/MAX University offers on-demand access to industry information and advanced training in areas such as distressed properties, luxury properties, senior clients, buyer agency and many other specialty areas of real estate.
●	RE/MAX Marketing and Promotion. We believe the widespread recognition of the RE/MAX brand and our iconic red, white and blue RE/MAX hot air balloon logo and property signs is a key aspect of our value proposition to agents and franchisees. Representing the majority of our Marketing Funds activities, a variety of advertising, marketing and promotion programs build our brand and generate leads for our agents, including leading websites such as remax.com, advertising campaigns using television, digital marketing, social media, print, billboards and signs, and appearances of the well-known RE/MAX hot air balloon.

Event-based marketing programs, sponsorships, sporting activities and other similar functions also promote our brand. These include our support, since 1992, for Children's Miracle Network Hospitals® in the U.S. and Children's Miracle Network® in Canada, to help sick and injured children. Through the Miracle Home® program, participating RE/MAX agents donate to Children's Miracle Network Hospitals once a home sale transaction is complete.

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

The Motto Mortgage Franchise Offering. Through our Motto business, we are a mortgage brokerage franchisor, not a lender or mortgage brokerage. Our franchisees are brokers, not lenders, and so neither we nor our franchisees fund or service any loans. As a franchisor, we help our Motto franchisees establish independent mortgage brokerage companies, with a model designed to comply with complex regulations, essentially providing a "mortgage brokerage in a box". This model not only creates an ancillary business opportunity for current real estate brokerage firms, but also offers opportunities for mortgage professionals seeking to open their own businesses and other independent investors interested in financial services. The Motto Mortgage model offers value to our franchisees by offering:

●	Setup Guidance. We guide owners through every step of the setup process.
●	Compliance, Training, and Support. We provide robust compliance support, including examination assistance and a system built with transparency in mind. To help each franchise owner, we provide support structures that allow them to spend their time getting more business.
●	Access to multiple lenders. Motto Mortgage franchisees work with a pre-vetted group of wholesale lenders to streamline the shopping process and to provide customers with competitive choices.
●	Technology. We’ve seamlessly integrated industry leading systems into one, time-saving technological ecosystem including best in class mortgage origination, CRM and marketing platforms. The 2020 acquisition of wemlo combined third-party loan processing capabilities with an all-in-one digital platform.
●	Franchising Expertise. As a member of a family of companies with over 45 years of franchising experience, we provide best practices to franchisees.

Our Motto Mortgage brokerage franchisor, Motto Franchising, LLC, offers seven-year agreements with franchisees. Motto sells franchises directly throughout the U.S. as there are no regional franchise rights in the Motto system. Our customers are both RE/MAX and non-RE/MAX real estate brokers, real estate professionals, independent mortgage professionals and other investors seeking access to the mortgage brokerage business. We are also in the early stages of offering supplemental franchising models in which Motto offers brokers with an existing Motto franchise the ability to expand their physical and/or virtual presence for a reduced contractual fee (aka “Branchise”). The aim of these new models is to give franchisees the flexibility to expand their business to places where it would not have been feasible to support a full additional franchise while keeping offices compliant with state branch regulations. These alternative models are not included in our count of open Motto offices. There are not presently any other national mortgage brokerage franchisors in the U.S.

Financial Model

As a franchisor, we maintain a low fixed-cost structure. In addition, our stable, fee-based model derives a majority of our revenue from recurring fees paid by our RE/MAX and Motto franchisees, RE/MAX Independent Region franchise owners and RE/MAX agents. This combination helps us drive significant operating leverage through incremental revenue growth, yielding healthy margins and significant cash flow. In response to the COVID-19 pandemic, during the second quarter we offered our RE/MAX franchisees in Company-Owned Regions in the U.S. and Canada and our Motto Mortgage franchisees temporary financial relief options to support their businesses, which resulted in reductions of Continuing franchise fees and Marketing Funds fees of $7.0 million and $4.9 million in the second quarter, respectively. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

The chart below illustrates our consolidated revenue streams excluding the Marketing Funds.

Holdings Revenue Streams as Percentage of 2020 Total Revenue

Segment Revenue Streams.

We have three reportable segments: Real Estate, Mortgage and Marketing Funds. Real Estate comprises our real estate brokerage franchising operations under the RE/MAX brand name, corporate-wide shared services expenses and Gadberry. Mortgage is comprised of our mortgage brokerage franchising operations under the Motto Mortgage brand name and wemlo mortgage loan processing. Marketing Funds represents our marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. Other contains the operations of booj’s legacy business, which is not a reportable segment due to quantitative insignificance which we expect to continue to decline over time as booj’s legacy customers leave. See Note 17 for additional information about segment reporting. We evaluate the operating results of our segments based on revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). Please see Note 17, Segment Information, for further disclosures about segments and descriptions of Adjusted EBITDA.

Real Estate

The amount of the various fee types will vary significantly depending on whether coming from Company-Owned Regions, Independent Regions, or Global Regions, with the greatest amounts in Company-Owned Regions. See discussion of revenue per agent below.

Continuing Franchise Fees. Continuing franchise fees are fixed contractual fees paid monthly by regional franchise owners in Independent Regions or franchisees in Company-Owned Regions based on the number of RE/MAX agents in the respective franchised.

Annual Dues. Annual dues are a fixed membership fee paid annually by RE/MAX agents directly to us to be a part of the network and to use the RE/MAX brand. Annual dues are a flat fee per agent.

Broker Fees. Broker fees are assessed against real estate commissions paid by customers when a RE/MAX agent sells a property. Generally, the amount paid to us is 1% of the total commission on the transaction, although the percentage can vary based on the specific terms of the broker fee agreement and in certain locations (mainly Canada and Texas) is capped at a certain level of commissions, and in Independent Regions in Canada is not charged. The amount of commission collected by brokers is based primarily on the sales volume of RE/MAX agents, home sale prices in such sales and real estate commissions earned by agents on these transactions. Broker fees, therefore, vary based upon the overall health of the real estate industry and the volume of existing home sales. Additionally, agents who were in Company-Owned Regions prior to 2004, the year we began assessing broker fees, are generally “grandfathered” and continue to be exempt from paying a broker fee. As of December 31, 2020, grandfathered agents represented approximately 16% of total agents in U.S. Company-Owned Regions. We expect that over time, exempt agents will be replaced by new agents who will pay broker fees, which will have a positive impact on our broker fee revenue independent of changes in agent count, sales volume and home sale prices.

Franchise Sales and Other Revenue. Franchise sales and other revenue primarily consists of:

●	Franchise Sales. Revenue from sales and renewals of individual franchises in RE/MAX Company-Owned Regions, Independent Regions, as well as RE/MAX regional and country master franchises for Independent Regions in global markets outside of North America (“Global Regions”). We receive only a portion of the revenue from the sales and renewals of individual franchises from Independent and Global Regions. The franchise sale initial fees and commissions related to franchise sales are recognized over the contractual term of the franchise agreement.
●	Other Revenue. Revenue from (a) preferred marketing arrangements and approved supplier programs with such revenue being either a flat fee or a percentage of revenue from products and services sold to RE/MAX agents), (b) event-based revenue from training and conventions, including our RE/MAX annual convention, and (c) technology and data subscription revenue such as for Gadberry and the First app.

Revenue per Agent in Owned versus Independent RE/MAX Regions. We receive a higher amount of revenue per agent in our Company-Owned Regions than in our Independent Regions in the U.S. and Canada, and more in Independent Regions in the U.S. and Canada than in Global Regions. We receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-Owned Regions, whereas we receive only a portion of these fees in Independent Regions. We generally receive 15%, 20% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each particular Independent Region established by the terms of the applicable regional franchise agreement. We base our continuing franchise fees, agent dues and broker fees outside the U.S. and Canada on the same structure as our Independent Regions, except that the aggregate level of such fees is substantially lower in these markets. For the year, the average annual revenue per agent was as follows:

(1)	Annual dues are currently a flat fee of US$410/CA$410 per agent annually for our U.S. and Canadian agents. The average per agent for the year ended December 31, 2020 in both Independent Regions and Company-Owned Regions reflects the impact of foreign currency movements related to revenue received from Canadian agents. The ratio of Canadian agents to U.S. agents in Independent Regions has increased as a result of U.S. Independent Region acquisitions.

Mortgage

Our revenue is derived from continuing franchise fees and franchise sales.

●	Continuing Franchise Fees. Fixed contractual fees paid monthly by Motto franchisees. The monthly fees paid by the brokers are initially discounted and it takes approximately 12 to 14 months after the sale of a Motto franchise for a franchisee to ramp up to paying a full set of monthly fees. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.
●	Franchise Sales. Revenue from sales and renewals of individual Motto franchises. The franchise sale initial fees and commissions related to franchise sales are recognized over the contractual term of the franchise agreement.
●	Other Revenue. Revenue from mortgage loan processing.

Marketing Funds

Our revenue is derived from marketing fund fees, which are fixed contractual fees paid primarily by franchisees in Company-Owned Regions based on the number of RE/MAX agents in the respective franchise, with smaller contributions by Independent region owners.

Value Creation and Growth Strategy

As a franchisor, we generate favorable margins and healthy amounts of cash flow, which facilitate our value creation and growth strategy. As a leading franchisor in the residential real estate industry in the U.S., Canada and globally, we create shareholder value by:

a)	growing organically by building on our network of over 8,000 RE/MAX franchisees and 135,000 agents and our network of over 125 open Motto mortgage brokerage franchises;
b)	catalyzing growth by reacquiring regional RE/MAX franchise rights and acquiring other businesses complementary to our RE/MAX and Motto franchises; and
c)	returning capital to shareholders.

Organic Growth. We believe we have multiple opportunities to grow organically, including principally through: a) RE/MAX agent count growth in Owned Regions; b) pricing; c) increases in agent productivity and higher home prices; d) agent count growth in Global and Independent Regions and e) RE/MAX and Motto franchise sales. Other potential organic growth opportunities include monetizing our First, Gadberry and wemlo technology offerings and developing our approved supplier relationships to drive additional revenue.

RE/MAX Agent Count Growth. With respect to RE/MAX agent count growth, we experienced agent losses during the downturn starting in 2007/2008, but we returned to a period of net global agent growth in 2012 and our total year-over-year growth in agent count continued from 2013 through 2020.

RE/MAX Agent Count

Number of Agents at Quarter-End (1)

(1)	When we acquire an Independent Region, agents in that region are moved from the Independent Region agent count to the Company-Owned Region agent count during the quarter of the acquisition.

RE/MAX Agent Count Year-Over-Year Growth Rate by Geography

From time to time we use recruitment programs to increase agent count growth, including some that incentivize recruitment through temporary waivers of fees for new agents. We also focus on initiatives designed to improve the value proposition offered to both franchisees and agents, which we believe will help recruiting and retention. Two key initiatives are:

●	Technology. We continue to develop the powerful booj Platform, which is a custom-built, integrated platform with products that interact and evolve with one another. With CRM at the core of this ecosystem, the booj Platform is a holistic real estate technology solution that allows agents to be more strategic in their interactions with current transactions and new potential business, with the goal of improving our agents’ productivity. In addition, we will continue to focus on enhancing and investing in the booj technology and evaluating complementary technology through partnerships or smaller acquisitions. Providing the best online and offline experience for RE/MAX and Motto affiliates and consumers is one of our primary strategic technology goals and we expect to continue to invest meaningfully in technology as we seek to enhance our overall value proposition, as with the acquisitions of First, Gadberry and wemlo.
●	Agent Count Growth and Retention. We continue to reinforce our growth culture through the continued execution of our recruiting and retention strategy. This strategy includes quarterly growth initiatives, playbooks, incentives, coaching and accountability. We believe our franchisee base is reinvigorated and focused on growth. Heading into 2021, we plan to continue to expand our recruiting and retention initiatives and incorporate other direct contact opportunities (such as the RE/MAX annual agent convention, speaking tours, and other company events both in virtual and in-person formats) at various times throughout 2021, as the recovery from the COVID-19 pandemic allows.

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

	2016	2017	2018	2019	2020
Continuing Franchise Fees
Company-Owned Regions - U.S.	3.9%	—	—	—	—
Company-Owned Regions - Canada	1.9%	1.9%	—	—	—

Annual Dues
Company-Owned Regions - U.S.	—	2.5%	—	—	—
Company-Owned Regions - Canada	—	2.5%	—	—	—

We recently announced an average price increase of 3.8% in continuing franchise fees in our U.S. Company-Owned regions beginning on April 1, 2021, with the exception of New York state which will become effective July 1, 2021.

Organic Growth from Global Regions. We have a growing global presence with our agent count outside the U.S. and Canada growing almost 16% in 2020 and 34% over the past two years combined and now surpasses 50,000 agents. Over the last two decades, the size of the RE/MAX network outside of the U.S. and Canada has grown to represent approximately a third of total RE/MAX agent count. However, we earn substantially more of our revenue in the U.S. than in other countries as a result of the higher average revenue per agent earned in Company-owned Regions than in Independent Regions, and in the U.S. and Canada as compared to the rest of the world. In regions where the booj Platform would not be included with our core technology offerings to franchisees, we believe offering the booj Platform internationally is another long-term growth opportunity.

RE/MAX Agents by Geography As of Year-end 2020	RE/MAX Revenue by Geography (a) Percent of 2020 Revenue

(a)	Excludes revenues from the Marketing Funds, Mortgage and booj.

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

Growth Catalysts through Acquisitions. We intend to continue to pursue acquisitions of the regional RE/MAX franchise rights in a number of Independent Regions, as well as other acquisitions in related areas that build on or support our core competencies in franchising and real estate and are complementary to our RE/MAX and Motto businesses.

Independent Region Acquisitions. The acquisition of an Independent Region franchise substantially increases our revenue per agent and provides an opportunity for us to enhance profitability, as we receive a higher amount of revenue per agent in our Company-Owned Regions than in our Independent Regions. While both Company-Owned Regions and Independent Regions charge relatively similar fees to their brokerages and agents, we only receive a percentage of the continuing franchise fee, broker fee and initial franchise and renewal fee in Independent Regions. By acquiring regional franchise rights, we can capture 100% of these fees and substantially increase the average revenue per agent for agents in the acquired region, which, as a result of our low fixed-cost structure, further increases our overall margins. In addition, we believe we can establish operational efficiencies and improvements in financial performance of an acquired region by leveraging our existing infrastructure and experience.

Flow through Independent Regions

Other Acquisitions. We may pursue other acquisitions, either of other brands, or of other businesses related to our core competencies of real estate, mortgage and franchising that we believe can help enhance the value proposition that we provide to our affiliates and can diversify and enhance our revenue and growth opportunities.

Return of Capital to Shareholders. We are committed to returning capital to shareholders as part of our value creation strategy. We have paid quarterly dividends since the completion of our first full fiscal quarter as a publicly traded company, or April of 2014. We have annually increased our quarterly dividends since then, as we have deemed appropriate. On February 17, 2021, our Board of Directors announced a quarterly dividend of $0.23 per share.

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

We also compete for home sales against newer entrants, often referred to as iBuyers, which offer to buy homes directly from homeowners, often at below-market rates, in exchange for speed and convenience, and then resell them shortly thereafter at market prices. Our largest national competitors in the U.S. in this category include Opendoor, Zillow, Offerpad, and Redfin. Some traditional brokerages have begun to adapt to iBuyers by either partnering their agents with an iBuyer directly or by launching their own iBuyer program. Although several iBuyers paused their home purchases in the early months of the COVID-19 pandemic, their activity has since resumed. Agents most often interact with iBuyers by evaluating iBuyer offers for home sellers (comparing to what the seller might receive by selling their home on the MLS), referring home sellers to an iBuyer for a referral fee or listing homes that are owned by iBuyers.

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

Motto. Motto does not originate loans, and therefore does not compete in the mortgage origination business. The mortgage origination business in which Motto franchisees participate is highly competitive and competition for talented loan originators and loan processors has increased as a result of the current falling interest rate environment in the U.S. While there are no national mortgage brokerage franchisors in the United States at the present time other than Motto, the mortgage origination business is characterized by a variety of business models. While real estate brokerage owners are our core market for the purchase of Motto franchises, such owners may form independent, non-franchised mortgage brokerages or correspondent lenders. They may enter into joint ventures with lenders for mortgage originations, and they may elect not to enter the mortgage origination business themselves, but instead earn revenue from providing marketing and other services to mortgage lenders.

Intellectual Property

We regard our RE/MAX trademark, balloon logo and yard sign design trademarks as having significant value and as being important factors in the marketing of our brand. We protect the RE/MAX and Motto brands through a combination of trademarks and copyrights. We have registered “RE/MAX” as a trademark in the U.S., Canada, and over 150 other countries and territories, and have registered various versions of the RE/MAX balloon logo and real estate yard sign design in numerous countries and territories as well. We also are the registered holder of a variety of domain names that include “remax,” “motto,” and similar variations, including addresses that we offer to our Global regions to use as their primary internet address.

Corporate Structure and Ownership

Holdings is a holding company incorporated in Delaware and its only business is to act as the sole manager of RMCO, LLC (“RMCO”). In that capacity, Holdings operates and controls all of the business and affairs of RMCO. RMCO is a holding company that is the direct or indirect parent of all of our operating businesses, including RE/MAX, LLC and Motto Franchising, LLC. As of December 31, 2020, Holdings owns 59.4% of the common units in RMCO, while RIHI, Inc.

(“RIHI”) owns the remaining 40.6% of common units in RMCO. RIHI, Inc. is majority owned and controlled by David Liniger, our Chairman and Co-Founder, and by Gail Liniger, our Vice Chair and Co-Founder.

The diagram below depicts our organizational structure:

The holders of Holdings Class A common stock collectively own 100% of the economic interests in Holdings, while RIHI owns 100% of the outstanding shares of Holdings Class B common stock.

Pursuant to the terms of the Company’s Certificate of Incorporation, RIHI, as holder of all of Holdings’ Class B common stock is entitled to a number of votes on matters presented to Holdings’ stockholders equal to the number of RMCO common units that RIHI holds. Through its ownership of the Class B common stock, RIHI holds 40.6% of the voting power of the Company’s stock as of December 31, 2020. Mr. Liniger also owns Class A common stock with an additional 1.1% of the voting power of the Company’s stock as of December 31, 2020.

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

In connection with the initial sale of RMCO common units in October 2013, Holdings entered into Tax Receivable Agreements (“TRAs”) which require that Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. We believe 85% is common for tax receivable agreements. The TRA holders as of December 31, 2020 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. Similar to the deferred tax assets, the TRA liabilities would increase if Holdings acquires additional common units of RMCO from RIHI. The deferred tax assets and related TRA liabilities are valued, in part, based on the enacted U.S. and state corporate tax rates. The Tax Cut and Jobs Act enactment in December 2017 substantially reduced the value of both due to a decrease in the U.S. corporate tax rate from 35% to 21%. President Biden’s campaign proposals included increasing the U.S. corporate tax rate from 21% to 28%. The outcome of the January Senate elections in Georgia, which has given the Democratic party effective control of the Senate, substantially increases the possibility of such a tax increase. If tax rates are increased, the Company’s tax expense would increase prospectively and the value of our deferred tax assets would go up substantially, as would the value of the TRA liabilities and related payments to be made thereunder.

Human Capital Management

The majority of our 545 full-time employees are located in Denver, Colorado, with the remainder spread throughout the U.S. and Canada. Approximately 39% of our employees directly support technology. Our sales and franchise development employees represent 26% of our workforce across both of our franchising brands. Marketing, training and events staff represent 14% of our employees. Finally, our shared services team accounts for the remaining 21% of our staff. As a franchisor, we refer to ourselves as “A business that builds businesses,” and our franchisees are all independently operated. Their employees and independent contractor agents are therefore not included in our employee count. None of our employees are represented by a union.

When searching for new employees, we look for bright, forward-thinking individuals who want to help entrepreneurs build their businesses. Our mission is to deliver the best experience in everything real estate; our vision, to be the global real estate leader – the ultimate destination for professionals and consumers. To achieve this, we hire individuals who reflect our M.O.R.E. core values:

●	Deliver to the Max. You stay hungry and are never satisfied, pushing yourself to maximum heights. You bring maximum energy and enthusiasm to everything you do, moving the ball forward as far as you can. You actively learn, listen, improve and evolve. Your growth never stops.
●	Customer Obsessed. You put customers first, obsessing on their needs and exceeding their expectations. You know the company is built on relationships, and you’re serious about maintaining them. You think big, delivering a service that is far beyond the norm.
●	Do the Right Thing. You act with integrity, honesty and transparency, every day. You hold yourself to a higher standard in performance, ethics, accountability and decision quality. You own your actions and outcomes, taking smart risks with confidence and decisiveness while keeping an enterprise perspective.
●	Together Everybody Wins. You collaborate and communicate, contributing to an environment in which everybody wins. You lead by example, helping others develop their talents and reach their goals. You show gratitude and respect. Everybody’s voice matters. You strive to use resources efficiently, for everybody’s greater good.

Employee wellness and engagement. The safety of our employees is a top priority. At the onset of the COVID-19 pandemic, we effectively transitioned to a remote working strategy and continue that today, with only those employees whose duties are facility-dependent coming into our facilities on a limited basis. Our previous investments in technology made the transition relatively free from disruption. We have continued to invest in new collaboration tools and technology to allow our workforce to effectively work remotely well into the future.

We conduct regular confidential surveys of our employees to determine employee satisfaction and to identify areas of employee engagement that require management attention. Two fundamental questions that senior leadership weighs heavily and their results compared to U.S. national averages (per our engagement survey vendor) are as follows:

Leadership compensation and retention. Our philosophy is that compensation should aim to align the goals of management with the interests of the Company and its stockholders and attract and retain talented people with the skills to help the Company achieve its goals. Toward these ends, we seek to provide a competitive level of compensation that balances rewards for both short-term performance and longer-term value creation, promotes accountability, incentivizes and rewards both corporate and individual performance without encouraging imprudent risk taking. This philosophy drives all aspects of officer compensation, including our base pay guidelines, annual incentive, and grants of long-term equity-based compensation awards. A substantial portion of each of our executive officer’s compensation is at risk. Annual succession planning for senior leadership is overseen by our Board of Directors, including development plans for the next level of our senior leaders. Annual talent reviews focus on both high performers as well as those with high potential to keep our pipeline of tomorrow’s leaders full.

Diversity and inclusion. As a franchisor, human capital development and opportunity are foundational elements of our business model. Diversity and inclusion permeates our networks as we offer motivated entrepreneurs in over 110 countries and territories the opportunity to be successful small business owners in real estate. Moreover, we have been a leader in expanding opportunities for women within real estate since our founding almost 50 years ago. In our early days, one of the keys to our initial success was an intentional decision to target women to join our RE/MAX network as real estate agents, which helped create professional opportunities for women in a persistently male-dominated industry at the time. Through the years, we have made leadership opportunities for women a priority within our organization. For example, in the history of the Company, two of our five CEOs were women, and today, two of our five executive officers and five of our 12 board members are female. Globally, approximately 46% of our RE/MAX franchises have at least one female owner and 52% of our agents are women, as of December 31, 2020. We have an ongoing commitment to diversity and inclusion and continue to expand our efforts around this important topic. To ensure our affiliates as well as our employees are informed, educated and engaged, we infuse education on diversity and inclusion at key Company events and routinely promote available educational resources. RE/MAX has partnered with multiple industry advocacy groups that promote diversity and equality in homeownership. These partnerships include providing financial support in their efforts, participating in panel discussions at their events, attending national and chapter educational sessions, and much more.

Seasonality

The residential housing market is seasonal, with transactional activity in the U.S. and Canada typically peaking in the second and third quarter of each year. Our results of operations are somewhat affected by these seasonal trends. Our Adjusted EBITDA margins are often lower in the first and fourth quarters due primarily to the impact of lower broker fees and other revenue as a result of lower overall sales volume, as well as higher selling, operating and administrative expenses in the first quarter for expenses incurred in connection with the RE/MAX annual convention.

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

ITEM 1A. RISK FACTORS

RE/MAX Holdings, Inc. and its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “us”) could be adversely impacted by various risks and uncertainties. An investment in our Class A common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes thereto before making an investment decision. If any of these risks actually occur, our business, financial condition, operating results, cash flow and prospects may be materially and adversely affected. As a result, the trading price of our Class A common stock could decline, and you could lose some or all of your investment.

We have grouped our risks according to:

●	Risks Related to Our Business;
●	Risks Related to Our Industry;
●	Risks Related to Our Legal and Capital Structure;
●	Risks Related to Governmental Regulations; and
●	General Risks.

Risks Related to Our Business

We may fail to execute our strategies to grow our business, which could have a material adverse effect on our financial performance and results of operations.

We intend to pursue a number of strategies to grow our revenue and earnings and to deploy the cash generated by our business. We constantly strive to increase the value proposition for our franchisees, agents and loan originators. If we do not reinvest in our business in ways that make our networks attractive to franchisees, agents and loan originators, we may become less competitive. Additionally, we are exploring opportunities to acquire other businesses, including RE/MAX independent regional franchises, or other businesses that are complementary to our core businesses, particularly those offering differentiated technology. If we fail to develop, execute, or focus on our business strategy, fail to make good business decisions, fail to enforce a disciplined management process to ensure that our investment of resources aligns with our strategic plan and our core management and franchising competencies or fail to properly focus resources or management attention on strategic areas, any of these could negatively impact the overall value of the Company.

Our business is heavily reliant on technology and product development for certain key aspects of our operations. We may fail to roll out technology platforms as expected or their effectiveness in attracting or retaining agents, loan originators and franchisees may be more limited than anticipated.

Our systems may not perform as desired or we may experience cost overages, delays, or other factors that may distract our management from our business, which could have an adverse impact on our results of operations. Further, we may not be able to obtain future new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, including those related to our recent technology acquisitions.

Recent technology acquisitions were made to bolster our value proposition and ultimately assist in attracting and retaining agents, loan originators and franchisees. If these technology platforms are delivered later than expected, do not create a distinct competitive edge for agents, loan originators and franchisees, or have a poorer than expected adoption rate by agents, loan originators and franchisees, the introduction of such platforms may not be effective in attracting or retaining agents, loan originators and franchisees.

Failing to attract and retain highly qualified franchisees could compromise our ability to maintain or expand the RE/MAX and Motto networks.

Although we believe our relationship with our franchisees and their agents and loan originators is open and strong, the nature of such relationships can give rise to conflict. For example, franchisees, agents or loan originators may become dissatisfied with the fees and dues owed to us, particularly in the event that we increase fees and dues. They may disagree with certain network-wide policies and procedures, including policies dictating brand standards or affecting their marketing efforts. They may also be disappointed with our marketing campaigns. If we experience any conflicts with our franchisees on a large scale, our franchisees may decide not to renew their franchise agreements upon expiration or may file lawsuits against us or they may seek to disaffiliate with us, which could also result in litigation. These events may, in turn, materially and adversely affect our business and operating results.

An organized franchisee association could pose risks to our ability to set the terms of our franchise agreements and our pricing. A group of broker/owners from around the country have founded and committed to the continued success and funding of the RMX Association (RMXA), an independent association of RE/MAX franchisees, whose stated goal is to work in partnership with RE/MAX, LLC and each other to improve, enhance and grow the brand into the future and protect assets and grow profitability as franchisees.

Our financial results are affected directly by the operating results of franchisees and their agents and loan originators who operate independently from our control. Our financial results and the financial results of our franchisees are affected by the ability of our franchisees to attract and retain agents and loan originators.

Our financial results depend upon the operational and financial success of our franchisees and, for RE/MAX, their agents and for Motto Mortgage, their loan originators. Our franchise systems provide substantial autonomy to these independent franchisees, more so than is common in other franchised industries such as hospitality. With this autonomy goes the fact that we have little control over their day to day operations. If our franchisees’ financial results worsen, our revenue may decline. We terminate franchisees for non-payment, non-reporting and other non-compliance with their franchise agreements and we may terminate franchisees more frequently in the future.

Our most important asset is the people in our network. Our financial results and the financial results of our franchisees depend heavily upon the number of RE/MAX agents and Motto offices in our global networks, and the success of our franchisees depends largely on the ability of franchisees to attract and retain high quality agents and loan originators and run profitable businesses. Yet these independent operators may not adopt initiatives and products designed to help them do so, and therefore may not be effective. The majority of our revenue is derived from recurring fees paid by our franchisees or regional franchise owners based on the number of agents or offices within their respective networks and dues paid by RE/MAX agents. If our franchisees are not able to attract and retain loan originators and agents (or successfully manage teams of agents within their brokerage), none of which is within our direct control, our revenue may decline as our franchisees fail to generate the revenue necessary to pay the fees owed to us.

Most of our RE/MAX franchisees self-report their agent counts and agent commissions which drive the fees due to us, and we have limited tools to validate or verify these reports. This could impact our ability to collect revenue owed to us by our Independent Regions, franchisees, and agents, and could affect our ability to forecast our performance accurately.

Under our franchise agreements, franchisees, including Independent Regions, self-report (a) the number of agents and (b) gross commissions and other statistics from home sale transactions. This data is used to determine our billings for continuing franchise fees, annual dues and broker fees. We have limited methods of validating the data and must rely on reports submitted and our internal protocols for verifying the reasonableness of the data. If franchisees were to underreport or erroneously report such data, even if unintentionally, we may not receive all of the revenues due to us. In addition, to the extent that we were underpaid, we may not have a definitive method for determining such underpayment. If a material number of our franchisees were to underreport or erroneously report their agent counts, agent commissions or fees due to us, it could have a material adverse effect on our financial performance and results of operations. Further, agent count is a key performance indicator (KPI), and incomplete information, or information that is not reported in a timely manner could impair our ability to evaluate and forecast key business drivers and financial performance.

We rely on traffic to our websites, including our flagship websites, remax.com and mottomortgage.com, directed from search engines. If our websites fail to rank prominently in unpaid search results, traffic to our websites could decline and our business could be adversely affected. Any disruption to our websites or lead generation tools could harm our business.

Our success depends in part on our ability to attract home buyers and sellers to our websites, including our flagship websites, remax.com and mottomortgage.com through unpaid Internet search results on search engines. The number of users we attract from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, such as changes in ranking algorithms which are not under our direct control and may change frequently. In addition, our website faces increasing competition for audience from real estate portal websites such as Zillow, Trulia and Realtor.com. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites could adversely impact our business and results of operations.

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

We have outsourced certain key functions to external parties, including some that are critical to financial reporting, our franchise and membership tracking and billing, the Motto loan origination system, and a number of critical websites. We may enter into other key outsourcing relationships in the future. If one or more of these external parties were not able to perform their functions for a period of time, perform them at an acceptable service level, or handle increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. Our ability to monitor the activities or performance of vendors may be constrained, which makes it difficult for us to assess and manage the risks associated with these relationships.

Our franchisees and their agents or loan originators could take actions that could harm our reputation and our business.

Our franchisees are independent businesses and as such, the agents and loan originators who work within these brokerages are not our employees and we do not exercise control over their day-to-day operations. Franchisees may not operate their real estate and mortgage brokerage businesses consistent with industry standards or may not attract and retain qualified agents and loan originators. If franchisees and agents and loan originators were to provide diminished quality of service to customers, engage in fraud, misconduct, negligence or otherwise violate the law or applicable codes of ethics, our image and reputation may suffer materially and we may become subject to liability claims based upon such actions. Any such incidents could adversely affect our results of operations.

Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies or the ordinary course of our business or our franchisees’ businesses. Other incidents may arise from events that are or may be beyond our control and may damage our brand, such as actions taken (or not taken) by one or more franchisees or their agents and loan originators relating to health, safety, cybersecurity, welfare or other matters, litigation and claims, failure to maintain high ethical and social standards for all of our operations and activities, failure to comply with local laws and regulations, and illegal activity targeted at us or others. Our brands values could diminish significantly if any such incidents or other matters erode consumer confidence in us, which may result in a decrease in our total agent and loan office count and, ultimately, lower revenues, which in turn would materially and adversely affect our business and results of operations.

The failure of Independent Region owners to successfully develop or expand within their respective regions could adversely impact our revenue and earnings growth opportunities.

We have sold regional master franchises in the U.S. and Canada and have sold and continue to sell regional master franchises in our global locations outside of Canada. While we are pursuing a strategy to reacquire select regional franchise rights, we still rely on independent regional master franchises in Independent Regions. We depend on Independent Regions, which have the exclusive right to grant franchises within a particular region, to successfully develop or expand within their respective regions and to monitor franchisees’ use of our brand. The failure of any of these Independent Region owners to do these things, or the termination of an agreement with a regional master franchisee could delay the development of a particular franchised area, interrupt the operation of our brand in a particular market or markets while we seek alternative methods to develop our franchises in the area, and weaken our brand image. Such an event could result in lower revenue growth opportunities for us, which would adversely impact our growth prospects.

We may be unable to reacquire regional franchise rights in RE/MAX Independent Regions or successfully integrate the regions or other businesses once acquired.

We continue to pursue a growth strategy of reacquiring select RE/MAX independent regional franchises to support our growth. The acquisition of a regional franchise enables us to focus on a consistent delivery of the RE/MAX value proposition, increases our revenue, and provides an opportunity for us to enhance profitability. This growth strategy depends on our ability to find regional franchisees willing to sell the franchise rights in their regions on favorable terms, as well as our ability to finance, complete and integrate these transactions. The number of remaining Independent Regions is limited so we may have difficulty finding suitable regional franchise acquisition opportunities at an acceptable price. Additionally, we are pursuing a growth strategy of acquiring businesses that complement our existing businesses and enhance our value proposition. It is possible we may not achieve the expected returns on a given acquisition; and we may not be able to deliver expected cost and growth synergies.

Integrating acquired businesses involves complex operational and personnel-related challenges and we may encounter unforeseen difficulties and higher than expected integration costs. Delays or difficulties encountered in connection with the integration of any acquired business could lead to prolonged diversion of management’s attention away from other important business activities.

Acquisitions may present other challenges and difficulties, including:

●	the possible departure of a significant number of key employees;
●	regulatory constraints and costs of executing our growth strategy may vary by geography;
●	the possible defection of franchisees and agents to other brands or independent real estate companies;
●	limits on growth due to exclusive territories granted to current franchisees by former region owners;
●	the failure to maintain important business relationships and contracts of the acquired business;
●	for our technology acquisitions, our ability to implement appropriate cybersecurity controls while concurrently enhancing their platforms;
●	legal or regulatory challenges or litigation post-acquisition, which could result in significant costs;
●	potential unknown liabilities associated with acquired businesses.

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

Our franchise model can be subject to particular litigation risks.

Litigation against a franchisee or its affiliated sales agents by third parties, whether in the ordinary course of business or otherwise, may also include claims against us for liability by virtue of the franchise relationship. Franchisees may fail to obtain insurance naming the Company as an additional insured on such claims. In addition to increasing franchisees’ costs and limiting the funds available to pay us fees and dues and reducing the execution of new franchise arrangements, claims against us (including vicarious liability claims) divert our management resources and could cause adverse publicity, which may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable.

In addition to claims over individual or isolated franchisee actions, third parties could attempt to hold us responsible for actions of our franchisees and their agents in the aggregate. Our franchised business model is unlike a traditional, integrated corporation where company-owned outlets provide goods or services to consumers and the corporation has direct responsibility for operations at those outlets. Our franchised business model is also unlike many franchisors in other industries—such as the restaurant and hospitality industries—where franchisors may dictate many operational details of the franchisees’ businesses and the delivery of goods and services to consumers and thereby have some of the liability for those or other aspects of the franchisees’ operations. Because we franchise in professional service fields where licensure is required—real estate and mortgage brokerage—we do not dictate or control the day to day operations or the advice provided by our franchisees or their affiliated sales associates or loan originators. Nonetheless, third parties may try to hold us liable for actions of our franchisees and their agents or loan originators, even when we have no involvement with those actions and they are beyond our control and, we believe, should not result in liability to us. As a franchisor, unlike an integrated corporation, we obtain in fees only a small portion of the revenue of our franchisees, and as a result our capital is very limited in comparison with the size of our entire franchise networks. Therefore, if third parties were successful in asserting liability for practices of our franchise network in its entirety, and in holding us vicariously responsible for that liability, the resulting damages could exceed our available capital, could materially affect our earnings, or even render us insolvent.

We are relatively new to the mortgage brokerage industry and have purchased several businesses outside our core franchising competency. Less mature businesses carry a higher risk of failure.

We are pursuing a growth strategy to offer and sell residential mortgage brokerage franchises in the U.S. under the “Motto Mortgage” brand and trademarks. We continue to develop operating experience in the mortgage brokerage industry. Our strategy hinges on our ability to recruit franchisees and help them recruit loan originators, to develop and maintain strong competencies within the mortgage brokerage market, on favorable conditions in the related regulatory environment and on our success in developing a strong, respected brand. We may fail to understand, interpret, implement and/or train franchisees adequately concerning compliance requirements related to the mortgage brokerage industry or the relationship between us and our franchisees, any of which failures could subject us or our franchisees to adverse actions from regulators. Motto Franchising, LLC, may also have regulatory obligations arising from its relationship with Motto franchisees; we may fail to comply with those obligations, and that failure could also subject us to adverse actions from regulators. The Motto Mortgage brand’s lack of brand recognition may hamper franchise sales efforts. In addition, residential mortgage brokerage is a highly competitive industry and Motto will suffer if we are unable to attract franchisees.

Acquisitions we have made outside our core franchising competency, including booj, First, Gadberry and wemlo present new challenges that, should we fail to understand or address, could result in not achieving the expected financial results of these acquisitions, including for many of them failing to result in improved agent and franchisee acquisition and retention. Those acquisitions that are recent startups carry the additional risk of not having a track record of success.

Our business depends on strong brands, and any failure to maintain, protect and enhance our brands would hurt our ability to grow our business, particularly in new markets where we have limited brand recognition. Infringement, misappropriation or dilution of our intellectual property could harm our business.

RE/MAX is a strong brand that we believe has contributed significantly to the success of our business, and the Motto brand is gaining recognition. Maintaining, protecting and enhancing the RE/MAX brand, as well as our newer brands such as Motto and wemlo is critical to growing our business. If we do not successfully build and maintain strong brands, our business could be materially harmed.

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

Inasmuch as our business is in part dependent on strong brands, our business may be subject to risks related to events and circumstances that have a negative impact on our brands. If we are exposed to adverse publicity or events that do damage to our brands image, our business may suffer material adverse effects from the deterioration in our brand image.

We regard our RE/MAX trademark, balloon logo and yard sign design trademarks and our Motto trademarks as valuable assets and important factors in the marketing of our brands. We believe that this and other intellectual property are valuable assets that are critical to our success. Not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries. There can be no assurance that we will be able to adequately maintain, enforce and protect our trademarks or other intellectual property rights.

We are commonly involved in numerous proceedings, generally on a small scale, to enforce our intellectual property and protect our brands. Unauthorized uses or other infringement of our trademarks or service marks, including uses that are currently unknown to us, could diminish the value of our brands and may adversely affect our business. Effective intellectual property protection may not be available in every market. Failure to adequately protect our intellectual property rights could damage our brands and impair our ability to compete effectively.

In addition, franchisee noncompliance with the terms and conditions of our franchise agreements and our brand standards may reduce the overall goodwill of our brands, whether through diminished consumer perception of our brands, dilution of our intellectual property, the failure to meet the FTC guidelines or applicable state laws, or through the participation in improper or objectionable business practices.

Our global RE/MAX operations, including those in Canada, are subject to risks not generally experienced by our U.S. operations.

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

The booj business we acquired in February 2018 continues to service legacy customers, unrelated to RE/MAX. Many legacy customers have discontinued their relationship with booj, causing revenue to decrease. There is a risk that the remaining legacy customers leave at a faster pace than anticipated resulting in an accelerating decline in revenue.

Risks Related to Our Industry

The real estate market may be negatively impacted by industry changes as the result of certain class action lawsuits.

As disclosed in Note 14, Commitments and Contingencies, we are a defendant in class action complaints referred to as the “Moehrl-related suits” which allege violations of federal antitrust law. The Department of Justice (“DOJ”) also agreed to settle a suit with the National Association of Realtors (“NAR”) in which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents, but the direct and indirect effects, if any, of the settlement upon the real estate industry are not yet entirely clear. Moreover, the Moehrl-related suits seek additional changes in real estate industry practices beyond the changes NAR agreed to in the DOJ settlement. Further, these lawsuits have prompted discussion of regulatory changes to rules established by local or state real estate boards or multiple listing services. Although the settlement between NAR and the DOJ does not require changes to agent and broker compensation, the resolution of the Moehrl-related suits and/or other regulatory changes may require changes to our or our brokers’ business models, including changes in agent and broker compensation. This could reduce the fees we receive from our franchisees, which, in turn, could adversely affect our financial condition and results of operations.

Our results are tied to the residential real estate market and we may be negatively impacted by downturns in this market.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. These conditions include fluctuations in interest rates, inflation, wage and job growth, unemployment, home affordability, down payment requirements, inventory, consumer confidence, demographic changes, local or regional economic conditions and the general condition of the U.S., Canadian and global economies. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic and regulatory environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market. The residential real estate market could also be negatively impacted by acts of nature, such as fires, hurricanes, earthquakes, and such events may lead us to waive fees in certain impacted areas. Climate change may negatively affect the residential real estate market. Changes in local, state and federal laws or regulations that affect residential real estate transactions or encourage ownership, and potential future tax law changes could negatively impact the residential real estate market.

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

We generally face strong competition in the residential real estate services business from other franchisors and brokerages (i.e. national, regional, independent, boutique, discount and web-based brokerages). We also face competition from web-based companies focused on real estate that have made substantial investments in innovative technology aimed at disrupting the real estate market and making more aspects of the real estate industry digital.

Upon the expiration of a franchise agreement, a franchisee may choose to renew their franchise with us, operate as an independent broker or to franchise with one of our competitors. Competing franchisors may offer franchisees fees that are lower than those we charge, or that are more attractive in particular markets. Further, some of our largest competitors may have greater financial resources and larger budgets than we do to invest in technology and enhance their value proposition to agents, brokers and consumers. To remain competitive in the sale of franchises and to retain our existing franchisees at the time of the renewal of their franchise agreements, we may have to reduce the cost of renewals and/or the recurring monthly fees we charge our franchisees. We may have to offer incentives to encourage franchisees to recruit new agents and successfully manage teams of agents. In addition, even with these measures, franchisees may choose not to renew their franchise, or may not recruit new agents.

As a result of this competition, we may face many challenges in adding franchises and attracting agents in new and existing markets to expand our network, as well as other challenges such as:

●	selection and availability of suitable markets;
●	finding qualified franchisees in these markets who are interested in opening franchises on terms that are favorable to us;
●	increasing our local brand awareness in new markets; and
●	attracting and training of qualified local agents.

A significant adoption by consumers of alternatives to full-service agents or loan originators could have a material adverse effect on our business, prospects and results of operations.

A significant increase in consumer use of technology that eliminates or minimizes the role of the real estate agent or mortgage loan originator could have a materially adverse effect on our business, prospects and results of operations. These options include direct-buyer companies (also called iBuyers) that purchase homes directly from sellers at below-market rates in exchange for speed and convenience, and then resell them shortly thereafter at market prices, and discounters who reduce the role of the agent in order to offer sellers a low commission or a flat fee while giving rebates to buyers. How consumers want to buy or sell houses and finance their purchase will determine if these models reduce or replace the long-standing preference for full-service agents and loan originators.

Our operating results are subject to quarterly fluctuations due to home sales, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.

Historically, we have realized, and expect to continue to realize, lower profitability in the first and fourth quarters due primarily to the impact of lower broker fees and other revenue primarily as a result of lower overall home sale transactions, and higher selling, operating and administrative expenses in the first quarter for expenses incurred in connection with our RE/MAX annual convention. Accordingly, our results of operations may fluctuate on a quarterly basis, which would cause period to period comparisons of our operating results to not be necessarily meaningful and cannot be relied upon as indicators of future annual performance.

Risks Related to Our Legal and Capital Structure

RIHI has substantial influence over us including over decisions that require the approval of stockholders, and its interest in our business may conflict with yours.

RIHI, a company controlled by David Liniger, our current Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder, respectively, owns all of our outstanding Class B common stock. Although RIHI no longer controls a majority of the voting power of RE/MAX Holdings’ common stock, RIHI remains a significant stockholder of the Company and through its ownership of the Class B common stock and holds 40.6% of the voting power of the Company’s stock. Mr. Liniger also personally owns Class A common stock with an additional 1.1% of the voting power of the Company’s stock. Therefore, RIHI has the ability to significantly influence all matters submitted to a vote of our stockholders.

In addition, RIHI’s entire economic interest in us is in the form of its direct interest in RMCO through the ownership of RMCO common units, the payments it may receive from us under its tax receivable agreement and the proceeds it may receive upon any redemption of its RMCO common units, including issuance of shares of our Class A common stock, upon any such redemption and any subsequent sale of such Class A common stock. As a result, RIHI’s interests may conflict with the interests of our Class A common stockholders. For example, RIHI may have a different tax position from us which could influence its decisions regarding certain transactions, especially in light of the existence of the tax receivable agreements, including whether and when we should terminate the tax receivable agreements and accelerate our obligations thereunder. In addition, RIHI could have an interest in the structuring of future transactions to take into consideration its tax or other considerations, even in situations where no similar considerations are relevant to us.

Our tax receivable agreements require us to make cash payments based upon future tax benefits to which we may become entitled. The amounts that we may be required to pay could be significant, may be accelerated in certain circumstances and could significantly exceed the actual tax benefits that we ultimately realize.

In connection with our IPO, we entered into tax receivable agreements that are currently held by RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes” and together, the “TRA Parties”). The amount of the cash payments that we may be required to make under the tax receivable agreements could be significant and will depend, in part, upon facts and circumstances that are beyond our control.

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

Risks Related to Governmental Regulations

Financing for homebuyers in the U.S. is highly regulated and a lack of residential real estate market financing at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations.

Our business is significantly impacted by the availability of financing at favorable rates or on favorable terms for homebuyers, which may be affected by government regulations and policies.

The Dodd-Frank Act, which was passed to more closely regulate the financial services industry by creating the Consumer Financial Protection Bureau (“CFPB”), an independent federal bureau, which was designed to enforce consumer protection laws, including various laws regulating mortgage finance. The Dodd-Frank Act also established new standards and practices for mortgage lending, including a requirement to determine a prospective borrower’s ability to repay a loan, removing perceived incentives to originate higher cost mortgages, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. Rules implementing many of these changes protect creditors from certain liabilities for loans that meet the requirements for “qualified mortgages.” (“QM loans”). The rules placed several restrictions on qualified mortgages, including caps on certain closing costs as well as limits on debt to income (“DTI”) ratios for qualified mortgages.

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

Lenders may from time to time tighten their underwriting standards or cease to offer subprime and other alternative mortgage products in the marketplace. If mortgage loans are difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes could be adversely affected, which would adversely affect our operating results.

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

Our franchisees must comply with RESPA. RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents, mortgage brokers, loan originators and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services.

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

General Risks

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

In addition, we rely on the collection and use of personally identifiable information from franchisees, agents and consumers to conduct our business and in certain instances such data may include social security numbers, payment card numbers, or customer financial information. Global privacy legislation (including the GDPR regulations in the European Union), enforcement and policy activity are rapidly expanding and creating a complex compliance environment. Changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. For example, California recently enacted the California Consumer Privacy Act, which became effective on January 1, 2020 and requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. Should we misuse or improperly store the personally identifiable information that we collect, or should we be the victim of a cyberattack that results in improper access to such personally identifiable information, we may be subject to legal claims and regulatory scrutiny. Any legal claims, government action or damage to our reputation due to actions, or the perception that we are taking actions, inconsistent with the terms of our privacy statement, consumer expectations, or privacy-related or data protection laws and regulations, could expose us to liability and adversely impact our business and results of operations.

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

Disruptions related to the COVID-19 pandemic resulted in a downturn in the residential real estate and mortgage markets and future developments related to COVID-19 may cause further disruptions to the economy and real estate and mortgage markets that may negatively impact our business. Such disruptions may include a downturn in economic conditions generally, declines in consumer confidence and spending, and tightening of credit or instability in the financial markets. These same factors may impair the ability of our franchisees (a) to continue their operations resulting in larger numbers of failures and (b) to pay the fees that are due to us under their franchise agreements. We provided financial support to our franchisees during this time, which resulted in a decline in our revenues in 2020. We are unable to estimate the effectiveness of that support on the ongoing financial health and stability of our franchisees, whether we will determine to offer support in future periods as the COVID-19 pandemic continues to evolve, or the ultimate effect of such support on our results of operations and financial condition.

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

The duration and magnitude of the impact from the COVID-19 pandemic depends on future developments that cannot be predicted at this time. There remains significant uncertainty regarding the continuing impact of COVID-19 on our business and the overall economy as a whole throughout the world, including in the United States and Canada. In particular, there is significant concern regarding the possibility of additional waves of COVID-19 cases that could cause state and local governments to reinstate more restrictive measures, which could impact our business and housing markets. There is also uncertainty regarding how the housing market will respond to any reduction in the health risks relating to COVID-19 in the future for example as a result of viable treatment options or a vaccine including the uncertainty surrounding the speed of rollout and efficacy of any treatments or vaccines.

The Company has experienced significant disruption to its business as a result of the COVID-19 pandemic and such disruptions may continue, particularly if ongoing mitigation actions by government authorities remain in place for a significant amount of time. The future impact of the COVID-19 pandemic on our liquidity and financial condition is unknown, and its impact may be variable over time as government regulations, market conditions and consumer behavior changes in response to developments with respect to the pandemic. Notwithstanding any mitigation actions, sustained material revenue declines relating to this crisis could impact our financial condition, results of operations, stock price and ability to access the capital markets. Substantial declines in our profitability could trigger the excess cash flow requirements of our Senior Secured Credit Facility (described [above in Item 2)] requiring us to make incremental principal payments that would not otherwise be required.

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

ITEM 3. LEGAL PROCEEDINGS

As disclosed in Note 14, Commitments and Contingencies, from time to time we are involved in litigation, claims and other proceedings relating to the conduct of our business, and the disclosures set forth in Note 14 relating to certain legal matters is incorporated herein by reference. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of our control including franchisees and independent agents, and employment law claims. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant time and resources from management. Although we do not believe any currently pending litigation will have a material adverse effect on our business, financial condition or operations, there are inherent uncertainties in litigation and other claims and regulatory proceedings and such pending matters could result in unexpected expenses and liabilities and might materially adversely affect our business, financial condition or operations, including our reputation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “RMAX”. As of February 22, 2021, we had 51 stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc. (“RIHI”), and there is no public market for these shares.

4

For the years ended December 31, 2020 and 2019 we declared a $0.22 and $0.21 per share dividend for each quarter during those calendar years, respectively. We intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis. However the timing and amount of those dividends will be subject to approval and declaration by our Board of Directors and will depend on a variety of factors, including the financial results and cash flows of RMCO, LLC and its consolidated subsidiaries (“RMCO”), distributions we receive from RMCO, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. All dividends declared and paid will not be cumulative. See Note 5, Earnings Per Share and Dividends to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Performance Graph

The following graph and table depict the total return to stockholders from December 31, 2015 through December 31, 2020, relative to the performance of the S&P SmallCap 600 Index, S&P 500 Index and S&P Homebuilders Select Industry Index. The graph assumes that $100 was invested at the closing price on December 31, 2015 and that all dividends were reinvested.

The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, (the “Securities Act”), or the Exchange Act.

Comparison of Cumulative Five-Year Return

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

4

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial results and other data as of the dates and for the periods indicated. The selected consolidated statements of income data for the years ended December 31, 2020, 2019 and 2018, and the consolidated balance sheets data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements (“financial statements”) included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheets data as of December 31, 2018, 2017 and 2016 have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

As of December 31, 2015, RE/MAX Holdings, Inc. (“Holdings”) owned 58.3% of the common membership units in RMCO, LLC and its consolidated subsidiaries (“RMCO”), and as of December 31, 2020, Holdings owns 59.4% of the common membership units in RMCO. Holdings’ only business is to act as the sole manager of RMCO and in that capacity, Holdings operates and controls all of the business and affairs of RMCO.

Our selected historical financial data may not be indicative of our future financial condition, future results of operations or future cash flows.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share amounts and agent data)
Total revenue:
Continuing franchise fees	$90,217	$99,928	$101,104	$93,694	$81,197
Annual dues	35,075	35,409	35,894	33,767	32,653
Broker fees	50,028	45,990	46,871	43,801	37,209
Marketing Funds fees	64,402	72,299	—	—	—
Franchise sales and other revenue	26,279	28,667	28,757	22,452	24,471
Brokerage revenue	—	—	—	—	112
Total revenue	266,001	282,293	212,626	193,714	175,642
Operating expenses:
Selling, operating and administrative expenses	128,998	119,232	120,242	107,606	88,215
Marketing Funds expenses	64,402	72,299	—	—	—
Depreciation and amortization	26,691	22,323	20,678	20,512	16,094
Impairment charge - leased assets	7,902	—	—	—	—
Gain on reduction in tax receivable agreement liability	—	—	(6,145)	(32,736)	—
Total operating expenses	227,993	213,854	134,775	95,382	104,309
Operating income	38,008	68,439	77,851	98,332	71,333
Other expenses, net:
Interest expense	(9,223)	(12,229)	(12,051)	(9,996)	(8,596)
Interest income	340	1,446	676	352	160
Foreign currency transaction (losses) gains	(2)	109	(312)	174	(86)
Loss on early extinguishment of debt	—	—	—	—	(796)
Total other expenses, net	(8,885)	(10,674)	(11,687)	(9,470)	(9,318)
Income before provision for income taxes	29,123	57,765	66,164	88,862	62,015
Provision for income taxes	(9,103)	(10,909)	(16,342)	(57,542)	(15,167)
Net income	20,020	46,856	49,822	31,320	46,848
Less: net income attributable to non-controlling interests	9,056	21,816	22,939	21,221	24,627
Net income attributable to RE/MAX Holdings, Inc.	$10,964	$25,040	$26,883	$10,099	$22,221
Earnings Per Share Data:
Basic	$0.60	$1.41	$1.52	$0.57	$1.26
Diluted	$0.60	$1.40	$1.51	$0.57	$1.26
Other Data:
Agent count at period end (unaudited)	137,792	130,889	124,280	119,041	111,915
Cash dividends declared per share of Class A common stock	$0.88	$0.84	$0.80	$0.72	$0.60

	As of December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Cash and cash equivalents	$101,355	$83,001	$59,974	$50,807	$57,609
Restricted cash (1)	19,872	20,600	—	—	—
Franchise agreements, net	72,196	87,670	103,157	119,349	109,140
Goodwill	175,835	159,038	150,684	135,213	126,633
Total assets	557,392	542,352	428,373	413,934	444,683
Payable pursuant to tax receivable agreements, including current portion	33,564	37,223	40,787	53,175	98,809
Debt, including current portion	223,565	225,681	227,787	228,986	230,820
Total stockholders' equity	112,681	98,376	75,014	45,408	40,615

(1)	Restricted cash is attributable to the Marketing Funds, which were acquired January 1, 2019. See Note 6, Acquisitions, to the accompanying consolidated financial statements for more information.

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

Overview

Industry Conditions and the Impact of COVID-19 on our Company and Results of Operations

The COVID-19 pandemic began impacting the global economy in early 2020, adversely affecting consumer demand, financial markets and employment levels. The residential real estate industry was not immune to the impacts of the pandemic as the amount of homebuying, selling and borrowing activity significantly slowed in the second quarter. After year-over-year transaction declines in April and May that averaged nearly 30% in U.S. Company-Owned Regions, we began to experience a resurgence in demand during the second half of the year, with an average year-over-year transaction growth of approximately 19%. We believe that the residential real estate industry is positioned for future growth and will benefit from an increase in demand from rising household formations, an increase in demand from lifestyle and generational shifts, and pent-up demand from supply shortages accompanied by record-low interest rates.

In response to the COVID-19 pandemic, during the second quarter we offered our RE/MAX franchisees in Company-Owned Regions in the U.S. and Canada and our Motto Mortgage franchisees temporary financial relief options to support their businesses, which resulted in reductions of Continuing franchise fees and Marketing Funds fees of $7.0 million and $4.9 million in the second quarter, respectively. Many of our Independent Region owners in the U.S. and Canada and globally also extended financial relief programs to their franchisees. All North American relief programs ended in the second quarter, although small amounts continued into the third quarter for our global regions. At this time, we do not plan to offer further financial relief programs.

Also during the second quarter, we implemented a cost mitigation plan that included the elimination of the 2020 corporate bonus plan, the temporary suspension of the 401(k) match, travel and events, and the implementation of a hiring freeze. Given the Company’s strong performance in the second half of the year, the Board of Directors approved a discretionary bonus in the fourth quarter, albeit at a lower level than our initially established bonus targets prior to the pandemic and the actual 2019 attainment level. Cost savings measures enacted in 2020 largely ended as of December 31, 2020 with the notable exception of travel and events related expenses which are expected to be muted, at least initially, in 2021.

We continue to monitor the impact of the pandemic on all aspects of our business. Our priority with regard to COVID-19 has been, and continues to be, the safety, health and well-being of our employees, networks, consumers and others with whom we partner in our business activities to continue our operations in this unprecedented environment.

Financial and Operational Highlights – Year Ended December 31, 2020

(Compared to the year ended December 31, 2019 unless otherwise noted)

●	Acquired The Gadberry Group, LLC (“Gadberry”), a location intelligence data company and Wemlo, Inc. (“wemlo”), an innovative fintech company that provides third-party mortgage loan processing services through its “Service Cloud” for mortgage brokers, combining third-party loan processing with an all-in-one digital platform.
●	Total agent count increased by 5.3% to 137,792 agents.
●	U.S. and Canada combined agent count decreased 0.5% to 84,250 agents.
●	Total open Motto Mortgage offices increased 27.0% to 141 offices.
●	Total Revenue of $266.0 million, a decrease of 5.8% from the prior year.

●	Net income attributable to RE/MAX Holdings, Inc. of $11.0 million.
●	Adjusted EBITDA of $92.6 million and Adjusted EBITDA margin of 34.8% compared to Adjusted EBITDA of $103.5 million and Adjusted EBITDA margin of 36.7% from the prior period. This decrease driven primarily by temporary COVID-19 related financial support initiatives.

Execution of our strategy, and continued investment in our business alongside rebounding U.S. housing and mortgage markets helped our business recover quickly from coronavirus-related declines experienced in the second quarter of 2020. Despite the pandemic, we generated healthy organic growth in the latter part of the year and continued our trend of robust free cash flow generation resulting in a year-end cash balance of $101.4 million. Overall, RE/MAX agent count and Motto franchise sales continued to grow. Agent count outside the U.S. and Canada accelerated in the second half of 2020 and grew 16% year-over-year. Motto franchise sales of 71 set an annual record and increased more than 35% from 2019. We also continued to invest for long-term growth and completed the acquisitions of wemlo and Gadberry during the third quarter of 2020. These strategic acquisitions tie directly into our strategy of adding value for the RE/MAX and Motto Mortgage networks while broadening and diversifying our revenue and growth opportunities. These acquisitions benefit our networks, strengthen our technology and data core, and create additional commercial possibilities. We are already investing in wemlo and Gadberry and currently expect these two acquisitions, alongside incremental investments from our 2019 acquisition of First, to adversely impact Adjusted EBITDA in a range of $2.5 million to $3.5 million during 2021 compared to 2020, and become accretive in 2022.

The Financial and Operational Highlights, Results of Operations and Sources and Uses of Cash, for the years ended December 31, 2019 and 2018 and as compared to the year ended December 31, 2018 and 2017, respectively, has been previously disclosed in Item 7 of our 2019 Annual Report on Form 10-K and is incorporated herein by reference.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations for the last three years.

	As of December 31,
	2020	2019	2018
Total agent count growth	5.3%	5.3%	4.4%

Agent Count:
U.S.	62,303	63,121	63,122
Canada	21,947	21,567	21,327
U.S. and Canada Total	84,250	84,688	84,449
Outside U.S. and Canada	53,542	46,201	39,831
Network-wide agent count	137,792	130,889	124,280

Motto open offices (2)	141	111	78

	Year Ended December 31,
	2020	2019	2018
RE/MAX franchise sales (1)	1,033	1,030	1,120
Motto franchise sales (2)	71	52	49

(1)	Includes franchise sales in the U.S., Canada and global regions.
(2)	Excludes virtual offices and Branchises.

	Year Ended December 31,
	2020	2019	2018
Total revenue	$266,001	$282,293	$212,626
Total selling, operating and administrative expenses	$128,998	$119,232	$120,242
Operating income	$38,008	$68,439	$77,851
Net income	$20,020	$46,856	$49,822
Net income attributable to RE/MAX Holdings, Inc.	$10,964	$25,040	$26,883
Adjusted EBITDA (1)	$92,558	$103,515	$104,316
Adjusted EBITDA margin (1)	34.8%	36.7%	49.1%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2020	2019	$	%
Revenue:
Continuing franchise fees	$90,217	$99,928	$(9,711)	(9.7)%
Annual dues	35,075	35,409	(334)	(0.9)%
Broker fees	50,028	45,990	4,038	8.8%
Marketing Funds fees	64,402	72,299	(7,897)	(10.9)%
Franchise sales and other revenue	26,279	28,667	(2,388)	(8.3)%
Total revenue	$266,001	$282,293	$(16,292)	(5.8)%

Consolidated revenue decreased primarily due to temporary COVID-19 related financial support initiatives the Company provided in the second quarter and, to a lesser extent, agent recruiting initiatives that reduced both Continuing franchise fees and Marketing Funds fees.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to temporary COVID-19 related financial support initiatives and previously announced agent recruiting initiatives which waive Continuing franchise, partially offset by Motto expansion.

Broker Fees

Revenue from Broker fees increased primarily due to rising home prices and higher total transactions per agent.

Marketing Funds fees

Revenue from the Marketing Funds fees decreased primarily due to temporary COVID-19 related financial support initiatives and previously announced agent recruiting initiatives which waive Marketing Funds fees.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to continued attrition of booj’s legacy customer base, lower approved supplier revenue and lower event-based revenue, partially offset by incremental revenue from acquisitions. For the full year 2021, we expect the attrition of the booj legacy customer base to negatively impact revenue and profit by approximately $2.0 million as compared to 2020. In addition, in 2021 our first quarter annual agent conference will have limited in-person attendance and the majority of agents will participate virtually. As a result, we expect our revenue to be approximately $1.5 million lower in the first quarter of 2021 as compared to the same prior year period; however, associated cost savings are expected to largely offset the decreased revenue.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2020	2019	$	%
Operating expenses:
Selling, operating and administrative expenses	$128,998	$119,232	$(9,766)	(8.2)%
Marketing Funds expenses	64,402	72,299	7,897	10.9%
Depreciation and amortization	26,691	22,323	(4,368)	(19.6)%
Impairment charge - leased assets	7,902	—	(7,902)	n/m %
Total operating expenses	$227,993	$213,854	$(14,139)	(6.6)%
Percent of revenue	85.7%	75.8%

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

A summary of the components of our selling, operating and administrative expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2020	2019	$	%
Selling, operating and administrative expenses:
Personnel	$75,569	$63,022	$(12,547)	(19.9)%
Professional fees	12,909	11,159	(1,750)	(15.7)%
Lease costs	8,861	8,805	(56)	(0.6)%
Other	31,659	36,246	4,587	12.7%
Total selling, operating and administrative expenses	$128,998	$119,232	$(9,766)	(8.2)%
Percent of revenue	48.5%	42.2%

n/m – not meaningful

Total selling, operating and administrative expenses increased as follows:

●	Personnel costs increased due to an increase in equity-based compensation expense of $5.3 million (See Note 13, Equity-Based Compensation), increased headcount largely from acquisitions and compensation increases for existing employees, partially offset by the suspension of the 401(k) match. As a result of equity issued in conjunction with acquisitions and increased headcount, we expect equity-based compensation expense will increase approximately $11 million in 2021 as compared to 2020.

●	Professional fees increased primarily due to an increase in legal fees related to the Moehrl-related suits (See Note 14, Commitments and Contingencies). Due to ongoing industry litigation, we expect legal fees will increase approximately $1.0 million in 2021 as compared to 2020.
●	Other selling, operating and administrative expenses decreased primarily due to lower travel and events expenses as part of our cost mitigation plan and lower bad debt expense driven by improved collections of past-due receivables partially offset by new costs associated with our acquisitions.

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to placing the booj Platform in service and new amortization related to our acquisitions.

Impairment charge – leased assets

During the third quarter of 2020, we began executing on a plan to both refresh our corporate headquarters and sublease space made available through the refresh. As a result, we performed an impairment test on the portion of our headquarters we intend to sublease and recognized an impairment charge of $7.9 million. See Note 3, Leases, for additional information about our leases.

Other Expenses, Net

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2020	2019	$	%
Other expenses, net:
Interest expense	$(9,223)	$(12,229)	$3,006	(24.6)%
Interest income	340	1,446	(1,106)	(76.5)%
Foreign currency transaction gains (losses)	(2)	109	(111)	(101.8)%
Total other expenses, net	$(8,885)	$(10,674)	$1,789	(16.8)%
Percent of revenue	3.3%	3.8%

Other expenses, net decreased primarily due to a decrease in interest expense as a result of decreasing interest rates on our Senior Secured Credit Facility partially offset by lower interest earnings on our cash balances from lower interest rates.

Provision for Income Taxes

Our effective income tax rate increased to 31.3% from 18.9% for the years ended December 31, 2020 and 2019, respectively, primarily due to (a) nonrecurring taxes arising from the conversion of wemlo and First from C Corporations to flow-through entities (which is expected to provide long-term tax amortization benefits), and (b) the impact of lower pre-tax income compared to certain non-creditable foreign taxes which have not decreased.

Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 4, Non-controlling Interest, further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 12, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $92.6 million for the year ended December 31, 2020, a decrease of $10.9 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to revenue decreases from the temporary COVID-19 related financial support initiatives in the second quarter, increased personnel costs largely from acquisitions, higher legal fees and other new costs from acquisitions partially offset by lower travel and events expenses, lower 401(k) expenses from cost mitigation steps in response to the COVID-19 pandemic, and lower bad debt expense from improved collections.

Non-GAAP Financial Measures

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. GAAP, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our audited financial statements included elsewhere in this Annual Report on Form 10-K), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: gain or loss on sale or disposition of assets and sublease, non-cash impairment charges, equity-based compensation expense, acquisition-related expense, gain on reduction in tax receivable agreement liability, Special Committee investigation and remediation expense, expense or income related to changes in the estimated fair value measurement of contingent consideration and other non-recurring items.

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

The adjustments to EBITDA in future periods are generally expected to be similar to the kinds of charges and costs excluded from Adjusted EBITDA in prior periods. The exclusion of these charges and costs in future periods will have a significant impact on our Adjusted EBITDA. We are not able to provide a reconciliation of anticipated non-GAAP financial information for future periods to the corresponding U.S. GAAP measures without unreasonable effort because of the uncertainty and variability of the nature and amount of these future charges and costs.

A reconciliation of Adjusted EBITDA to net income is set forth in the following table (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$20,020	$46,856	$49,822
Depreciation and amortization	26,691	22,323	20,678
Interest expense	9,223	12,229	12,051
Interest income	(340)	(1,446)	(676)
Provision for income taxes	9,103	10,909	16,342
EBITDA	64,697	90,871	98,217
(Gain) loss on sale or disposition of assets	503	342	(139)
Impairment charge - leased assets (1)	7,902	—	—
Equity-based compensation expense	16,267	10,934	9,176
Acquisition-related expense (2)	2,375	1,127	1,634
Gain on reduction in tax receivable agreement liability (3)	—	—	(6,145)
Special Committee investigation and remediation expense (4)	—	—	2,862
Fair value adjustments to contingent consideration (5)	814	241	(1,289)
Adjusted EBITDA	$92,558	$103,515	$104,316

(1)	Represents the impairment recognized on a portion of our corporate headquarters office building. See Note 3, Leases to the accompanying consolidated financial statements for additional information. Lease costs are lower by $0.1 million for the year ended December 31, 2020 as a result of the impairment.
(2)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(3)	Gain on reduction in tax receivable agreement liability is a result of the Tax Cuts and Jobs Act enacted in December 2017 and further clarified in 2018. See Note 12, Income Taxes for additional information.
(4)	Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.
(5)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 11, Fair Value Measurements, to the accompanying consolidated financial statements for additional information

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our agent and franchise base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by a number of factors including agents in the RE/MAX network, particularly in Company-Owned Regions. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues, including any declines in Continuing franchise fees driven by the temporary COVID-19-related financial support initiatives the Company offered during the second quarter of 2020, and any similar programs offered by the Independent regions in the U.S. and Canada, as well as significant variability in Broker fees revenue due to home sale volatility during COVID-19;
(ii)	payment of selling, operating and administrative expenses;

(iii)	investments in technology and Motto;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments and related interest payments on our Senior Secured Credit Facility;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company; and
(ix)	payments to the TRA parties pursuant to the TRAs.

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

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provided to RE/MAX, LLC $235.0 million in term loans and a $10.0 million revolving facility. Borrowings under the term loans and revolving loans accrue interest, at London Interbank Offered Rate (“LIBOR”), provided LIBOR shall be no less than 0.75% plus an applicable margin of 2.75%. LIBOR was originally set to cease being provided as a reference rate at the end of 2021, with alternate rates in the U.S. being developed such as the Secured Overnight Financing Rate (“SOFR”). Such cessation would likely require amendments to our Senior Secured Credit Facility. However, in late 2020, the timeline for the cessation of term-based LIBOR (upon which our outstanding borrowings are based) was extended until June 2023. The Company continues to evaluate when it might modify its Senior Secured Credit Facility to allow for a new reference rate.

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

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans at $0.6 million per quarter. We are also required to repay the term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of excess cash flow (as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s total leverage ratio as defined in the Senior Secured Credit Facility is in excess of 3.25:1. If the total leverage ratio as of the last day of such fiscal year is less than 3.25:1 but above 2.75:1, the repayment percentage is 25% of excess cash flow and if the total leverage ratio as of the last day of such fiscal year is less than 2.75:1, no repayment from excess cash flow is required. Any such repayment would be due no later than April 10 of the following year. As of December 31, 2020, the aforementioned leverage ratio for RE/MAX LLC is less than 2.0:1, and therefore no such repayment is due on April 10, 2021.

The Senior Secured Credit Facility is guaranteed by RMCO and is secured by a lien on substantially all of the assets of RE/MAX, LLC.

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

As of December 31, 2020, we had $223.5 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility. As of December 31, 2020, the interest rate on the term loan facility was 3.5%. If any loan or other amounts are outstanding under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit.

As needs arise, we may seek additional financing in the public capital markets.

Sources and Uses of Cash

As of December 31, 2020, and 2019, we had $101.4 million and $83.0 million, respectively, in cash and cash equivalents, of which approximately $4.2 million and $1.1 million were denominated in foreign currencies, respectively.

	Year Ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities	$70,847	$78,975
Investing activities	(17,530)	(876)
Financing activities	(35,999)	(34,542)
Effect of exchange rate changes on cash	308	70
Net change in cash, cash equivalents and restricted cash	$17,626	$43,627

Operating Activities

Cash provided by operating activities decreased primarily as a result of:

●	a decrease in Adjusted EBITDA of $10.9 million;
●	larger payments of certain employee related accruals;
●	partially offset by lower tax payments due to lower taxable income; and
●	lower net interest payments due to lower interest rates.

Investing Activities

During the year ended December 31, 2020, cash used in investing activities was primarily the result of restricted cash acquired in connection with the acquisition of the Marketing Funds during 2019 versus the cash used in the acquisitions of wemlo and Gadberry, as well as lower capitalizable investments in technology as compared to the prior year.

Financing Activities

During the year ended December 31, 2020, cash used in financing activities increased primarily due increased primarily due to an increase in payments related to tax withholding for share-based compensation, primarily due to half of the corporate bonus plan being settled in stock, and an increase in dividends per Class A share and non-controlling unit to $0.22 per share/unit during each quarter of 2020 as compared to $0.21 per share/unit during each quarter in 2019, partially offset by decreases in tax distributions paid to non-controlling unitholders.

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, access to our revolving facility and incremental facilities under our Senior Secured Credit Facility available to support the needs of our business. Should additional liquidity needs arise, we may choose to access public capital markets if such financing would be available.

Acquisitions

As part of our growth strategy we may pursue reacquisitions of Independent Regions as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets, revenue streams, or otherwise complement our existing operations. We would fund any such growth with various sources of capital including existing cash balances and cash flow from operations, as well as proceeds from debt financings including under existing credit facilities or new arrangements raised in the public capital markets.

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $6.9 million, $13.2 million and $7.8 million in 2020, 2019 and 2018, respectively, with a portion of this funded from the Marketing Funds. These amounts primarily related to investments in technology and training materials. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to affiliates in our networks. Total capital expenditures for 2021 are expected to be between $12.0 million and $15.0 million as a result of continued investments in technology and inclusive of between $5.0 million and $6.0 million related to the refresh and efficiency enhancements of our corporate headquarters. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared quarterly cash dividends of $0.22 and $0.21 per share on all outstanding shares of Class A common stock every quarter in 2020 and 2019, respectively, as disclosed in Note 5, Earnings Per Share and Dividends. On February 17, 2021, our Board of Directors announced a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on March 17, 2021 to stockholders of record at the close of business on March 3, 2021. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors.

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

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2020, the Company reflected a total liability of $33.6 million under the terms of its TRAs. The liability pursuant to the TRAs will increase upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. Payments are made on this liability as tax benefits are realized by Holdings.

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Year Ended
	December 31,
	2020	2019
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$3,006	$4,880
Dividend distributions	11,052	10,550
Total distributions to RIHI	14,058	15,430
Payments pursuant to the TRAs	3,562	3,556
Total distributions to RIHI and TRA payments	$17,620	$18,986

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Credit Facility (including current portion) (1) (2)	$225,013	$2,350	$222,663	$—	$—
Other long-term financing (including current portion) and interest payments	79	79	—	—	—
Interest payments on credit facility (3)	23,269	7,953	15,316	—	—
Lease obligations (4)	65,418	8,119	15,666	17,552	24,081
Payments pursuant to tax receivable agreements (5)	33,564	3,590	7,096	6,706	16,172
Vendor contracts (6)	64,341	57,651	6,690	—	—
Estimated undiscounted contingent consideration payments (7)	9,474	746	2,956	3,800	1,972
	$421,158	$80,488	$270,387	$28,058	$42,225

(1)	We have reflected full payment of our Senior Secured Credit Facility in December 2023 at maturity.
(2)	The Senior Secured Credit Facility may require additional prepayments throughout the term of the loan based on the total leverage ratio as discussed above.
(3)	The variable interest rate on the Senior Secured Credit Facility is assumed at the interest rate in effect as of December 31, 2020 of 3.5%.
(4)	We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $5.4 million in the aggregate, are included in the table above.
(5)	As described elsewhere in this Annual Report on Form 10-K, we entered into TRAs, that will provide for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of tax deductions arising from the increase in tax basis in RMCO’s assets.
(6)	Represents outstanding purchase orders with vendors initiated in the ordinary course of business for operating and capital expenditures, including payments from the Marketing Fund.
(7)	Represents estimated payments to the former owner of Motto and former owners of Gadberry as required per the purchase agreements. See Note 11, Fair Value Measurements, to the accompanying consolidated financial statements for more information.

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of December 31, 2020.

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

Motto and First Goodwill

We assess goodwill for impairment at least annually or whenever an event occurs, or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results. We perform our required impairment testing annually on October 1.

For most of our reporting units, the fair value of the reporting unit significantly exceeded its carrying value at the latest assessment date and only a qualitative impairment test was performed. However, for First and Motto Franchising, we performed a quantitative impairment test.

The Motto Franchising reporting unit in the Mortgage segment, which has a carrying value of goodwill as of December 31, 2020 of $11.8 million, is an early-stage business and its fair value is tied primarily to franchise sales over the next several years and the discount rate used in our discounted cash flow analysis. Failure to achieve targeted franchise sales (which are currently estimated at between 60 and 80 per year over the next 10 years) would likely result in an impairment of this goodwill balance.

The First reporting unit in the Real Estate segment, which has a carrying value of goodwill as of December 31, 2020 of $11.1 million, is an even earlier stage business and its fair value is tied primarily to agent adoption rates for the technology and the discount rate used in our discounted cash flow analysis. A significant revision of the long-term targeted adoption rate of approximately 20% of U.S. agents would result in lower expected usage, a need to reduce the monthly price, or both and would likely result in an impairment of this goodwill balance. COVID-19 slowed the rollout of this technology in 2020. However, the Company has increased the marketing efforts for 2021 and created a group dedicated to technology enablement, including First.

We have not recorded any goodwill impairments during the years ended December 31, 2020, 2019 and 2018.

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

We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets, primarily franchise rights. The timing and amount of expected future cash flows used in the valuation requires estimates, among other items, of revenue and agent growth rates, operating expenses and expected operating cash flow margins. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period of one year or less as we finalize valuations for the assets acquired and liabilities assumed. If estimates or assumptions used to complete the initial purchase price allocation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made in the final valuation, the allocation of purchase price between goodwill and intangibles could significantly differ. Such a difference would impact future earnings through amortization expense of these intangibles. In addition, if forecasts supporting the valuation of the intangible assets or goodwill are not achieved, impairments could arise, as discussed further above.

Deferred Tax Assets and TRA Liability

As discussed in Item 1. Business, Holdings has twice acquired significant portions of the ownership in RMCO. When Holdings acquired this ownership in the form of common units, it received a significant step-up in tax basis on the underlying assets held by RMCO. The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired. The majority of the step-up in basis relates to intangibles assets, primarily franchise agreements and goodwill, and is included within deferred tax assets on our consolidated balance sheets. The computation of the step-up requires valuations of the intangible assets of RMCO and has the same complexities and estimates as discussed in Purchase Accounting for Acquisitions above. In addition, the step-up is governed by complex IRS rules that limit which intangibles are subject to step-up, and also imposes further limits on the amount of step-up. Given the magnitude of the deferred tax assets and complexity of the calculations, small adjustments to our model used to calculate these deferred tax assets can result in material changes to the amounts recognized. There were no redemptions of common units in RMCO in the periods presented. However, if more common units of RMCO are redeemed by RIHI, the percentage of RE/MAX Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur and such amounts are likely to be material.

Pursuant to the TRA agreements, Holdings makes annual payments to RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”) (a successor to the TRAs prior owners) equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. A TRA liability of $33.6 million exists as of December 31, 2020 for the future cash obligations expected to be paid under the TRAs and is not discounted. The calculation of this liability is a function of the step-up described above and therefore has the same complexities and estimates. Similar to the deferred tax assets, these liabilities would likely increase materially if RIHI redeems additional common units of RMCO.

General Litigation Matters

We are subject to litigation claims arising in the ordinary course of business. We accrue for contingencies related to litigation matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing litigation matters is highly subjective and requires judgments about future events. We regularly review litigation matters to determine whether our accruals and related disclosures are adequate. The amount of ultimate loss may differ from these estimates. See Note 14, Commitments and Contingencies, for more information related to litigation matters.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, for recently issued accounting pronouncements applicable to us and the effect of those standards on our financial statements and related disclosures.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the U.S. and globally and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and credit risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. We do not currently use derivative instruments to mitigate the impact of our market risk exposures nor do we use derivatives for trading or speculative purposes.

Credit Risk

We are exposed to credit risk related to receivable balances from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. While the onset of COVID-19 in early 2020 created concerns around possible increases in delinquencies, the strong rebound of the housing market coupled with significant temporary financial support initiatives we offered resulted in collection rates roughly equivalent to prior years. Bad debt expense has been less than 2% of revenue for all years presented.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At December 31, 2020, $225.1 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of December 31, 2020, the interest rate was 3.5%. If LIBOR rises, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the year ended December 31, 2020, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $1.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RE/MAX Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASC Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill in the Motto reporting unit

As discussed in notes 2 and 8 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $175.8 million, of which $11.8 million related to the Motto reporting unit. The Company assesses goodwill for impairment at least annually at the reporting unit level or whenever an event occurs that would indicate impairment may have occurred. The impairment test consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined by forecasting results, such as franchise sales for Motto, and applying an assumed discount rate.

We identified the assessment of the valuation of goodwill in the Motto reporting unit as a critical audit matter. Assessing the estimated fair value of the Motto reporting unit required the application of subjective auditor judgment due to the high degree of estimation uncertainty. Specifically, certain assumptions, such as franchise sales forecasts and the discount rate, used to estimate the fair value of the reporting unit were challenging to test as they represented subjective determinations of future market and economic conditions that were also sensitive to variation. Additionally, the assessment of the discount rate assumption required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. This included controls related to the determination of the fair value of the reporting unit, the related franchise sales forecasts, and the discount rate. We evaluated the Company’s forecasted franchise sales by comparing the growth assumptions to historical franchise sales of the Company. We compared the Company’s historical franchise sales forecasts to actual results to assess the Company’s ability to accurately forecast franchise sales. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the selected discount rate by:

• comparing the rate to a discount rate range that was independently developed using publicly available market data for comparable entities; and

• considering historical results, franchise sales forecasts, discount rates used in prior valuations of the reporting unit, and discount rates from publicly available venture capital studies.

/s/KPMG LLP

We have served as the Company’s auditor since 2003.

Denver, Colorado
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited RE/MAX Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/KPMG LLP

Denver, Colorado
February 25, 2021

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$101,355	$83,001
Restricted cash	19,872	20,600
Accounts and notes receivable, current portion, less allowances of $11,724 and $12,538, respectively	29,985	28,644
Income taxes receivable	1,222	896
Other current assets	13,938	9,638
Total current assets	166,372	142,779
Property and equipment, net of accumulated depreciation of $14,731 and $14,940, respectively	7,872	5,444
Operating lease right of use assets	38,878	51,129
Franchise agreements, net	72,196	87,670
Other intangible assets, net	29,969	32,315
Goodwill	175,835	159,038
Deferred tax assets, net	48,855	52,595
Income taxes receivable, net of current portion	1,980	1,690
Other assets, net of current portion	15,435	9,692
Total assets	$557,392	$542,352
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,108	$2,983
Accrued liabilities	68,571	60,163
Income taxes payable	9,579	6,854
Deferred revenue	25,282	25,663
Current portion of debt	2,428	2,648
Current portion of payable pursuant to tax receivable agreements	3,590	3,583
Operating lease liabilities	5,687	5,102
Total current liabilities	117,245	106,996
Debt, net of current portion	221,137	223,033
Payable pursuant to tax receivable agreements, net of current portion	29,974	33,640
Deferred tax liabilities, net	490	293
Deferred revenue, net of current portion	19,864	18,763
Operating lease liabilities, net of current portion	50,279	55,959
Other liabilities, net of current portion	5,722	5,292
Total liabilities	444,711	443,976
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,390,691 and 17,838,233 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	491,422	466,945
Retained earnings	25,139	30,525
Accumulated other comprehensive income, net of tax	612	414
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	517,175	497,886
Non-controlling interest	(404,494)	(399,510)
Total stockholders' equity	112,681	98,376
Total liabilities and stockholders' equity	$557,392	$542,352

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Continuing franchise fees	$90,217	$99,928	$101,104
Annual dues	35,075	35,409	35,894
Broker fees	50,028	45,990	46,871
Marketing Funds fees	64,402	72,299	—
Franchise sales and other revenue	26,279	28,667	28,757
Total revenue	266,001	282,293	212,626
Operating expenses:
Selling, operating and administrative expenses	128,998	119,232	120,242
Marketing Funds expenses	64,402	72,299	—
Depreciation and amortization	26,691	22,323	20,678
Impairment charge - leased assets	7,902	—	—
Gain on reduction in tax receivable agreement liability	—	—	(6,145)
Total operating expenses	227,993	213,854	134,775
Operating income	38,008	68,439	77,851
Other expenses, net:
Interest expense	(9,223)	(12,229)	(12,051)
Interest income	340	1,446	676
Foreign currency transaction gains (losses)	(2)	109	(312)
Total other expenses, net	(8,885)	(10,674)	(11,687)
Income before provision for income taxes	29,123	57,765	66,164
Provision for income taxes	(9,103)	(10,909)	(16,342)
Net income	$20,020	$46,856	$49,822
Less: net income attributable to non-controlling interest	9,056	21,816	22,939
Net income attributable to RE/MAX Holdings, Inc.	$10,964	$25,040	$26,883

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.60	$1.41	$1.52
Diluted	$0.60	$1.40	$1.51
Weighted average shares of Class A common stock outstanding
Basic	18,170,348	17,812,065	17,737,649
Diluted	18,324,246	17,867,752	17,767,499
Cash dividends declared per share of Class A common stock	$0.88	$0.84	$0.80

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$20,020	$46,856	$49,822
Change in cumulative translation adjustment	216	166	(253)
Other comprehensive income (loss), net of tax	216	166	(253)
Comprehensive income	20,236	47,022	49,569
Less: comprehensive income attributable to non-controlling interest	9,074	21,896	22,817
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$11,162	$25,126	$26,752

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except unit and share amounts)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2018	17,696,991	$2	1	$—	$451,199	$7,982	$459	$(414,234)	$45,408
Net income	—	—	—	—	—	26,883	—	22,939	49,822
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(14,559)	(14,559)
Equity-based compensation expense and dividend equivalents	73,462	—	—	—	9,314	(112)	—	—	9,202
Dividends to Class A common stockholders	—	—	—	—	—	(14,194)	—	—	(14,194)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(131)	(122)	(253)
Payroll taxes related to net settled restricted stock units	(16,037)	—	—	—	(895)	—	—	—	(895)
Other	—	—	—	—	483	—	—	—	483
Balances, December 31, 2018	17,754,416	$2	1	$—	$460,101	$20,559	$328	$(405,976)	$75,014
Net income	—	—	—	—	—	25,040	—	21,816	46,856
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(15,430)	(15,430)
Equity-based compensation expense and dividend equivalents	106,390	—	—	—	7,375	(104)	—	—	7,271
Dividends to Class A common stockholders	—	—	—	—	—	(14,970)	—	—	(14,970)
Change in accumulated other comprehensive income	—	—	—	—	—	—	86	80	166
Payroll taxes related to net settled restricted stock units	(22,573)	—	—	—	(1,110)	—	—	—	(1,110)
Other	—	—	—	—	579	—	—	—	579
Balances, December 31, 2019	17,838,233	$2	1	$—	$466,945	$30,525	$414	$(399,510)	$98,376
Net income	—	—	—	—	—	10,964	—	9,056	20,020
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(14,058)	(14,058)
Equity-based compensation expense and dividend equivalents	394,701	—	—	—	18,108	(310)	—	—	17,798
Dividends to Class A common stockholders	—	—	—	—	—	(16,044)	—	—	(16,044)
Change in accumulated other comprehensive income	—	—	—	—	—	—	198	18	216
Payroll taxes related to net settled restricted stock units	(90,414)	—	—	—	(2,544)	—	—	—	(2,544)
Acquisitions	248,171	—	—	—	8,800	—	—	—	8,800
Other	—	—	—	—	113	4	—	—	117
Balances, December 31, 2020	18,390,691	$2	1	$—	$491,422	$25,139	$612	$(404,494)	$112,681

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$20,020	$46,856	$49,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,691	22,323	20,678
Impairment charge - leased assets	7,902	—	—
Bad debt expense	2,903	4,964	2,257
Equity-based compensation expense	16,267	10,934	9,176
Deferred income tax expense	1,840	2,310	9,511
Fair value adjustments to contingent consideration	814	241	(1,289)
Non-cash change in tax receivable agreements liability	—	—	(6,145)
Non-cash lease expense (benefit)	(508)	—	—
Other, net	1,051	1,252	988
Changes in operating assets and liabilities
Accounts and notes receivable, current portion	(3,460)	(5,614)	(3,241)
Advances from/to affiliates	—	—	581
Other current and noncurrent assets	(10,665)	(6,084)	2,170
Other current and noncurrent liabilities	9,035	6,737	(3,466)
Payments pursuant to tax receivable agreements	(3,562)	(3,556)	(6,305)
Income taxes receivable/payable	2,109	178	1,099
Deferred revenue, current and noncurrent	410	(1,566)	228
Net cash provided by operating activities	70,847	78,975	76,064
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(6,903)	(13,226)	(7,787)
Acquisitions, net of cash acquired of $867k, $55k and $362k, respectively	(10,627)	(14,945)	(25,888)
Restricted cash acquired with the Marketing Funds acquisition	—	28,495	—
Other	—	(1,200)	—
Net cash used in investing activities	(17,530)	(876)	(33,675)
Cash flows from financing activities:
Payments on debt	(2,634)	(2,622)	(3,171)
Distributions paid to non-controlling unitholders	(14,058)	(15,430)	(14,559)
Dividends and dividend equivalents paid to Class A common stockholders	(16,354)	(15,074)	(14,306)
Payments related to tax withholding for share-based compensation	(2,544)	(1,110)	(895)
Payment of contingent consideration	(409)	(306)	(221)
Net cash used in financing activities	(35,999)	(34,542)	(33,152)
Effect of exchange rate changes on cash	308	70	(70)
Net increase in cash, cash equivalents and restricted cash	17,626	43,627	9,167
Cash, cash equivalents and restricted cash, beginning of year	103,601	59,974	50,807
Cash, cash equivalents and restricted cash, end of period	$121,227	$103,601	$59,974
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,663	$11,690	$11,525
Net cash paid for income taxes	$4,993	$8,429	$5,769
Schedule of non-cash investing activities:
Class A shares issued as consideration for acquisitions	$8,800	$—	$—
Increase (decrease) in accounts payable and accrued liabilities for purchases of property, equipment and capitalization of software	$1,419	$(94)	$1,080

See accompanying notes to consolidated financial statements.

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) completed an initial public offering (the “IPO”) of its shares of Class A common stock on October 7, 2013. Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of December 31, 2020, Holdings owns 59.4% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 40.6%. Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). RE/MAX, founded in 1973, has over 135,000 agents operating in over 8,000 offices and a presence in more than 110 countries and territories. The RE/MAX strategy is to sell franchises and help those franchisees recruit and retain the best agents. The RE/MAX brand is built on the strength of the Company’s global franchise network, which is designed to attract and retain the best-performing and most experienced agents by maximizing their opportunity to retain a larger portion of their commissions. The Company focuses on enabling its networks’ success by providing powerful technology, quality education and training, and valuable marketing to build the strength of the RE/MAX and Motto brands.

Motto Mortgage, founded in 2016, has grown to over 125 offices across more than 30 states. The Motto Mortgage franchise model offers U.S. real estate brokers, real estate professionals and other investors access to the mortgage brokerage business, which is highly complementary to our RE/MAX real estate business and is designed to help Motto franchise owners comply with complex mortgage regulations. Motto franchisees offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at the same location or at offices near each other.

RE/MAX and Motto are 100% franchised—the Company does not own any of the brokerages that operate under these brands.

Holdings Capital Structure

Holdings has two classes of common stock, Class A common stock and Class B common stock.

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

Class B common stock

RIHI is the sole holder of Class B common stock and is controlled by David and Gail Liniger, the Company’s founders. Pursuant to the terms of the Company’s Certificate of Incorporation, Class B common stock is entitled to a number of votes on matters presented to Holdings’ stockholders equal to the number of RMCO common units that RIHI holds. Through its ownership of the Class B common stock, RIHI holds 40.6% of the voting power of the Company’s stock as of December 31, 2020. Mr. Liniger also owns Class A common stock with an additional 1.1% of the voting power of the Company’s stock as of December 31, 2020.

Holders of shares of Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“financial statements”) and notes thereto included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2020 and 2019, the results of its operations and comprehensive income, changes in its stockholders’ equity and its cash flows for the years ended December 31, 2020, 2019 and 2018.

During 2020, the Company completed the acquisitions of Gadberry Group, LLC (“Gadberry”) and Wemlo, Inc. (“wemlo”). During 2019, the Company acquired First Leads, Inc. (“First”), and all of the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger. During 2018, the Company completed the acquisition of booj. The results of operations, cash flows and financial position of these acquisitions are included in the financial statements from their respective dates of acquisition. See Note 6, Acquisitions, for additional information.

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

Segment Reporting

The Company operates under the following segments:

●	Real Estate – comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand name and technology and data subscription revenue such as for Gadberry and the First app, along with corporate-wide shared services expenses.
●	Mortgage – comprises the operations of the Company’s mortgage brokerage franchising operations under the Motto Mortgage brand name and mortgage loan processing services and licensed software under the wemlo brand. Mortgage does not include any charges related to the corporate-wide shared services expenses.
●	Marketing Funds – comprises the operations of the Company’s marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. This segment has no net income given the contractual restriction that all funds collected must be spent for designated purposes.
●	Other – comprises the legacy operations of booj, which, due to quantitative insignificance, do not meet the criteria of a reportable segment.

See Note 17 for additional information about segment reporting.

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

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s franchise agreements offer the following benefits to the franchisee: common use and promotion of RE/MAX and Motto trademarks; distinctive sales and promotional materials; access to technology; marketing tools and training; standardized supplies and other materials used in RE/MAX and Motto offices; and recommended procedures for operation of RE/MAX and Motto offices. The Company concluded that these benefits are highly related and all a part of one performance obligation for each franchise agreement, a license of symbolic intellectual property that is billed through a variety of fees including continuing franchise fees, annual dues, broker fees, marketing funds fees and franchise sales, described below. The Company has other performance obligations associated with contracts with customers in other revenue for training, marketing and events, subscription revenue, loan processing revenue, data services revenue, and related to legacy booj customers. The method used to measure progress is over the passage of time for most streams of revenue. The following is a description of principal activities from which the Company generates its revenue.

Continuing Franchise Fees

Continuing franchise fees are fixed contractual fees paid monthly (a) by regional franchise owners in Independent Regions or franchisees in Company-Owned Regions based on the number of RE/MAX agents in the respective franchised region or office or (b) by Motto franchisees based on the number of offices open. Motto offices reach the full monthly billing once the Motto office has been open for 12 to 14 months. This revenue is recognized in the month for which the fee is billed. This revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents or number of Motto open offices.

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

The activity in the Company’s deferred revenue for annual dues is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Consolidated Balance Sheets, and consists of the following in aggregate (in thousands):

	Balance at beginning of period	New billings	Revenue recognized (a)	Balance at end of period
Year Ended December 31, 2020	$15,982	$33,632	$(35,075)	$14,539

(a)	Revenue recognized related to the beginning balance was $14.1 million for the year ended December 31, 2020.
(b)

Broker Fees

Broker fees are assessed against real estate commissions paid by customers when a RE/MAX agent sells a home. Generally, the amount paid is 1% of the total commission on the transaction, although in Independent Regions in Canada, it is not charged. Additionally, agents in Company-Owned Regions existing prior to 2004, the year the Company began assessing broker fees, are generally “grandfathered” and continue to be exempt from paying a broker fee. As of December 31, 2020, grandfathered agents represented approximately 16% of total agents in U.S. Company-Owned Regions. Revenue from broker fees is a sales-based royalty and recognized in the month when a home sale transaction occurs. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

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

	Balance at beginning of period	New billings	Revenue recognized (a)	Balance at end of period
Year Ended December 31, 2020	$25,884	$8,615	$(9,430)	$25,069

(a)	Revenue recognized related to the beginning balance was $8.4 million for the year ended December 31, 2020.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at beginning of period	Expense recognized	Additions to contract cost for new activity	Balance at end of period
Year Ended December 31, 2020	$3,578	$(1,412)	$1,524	$3,690

Other Revenue

Other revenue is primarily revenue from booj’s legacy operations for its external customers as booj continues to provide technology products and services to its legacy customers; technology and data services subscription revenue from the First app and Gadberry, and mortgage loan processing revenue from wemlo. Other revenue also includes event-based revenue from training and other programs and preferred marketing arrangements. Revenue from event-based revenue is recognized when the event occurs and until then amounts collected are included in “Deferred revenue”. Revenue from preferred marketing arrangements involves both flat fees paid in advance as well as revenue sharing, both of which are generally recognized over the period of the arrangement and are recorded net as the Company does not control the good or service provided. First charges a periodic fee to agents who use the app. Wemlo charges a flat fee per transaction which is recognized when a loan is closed. Gadberry’s revenue relates to data and software licenses and is recognized when the control of the products or services has transferred to the customer. Transfer of control may occur at a point in time or over time, depending on the nature of the contract.

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S.	$157,448	$164,867	$170,496
Canada	21,769	23,024	23,771
Global	11,575	11,745	10,237
Total Real Estate	190,792	199,636	204,504
U.S.	57,974	64,906	—
Canada	5,634	6,559	—
Global	794	834	—
Total Marketing Funds	64,402	72,299	—
Mortgage (a)	6,610	4,542	2,536
Other (a)	4,197	5,816	5,586
Total	$266,001	$282,293	$212,626

(a)	Revenue from Mortgage and Other are derived exclusively within the U.S.

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable (in thousands):

	Year Ended December 31,
	2020	2019	2018
Company-Owned Regions	$144,616	$152,218	$157,873
Independent Regions	34,423	34,467	33,082
Global and Other	11,753	12,951	13,549
Total Real Estate	190,792	199,636	204,504
Marketing Funds	64,402	72,299	—
Mortgage	6,610	4,542	2,536
Other	4,197	5,816	5,586
Total	$266,001	$282,293	$212,626

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Annual dues	$14,539	$—	$—	$—	$—	$—	$14,539
Franchise sales	6,913	5,621	4,243	2,984	1,697	3,611	25,069
Total	$21,452	$5,621	$4,243	$2,984	$1,697	$3,611	$39,608

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Consolidated Balance Sheets to the amounts presented in the Consolidated Statements of Cash Flows (in thousands):

	As of December 31,
	2020	2019
Cash and cash equivalents	$101,355	$83,001
Restricted cash	19,872	20,600
Total cash, cash equivalents and restricted cash	$121,227	$103,601

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs. These services primarily comprise (a) building and maintaining agent marketing technology, including customer relationship management tools, the remax.com website, agent, office and team websites, and mobile apps, (b) dedicated employees focused on marketing campaigns, and (c) various administrative services including customer support of technology, accounting and legal. Because these costs are ultimately paid by the Marketing Funds, they do not impact the net income of Holdings as the Marketing Funds have no reported net income.

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Technology - operating	$12,245	$6,244
Technology - capital	1,017	5,095
Marketing staff and administrative services (a)(b)	4,527	3,763
Total	$17,789	$15,102

(a)	Costs charged to the Marketing Funds for the year ended December 31, 2018, while the Marketing Funds were a related party, were $3.8 million.
(b)	Prior to January 1, 2019, the Marketing Funds were not owned by the Company (see Note 6, Acquisitions). During that time, the Marketing funds still incurred significant technology costs, however, these services were provided by and paid directly to third parties and were not provided by the Company. In 2019, Real Estate (through the booj technology team) began providing these services as noted above.

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses primarily consist of personnel costs, including salaries, benefits, payroll taxes and other compensation expenses, professional fees, lease costs, as well as expenses for outsourced technology services and expenses for marketing to customers, to expand the Company’s franchises.

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

The Company records estimates of expected credit losses against its accounts and notes receivable based on historical loss experience and reasonable and supportable forecasts. The general economic conditions effecting the Company’s customers, especially existing home sales, are expected to impact customers in a consistent manner. The allowance for doubtful accounts and notes is based on reasonable and supportable forecasts, historical experience, general economic conditions, and the credit quality of specific accounts. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables and are included as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

	Balance at beginning of period	Additions/charges to cost and expense for allowances for doubtful accounts (a)	Deductions/write-offs	Balance at end of period
Year Ended December 31, 2020	$12,538	$2,903	$(3,717)	$11,724
Year Ended December 31, 2019	$7,980	$4,964	$(406)	$12,538
Year Ended December 31, 2018	$7,223	$2,257	$(1,500)	$7,980

(a) Includes approximately $0.6 million and $1.5 million of expense attributable to the Marketing Funds for the years ended December 31, 2020 and 2019, respectively.

Accumulated Other Comprehensive Income (Loss) and Foreign Currency Translation

Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with stockholders and is comprised of foreign currency translation adjustments.

As of December 31, 2020, the Company, directly and through its franchisees, conducted operations in over 110 countries and territories, including the U.S. and Canada. The functional currency for the Company’s operations is the U.S. dollar, except for its Canadian subsidiary which is the Canadian Dollar.

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

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from such asset. If not recoverable, the excess of the carrying amount of an asset over its estimated discounted cash flows would be charged to operations as an impairment loss. For each of the years ended December 31, 2020, 2019 and 2018, there were no material impairments indicated for such assets.

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

The Company did not record any goodwill impairments during the years ended December 31, 2020, 2019 and 2018.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements are primarily for real estate office space and are included within “Operating lease right of use assets”, “Operating lease liabilities” and “Operating lease liabilities, net of current portion’ on the Consolidated Balance Sheets.

The Company’s lease liabilities represent the obligation to make lease payments arising from the leases and right of use (“ROU”) assets are recognized as an offset at lease inception. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of the Company’s lessee agreements include options to extend the lease, which is not included in the minimum lease terms unless they are reasonably certain to be exercised. Rent expense for lease payments related to operating leases (which is substantially all of the Company’s leases) is recognized on a straight-line basis over the lease term and is recorded to “Selling, operating and administrative expenses’ in the Consolidated Statements of Income.

The Company has made an accounting policy election not to recognize ROU assets and lease liabilities that arise from any of its short-term leases. All leases with a term of 12 months or less at commencement, for which the Company is not reasonably certain to exercise available renewal options that would extend the lease term past 12 months, are recognized on a straight-line basis over the lease term.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with several subsequent amendments, which requires lessees to recognize the assets and liabilities that arise from operating and finance leases on the consolidated balance sheets, with a few exceptions. ASU 2016-02 became effective for the Company on January 1, 2019 and replaced the existing lease guidance in U.S. GAAP when it became effective. The Company did not retrospectively recast prior periods presented and ASU 2016-02 was applied to all the Company’s leases as of January 1, 2019, resulting in the recording of lease liabilities and ROU assets within the Consolidated Balance Sheet. Adoption of the new standard did not materially affect the Company’s consolidated net earnings and had no impact on cash flows. See the Leases section above and Note 3, Leases, for more information.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The new guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. The relief is temporary and only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company believes the amendments of ASU 2020-04 will not have a significant impact on the Company’s consolidated financial statements and related disclosures as the Company does not currently engage in interest rate hedging of its LIBOR based debt, nor does it believe it has any material contracts tied to LIBOR other than its Senior Secured Credit Agreement, as discussed in Note 10, Debt. An amendment to the Senior Secured Credit agreement will likely be required, but the Company does not expect any material adverse consequences from this transition.

3. Leases

The Company leases corporate offices, a distribution center, billboards and certain equipment. As all franchisees are independently owned and operated, there are no leases recognized for any offices used by the Company’s franchisees. The leases have remaining lease terms ranging from less than a year up to 13 years, some of which include one or more options to renew. Of these renewal options, the Company determined that none are reasonably certain to be exercised. All the Company’s material leases are classified as operating leases.

The Company has a lease for its corporate headquarters office building (the “Headquarters Lease”) that expires in 2028. The Company may, at its option, extend the Headquarters Lease for two renewal periods of 10 years. Under the terms of the Headquarters Lease, the Company pays an annual base rent, which escalates 3% each year, including the first optional renewal period. The second optional renewal period resets to fair market rental value, and the rent escalates 3% each year until expiration. The Company pays for insurance, property taxes and operating expenses of the leased space. The Headquarters Lease is the Company’s only significant lease.

The Company acts as the lessor for four sublease agreements on its corporate headquarters, consisting solely of operating leases, each of which include a renewal option for the lessee to extend the length of the lease. Renewal options for two of the sublease agreements are contingent upon renewal of the Headquarters Lease, which is not reasonably certain to be exercised in 2028. As such, the Company determined these sublease renewal options are not reasonably certain to be exercised. Renewal options for the remaining two sublease agreements have already been exercised and will expire before the end of the corporate headquarters lease in 2028.

Lease Impairment

During the third quarter of 2020, the Company began executing on a plan to both refresh its corporate headquarters and sublease space made available through the refresh. As a result, the Company changed its asset grouping for its headquarters ROU asset to separate the portion that it intends to sublease from the portion it will continue to occupy and performed an impairment test on the portion it intends to sublease. Based on a comparison of undiscounted cash flows to the ROU asset, the Company determined that the asset was impaired, driven largely by the difference between the existing lease rate on the Company’s corporate headquarters and expected sublease rates available in the market. This resulted in an impairment charge of $7.9 million and a reduction to basic earnings per share of $0.20 per share, for the year ended December 31, 2020, which reflects the excess of the ROU asset over its fair value.

The Company used its Senior Secured Credit Facility interest rate to extrapolate a rate for each of its leases to calculate the present value of the lease liability and right-of-use asset. A summary of the Company’s lease cost is as follows (in thousands, except for weighted-averages):

	Year Ended December 31,
	2020	2019
Lease Cost
Operating lease cost (a)	$12,085	$12,259
Sublease income	(1,434)	(1,508)
Short-term lease cost (b)	5,959	6,495
Total lease cost	$16,610	$17,246
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	8,520	8,507
Weighted-average remaining lease term in years - operating leases	7.4	8.4
Weighted-average discount rate - operating leases	6.3%	6.3%

(a)	Includes approximately $3.6 million and $3.7 million of taxes, insurance and maintenance for the years ended December 31, 2020 and 2019, respectively.
(b)	Includes expenses associated with short-term leases of billboard advertisements and is included in “Marketing Funds expenses” on the Consolidated Statements of Income for the years ended December 31, 2020 and 2019.

Maturities under non-cancellable leases were as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
2021	$9,014	(895)	$8,119
2022	9,003	(1,200)	7,803
2023	9,174	(1,311)	7,863
2024	9,439	(1,273)	8,166
2025	9,717	(331)	9,386
Thereafter	24,469	(388)	24,081
Total lease payments	$70,816	$(5,398)	$65,418
Less: imputed interest	14,850
Present value of lease liabilities	$55,966

4. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	As of December 31,
	2020		2019
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.6%	12,559,600	41.3%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,390,691	59.4%	17,838,233	58.7%
Total common units in RMCO	30,950,291	100.0%	30,397,833	100.0%

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

	Year Ended December 31,
	2020			2019			2018
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.1%	40.9%	100.0%	58.6%	41.4%	100.0%	58.6%	41.4%	100.0%
Income before provision for income taxes(a)	$17,243	$11,880	$29,123	$33,850	$23,915	$57,765	$41,238	$24,926	$66,164
Provision for income taxes(b)(c)	(6,279)	(2,824)	(9,103)	(8,810)	(2,099)	(10,909)	(14,355)	(1,987)	(16,342)
Net income	$10,964	$9,056	$20,020	$25,040	$21,816	$46,856	$26,883	$22,939	$49,822

(a)	The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain relatively insignificant items recorded at RE/MAX Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, both taxes in foreign jurisdictions and domestic taxes on subsidiaries which converted to LLCs in 2020. See Note 12, Income Taxes, for additional information.
(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes directly incurred by RMCO and its subsidiaries, both taxes in foreign jurisdictions and domestic taxes on subsidiaries which converted to LLCs in 2020. Otherwise, because RMCO is a flow-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Tax and other distributions	$3,006	$4,880
Dividend distributions	11,052	10,550
Total distributions to non-controlling unitholders	$14,058	$15,430

On February 17, 2021, the Company declared a distribution to non-controlling unitholders of $2.9 million, which is payable on March 17, 2021.

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

When Holdings acquired common units in RMCO, it received a step-up in tax basis on the underlying assets held by RMCO. The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired. Most of the step-up in basis relates to intangibles assets, primarily franchise agreements and goodwill, and the step-up is often substantial. These assets are amortizable under IRS rules and result in deductions on the Company’s tax return for many years and consequently, Holdings receives a future tax benefit. These future benefits are reflected within deferred tax assets on the Company’s consolidated balance sheets.

If Holdings acquires additional common units of RMCO from RIHI, the percentage of Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur.

In connection with the initial sale of RMCO common units in October 2013, Holdings entered into Tax Receivable

Agreements (“TRAs”) which require that Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. The TRA holders as of December 31, 2020 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. This liability is recorded within “Current portion of payable pursuant to tax receivable agreements” and “Payable pursuant to tax receivable agreement” in the Consolidated Balance Sheets. Similar to the deferred tax assets, the TRA liabilities would increase if Holdings acquired additional common units of RMCO from RIHI.

Both deferred tax assets and TRA liability were substantially reduced by the Tax Cuts and Jobs Act enacted in December 2017. The reduction in the corporate tax rate from 35% to 21% resulted in comparable reductions in both the deferred tax asset amounts and the TRA liabilities. The deferred tax assets and TRA liabilities were further reduced in 2018 as a result of the foreign tax provisions contained in the Tax Cuts and Jobs Act. See Note 12, Income Taxes, for further information on the impact of the Tax Cuts and Jobs Act.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended December 31,
	2020	2019	2018
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$10,964	$25,040	$26,883
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,170,348	17,812,065	17,737,649
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,170,348	17,812,065	17,737,649
Add dilutive effect of the following:
Restricted stock	153,898	55,687	29,850
Weighted average shares of Class A common stock outstanding, diluted	18,324,246	17,867,752	17,767,499
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.60	$1.41	$1.52
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.60	$1.40	$1.51

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Year Ended December 31,
	2020		2019		2018
Quarter end declared	Date paid	Per share	Date paid	Per share	Date paid	Per share
March 31	March 18, 2020	$0.22	March 20, 2019	$0.21	March 21, 2018	$0.20
June 30	June 2, 2020	0.22	May 29, 2019	0.21	May 30, 2018	0.20
September 30	September 2, 2020	0.22	August 28, 2019	0.21	August 29, 2018	0.20
December 31	December 2, 2020	0.22	November 27, 2019	0.21	November 28, 2018	0.20
		$0.88		$0.84		$0.80

On February 17, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on March 17, 2021 to stockholders of record at the close of business on March 3, 2021.

6. Acquisitions

Gadberry & wemlo

On September 10, 2020, the Company acquired Gadberry for $4.6 million in cash, net of cash acquired, and $5.5 million in Class A common stock, plus approximately $9.9 million of equity-based compensation, which will be accounted for as compensation expense in the future over two to three years (see Note 13, Equity-Based Compensation for additional information). In addition, the Company recorded a contingent consideration liability in connection with the purchase of Gadberry, which had an acquisition date fair value of $0.9 million, measured at the present value of the probability weighted consideration expected to be transferred. Gadberry is a location intelligence data company whose products have been instrumental in the success of the Company’s consumer website, www.remax.com. Founded in 2000, Gadberry specializes in building products that help clients solve geospatial challenges through location data. Gadberry plans to expand its non-RE/MAX clients while maintaining and enhancing its contributions to the RE/MAX technology offering.

On August 25, 2020, the Company acquired wemlo for $6.1 million in cash, net of cash acquired, and $3.3 million in Class A common stock, plus approximately $6.7 million of equity-based compensation, which will be accounted for as compensation expense in the future over three years (see Note 13, Equity-Based Compensation, for additional information). Wemlo is a fintech company that has developed its cloud service for mortgage brokers, combining third-party loan processing services with an all-in-one digital platform.

The total purchase price was allocated to the assets and liabilities acquired based on their preliminary estimated fair values. The Company recorded $14.4 million in goodwill, virtually all of which is deductible for tax purposes, and $6.3 million in other intangibles as a result of these acquisitions.

First

On December 16, 2019, the Company acquired First for $15 million in cash generated from operations. First is a mobile app that leverages data science, machine learning and human interaction to help real estate professionals better leverage the value of their personal network and was acquired to complement the Company’s technology offerings and booj Platform.

Marketing Funds

On January 1, 2019, the Company acquired all the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger, for a nominal amount. As in the past, the Marketing Funds are contractually obligated to use the funds collected to support both regional and pan-regional marketing campaigns designed to build and maintain brand awareness and to support the Company’s agent marketing technology. The Company does not plan for the use of the funds to change because of this acquisition and consolidation. The acquisitions of the Marketing Funds are part of the Company’s succession plan, and ownership of the Marketing Funds by the franchisor is a common structure. Expenses incurred with the acquisition of the Marketing Funds were not material.

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

The following table summarizes the Company’s allocation of the purchase price to the fair value of assets acquired and liabilities assumed (in thousands):

Restricted cash	$28,495
Other current assets	8,472
Property and equipment	788
Other assets, net of current portion	126
Total assets acquired	37,881
Other current liabilities	37,881
Total liabilities assumed	37,881
Total acquisition price	$—

The Marketing Funds constitutes a business and was accounted for using the fair value acquisition method. The total purchase price was allocated to the assets acquired based on their estimated fair values.

Booj, LLC

On February 26, 2018, the Company acquired all membership interests in booj using $26.3 million in cash generated from operations, plus up to approximately $10.0 million in equity-based compensation to be earned over time, based on grant date fair value, which will be accounted for as compensation expense in the future (see Note 13, Equity-Based Compensation, for additional information). The Company acquired booj in order to deliver core technology solutions designed for and with RE/MAX affiliates.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of the Marketing Funds had occurred January 1, 2018, and the acquisition of booj had occurred on January 1, 2017. The Gadberry, Wemlo, and First acquisitions noted above are immaterial and not included in the pro-forma information presented below. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the noted acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results, including additional amortization expense associated with the valuation of the acquired franchise agreements. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

(in thousands, except per share amounts)	Year Ended December 31, 2018
Total revenue	$287,394
Net income attributable to Holdings	$26,131
Basic earnings per common share	$1.47
Diluted earnings per common share	$1.47

7. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable Life	2020	2019
Leasehold improvements	Shorter of estimated useful life or life of lease	$4,707	$3,327
Office furniture, fixtures and equipment	2 - 10 years	17,896	17,057
Total property and equipment		22,603	20,384
Less accumulated depreciation		(14,731)	(14,940)
Total property and equipment, net		$7,872	$5,444

Depreciation expense was $1.8 million, $1.7 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

8. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of December 31, 2020			As of December 31, 2019
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.5	$180,867	$(108,671)	$72,196	$180,867	$(93,197)	$87,670
Other intangible assets:
Software (a)	4.5	$44,389	$(18,926)	$25,463	$36,680	$(9,653)	$27,027
Trademarks	8.4	2,325	(1,274)	1,051	1,904	(1,037)	867
Non-compete agreements	4.4	3,920	(2,814)	1,106	3,700	(1,546)	2,154
Training materials	5.0	2,400	(1,120)	1,280	2,400	(640)	1,760
Other	5.3	1,670	(601)	1,069	800	(293)	507
Total other intangible assets	4.7	$54,704	$(24,735)	$29,969	$45,484	$(13,169)	$32,315

(a)	As of December 31, 2020, and December 31, 2019, capitalized software development costs of $1.4 million and $10.5 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $24.9 million, $20.6 million and $19.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

As of December 31, 2020:
2021	$25,431
2022	23,603
2023	17,089
2024	14,288
2025	10,365
Thereafter	11,389
$102,165

The following table presents changes to goodwill by reportable segment for the period from January 1, 2019 to December 31, 2020 (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2019	$138,884	$11,800	$150,684
Goodwill recognized from acquisitions	8,207	—	8,207
Effect of changes in foreign currency exchange rates	147	—	147
Balance, December 31, 2019	147,238	11,800	159,038
Goodwill recognized from acquisitions (a)	9,893	6,833	16,726
Effect of changes in foreign currency exchange rates	71	—	71
Balance, December 31, 2020	$157,202	$18,633	$175,835

(a)	Includes adjustments to preliminary estimates from 2019 acquisitions.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2020	2019
Marketing Funds (a)	$48,452	$39,672
Accrued payroll and related employee costs	10,692	11,900
Accrued taxes	2,491	2,451
Accrued professional fees	1,806	2,047
Other	5,130	4,093
	$68,571	$60,163

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information. As previously noted, the Marketing Funds were acquired on January 1, 2019.

10. Debt

Debt, net of current portion, consists of the following (in thousands):

	As of December 31,
	2020	2019
Senior Secured Credit Facility	$225,013	$227,363
Other long-term financing (a)	78	362
Less unamortized debt issuance costs	(882)	(1,182)
Less unamortized debt discount costs	(644)	(862)
Less current portion (a)	(2,428)	(2,648)
	$221,137	$223,033

(a)	Includes financing assumed with the acquisition of booj. As of December 31, 2020 and 2019, the carrying value of this financing approximates the fair value.

Maturities of debt are as follows (in thousands):

As of December 31, 2020
2021	$2,428
2022	2,350
2023	220,313
$225,091

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

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR provided LIBOR shall be no less than 0.75% plus an applicable margin of 2.75% and, provided further, that LIBOR shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR rate”) or (b) the greatest of (i) JPMorgan Chase Bank N.A.’s prime rate, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1%, (such greatest rate, the “ABR”) plus, in each case, the applicable margin. The applicable margin for ABR loans is 1.75%. As of December 31, 2020, the Company selected the LIBOR rate resulting in an interest rate on the term loan facility of 3.5%.

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans at $0.6 million per quarter. The Company is also required to repay the term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50.0% of excess cash flow at the end of the applicable fiscal year if RE/MAX, LLC’s total leverage ratio as defined in the Senior Secured Credit Facility is in excess of 3.25:1.00, with such percentage decreasing to zero as RE/MAX, LLC’s leverage ratio decreases below 2.75 to 1.0. The Company’s total leverage ratio was less than 2.75 to 1.0 as of December 31, 2020, and as a result, the Company does not expect to make an excess cash flow principal prepayment within the next 12-month period. The Company may make optional prepayments on the term loan facility at any time without penalty; however, no such optional prepayments were made during the year ended December 31, 2020.

Whenever amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio and an interest coverage ratio. A commitment fee of 0.5% per annum accrues on the amount of unutilized revolving line of credit. As of December 31, 2020, no amounts were drawn on the revolving line of credit.

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
●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Level 3 liabilities that are measured at fair value on a recurring basis consist of the Company’s contingent consideration related to the acquisition of Motto.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of December 31, 2020				As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$4,750	$—	$—	$4,750	$5,005	$—	$—	$5,005
Gadberry contingent consideration	1,590	—	—	1,590	—	—	—	—
Contingent consideration (a)	$6,340	$—	$—	$6,340	$5,005	$—	$—	$5,005
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 60-80 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales would decrease the liability by $0.3 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.1 million. As of December 31, 2020, contingent consideration also includes an amount recognized in connection with the acquisition of Gadberry (see Note 6, Acquisitions, for more information on this acquisition). The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income.

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2019	$5,070
Fair value adjustments	241
Cash payments	(306)
Balance at December 31, 2019	5,005
Fair value adjustments	814
Acquisitions – Gadberry	930
Cash payments	(409)
Balance at December 31, 2020	$6,340

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the year ended December 31, 2020.

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$223,487	$223,887	$225,319	$227,363

12. Income Taxes

“Income before provision for income taxes” as shown in the accompanying Consolidated Statements of Income is comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$14,930	$44,343	$52,798
Foreign	14,193	13,422	13,366
Total	$29,123	$57,765	$66,164

Components of the “Provision for income taxes” in the accompanying Consolidated Statements of Income consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$2,265	$2,533	$1,393
Foreign	4,418	4,929	4,738
State and local	580	1,137	700
Total current expense	7,263	8,599	6,831
Deferred expense
Federal	1,229	2,084	8,795
Foreign	351	(142)	12
State and local	260	368	704
Total deferred expense	1,840	2,310	9,511
Provision for income taxes	$9,103	$10,909	$16,342

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	3.1	3.1	3.1
Income attributable to non-controlling interests (a)	(9.9)	(10.0)	(10.0)
Subtotal	14.2%	14.1%	14.1%
Non-creditable foreign taxes - non-controlling interest (b) (c)	5.1	2.8	2.7
Non-creditable foreign taxes - RE/MAX Holdings (c) (d)	2.1	1.1	1.2
Foreign derived intangible income deduction (c)	(3.1)	(1.5)	(1.3)
Other permanent differences	2.0	0.7	0.4
Uncertain tax positions (c)	1.9	1.0	0.8
Impact of TRA adjustment on NCI (e)	—	—	0.7
Effect of permanent difference - TRA adjustment (f)	—	—	(2.2)
Valuation allowance recognized on basis step-ups	—	—	9.5
Conversions of acquired C-Corporations to pass-through entities (g)	8.4	—	—
Other	0.7	0.7	(1.2)
	31.3%	18.9%	24.7%

(a)	Given virtually all our income is generated via a pass-through entity of which the non-controlling interest owns approximately 40%, that proportion of our income is not subject to U.S. or state income tax rates.
(b)	Approximately 40% of foreign taxes paid at the RMCO level are attributable to the non-controlling interest. As a result, these taxes are never creditable against the U.S. taxes of Holdings.
(c)	The percentage impact of all these items increased in relation to 2019 because our pre-tax net income decreased in 2020 while the underlying tax or deduction was relatively unchanged.
(d)	While a portion of our foreign taxes are creditable within the U.S., most of the taxes we pay in Canada are not due largely to changes from TCJA (see discussion below).
(e)	Reflects the additional impact of non-controlling interest adjustment being on a larger base of income that includes the gain on reduction in TRA liability.
(f)	Reflects the impact of gain on TRA liability reduction, which is not taxable.

(g)	In 2020, the Company converted wemlo and First from C Corporations to flow-through entities, which triggered taxable gains. These conversions are expected to provide long-term tax benefits, both additional amortization and avoiding double taxation on profits.

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

Starting with tax year 2018, the Company has foreign tax credit limitation due to the U.S. federal tax rate being lower than many foreign jurisdictions, particularly Canada (reflected in the rate reconciliation table above as “Non-creditable foreign taxes - RE/MAX Holdings”). Certain of the tax basis step-ups, described in Note 4, Non-controlling interest, are related to intangible assets from the Company’s Western Canada operations. The deductions expected to be taken from these tax basis step-ups are no longer expected to be realized by the Company due to now being subject to a foreign tax credit limitation. As a result, the Company recognized a $6.3 million valuation allowance against the related deferred tax assets and an increase in “Provision for income taxes” in the accompanying Consolidated Statements of Income (reflected in the rate reconciliation table above as a 9.5% adjustment in 2018). The loss in value of the step-up, along with other less significant changes, also reduced the value of the TRA liabilities, resulting in a $6.1 million benefit to operating income. The net impact of these items was insignificant to net income.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets.

These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2020	2019
Long-term deferred tax assets
Goodwill, other intangibles and other assets	$40,077	$42,800
Imputed interest deduction pursuant to tax receivable agreements	2,306	2,651
Operating lease liabilities	2,671	1,618
Compensation and benefits	3,237	3,043
Allowance for doubtful accounts	1,429	1,629
Motto contingent liability	1,034	783
Deferred revenue	3,891	3,706
Foreign tax credit carryforward	2,996	1,862
Net operating loss (a)	—	2,641
Other	817	950
Total long-term deferred tax assets	58,458	61,683
Valuation allowance (b)	(6,834)	(7,184)
Total long-term deferred tax assets, net of valuation allowance	51,624	54,499
Long-term deferred tax liabilities
Property and equipment and other long lived assets	(1,577)	(1,494)
Other	(1,682)	(703)
Total long-term deferred tax liabilities	(3,259)	(2,197)
Net long-term deferred tax assets	48,365	52,302
Total deferred tax assets and liabilities	$48,365	$52,302

(a)	The conversion of acquired companies to LLCs resulted in the utilization of these net operating losses in 2020.
(b)	Includes a valuation allowance on deferred tax assets for goodwill and intangibles in the Company’s Western Canada operations, as well as foreign tax credit carryforwards.

As of December 31, 2020, the Company had $3.0 million in unutilized foreign tax credit carryforwards. If unused, the carryforwards will begin to expire during the years 2029-2031. This amount is included in the valuation allowance as of December 31, 2020.

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

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Holdings will file its 2020 income tax returns by October 15, 2021. RMCO is not subject to domestic federal income taxes as it is a flow-through entity; however, RMCO is still required to file an annual U.S. Return of Partnership Income. With respect to state and local jurisdictions and countries outside of the U.S., the Company and its subsidiaries are typically subject to examination for three to four years after the income tax returns have been filed. As such, income tax returns filed since 2016 are subject to examination.

Uncertain Tax Positions

The Company has recognized uncertain tax position liabilities, and related tax expense for certain foreign tax matters, along with a receivable for amounts of such foreign taxes expected to be creditable in the U.S. While the Company believes the liabilities recognized for uncertain tax positions are adequate to cover reasonably expected tax risks, there can be no assurance that an issue raised by a tax authority will be resolved at a cost that does not exceed the liability recognized. Interest and penalties are accrued on uncertain tax positions and included in the “Provision for income taxes” in the accompanying Consolidated Statements of Income.

Uncertain tax position liabilities represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the consolidated financial statements and are recognized in “Income taxes payable” in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount, excluding interest and penalties is as follows:

	As of December 31,
	2020	2019
Balance, January 1	$4,810	$4,278
Increase related to prior period tax positions	490	532
Balance, December 31 (a)	$5,300	$4,810

(a)	Excludes accrued interest and penalties of $2.3 million and $1.9 million for the years ended December 31, 2020 and 2019, respectively. These related interest and penalties are recognized in “Income taxes payable” within the Consolidated Balance Sheets.

The Company’s uncertain tax positions have a reasonable possibility of being settled within the next 12 months.

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

Employee stock-based compensation expense under the Company’s Incentive Plan, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Expense from time-based awards (a)	$12,224	$7,554	$5,189
Expense from performance-based awards (a)(b)	2,150	(179)	4,126
Expense from bonus to be settled in shares (c)	1,925	3,788	—
Equity-based compensation capitalized	(32)	(229)	(139)
Equity-based compensation expense	16,267	10,934	9,176
Tax deficit / (benefit) from equity-based compensation	(2,308)	(1,548)	(1,297)
Deficit / (excess) tax benefit from equity-based compensation	378	55	(145)
Net compensation cost	$14,337	$9,441	$7,734

(a)	Includes awards granted to booj, First, wemlo and Gadberry employees and former owners at the time of acquisition.

(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. For the year ended December 31, 2019, the Company reversed expense that had been recognized in 2018 for awards granted for certain booj work deliverables. This reversal was primarily a result of modifying the awards to extend the due date of the performance conditions, primarily through December 31, 2019, as the achievement of the goals at the previous date was no longer probable. Accounting for these modifications resulted in the reversal of the cumulative expense previously recognized and expensing the modified awards over the new vesting period resulting in a net $0.3 million recognized in 2019. Also, for the year ended December 31, 2019, certain conditions were no longer deemed probable of being met for other performance awards tied to the achievement of a revenue target measured over a three-year performance period. The cumulative expense previously recognized was reversed in the current period, resulting in a negative expense of ($0.5) million in 2019.
(c)	In 2019, the Company revised its annual bonus plan so that a portion of the bonus for most employees would be settled in shares if the Company met certain performance metrics. While the normal bonus plan was eliminated earlier in the year, the Board of Directors agreed to pay a discretionary bonus in December 2020 given the performance of the Company in the second half of the year and opted to pay a portion in shares. The exact share amounts to be issued will be determined based on the stock price at the time of vesting in early 2021. These amounts are recognized as “Accrued liabilities” in the accompanying Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

Time-based restricted stock units and restricted stock awards are valued using the Company’s closing stock price on the date of grant. Grants awarded to the Company’s Board of Directors generally vest over a one-year period. Grants awarded to the Company’s employees, other than grants issued to former owners in connection with acquisitions, generally vest equally in annual installments over a three-year period. Grants awarded to former owners in connection with acquisitions vest in varying lengths from two to four years. Refer to Note 6, Acquisitions, for additional discussion regarding the details of these transactions. Compensation expense is recognized on a straight-line basis over the vesting period.

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2020	455,452	$46.15
Granted (a)	769,750	$33.05
Shares vested (including tax withholding) (b)	(189,354)	$44.41
Forfeited	(17,840)	$35.94
Balance, December 31, 2020	1,018,008	$36.74

(a)	The weighted average grant date fair value per share for the years ended December 31, 2019 and 2018 were $38.43 and $53.04, respectively.
(b)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

At December 31, 2020, there was $25.1 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.

Performance-based Restricted Stock

Performance-based restricted stock units (“PSUs”) granted to employees, other than booj employees and former owners in connection with the acquisitions, are stock-based awards in which the number of shares ultimately received depends on the Company’s achievement of either a specified revenue target or the Company’s total shareholder return (“TSR”) relative to a peer company index over a three-year performance period. If the minimum threshold conditions are not met, no shares will vest. The number of shares that could be issued range from 0% to 150% of the participant’s target award. PSUs are valued on the date of grant using a Monte Carlo simulation for the TSR element of the award. PSUs that vest upon achievement of a specified revenue target are valued using the Company’s closing stock price on the date of grant. The Company’s expense will be adjusted based on the estimated achievement of revenue versus target. Earned PSUs cliff-vest at the end of the three-year performance period. Compensation expense is recognized on a straight-line basis over the vesting period based on the Company’s probable performance, with cumulative to-date adjustments made when revenue performance expectations change.

PSUs granted to booj employees and former owners in connection with the booj acquisition were stock-based awards in which the number of shares received were dependent on the achievement of certain technology milestones set forth in the related purchase agreement. The awards were valued using the Company’s closing stock price on the date of grant. The Company’s expense was adjusted based on the final achievement of the milestones. Most of these PSUs vested in 2019. The remaining PSUs vested in early 2020 based on the achieved milestone.

The following table summarizes equity-based compensation activity related to PSUs:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2020	139,964	$45.31
Granted (a) (b)	205,188	$29.90
Shares vested (including tax withholding)	(6,331)	$38.49
Forfeited (c)	(57,086)	$49.08
Balance, December 31, 2020	281,735	$23.37

(a)	The weighted average grant date fair value per share for the years ended December 31, 2019 and 2018 were $38.87 and $55.38, respectively.
(b)	Represents the total participant target award.
(c)	Includes forfeiture of the performance awards granted in 2018 that were set to vest on December 31, 2020 as the performance conditions were not met.

At December 31, 2020, there was $5.1 million of total unrecognized PSU expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years for PSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 1,407,058 additional shares available for the Company to grant under the Incentive Plan as of December 31, 2020.

14. Commitments and Contingencies

Contingencies

The Company maintains a self-insurance program for health benefits. As of December 31, 2020 and 2019, the Company recorded a liability of $0.3 million and $0.3 million, respectively, related to this program.

Litigation

A number of putative class action complaints are pending against the National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc., RE/MAX, LLC and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the United States District Court for the Northern District of Illinois. The second was filed in the same court on April 15, 2019, by plaintiff Sawbill Strategic, Inc. These two actions have now been consolidated (the “Moehrl Action”). Similar actions have been filed in federal courts: a) by Joshua Sitzer and other plaintiffs in the Western District of Missouri (the “Sitzer Action”); b) by Mark Rubenstein and Jeffery Nolan in the District of Connecticut (the “Rubenstein Action”); c) by plaintiffs Gary Bauman, Mary Jane Bauman, and Jennifer Nosalek in the District of Massachusetts (the “Bauman Action”); and d) by plaintiff Judah Leeder in the Northern District of Illinois (the “Leeder Action”). The complaints make substantially similar allegations and seek substantially similar relief. In the Moehrl Action, the plaintiffs allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints added allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. While similar to the Moehrl Action, various other lawsuits: allege violations of the Missouri Merchandising Practices Act (the Sitzer Action); include a multiple listing service (MLS) defendant (the Bauman Action); allege state antitrust violations (the Sitzer Action and Bauman Action); allege harm to home buyers rather than sellers (the Rubenstein Action and Leeder Action); allege unjust enrichment (the Leeder Action); and/or allege violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) rather than antitrust law (the Rubenstein Action). Among other requested relief, plaintiffs seek damages against the defendants and an injunction enjoining defendants from requiring sellers to pay the buyer broker. The Company intends to vigorously defend against all claims. We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

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

15. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2020, 2019 and 2018, the Company recognized expense of $1.0 million, $2.1 million and $1.8 million, respectively, for matching contributions to the 401(k) Plan. During 2020, as part of a cost mitigation plan due to COVID-19, the Company suspended the matching contributions to the 401(k) Plan in the final three quarters of the year.

16. Related-Party Transactions

The majority stockholders of RIHI, specifically the Company’s current Chairman and Co-Founder and the Company’s Vice Chair and Co-Founder make a golf course they own available to the Company for business purposes. The Company used the golf course and related facilities for business purposes at minimal charge during the years ended December 31, 2019 and 2018. Additionally, the Company recorded expense of $0.5 million for the value of the benefits provided to Company personnel and others for the complimentary use of the golf course during each year ended December 31, 2019 and 2018, with an offsetting increase in additional paid in capital. During 2020, due to COVID-19, the Company did not utilize the golf course and related facilities.

The Company also provided support services to the Marketing Funds prior to their acquisition on January 1, 2019. See Note 6, Acquisitions, and Note 2, Summary of Significant Accounting Policies, for additional information.

17. Segment Information

The Company operates under the following four operating segments: Real Estate, Mortgage, Marketing Funds, and booj. Due to quantitative insignificance, the booj operating segment does not meet the criteria of a reportable segment and is included in “Other”. Mortgage does not meet the quantitative significance test; however, management has chosen to report results for the segment as it believes it will be a key driver of future success for Holdings. Management evaluates the operating results of its segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following table presents revenue from external customers by segment (in thousands):

	Year Ended December 31,
	2020	2019	2018
Continuing franchise fees (a)	$84,863	$95,854	$98,828
Annual dues	35,075	35,409	35,894
Broker fees	50,028	45,990	46,871
Franchise sales and other revenue	20,826	22,383	22,911
Total Real Estate	190,792	199,636	204,504
Continuing franchise fees	5,354	4,074	2,276
Franchise sales and other revenue	1,256	468	260
Total Mortgage	6,610	4,542	2,536
Marketing Funds fees (a)	64,402	72,299	—
Other	4,197	5,816	5,586
Total revenue	$266,001	$282,293	$212,626

(a)	During the year ended December 31, 2020, Continuing franchise fees and Marketing Funds fees declined primarily due to the temporary COVID-19 related financial support programs offered to franchisees.

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Adjusted EBITDA: Real Estate	$96,079	$106,810	$108,669
Adjusted EBITDA: Mortgage	(2,255)	(2,709)	(3,436)
Adjusted EBITDA: Other	(1,266)	(586)	(917)
Adjusted EBITDA: Consolidated	92,558	103,515	104,316
Gain (loss) on sale or disposition of assets, net	(503)	(342)	139
Impairment charge - leased assets (a)	(7,902)	—	—
Equity-based compensation expense	(16,267)	(10,934)	(9,176)
Acquisition-related expense (b)	(2,375)	(1,127)	(1,634)
Gain on reduction in tax receivable agreement liability (c)	—	—	6,145
Special Committee investigation and remediation expense (d)	—	—	(2,862)
Fair value adjustments to contingent consideration (e)	(814)	(241)	1,289
Interest income	340	1,446	676
Interest expense	(9,223)	(12,229)	(12,051)
Depreciation and amortization	(26,691)	(22,323)	(20,678)
Income before provision for income taxes	$29,123	$57,765	$66,164

(a)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building. See Note 3, Leases, for additional information.
(b)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(c)	Gain on reduction in tax receivable agreement liability is a result of the Tax Cuts and Jobs Act enacted in December 2017 and further clarified in 2018. See Note 12, Income Taxes, for additional information.
(d)	Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.
(e)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 11, Fair Value Measurements for additional information.

The following table presents total assets of the Company’s segments (in thousands):

	As of December 31,
	2020	2019
Real Estate	$473,060	$473,645
Marketing Funds	48,728	41,090
Mortgage	32,248	20,161
Other	3,356	7,456
Total assets	$557,392	$542,352

Virtually all long-lived assets are within the United States.

18. Quarterly Financial Information (unaudited)

Summarized quarterly results were as follows (in thousands, except shares and per share amounts):

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2020:
Total revenue	$70,272	$52,207	$71,073	$72,449
Total operating expenses	58,509	43,525	60,258	65,701
Operating income	11,763	8,682	10,815	6,748
Total other expenses, net	(2,683)	(2,052)	(2,040)	(2,110)
Income before provision for income taxes	9,080	6,630	8,775	4,638
Provision for income taxes	(3,790)	(706)	(2,051)	(2,556)
Net income	5,290	5,924	6,724	2,082
Less: net income attributable to non-controlling interest	2,659	2,435	3,171	791
Net income attributable to Holdings	$2,631	$3,489	$3,553	$1,291

Net income attributable to Holdings per share of Class A common stock
Basic	$0.15	$0.19	$0.20	$0.07
Diluted	$0.15	$0.19	$0.19	$0.07
Weighted average shares of Class A common stock outstanding
Basic	17,974,264	18,123,963	18,196,454	18,386,709
Diluted	18,033,631	18,146,886	18,368,051	18,748,412

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2019:
Total revenue	$71,178	$71,381	$71,541	$68,193
Total operating expenses	58,233	49,311	48,097	58,213
Operating income	12,945	22,070	23,444	9,980
Total other expenses, net	(2,780)	(2,751)	(2,727)	(2,416)
Income before provision for income taxes	10,165	19,319	20,717	7,564
Provision for income taxes	(1,908)	(3,186)	(3,453)	(2,362)
Net income	8,257	16,133	17,264	5,202
Less: net income attributable to non-controlling interest	3,848	7,563	8,091	2,314
Net income attributable to Holdings	$4,409	$8,570	$9,173	$2,888

Net income attributable to Holdings per share of Class A common stock
Basic	$0.25	$0.48	$0.51	$0.16
Diluted	$0.25	$0.48	$0.51	$0.16
Weighted average shares of Class A common stock outstanding
Basic	17,775,381	17,808,321	17,826,332	17,837,386
Diluted	17,817,620	17,833,958	17,840,158	17,978,431

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2020 our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020, using the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

KPMG LLP, an independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and its report is included herein.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As reported in Item 2, Part II of the Company’s Form 10-Q for the quarter ended September 30, 2020, on August 25, 2020, the Company acquired all of the equity interests in wemlo. A portion of the consideration for the acquisition was the issuance by the Company to the founders of wemlo of 91,097 shares of Class A common stock. Such shares of common stock issued to the founders in connection with the acquisition were offered and sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act.  On September 10, 2020, the Company acquired all of the equity interests in Gadberry. A portion of the consideration for the acquisition was the issuance by the Company to the founders of Gadberry of 157,074 shares of Class A common stock. Such shares of common stock issued to the founders in connection with the acquisition were offered and sold in a transaction exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Conduct and a Supplemental Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Both of these codes apply to our chief executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Both codes are available on our website at www.remax.com.

The remaining information required by this Item 10 will be included in our definitive proxy statement for our 2021 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2020 with respect to shares of our Class A common stock issuable under our equity compensation plan:

Equity Compensation Plan Information
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to		Weighted-Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column (a))
Equity compensation plans approved by security holders	1,299,743	(1)	$—	1,407,058
Equity compensation plans not approved by security holders	—		—	—
Total	1,299,743	(1)	$—	1,407,058

(1)	Represents 1,299,743 shares issuable upon vesting of unvested restricted stock units.
(2)	The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019
●	Consolidated Statements of Income for the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018
●	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018
●	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2020
●	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.2
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-36101	2/21/2020	4.2
10.1	2013 Omnibus Incentive Plan and related documents.†	S-8	333-191519	10/1/2013	4.2
10.2	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.3	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.4	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.5	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-K	001-36101	2/21/2020	10.5
10.6	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.7	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12
10.8	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.†	S-1	333-190699	9/27/2013	10.3
10.9	Form of Time-Based Restricted Stock Unit Award.†	10-K	333-190699	2/24/2017	10.11

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.10	Form of Time-Based Restricted Stock Unit Award.†					X
10.11	Form of Performance-Based Restricted Stock Unit Award.†	10-K	011-36101	2/22/2019	10.12
10.12	Form of Performance-Based Restricted Stock Unity Award. †					X
10.13	Form of Restricted Stock Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.15
10.14	Form of Restricted Stock Award (General).†	S-1	333-190699	9/27/2013	10.16
10.15	Form of Stock Option Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.17
10.16	Form of Stock Option Award (General).†	S-1	333-190699	9/27/2013	10.18
10.17	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC	10-Q	001-36101	8/7/2015	10.3
10.18	Joinder, dated October 4, 2018, among RE/MAX Holdings, Inc., Oberndorf Investments LLC and Parallaxes Capital Opportunities fund I LP	10-K	001-36101	2/22/2019	10.18
10.19	Joinder, dated December 19, 2018, among RE/MAX Holdings, Inc., Parallaxes Capital Opportunities Fund I LP and Parallaxes Rain Co-Investment, LLC	10-K	001-36101	2/22/2019	10.19
10.20	Amended and Restated Credit Agreement, dated as of December 15, 2016, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*	8-K	001-36101	12/21/2016	10.1
10.21	Consent and Waiver, dated November 14, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	11/15/17	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.22	Second Consent and Waiver, dated December 19, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	12/26/17	10.1
10.23	Equity Purchase Agreement, dated January 1, 2019, by and between RADF, LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.23
10.24	Asset Purchase Agreement, dated January 1, 2019, by and between RE/MAX Texas Ad Fund, Inc.	10-K	001-36101	2/22/2019	10.24
10.25	Share Purchase Agreement, dated January 1, 2019, by and between RE/MAX of Western Canada (1998), LLC and David Liniger	10-K	001-36101	2/22/2019	10.25
10.26	Share Purchase Agreement, dated January 1, 2019, by and between Motto Franchising, LLC and David Liniger	10-K	001-36101	2/22/2019	10.26
10.27	Severance Pay Benefit Plan	8-K	001-36101	4/11/2019	10.1
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) related notes

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

RE/MAX Holdings, Inc.
(Registrant)

Date: February 25, 2021	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2021	By:	/s/ Karri R. Callahan
Karri R. Callahan
Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2021	By:	/s/ Brett A. Ritchie
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

Signature	Title	Date
/s/ Adam M. Contos	Director and Chief Executive Officer	February 25, 2021
Adam M. Contos	(Principal Executive Officer)

/s/ Karri R. Callahan	Chief Financial Officer	February 25, 2021
Karri R. Callahan	(Principal Financial Officer)

/s/ Brett A. Ritchie	Chief Accounting Officer	February 25, 2021
Brett A. Ritchie	(Principal Accounting Officer)

/s/ David L. Liniger	Chairman and Co-Founder	February 25, 2021
David L. Liniger

/s/ Gail A. Liniger	Vice Chair and Co-Founder	February 25, 2021
Gail A. Liniger

/s/ Kathleen J. Cunningham	Director	February 25, 2021
Kathleen J. Cunningham

/s/ Roger J. Dow	Director	February 25, 2021
Roger J. Dow

/s/ Ronald E. Harrison	Director	February 25, 2021
Ronald E. Harrison

/s/ Daniel J. Predovich	Director	February 25, 2021
Daniel J. Predovich

/s/ Christine M. Riordan	Director	February 25, 2021
Christine M. Riordan

/s/ Joseph A. DeSplinter	Director	February 25, 2021
Joseph A. DeSplinter

/s/ Teresa S. Van De Bogart	Director	February 25, 2021
Teresa S. Van De Bogart

/s/ Laura G. Kelly	Director	February 25, 2021
Laura G. Kelly

/s/ Stephen P. Joyce	Director	February 25, 2021
Stephen P. Joyce