Form 10-Q
period 2021-03-31
RE/MAX Holdings, Inc.
filed 2021-05-06
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

On April 30, 2021, there were 18,890,602 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$102,632	$101,355
Restricted cash	21,500	19,872
Accounts and notes receivable, current portion, less allowances of $11,705 and $11,724, respectively	29,544	29,985
Income taxes receivable	2,158	1,222
Other current assets	14,715	13,938
Total current assets	170,549	166,372
Property and equipment, net of accumulated depreciation of $15,292 and $14,731, respectively	9,184	7,872
Operating lease right of use assets	37,816	38,878
Franchise agreements, net	68,337	72,196
Other intangible assets, net	28,284	29,969
Goodwill	176,008	175,835
Deferred tax assets, net	49,162	48,855
Income taxes receivable, net of current portion	1,980	1,980
Other assets, net of current portion	17,068	15,435
Total assets	$558,388	$557,392
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,782	$2,108
Accrued liabilities	67,208	68,571
Income taxes payable	9,884	9,579
Deferred revenue	24,689	25,282
Current portion of debt	2,356	2,428
Current portion of payable pursuant to tax receivable agreements	3,590	3,590
Operating lease liabilities	5,826	5,687
Total current liabilities	119,335	117,245
Debt, net of current portion	220,676	221,137
Payable pursuant to tax receivable agreements, net of current portion	29,974	29,974
Deferred tax liabilities, net	496	490
Deferred revenue, net of current portion	19,601	19,864
Operating lease liabilities, net of current portion	48,794	50,279
Other liabilities, net of current portion	5,411	5,722
Total liabilities	444,287	444,711
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,719,248 and 18,390,691 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	498,810	491,422
Retained earnings	21,433	25,139
Accumulated other comprehensive income, net of tax	653	612
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	520,898	517,175
Non-controlling interest	(406,797)	(404,494)
Total stockholders' equity	114,101	112,681
Total liabilities and stockholders' equity	$558,388	$557,392

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Continuing franchise fees	$25,374	$24,143
Annual dues	8,672	8,921
Broker fees	11,953	9,444
Marketing Funds fees	18,145	17,522
Franchise sales and other revenue	8,151	10,242
Total revenue	72,295	70,272
Operating expenses:
Selling, operating and administrative expenses	43,676	34,677
Marketing Funds expenses	18,145	17,522
Depreciation and amortization	6,937	6,310
Total operating expenses	68,758	58,509
Operating income	3,537	11,763
Other expenses, net:
Interest expense	(2,098)	(2,682)
Interest income	163	269
Foreign currency transaction gains (losses)	(20)	(270)
Total other expenses, net	(1,955)	(2,683)
Income before provision for income taxes	1,582	9,080
Provision for income taxes	58	(3,790)
Net income	$1,640	$5,290
Less: net income attributable to non-controlling interest	548	2,659
Net income attributable to RE/MAX Holdings, Inc.	$1,092	$2,631

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.06	$0.15
Diluted	$0.06	$0.15
Weighted average shares of Class A common stock outstanding
Basic	18,496,532	17,974,264
Diluted	18,866,727	18,033,631
Cash dividends declared per share of Class A common stock	$0.23	$0.22

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$1,640	$5,290
Change in cumulative translation adjustment	79	(230)
Other comprehensive income (loss), net of tax	79	(230)
Comprehensive income	1,719	5,060
Less: comprehensive income attributable to non-controlling interest	586	2,465
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$1,133	$2,595

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2021	18,390,691	$2	1	$—	$491,422	$25,139	$612	$(404,494)	$112,681
Net income	—	—	—	—	—	1,092	—	548	1,640
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	459,330	—	—	—	12,679	(472)	—	—	12,207
Dividends to Class A common stockholders	—	—	—	—	—	(4,326)	—	—	(4,326)
Change in accumulated other comprehensive income	—	—	—	—	—	—	41	38	79
Payroll taxes related to net settled restricted stock units	(130,773)	—	—	—	(5,291)	—	—	—	(5,291)
Balances, March 31, 2021	18,719,248	$2	1	$—	$498,810	$21,433	$653	$(406,797)	$114,101

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2020	17,838,233	$2	1	$—	$466,945	$30,525	$414	$(399,510)	$98,376
Net income	—	—	—	—	—	2,631	—	2,659	5,290
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,777)	(2,777)
Equity-based compensation expense and dividend equivalents	368,375	—	—	—	5,962	(289)	—	—	5,673
Dividends to Class A common stockholders	—	—	—	—	—	(3,986)	—	—	(3,986)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(36)	(194)	(230)
Payroll taxes related to net settled restricted stock units	(82,645)	—	—	—	(2,268)	—	—	—	(2,268)
Balances, March 31, 2020	18,123,963	$2	1	$—	$470,639	$28,881	$378	$(399,822)	$100,078

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,640	$5,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,937	6,310
Bad debt expense	287	3,435
Equity-based compensation expense	12,054	2,186
Deferred income tax expense	(320)	2,241
Fair value adjustments to contingent consideration	(280)	(505)
Non-cash lease expense (benefit)	(284)	—
Other, net	87	(504)
Changes in operating assets and liabilities	711	(4,804)
Net cash provided by operating activities	20,832	13,649
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(4,381)	(1,965)
Net cash used in investing activities	(4,381)	(1,965)
Cash flows from financing activities:
Payments on debt	(660)	(660)
Distributions paid to non-controlling unitholders	(2,889)	(2,777)
Dividends and dividend equivalents paid to Class A common stockholders	(4,798)	(4,275)
Payments related to tax withholding for share-based compensation	(5,291)	(2,268)
Net cash used in financing activities	(13,638)	(9,980)
Effect of exchange rate changes on cash	92	(205)
Net increase in cash, cash equivalents and restricted cash	2,905	1,499
Cash, cash equivalents and restricted cash, beginning of period	121,227	103,601
Cash, cash equivalents and restricted cash, end of period	$124,132	$105,100
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,970	$2,556
Net cash paid for income taxes	$926	$1,079

See accompanying notes to unaudited condensed consolidated financial statements.

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries, including RMCO, LLC (“RMCO”), are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). RE/MAX, founded in 1973, has nearly 140,000 agents operating in over 8,000 offices and a presence in more than 110 countries and territories. Motto, founded in 2016, is the first nationally franchised mortgage brokerage in the U.S. RE/MAX and Motto are 100% franchised—the Company does not own any of the brokerages that operate under these brands.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2020, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2021 and the results of its operations and comprehensive income, cash flows and changes in its stockholders’ equity for the three months ended March 31, 2021 and 2020. Interim results may not be indicative of full-year performance.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report on Form 10-K”). Please refer to that document for a fuller discussion of all significant accounting policies.

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

Segment Reporting

The Company operates under the following four operating segments: Real Estate, Mortgage, Marketing Funds and booj. Due to quantitative insignificance, the booj operating segment does not meet the criteria of a reportable segment and is included in “Other”.

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s major streams of revenue are:

●	Continuing franchise fees, which are fixed contractual fees paid monthly by regional franchise owners and franchisees based on the number of RE/MAX agents and the number of Motto offices.
●	Annual dues, which are fees charged directly to RE/MAX agents.
●	Broker fees, which are fees on real estate commissions when a RE/MAX agent assists a consumer to buy or sell a home.

●	Marketing Funds fees, which are fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents in the respective franchised region or office or the number of Motto offices.
●	Franchise sales and other revenue, which consist of fees from initial sales of RE/MAX and Motto franchises, renewals of RE/MAX franchises and master franchise fees, as well as technology and data services subscription revenue, loan processing revenue, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs.

Annual Dues

The activity in the Company’s deferred revenue for annual dues consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized (a)	Balance at end of period
Three Months Ended March 31, 2021	$14,539	$10,277	$(8,672)	$16,144

(a)	Revenue recognized related to the beginning balance was $6.3 million for the three months ended March 31, 2021.

Franchise Sales

The activity in the Company’s franchise sales deferred revenue accounts consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized (a)	Balance at end of period
Three Months Ended March 31, 2021	$25,069	$2,005	$(2,349)	$24,725
(a)	Revenue recognized related to the beginning balance was $2.3 million for the three months ended March 31, 2021.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at beginning of period	Expense recognized	Additions to contract cost for new activity	Balance at end of period
Three Months Ended March 31, 2021	$3,690	$(421)	$320	$3,589

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, and by geographical area (in thousands):

	Three Months Ended March 31,
	2021	2020
U.S. Company-Owned Regions	$32,546	$30,578
U.S. Independent Regions	3,288	2,996
Canada Company-Owned Regions	3,554	3,081
Canada Independent Regions	2,205	2,039
Global	2,641	2,548
Fee revenue (a)	44,234	41,242
Franchise sales and other revenue (b)	6,920	8,663
Total Real Estate	51,154	49,905
U.S.	16,182	15,651
Canada	1,737	1,655
Global	226	216
Total Marketing Funds	18,145	17,522
Mortgage (c)	2,323	1,458
Other (c)	673	1,387
Total	$72,295	$70,272
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is derived primarily within the U.S.
(c)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter	Total
Annual dues	$15,373	$771	$—	$—	$—	$—	$—	$16,144
Franchise sales	5,244	5,898	4,533	3,300	2,023	1,049	2,678	24,725
Total	$20,617	$6,669	$4,533	$3,300	$2,023	$1,049	$2,678	$40,869

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$102,632	$101,355
Restricted cash	21,500	19,872
Total cash, cash equivalents and restricted cash	$124,132	$121,227

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs. These services primarily comprise (a) building and maintaining agent marketing technology, including customer relationship management tools, the www.remax.com website, agent, office and team websites, and mobile apps, (b) dedicated employees focused on marketing campaigns, and (c) various administrative services including customer support of technology, accounting and legal. Because these costs are ultimately paid by the Marketing Funds, they do not impact the net income of Holdings as the Marketing Funds have no reported net income.

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Technology - operating	$3,600	$2,971
Technology - capital	180	644
Marketing staff and administrative services	1,118	1,228
Total	$4,898	$4,843

Leases

The Company leases corporate offices, a distribution center, billboards and certain equipment. As all franchisees are independently owned and operated, there are no leases recognized for any offices used by the Company’s franchisees. All the Company’s material leases are classified as operating leases.

The Company acts as the lessor for sublease agreements on its corporate headquarters, consisting solely of operating leases.

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

None.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The new guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. The relief is temporary and only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company believes the amendments of ASU 2020-04 will not have a significant impact on the Company’s consolidated financial statements and related disclosures as the Company does not currently engage in interest rate hedging of its LIBOR based debt, nor does it believe it has any material contracts tied to LIBOR other than its Senior Secured Credit Agreement, as discussed in Note 8, Debt. An amendment to the Senior Secured Credit agreement will likely be required, but the Company does not expect any material adverse consequences from this transition.

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	March 31, 2021		December 31, 2020
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.2%	12,559,600	40.6%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,719,248	59.8%	18,390,691	59.4%
Total common units in RMCO	31,278,848	100.0%	30,950,291	100.0%

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

	Three Months Ended March 31,
	2021			2020
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.6%	40.4%	100%	58.9%	41.1%	100.0%
Income before provision for income taxes(a)	$942	$640	$1,582	$5,552	$3,528	$9,080
Provision for income taxes(b)(c)	150	(92)	58	(2,921)	(869)	(3,790)
Net income	$1,092	$548	$1,640	$2,631	$2,659	$5,290
(a)	The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain relatively insignificant items recorded at RE/MAX Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, related primarily to tax liabilities in certain foreign jurisdictions.
(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes related primarily to tax liabilities in certain foreign jurisdictions directly incurred by RMCO and its subsidiaries. Otherwise, because RMCO is a flow-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Tax and other distributions	$—	$14
Dividend distributions	2,889	2,763
Total distributions to non-controlling unitholders	$2,889	$2,777

4. Earnings Per Share and Dividends

Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended March 31,
	2021	2020
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$1,092	$2,631
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,496,532	17,974,264
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,496,532	17,974,264
Add dilutive effect of the following:
Restricted stock	370,195	59,367
Weighted average shares of Class A common stock outstanding, diluted	18,866,727	18,033,631
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.06	$0.15
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.06	$0.15

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Three Months Ended March 31,
	2021				2020
Quarter end declared	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to Non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to Non-controlling unitholders
March 31	March 17, 2021	$0.23	$4,326	$2,889	March 18, 2020	$0.22	$3,986	$2,763

On May 5, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on June 2, 2021 to stockholders of record at the close of business on May 19, 2021.

5. Acquisitions

Gadberry & wemlo

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

The total purchase price for both of the aforementioned acquisitions was allocated to the assets and liabilities acquired based on their preliminary estimated fair values. The Company recorded $14.4 million in goodwill, virtually all of which is deductible for tax purposes, and $6.3 million in other intangibles as a result of these acquisitions.

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of March 31, 2021			As of December 31, 2020
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.6	$180,867	$(112,530)	$68,337	$180,867	$(108,671)	$72,196
Other intangible assets:
Software (a)	4.5	$45,876	$(21,519)	$24,357	$44,389	$(18,926)	$25,463
Trademarks	8.3	2,325	(1,341)	984	2,325	(1,274)	1,051
Non-compete agreements	5.1	3,920	(3,110)	810	3,920	(2,814)	1,106
Training materials	5.0	2,400	(1,240)	1,160	2,400	(1,120)	1,280
Other	5.3	1,670	(697)	973	1,670	(601)	1,069
Total other intangible assets	4.7	$56,191	$(27,907)	$28,284	$54,704	$(24,735)	$29,969

(a)	As of March 31, 2021 and December 31, 2020, capitalized software development costs of $1.6 million and $1.4 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $6.4 million and $5.9 million for the three months ended March 31, 2021 and 2020, respectively.

The estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

As of March 31, 2021:
Remainder of 2021	$19,238
2022	23,444
2023	17,512
2024	14,513
2025	10,467
Thereafter	11,447
$96,621

The following table presents changes to goodwill by reportable segment (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2021	157,202	18,633	175,835
Purchase price adjustments	133	—	133
Effect of changes in foreign currency exchange rates	40	—	40
Balance, March 31, 2021	$157,375	$18,633	$176,008

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Marketing Funds (a)	$50,675	$48,452
Accrued payroll and related employee costs	7,101	10,692
Accrued taxes	2,019	2,491
Accrued professional fees	2,545	1,806
Other	4,868	5,130
	$67,208	$68,571

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information.

8. Debt

Debt, net of current portion, consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Senior Secured Credit Facility	$224,425	$225,013
Other long-term financing	6	78
Less unamortized debt issuance costs	(809)	(882)
Less unamortized debt discount costs	(590)	(644)
Less current portion	(2,356)	(2,428)
	$220,676	$221,137

Maturities of debt are as follows (in thousands):

As of March 31, 2021
Remainder of 2021	$1,768
2022	2,350
2023	220,313
$224,431

Senior Secured Credit Facility

The Senior Secured Credit Facility consists of a $235.0 million term loan facility which matures on December 15, 2023 and a $10.0 million revolving loan facility which must be repaid on December 15, 2021. As of March 31, 2021, the Company had no revolving loans outstanding under its Senior Secured Credit Facility and the interest rate on the term loan facility was 3.5%.

9. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the 2020 Annual Report on Form 10-K.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of March 31, 2021				As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$4,700	$—	$—	$4,700	$4,750	$—	$—	$4,750
Gadberry contingent consideration	1,360	—	—	1,360	1,590	—	—	1,590
Contingent consideration (a)	$6,060	$—	$—	$6,060	$6,340	$—	$—	$6,340
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 70 and 80 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales would decrease the liability by $0.2 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.1 million. As of March 31, 2021, contingent consideration also includes an amount recognized in connection with the acquisition of Gadberry (see Note 6, Acquisitions, for more information on this acquisition).The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2021	$6,340
Fair value adjustments	(280)
Cash payments	—
Balance at March 31, 2021	$6,060

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$223,026	$223,303	$223,487	$223,887

10. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income is based on an estimate of the Company’s annualized effective income tax rate.

11. Equity-Based Compensation

Employee equity-based compensation expense under the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “Incentive Plan”), net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Expense from time-based awards (a)(b)	$9,821	$2,137
Expense from performance-based awards (a)(c)	796	81
Expense from bonus to be settled in shares (d)	1,437	—
Equity-based compensation capitalized	—	(32)
Equity-based compensation expense	$12,054	$2,186
(a)	Includes awards granted to booj, First, wemlo and Gadberry employees and former owners at the time of acquisition.
(b)	During the three months ended March 31, 2021, the Company recognized $5.5 million of expense as a result of the acceleration of significant grants that were issued to two employees of an acquired company who departed during the period.
(c)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions.
(d)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2021	1,018,008	$36.74
Granted	240,101	$41.72
Shares vested (including tax withholding) (a)	(410,418)	$38.42
Forfeited	(13,347)	$37.88
Balance, March 31, 2021	834,344	$37.33

(a)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of March 31, 2021, there was $24.9 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.

Performance-based Restricted Stock

As discussed in more detail in the Company’s Annual Report on Form 10-K, the Company has historically issued performance-based restricted stock awards (PSUs) that contained revenue performance targets and relative total shareholder return (rTSR) targets, both measured over a 3-year performance period. In 2021, the Company changed the structure of its PSUs by issuing awards with only a revenue target and eliminated the rTSR component. Additionally, the revenue target will be measured over three distinct 1-year performance periods, with the target determined near the beginning of each performance period. As a result, the target for 2021 has been determined but will be determined subsequently for 2022 and 2023. These awards cliff-vest at the end of a 3-year period, although the amount of shares that may be earned is fixed after each 1-year performance period ends and performance against target for that period is measured. As with prior revenue performance awards, the Company’s expense will be adjusted based on the estimated achievement of revenue versus each target. Because the performance targets for the 1-year periods in 2022 and 2023 have not yet been determined, they do not yet have a grant date under GAAP and are therefore excluded from the table below.

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2021	281,735	$32.34
Granted (a)	55,229	$41.72
Forfeited	(2,573)	$28.29
Balance, March 31, 2021	334,391	$33.92

(a)	Represents the total participant target award.

As of March 31, 2021, there was $5.8 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.

12. Commitments and Contingencies

A number of putative class action complaints are pending against the National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc., RE/MAX, LLC and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the United States District Court for the Northern District of Illinois. The second was filed in the same court on April 15, 2019, by plaintiff Sawbill Strategic, Inc. These two actions have now been consolidated (the “Moehrl Action”). Similar actions have been filed in federal courts: a) by Joshua Sitzer and other plaintiffs in the Western District of Missouri (the “Sitzer Action”); b) by Mark Rubenstein and Jeffery Nolan in the District of Connecticut (the “Rubenstein Action”); c) by plaintiffs Gary Bauman, Mary Jane Bauman, and Jennifer Nosalek in the District of Massachusetts (the “Bauman Action”); d) by plaintiff Judah Leeder in the Northern District of Illinois (the “Leeder Action”) and e) by plaintiff Alfio Conti in the Northern District of California (the “Conti Action”). The complaints make substantially similar allegations and seek substantially similar relief. For convenience, all of these lawsuits are collectively referred to as the “Moehrl-related suits.” In the Moehrl Action, the plaintiffs allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints added allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. While similar to the Moehrl Action, various other lawsuits: allege violations of the Missouri Merchandising Practices Act (the Sitzer Action); include a multiple listing service (MLS) defendant (the Bauman Action); allege state antitrust violations (the Sitzer Action, Bauman Action, and Conti Action); allege harm to home buyers rather than sellers (the Rubenstein Action, Leeder Action, and Conti Action); allege unjust enrichment (the Leeder Action and Conti Action) or unfair competition (the Conti Action); and/or allege violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) rather than antitrust law (the Rubenstein Action). Among other requested relief, plaintiffs seek damages against the defendants and injunctive relief. The Company intends to vigorously defend against all claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

13. Segment Information

The Company operates under the following four operating segments: Real Estate, Mortgage, Marketing Funds and booj. Due to quantitative insignificance, the booj operating segment does not meet the criteria of a reportable segment and is included in “Other”. Mortgage does not meet the quantitative significance test; however, management has chosen to report results for the segment as it believes it will be a key driver of future success for Holdings. Management evaluates the operating results of its segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in the Company’s 2020 Annual Report on Form 10-K.

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended March 31,
	2021	2020
Continuing franchise fees	$23,609	$22,877
Annual dues	8,672	8,921
Broker fees	11,953	9,444
Franchise sales and other revenue	6,920	8,663
Total Real Estate	51,154	49,905
Continuing franchise fees	1,765	1,266
Franchise sales and other revenue	558	192
Total Mortgage	2,323	1,458
Marketing Funds fees	18,145	17,522
Other	673	1,387
Total revenue	$72,295	$70,272

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA: Real Estate	$24,420	$20,731
Adjusted EBITDA: Mortgage	(1,150)	(578)
Adjusted EBITDA: Other	(110)	(614)
Adjusted EBITDA: Consolidated	23,160	19,539
Gain (loss) on sale or disposition of assets, net	11	11
Equity-based compensation expense	(12,054)	(2,186)
Acquisition-related expense (a)	(943)	(566)
Gain on reduction in tax receivable agreement liability	—	500
Fair value adjustments to contingent consideration (b)	280	505
Interest income	163	269
Interest expense	(2,098)	(2,682)
Depreciation and amortization	(6,937)	(6,310)
Income before provision for income taxes	$1,582	$9,080

(a)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(b)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements for additional information.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements (“financial statements”) and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes included in our most recent Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report on Form 10-K”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; the impact of the global coronavirus (“COVID-19”) pandemic on our results of operations, financial condition, liquidity and business, including agent count, revenues, expenses, operations, goodwill, income taxes and allowance for doubtful accounts; support that we offered to our franchisees, its effectiveness, and the implication of this support (or future support) to our revenue; our business model, revenue streams, cost structure, balance sheet, and financial flexibility; management of expenses and capital expenditures in response to the impacts of the COVID-19 pandemic, including the amounts and timing of anticipated reductions; revenue; operating expenses; financial outlook; our plans regarding dividends; non-GAAP financial measures; housing and mortgage market condition and trends; economic and demographic trends; competition; the anticipated benefits our technology initiatives; our anticipated sources and uses of liquidity including for potential acquisitions; future litigation expenses relating to the Moehrl-related suits; our strategic and operating plans and business models including our plans to re-invest in our business; and the expected impact of acquisitions and when we expect acquisitions to become accretive to earnings.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily accurately indicate the times at which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materiality from those expressed in or suggested by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2020 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not intend, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The results of operations discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are those of RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries, including RMCO, LLC and its consolidated subsidiaries (“RMCO”), collectively, the “Company,” “we,” “our” or “us.”

Business Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages in the U.S. under the Motto Mortgage brand (“Motto”). We also sell ancillary products and services, primarily technology, to our franchise networks and, in certain instances, we sell those offerings outside our franchise networks. We organize our business based on the services we provide in Real Estate, Mortgage and our collective franchise marketing operations, known as the Marketing Funds. RE/MAX and Motto are 100% franchised—we do not own any of the brokerages that operate under these brands. We focus on enabling our networks’ success by providing powerful technology, quality education and training, and valuable marketing to build the strength of the RE/MAX and Motto brands. We support our franchisees in growing their brokerages, although, they fund the cost of developing their brokerages. As a result, we maintain a low fixed-cost structure which, combined with our recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Financial and Operational Highlights – Three Months Ended March 31, 2021

(Compared to the three months ended March 31, 2020, unless otherwise noted)

●	Total agent count grew by 6.4% to 140,214 agents.
●	U.S. and Canada combined agent count increased 0.7% to 84,771 agents.
●	Total open Motto Mortgage offices increased 27.1% to 150 offices.
●	Revenue of $72.3 million, an increase of 2.9% from the prior year.
●	Net income attributable to RE/MAX Holdings, Inc. of $1.1 million.
●	Adjusted EBITDA grew 18.5% to $23.2 million compared to $19.5 million in the prior year.
●	Adjusted EBITDA margin grew to 32.0% from 27.8% in the prior year.
●	Cash flow from operations of $20.8 million, an increase of 52.6% compared to the prior year.

A robust housing market and record Motto Mortgage growth helped drive our performance during the three months ended March 31, 2021. During this period, RE/MAX agent count growth experienced its largest year-over-year increase in over a decade, adding more than 8,000 new agents, led by healthy agent growth in Canada and double-digit agent growth globally. Motto continued its record pace of franchise sales, selling the most franchises in its history for the trailing twelve-month period ended March 31, 2021. Motto now has 150 open offices in nearly 40 states.

We continue to increase and enhance our value proposition for both of our franchise networks. For example, at the recent RE/MAX agent conference, the Company introduced an opportunity for virtually all U.S. RE/MAX affiliates to access health benefits through a marketing relationship with a third party. The Company also introduced new tools, technology, and educational resources for the exclusive benefit of the RE/MAX network.

Within our mortgage business, we continue to ramp up our wemlo acquisition, offering affordable, dependable loan processing services to more of our Motto franchises each week. The housing market is experiencing above-average activity, so competition for talent within the industry is intense. Our ability to hire as many quality loan processors as quickly as we would like is our primary challenge alongside onboarding Motto franchisees.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of March 31,
	2021	2020	#	%
Total agent count growth	6.4%	5.0%

Agent Count:
U.S.	62,261	62,668	(407)	(0.6)%
Canada	22,510	21,523	987	4.6%
Subtotal	84,771	84,191	580	0.7%
Outside U.S. and Canada	55,443	47,625	7,818	16.4%
Total	140,214	131,816	8,398	6.4%

Motto open offices (2)	150	118	32	27.1%

	Three Months Ended March 31,
	2021	2020	#	%
RE/MAX franchise sales (1)	166	188	(22)	(11.7)%
Motto franchise sales (2)	9	8	1	12.5%
(1)	Includes franchise sales in the U.S., Canada and global regions.
(2)	Excludes virtual offices and branchises.

	Three Months Ended March 31,
	2021	2020
Total revenue	$72,295	$70,272
Total selling, operating and administrative expenses	$43,676	$34,677
Operating income	$3,537	$11,763
Net income	$1,640	$5,290
Net income attributable to RE/MAX Holdings, Inc.	$1,092	$2,631
Adjusted EBITDA (1)	$23,160	$19,539
Adjusted EBITDA margin (1)	32.0%	27.8%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2021	2020	$	%
Revenue:
Continuing franchise fees	$25,374	$24,143	$1,231	5.1%
Annual dues	8,672	8,921	(249)	(2.8)%
Broker fees	11,953	9,444	2,509	26.6%
Marketing Funds fees	18,145	17,522	623	3.6%
Franchise sales and other revenue	8,151	10,242	(2,091)	(20.4)%
Total revenue	$72,295	$70,272	$2,023	2.9%

Consolidated revenue increased primarily due to an increase in Broker fees, incremental revenue from acquisitions, and growth of Motto, partially offset by lower event-based revenue and continued attrition of booj’s legacy customer base.

Continuing Franchise Fees

Revenue from Continuing franchise fees increased primarily due to fewer agent recruiting initiatives, which included a waiver of Continuing franchise fees, in the current year as compared to prior year and Motto expansion, partially offset by declines in agent count in Company-Owned Regions. Beginning April 1, 2021, there will be an average price increase of 3.8% in continuing franchise fees in the majority of our U.S. Company-Owned regions.

Broker Fees

Revenue from Broker fees increased primarily due to higher total transactions per agent and rising home prices.

Marketing Funds fees

Revenue from the Marketing Funds fees increased primarily due to fewer agent recruiting initiatives, which included a waiver of Marketing Funds fees, in the current year as compared to prior year, offset by declines in agent count in Company-Owned Regions.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to lower event-based revenue due to our annual agent conference having limited in-person attendance due to COVID-19 restrictions and continued attrition of booj’s legacy customer base, partially offset by incremental revenue from acquisitions. The attrition of the booj legacy customer base negatively impacted the three months ended March 31, 2021 by $0.3 million and is expected to negatively impact the full year 2021 by approximately $2.0 million to $2.5 million, as compared to the same period in the prior year.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2021	2020	$	%
Operating expenses:
Selling, operating and administrative expenses	$43,676	$34,677	$(8,999)	(26.0)%
Marketing Funds expenses	18,145	17,522	(623)	(3.6)%
Depreciation and amortization	6,937	6,310	(627)	(9.9)%
Total operating expenses	$68,758	$58,509	$(10,249)	(17.5)%
Percent of revenue	95.1%	83.3%

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

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2021	2020	$	%
Selling, operating and administrative expenses:
Personnel	$28,333	$16,260	$(12,073)	(74.2)%
Professional fees	4,254	3,128	(1,126)	(36.0)%
Lease costs	2,083	2,238	155	6.9%
Other	9,006	13,051	4,045	31.0%
Total selling, operating and administrative expenses	$43,676	$34,677	$(8,999)	(26.0)%
Percent of revenue	60.4%	49.3%

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs increased primarily due to higher equity-based compensation expense, primarily from recent acquisitions and including $5.5 million driven by the acceleration of certain awards, see Note 11, Equity-Based Compensation). Higher bonus expense due to the elimination of the corporate bonus in the prior year and increased headcount largely from acquisitions also contributed to the increase.
●	Professional fees increased primarily due to an increase in acquisition related expenses and legal fees related to the Moehrl-related suits (See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q). We expect to incur an additional $2.8 million to $3.3 million in legal expenses during the remainder of this year because of this ongoing litigation.
●	Other selling, operating and administrative expenses decreased primarily due to lower travel and events expenses, including lower expenses for our annual agent conference largely offsetting the reductions in revenue noted above, and lower bad debt expense driven by improved collections of past-due receivables.

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to placing internally developed software into service and new amortization related to our acquisitions.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2021	2020	$	%
Other expenses, net:
Interest expense	$(2,098)	$(2,682)	$584	21.8%
Interest income	163	269	(106)	(39.4)%
Foreign currency transaction gains (losses)	(20)	(270)	250	92.6%
Total other expenses, net	$(1,955)	$(2,683)	$728	27.1%
Percent of revenue	2.7%	3.8%

Other expenses, net decreased primarily due to a decrease in interest expense as a result of decreasing interest rates on our Senior Secured Credit Facility (as defined in Note 8, Debt), partially offset by lower interest earnings on our cash balances from lower interest rates.

Provision for Income Taxes

Our effective income tax rate decreased to (3.7)% from 41.7% for the three months ended March 31, 2021 and 2020, respectively, primarily driven by nonrecurring taxes arising from (a) the conversion of First from a C Corporation to a flow-through entity in 2020 and (b) various adjustments in 2021 that have a disproportionate impact on the tax rate due to having a low pre-tax net income. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 10, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $23.2 million for the three months ended March 31, 2021, an increase of $3.6 million from the comparable prior year period. Adjusted EBITDA increased primarily due to increased Broker fees revenue and lower bad debt expense from improved collections, partially offset by higher bonus expense due to the elimination of the corporate bonus in the prior year and higher legal fees.

Non-GAAP Financial Measures

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. GAAP, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: gain or loss on sale or disposition of assets, impairment charges, equity-based compensation expense, acquisition-related expense, gain or losses from changes in the tax receivable agreement liability, expense or income related to changes in the estimated fair value measurement of contingent consideration and other non-recurring items.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income is set forth in the following table (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$1,640	$5,290
Depreciation and amortization	6,937	6,310
Interest expense	2,098	2,682
Interest income	(163)	(269)
Provision for income taxes	(58)	3,790
EBITDA	10,454	17,803
(Gain) loss on sale or disposition of assets	(11)	(11)
Equity-based compensation expense	12,054	2,186
Acquisition-related expense (1)	943	566
Gain on reduction in tax receivable agreement liability	—	(500)
Fair value adjustments to contingent consideration (2)	(280)	(505)
Adjusted EBITDA	$23,160	$19,539

(1)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(2)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

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

We have satisfied these needs primarily through our existing cash balances, cash generated by our operations and funds available under our Senior Secured Credit Facility. We may also utilize our Senior Secured Credit Facility, and we may pursue other sources of capital that may include other forms of external financing, such as additional financing in the public capital markets, in order to increase our cash position and preserve financial flexibility as needs arise.

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provided to RE/MAX, LLC consists of $235.0 million in term loans and a $10.0 million revolving facility. Borrowings under the term loans and revolving loans accrue interest, at London Interbank Offered Rate (“LIBOR”), provided LIBOR shall be no less than 0.75% plus an applicable margin of 2.75%. LIBOR was originally set to cease being provided as a reference rate at the end of 2021, with alternate rates in the U.S. being developed such as the Secured Overnight Financing Rate (“SOFR”). Such cessation would likely require amendments to our Senior Secured Credit Facility. However, in late 2020, the timeline for the cessation of term-based LIBOR (upon which our outstanding borrowings are based) was extended until June 2023. The Company continues to evaluate when it might modify its Senior Secured Credit Facility to allow for a new reference rate.

As of March 31, 2021, we had $223.0 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility. As of March 31, 2021, the interest rate on the term loan facility was 3.5%. See our 2020 Annual Report on Form 10-K for more information.

Sources and Uses of Cash

As of March 31, 2021 and December 31, 2020, we had $102.6 million and $101.4 million, respectively, of cash and cash equivalents, of which approximately $5.2 million and $4.2 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash provided by (used in):
Operating activities	$20,832	$13,649
Investing activities	(4,381)	(1,965)
Financing activities	(13,638)	(9,980)
Effect of exchange rate changes on cash	92	(205)
Net change in cash, cash equivalents and restricted cash	$2,905	$1,499

Operating Activities

Cash provided by operating activities increased primarily as a result of:

●	an increase in Adjusted EBITDA of $3.6 million;
●	payment of certain employee related accruals in the prior year of $1.3 million; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2021 the change in cash (used in) provided by investing activities was primarily the result of work completed on our corporate headquarters refresh and higher capitalizable investments in technology as compared to the prior year.

Financing Activities

During the three months ended March 31, 2021 cash used in financing activities increased primarily due to an increase in payments related to tax withholding for vested share-based compensation, and an increase in dividends per Class A share and non-controlling unit to $0.23 per share/unit during the first quarter of 2021 as compared to $0.22 per share/unit for the first quarter of 2020.

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

Acquisitions

As part of our growth strategy, we may pursue reacquisitions of Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets, revenue streams, or otherwise complement our existing operations. We may fund any such growth with various sources of capital including existing cash balances and cash flow from operations, as well as proceeds from debt financings including under existing credit facilities or new arrangements raised in the public capital markets.

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $4.4 million and $2.0 million during the three months ended March 31, 2021 and 2020, respectively. These amounts primarily relate to spend on our corporate headquarters refresh and investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2021 are expected to be between $12 million and $15 million as we continue with the corporate headquarters refresh and higher capitalizable investments. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared and we paid quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock during the first quarter of 2021. On May 5, 2021, our Board of Directors declared a quarterly cash dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on June 2, 2021 to stockholders of record at the close of business on May 19, 2021. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$—	$14
Dividend distributions	2,889	2,763
Total distributions to RIHI	2,889	2,777
Payments pursuant to the TRAs	—	—
Total distributions to RIHI and TRA payments	$2,889	$2,777

Commitments and Contingencies

See Note 12, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of March 31, 2021.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2020 Annual Report on Form 10-K for which there were no material changes, included:

●	Motto and First Goodwill
●	Purchase Accounting for Acquisitions
●	Deferred Tax Assets and TRA Liability
●	General Litigation Matters

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. While the onset of COVID-19 in early 2020 created concerns around possible increases in delinquencies, the strong rebound of the housing market coupled with significant temporary financial support initiatives we offered resulted in collection rates roughly equivalent to prior years. Bad debt expense is less than 1% of revenue for the three months ended March 31, 2021.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At March 31, 2021, $224.4 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of March 31, 2021, the interest rate was 3.5%. If LIBOR rises such that our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the three months ended March 31, 2021, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $0.3 million.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2021 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our 2020 Annual Report on Form 10-K. There have been no material changes to the risk factors as disclosed in our 2020 Annual Report.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	May 6, 2021	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2021	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2021	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)