Form 10-Q
period 2021-06-30
RE/MAX Holdings, Inc.
filed 2021-08-04
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021.

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

On July 31, 2021, there were 18,891,019 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$107,252	$101,355
Restricted cash	14,425	19,872
Accounts and notes receivable, current portion, less allowances of $11,235 and $11,724, respectively	31,093	29,985
Income taxes receivable	2,417	1,222
Other current assets	13,343	13,938
Total current assets	168,530	166,372
Property and equipment, net of accumulated depreciation of $15,835 and $14,731, respectively	10,484	7,872
Operating lease right of use assets	36,758	38,878
Franchise agreements, net	64,495	72,196
Other intangible assets, net	26,415	29,969
Goodwill	176,061	175,835
Deferred tax assets, net	48,459	48,855
Income taxes receivable, net of current portion	1,980	1,980
Other assets, net of current portion	17,119	15,435
Total assets	$550,301	$557,392
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,737	$2,108
Accrued liabilities	63,740	68,571
Income taxes payable	1,643	9,579
Deferred revenue	24,936	25,282
Current portion of debt	2,350	2,428
Current portion of payable pursuant to tax receivable agreements	3,590	3,590
Operating lease liabilities	5,904	5,687
Total current liabilities	106,900	117,245
Debt, net of current portion	220,217	221,137
Payable pursuant to tax receivable agreements, net of current portion	29,974	29,974
Deferred tax liabilities, net	504	490
Deferred revenue, net of current portion	19,032	19,864
Operating lease liabilities, net of current portion	47,307	50,279
Other liabilities, net of current portion	5,648	5,722
Total liabilities	429,582	444,711
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,719,665 and 18,390,691 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	503,430	491,422
Retained earnings	22,289	25,139
Accumulated other comprehensive income, net of tax	763	612
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	526,484	517,175
Non-controlling interest	(405,765)	(404,494)
Total stockholders' equity	120,719	112,681
Total liabilities and stockholders' equity	$550,301	$557,392

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Continuing franchise fees	$26,955	$16,738	$52,329	$40,881
Annual dues	8,869	8,745	17,541	17,666
Broker fees	17,453	10,426	29,406	19,870
Marketing Funds fees	18,042	11,765	36,187	29,287
Franchise sales and other revenue	5,927	4,533	14,078	14,775
Total revenue	77,246	52,207	149,541	122,479
Operating expenses:
Selling, operating and administrative expenses	38,816	25,348	82,492	60,025
Marketing Funds expenses	18,042	11,765	36,187	29,287
Depreciation and amortization	6,978	6,412	13,915	12,722
Total operating expenses	63,836	43,525	132,594	102,034
Operating income	13,410	8,682	16,947	20,445
Other expenses, net:
Interest expense	(2,124)	(2,187)	(4,222)	(4,869)
Interest income	19	34	182	303
Foreign currency transaction gains (losses)	(363)	101	(383)	(169)
Total other expenses, net	(2,468)	(2,052)	(4,423)	(4,735)
Income before provision for income taxes	10,942	6,630	12,524	15,710
Provision for income taxes	(696)	(706)	(638)	(4,496)
Net income	$10,246	$5,924	$11,886	$11,214
Less: net income attributable to non-controlling interest	5,045	2,435	5,593	5,094
Net income attributable to RE/MAX Holdings, Inc.	$5,201	$3,489	$6,293	$6,120

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.28	$0.19	$0.34	$0.34
Diluted	$0.27	$0.19	$0.33	$0.34
Weighted average shares of Class A common stock outstanding
Basic	18,719,477	18,123,963	18,608,005	18,049,114
Diluted	18,941,343	18,146,886	18,904,036	18,090,259
Cash dividends declared per share of Class A common stock	$0.23	$0.22	$0.46	$0.44

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$10,246	$5,924	$11,886	$11,214
Change in cumulative translation adjustment	207	117	286	(113)
Other comprehensive income (loss), net of tax	207	117	286	(113)
Comprehensive income	10,453	6,041	12,172	11,101
Less: comprehensive income attributable to non-controlling interest	5,142	2,490	5,728	4,955
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$5,311	$3,551	$6,444	$6,146

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2021	18,390,691	$2	1	$—	$491,422	$25,139	$612	$(404,494)	$112,681
Net income	—	—	—	—	—	1,092	—	548	1,640
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	459,330	—	—	—	12,679	(472)	—	—	12,207
Dividends to Class A common stockholders	—	—	—	—	—	(4,326)	—	—	(4,326)
Change in accumulated other comprehensive income	—	—	—	—	—	—	41	38	79
Payroll taxes related to net settled restricted stock units	(130,773)	—	—	—	(5,291)	—	—	—	(5,291)
Balances, March 31, 2021	18,719,248	2	1	—	498,810	21,433	653	(406,797)	114,101
Net income	—	—	—	—	—	5,201	—	5,045	10,246
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,110)	(4,110)
Equity-based compensation expense and dividend equivalents	640	—	—	—	4,615	—	—	—	4,615
Dividends to Class A common stockholders	—	—	—	—	—	(4,345)	—	—	(4,345)
Change in accumulated other comprehensive income	—	—	—	—	—	—	110	97	207
Payroll taxes related to net settled restricted stock units	(223)	—	—	—	(7)	—	—	—	(7)
Other	—	—	—	—	12	—	—	—	12
Balances, June 30, 2021	18,719,665	$2	1	$—	$503,430	$22,289	$763	$(405,765)	$120,719

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2020	17,838,233	$2	1	$—	$466,945	$30,525	$414	$(399,510)	$98,376
Net income	—	—	—	—	—	2,631	—	2,659	5,290
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,777)	(2,777)
Equity-based compensation expense and dividend equivalents	368,375	—	—	—	5,962	(289)	—	—	5,673
Dividends to Class A common stockholders	—	—	—	—	—	(3,986)	—	—	(3,986)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(36)	(194)	(230)
Payroll taxes related to net settled restricted stock units	(82,645)	—	—	—	(2,268)	—	—	—	(2,268)
Balances, March 31, 2020	18,123,963	2	1	—	470,639	28,881	378	(399,822)	100,078
Net income	—	—	—	—	—	3,489	—	2,435	5,924
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,789)	(2,789)
Equity-based compensation expense and dividend equivalents	—	—	—	—	2,812	—	—	—	2,812
Dividends to Class A common stockholders	—	—	—	—	—	(3,987)	—	—	(3,987)
Change in accumulated other comprehensive income	—	—	—	—	—	—	62	55	117
Payroll taxes related to net settled restricted stock units	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	2	—	—	2
Balances, June 30, 2020	18,123,963	$2	1	$—	$473,451	$28,385	$440	$(400,121)	$102,157

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$11,886	$11,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,915	12,722
Bad debt expense	261	3,860
Equity-based compensation expense	18,307	4,933
Deferred income tax expense	335	1,099
Fair value adjustments to contingent consideration	10	(355)
Non-cash lease expense (benefit)	(635)	—
Other, net	177	229
Changes in operating assets and liabilities	(13,917)	(17,379)
Net cash provided by operating activities	30,339	16,323
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(7,551)	(3,102)
Net cash used in investing activities	(7,551)	(3,102)
Cash flows from financing activities:
Payments on debt	(1,253)	(1,322)
Distributions paid to non-controlling unitholders	(6,999)	(5,566)
Dividends and dividend equivalents paid to Class A common stockholders	(9,143)	(8,262)
Payments related to tax withholding for share-based compensation	(5,298)	(2,268)
Net cash used in financing activities	(22,693)	(17,418)
Effect of exchange rate changes on cash	355	(107)
Net increase (decrease) in cash, cash equivalents and restricted cash	450	(4,304)
Cash, cash equivalents and restricted cash, beginning of period	121,227	103,601
Cash, cash equivalents and restricted cash, end of period	$121,677	$99,297
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,955	$4,608
Net cash paid for income taxes	$9,792	$1,682

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2020, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2021 and the results of its operations and comprehensive income, cash flows and changes in its stockholders’ equity for the three and six months ended June 30, 2021 and 2020. Interim results may not be indicative of full-year performance.

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

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s major streams of revenue are:

●	Continuing franchise fees, which are fixed contractual fees paid monthly by franchisees or Independent Region sub-franchisors based on the number of RE/MAX agents or Motto franchisees based on the number of offices.
●	Annual dues, which are fees charged directly to RE/MAX agents.
●	Broker fees, which are fees on real estate commissions when a RE/MAX agent assists a consumer to buy or sell a home.

●	Marketing Funds fees, which are fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents or Motto franchisees based on the number of offices.
●	Franchise sales and other revenue, which consist of fees from initial sales of RE/MAX and Motto franchises, renewals of RE/MAX franchises and master franchise fees, as well as technology and data services subscription revenue, loan processing revenue, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs.

Annual Dues

The activity in the Company’s deferred revenue for annual dues consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized (a)	Balance at end of period
Six Months Ended June 30, 2021	$14,539	$18,808	$(17,541)	$15,806

(a)	Revenue recognized related to the beginning balance was $10.6 million for the six months ended June 30, 2021, respectively.

Franchise Sales

The activity in the Company’s franchise sales deferred revenue accounts consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized (a)	Balance at end of period
Six Months Ended June 30, 2021	$25,069	$4,127	$(4,541)	$24,655
(a)	Revenue recognized related to the beginning balance was $4.2 million for the six months ended June 30, 2021, respectively.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at beginning of period	Expense recognized	Additions to contract cost for new activity	Balance at end of period
Six Months Ended June 30, 2021	$3,690	$(714)	$638	$3,614

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, and by geographical area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S. Company-Owned Regions	$37,613	$25,511	$70,159	$56,089
U.S. Independent Regions	3,730	3,167	7,018	6,163
Canada Company-Owned Regions	4,800	2,459	8,354	5,540
Canada Independent Regions	2,364	2,033	4,569	4,072
Global	2,854	1,796	5,495	4,344
Fee revenue (a)	51,361	34,966	95,595	76,208
Franchise sales and other revenue (b)	4,930	3,405	11,850	12,068
Total Real Estate	56,291	38,371	107,445	88,276
U.S.	16,359	10,596	32,541	26,247
Canada	1,424	1,015	3,161	2,670
Global	259	154	485	370
Total Marketing Funds (c)	18,042	11,765	36,187	29,287
Mortgage (d)	2,410	1,070	4,733	2,528
Other (d)	503	1,001	1,176	2,388
Total	$77,246	$52,207	$149,541	$122,479
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees. Amounts for the three months ended June 30, 2020 are heavily impacted by temporary COVID-19 waivers.
(b)	Franchise sales and other revenue is derived primarily within the U.S.
(c)	Amounts for the three months ended June 30, 2020 are heavily impacted by temporary COVID-19 waivers.
(d)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter	Total
Annual dues	$12,305	$3,501	$—	$—	$—	$—	$—	$15,806
Franchise sales	3,576	6,223	4,868	3,640	2,365	1,208	2,775	24,655
Total	$15,881	$9,724	$4,868	$3,640	$2,365	$1,208	$2,775	$40,461

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$107,252	$101,355
Restricted cash	14,425	19,872
Total cash, cash equivalents and restricted cash	$121,677	$121,227

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

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Technology - operating	$3,233	$3,722	$6,833	$6,693
Technology - capital	224	116	404	760
Marketing staff and administrative services	1,189	983	2,307	2,211
Total	$4,646	$4,821	$9,544	$9,664

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

Recently Adopted Accounting Pronouncements

None.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The new guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. The relief is temporary and only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company believes the amendments of ASU 2020-04 will not have a significant impact on the Company’s consolidated financial statements and related disclosures as the Company does not currently engage in interest rate hedging of its LIBOR based debt, nor does it believe it has any material contracts tied to LIBOR other than its Senior Secured Credit Facility, as discussed in Note 8, Debt. In addition, see Note 14, Subsequent Event, for information related to the amended and restated Senior Secured Credit Facility which has provisions for transition to an alternative rate. The Company does not expect any material adverse consequences from this transition.

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	June 30, 2021		December 31, 2020
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.2%	12,559,600	40.6%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,719,665	59.8%	18,390,691	59.4%
Total common units in RMCO	31,279,265	100.0%	30,950,291	100.0%

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

	Three Months Ended June 30,
	2021			2020
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.8%	40.2%	100.0%	59.1%	40.9%	100.0%
Income before provision for income taxes(a)	$6,531	$4,411	$10,942	$3,895	$2,735	$6,630
(Provision) / benefit for income taxes(b)(c)	(1,330)	634	(696)	(406)	(300)	(706)
Net income	$5,201	$5,045	$10,246	$3,489	$2,435	$5,924

	Six Months Ended June 30,
	2021			2020
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.7%	40.3%	100.0%	59.0%	41.0%	100.0%
Income before provision for income taxes(a)	$7,473	$5,051	$12,524	$9,447	$6,263	$15,710
(Provision) / benefit for income taxes(b)(c)	(1,180)	542	(638)	(3,327)	(1,169)	(4,496)
Net income	$6,293	$5,593	$11,886	$6,120	$5,094	$11,214
(a)	The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain relatively insignificant items recorded at RE/MAX Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, related primarily to tax liabilities in certain foreign jurisdictions.
(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes related primarily to tax liabilities in certain foreign jurisdictions directly incurred by RMCO and its subsidiaries. Otherwise, because RMCO is a flow-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest. Amounts shown for the three and six months ended June 30, 2021 include a reversal of an uncertain tax position, the majority of which was allocated to the non-controlling interest (see Note 10 for additional information).

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Tax and other distributions	$1,221	$40
Dividend distributions	5,778	5,526
Total distributions to non-controlling unitholders	$6,999	$5,566

4. Earnings Per Share and Dividends

Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income attributable to RE/MAX Holdings, Inc.	$5,201	$3,489	$6,293	$6,120
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,719,477	18,123,963	18,608,005	18,049,114
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,719,477	18,123,963	18,608,005	18,049,114
Add dilutive effect of the following:
Restricted stock	221,866	22,923	296,031	41,145
Weighted average shares of Class A common stock outstanding, diluted	18,941,343	18,146,886	18,904,036	18,090,259
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.28	$0.19	$0.34	$0.34
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.27	$0.19	$0.33	$0.34

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Six Months Ended June 30,
	2021				2020
Quarter end declared	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to Non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to Non-controlling unitholders
March 31	March 17, 2021	$0.23	$4,326	$2,889	March 18, 2020	$0.22	$3,986	$2,763
June 30	June 2, 2021	0.23	4,345	2,889	June 2, 2020	0.22	3,987	2,763
		$0.46	$8,671	$5,778		$0.44	$7,973	$5,526

On August 3, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on August 31, 2021 to stockholders of record at the close of business on August 17, 2021.

5. Acquisitions

Gadberry & wemlo

On September 10, 2020, the Company acquired The Gadberry Group, LLC (“Gadberry”) for $4.6 million in cash, net of cash acquired, and $5.5 million in Class A common stock, plus approximately $9.9 million of equity-based compensation, which is accounted for as compensation expense over the service period of two to three years (see Note 11, Equity-Based Compensation for additional information). In addition, the Company recorded a contingent consideration liability in connection with the purchase of Gadberry, which had an acquisition date fair value of $0.9 million, measured at the present value of the probability weighted consideration expected to be transferred. Gadberry is a location intelligence data company whose products have been instrumental in the success of the Company’s consumer website, www.remax.com. Founded in 2000, Gadberry specializes in building products that help clients solve geospatial challenges through location data. Gadberry plans to expand its non-RE/MAX clients while maintaining and enhancing its contributions to the RE/MAX technology offering.

On August 25, 2020, the Company acquired Wemlo, Inc. (“wemlo”) for $6.1 million in cash, net of cash acquired, and $3.3 million in Class A common stock, plus approximately $6.7 million of equity-based compensation, the vast majority of which was expensed in the first quarter of 2021 related to two employees who departed (see Note 11, Equity-Based Compensation for additional information). Wemlo is a fintech company that has developed its cloud service for mortgage brokers, combining third-party loan processing services with an all-in-one digital platform.

The total purchase price for both aforementioned acquisitions was allocated to the assets and liabilities acquired based on their preliminary estimated fair values. The Company recorded $14.4 million in goodwill, virtually all of which is deductible for tax purposes, and $6.3 million in other intangibles as a result of these acquisitions.

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of June 30, 2021			As of December 31, 2020
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.6	$180,867	$(116,372)	$64,495	$180,867	$(108,671)	$72,196
Other intangible assets:
Software (a)	4.4	$47,301	$(24,327)	$22,974	$44,389	$(18,926)	$25,463
Trademarks	8.4	2,350	(1,406)	944	2,325	(1,274)	1,051
Non-compete agreements	5.1	3,920	(3,339)	581	3,920	(2,814)	1,106
Training materials	5.0	2,400	(1,360)	1,040	2,400	(1,120)	1,280
Other	5.3	1,670	(794)	876	1,670	(601)	1,069
Total other intangible assets	4.6	$57,641	$(31,226)	$26,415	$54,704	$(24,735)	$29,969

(a)	As of June 30, 2021 and December 31, 2020, capitalized software development costs of $2.2 million and $1.4 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $6.5 million and $6.0 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $12.9 million and $11.8 million for the six months ended June 30, 2021 and 2020, respectively.

The estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

As of June 30, 2021
Remainder of 2021	$13,005
2022	23,642
2023	17,995
2024	14,615
2025	10,167
Thereafter	11,486
$90,910

The following table presents changes to goodwill by reportable segment (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2021	$157,202	$18,633	$175,835
Purchase price adjustments	133	—	133
Effect of changes in foreign currency exchange rates	93	—	93
Balance, June 30, 2021	$157,428	$18,633	$176,061

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Marketing Funds (a)	$44,575	$48,452
Accrued payroll and related employee costs	10,922	10,692
Accrued taxes	1,152	2,491
Accrued professional fees	2,939	1,806
Other	4,152	5,130
	$63,740	$68,571

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information.

8. Debt

Debt, net of current portion, consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Senior Secured Credit Facility	$223,838	$225,013
Other long-term financing	—	78
Less unamortized debt issuance costs	(735)	(882)
Less unamortized debt discount costs	(536)	(644)
Less current portion	(2,350)	(2,428)
	$220,217	$221,137

Maturities of debt are as follows (in thousands):

As of June 30, 2021
Remainder of 2021	$1,175
2022	2,350
2023	220,313
$223,838

Senior Secured Credit Facility

As of June 30, 2021, the Senior Secured Credit Facility consisted of a $235.0 million term loan facility and a $10.0 million revolving loan facility. As of June 30, 2021, the Company had no revolving loans outstanding under its Senior Secured Credit Facility and the interest rate on the term loan facility was 3.5%. See Note 14, Subsequent Event, for information related to the amended and restated Senior Secured Credit Facility.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of June 30, 2021				As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$5,000	$—	$—	$5,000	$4,750	$—	$—	$4,750
Gadberry contingent consideration	1,350	—	—	1,350	1,590	—	—	1,590
Contingent consideration (a)	$6,350	$—	$—	$6,350	$6,340	$—	$—	$6,340
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 70 and 80 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales would decrease the liability by $0.2 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.1 million. As of June 30, 2021, contingent consideration also includes an amount recognized in connection with the acquisition of Gadberry (see Note 6, Acquisitions, for more information on this acquisition). The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2021	$6,340
Fair value adjustments	10
Balance at June 30, 2021	$6,350

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$222,567	$223,278	$223,487	$223,887

10. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income is based on an estimate of the Company’s annualized effective income tax rate.

Uncertain Tax Positions

The company has recognized uncertain tax position liabilities and related tax expense for certain foreign tax matters, along with a receivable for amounts of such foreign taxes expected to be creditable in the U.S. While the Company believes the liabilities recognized for uncertain tax positions are adequate to cover reasonable expected tax risks, there can be no assurance that an issue raised by a tax authority will be resolved at a cost that does not exceed the liability recognized. Interest and penalties are accrued on the uncertain tax positions and included in the “Provision for income taxes” in the accompanying Consolidated Statements of Income.

Uncertain tax position liabilities represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the consolidated financial statements and are recognized in “Income taxes payable” in the Condensed Consolidated Balance Sheets.

During the quarter ending June 30, 2021, an uncertain position was settled with a taxing authority for foreign tax matters described above.

Based upon the above settlement of this uncertain tax position, the Company adjusted its liability to reflect the amounts ultimately paid during the three months ended June 30, 2021. This resulted in a reduction to income tax expense of $1.4 million (including interest and penalties) in the Condensed Consolidated Statements of Income for the three months ended June 30, 2021.

A reconciliation of the beginning and ending amount, excluding interest and penalties is as follows:

	As of June 30,
	2021	2020
Balance, January 1	$5,300	$4,810
Increases related to prior period tax positions	96	230
Decrease related to prior year tax positions	(815)	—
Settlements	(3,776)	—
Foreign currency transaction gains/losses	380	—
Balance, June 30	$1,185	$5,040

The Company’s remaining uncertain tax positions have a reasonable possibility of being settled within the next 12 months.

11. Equity-Based Compensation

Employee equity-based compensation expense under the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “Incentive Plan”), net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expense from time-based awards (a)(b)	$3,744	$2,358	$13,565	$4,495
Expense from performance-based awards (a)(c)	871	389	1,667	470
Expense from bonus to be settled in shares (d)	1,638	—	3,075	—
Equity-based compensation capitalized	—	—	—	(32)
Equity-based compensation expense	$6,253	$2,747	$18,307	$4,933
(a)	Includes awards granted to booj, First Leads, Inc. (“First”), wemlo and Gadberry employees and former owners at the time of acquisition.

(b)	During the six months ended June 30, 2021, the Company recognized $5.5 million of expense as a result of the acceleration of significant grants that were issued to two employees of an acquired company who departed during the first quarter of 2021.
(c)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions.
(d)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2021	1,018,008	$36.74
Granted	243,879	$41.62
Shares vested (including tax withholding) (a)	(410,418)	$38.42
Forfeited	(14,457)	$38.06
Balance, June 30, 2021	837,012	$37.32

(a)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of June 30, 2021, there was $21.2 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

Performance-based Restricted Stock

As discussed in more detail in the Company’s Annual Report on Form 10-K, the Company has historically issued performance-based restricted stock awards (PSUs) that contained revenue performance targets and relative total shareholder return (rTSR) targets, both measured over a 3-year performance period. In 2021, the Company changed the structure of its PSUs by issuing awards with only a revenue target and eliminated the rTSR component. Additionally, the revenue target is being measured over three distinct 1-year performance periods, with the target determined near the beginning of each performance period. As a result, the target for 2021 has been determined but will be determined subsequently for 2022 and 2023. These awards cliff-vest at the end of a 3-year period, although the amount of shares that may be earned is fixed after each 1-year performance period ends and performance against target for that period is measured. As with prior revenue performance awards, the Company’s expense will be adjusted based on the estimated achievement of revenue versus each target. Because the performance targets for the 1-year periods in 2022 and 2023 have not yet been determined, they do not yet have a grant date under GAAP and are therefore excluded from the table below.

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2021	281,735	$32.34
Granted (a)	55,323	$41.71
Forfeited	(2,573)	$28.29
Balance, June 30, 2021	334,485	$33.92

(a)	Represents the total participant target award.

As of June 30, 2021, there was $5.2 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.

12. Commitments and Contingencies

A number of putative class action complaints are pending against the National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc., RE/MAX, LLC and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the United States District Court for the Northern District of Illinois. The second was filed in the same court on April 15, 2019, by plaintiff Sawbill Strategic, Inc. These two actions have now been consolidated (the “Moehrl Action”). Similar actions have been filed in federal courts: a) by Joshua Sitzer and other plaintiffs in the Western District of Missouri (the “Sitzer Action”); b) by Mark Rubenstein and Jeffery Nolan in the District of Connecticut (the “Rubenstein Action”); c) by plaintiffs Gary Bauman, Mary Jane Bauman, and Jennifer Nosalek in the District of Massachusetts (the “Bauman Action”); and d) by plaintiff Judah Leeder in the Northern District of Illinois (the “Leeder Action”). The complaints make substantially similar allegations and seek substantially similar relief. For convenience, all of these lawsuits are collectively referred to as the “Moehrl-related suits.” In the Moehrl Action, the plaintiffs allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints added allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. While similar to the Moehrl Action, various other lawsuits: allege violations of the Missouri Merchandising Practices Act (the Sitzer Action); include a multiple listing service (MLS) defendant (the Bauman Action); allege state antitrust violations (the Sitzer Action and Bauman Action); allege harm to home buyers rather than sellers (the Rubenstein Action and Leeder Action); allege unjust enrichment (the Leeder Action); and/or allege violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) rather than antitrust law (the Rubenstein Action). Among other requested relief, plaintiffs seek damages against the defendants and injunctive relief. In July 2021, the court granted RE/MAX, LLC’s motion to dismiss the Rubenstein Action and ordered the case dismissed with prejudice. The Company intends to vigorously defend against all remaining claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

On April 9, 2021, a putative class action claim was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021 (see Note 14, Subsequent Event, for information), Century 21 Canada Limited Partnership, Brookfield Asset Management Inc., Royal Lepage Real Estate Services Ltd., Homelife Realty Services Inc., Right At Home Realty Inc., Forest Hill Real Estate Inc., Harvey Kalles Real Estate Ltd., Sotheby's International Realty Canada, Chestnut Park Real Estate Limited, Sutton Group Realty Services Ltd. and IPRO Realty Ltd. by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants and their co-conspirators conspired, agreed or arranged with each other to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”); that the Defendants and their co-conspirators acted in furtherance of their conspiracy, agreement or arrangement to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on the Toronto MLS; and violation of Part VI of the Competition Act, R.S.C. 1985, c. C-34 (“Competition Act”). Among other requested relief, Plaintiff seeks damages against the defendants and injunctive relief. RE/MAX OA denies the allegations in the claim and intends to vigorously defend the action.

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Continuing franchise fees	$25,039	$15,795	$48,648	$38,672
Annual dues	8,869	8,745	17,541	17,666
Broker fees	17,453	10,426	29,406	19,870
Franchise sales and other revenue	4,930	3,405	11,850	12,068
Total Real Estate	56,291	38,371	107,445	88,276
Continuing franchise fees	1,916	943	3,681	2,209
Franchise sales and other revenue	494	127	1,052	319
Total Mortgage	2,410	1,070	4,733	2,528
Marketing Funds fees	18,042	11,765	36,187	29,287
Other	503	1,001	1,176	2,388
Total revenue	$77,246	$52,207	$149,541	$122,479

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA: Real Estate	$31,302	$19,318	$55,722	$40,049
Adjusted EBITDA: Mortgage	(733)	(741)	(1,883)	(1,319)
Adjusted EBITDA: Other	(72)	332	(182)	(282)
Adjusted EBITDA: Consolidated	30,497	18,909	53,657	38,448
Gain (loss) on sale or disposition of assets, net	(1)	11	10	22
Equity-based compensation expense	(6,253)	(2,747)	(18,307)	(4,933)
Acquisition-related expense (a)	(3,928)	(328)	(4,871)	(894)
Gain on reduction in tax receivable agreement liability	—	(500)	—	—
Fair value adjustments to contingent consideration (b)	(290)	(150)	(10)	355
Interest income	19	34	182	303
Interest expense	(2,124)	(2,187)	(4,222)	(4,869)
Depreciation and amortization	(6,978)	(6,412)	(13,915)	(12,722)
Income before provision for income taxes	$10,942	$6,630	$12,524	$15,710

(a)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(b)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements for additional information.

14. Subsequent Event

RE/MAX INTEGRA North America Region Acquisition

On July 21, 2021, the Company acquired the operating companies of the North America regions of RE/MAX INTEGRA (“INTEGRA NA”), whose territories cover five Canadian provinces (New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, and Prince Edward Island) and nine U.S. states (Connecticut, Indiana, Maine, Massachusetts, Minnesota, New Hampshire, Rhode Island, Vermont and Wisconsin) for cash consideration of approximately $235 million. The Company acquired these companies in order to convert these formerly Independent Regions into Company-Owned Regions, advance its ability to scale, deliver value to its affiliates and recapture the value differential of nearly 19,000 agents (approximately 12,000 in Canada and 7,000 in the U.S.).

The initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized for the major classes of assets acquired and the pro forma revenues for the combined entity. This information will be included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Senior Secured Credit Facility Refinancing

On July 21, 2021, RE/MAX, LLC amended and restated its Senior Secured Credit Facility to fund the acquisition of INTEGRA NA and refinance its existing facility. The revised facility provides for a seven-year, $460 million term loan facility and a five-year $50 million revolving loan facility. No amounts were drawn on the revolving loan facility as of the date of this report. The term loan bears interest at LIBOR (subject to a floor of 0.50%) plus 2.50%, but also contains transition provisions to move to an alternative reference rate when LIBOR is eliminated in June 2023.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; the impact of the global coronavirus (“COVID-19”) pandemic on our results of operations, financial condition, liquidity and business, including agent count, revenues, expenses, operations, goodwill, income taxes and allowance for doubtful accounts; support that we offered to our franchisees, its effectiveness, and the implication of this support (or future support) to our revenue; our business model, revenue streams, cost structure, balance sheet, and financial flexibility; management of expenses and capital expenditures in response to the impacts of the COVID-19 pandemic, including the amounts and timing of anticipated reductions; revenue; operating expenses; financial outlook; our plans regarding dividends; non-GAAP financial measures; housing and mortgage market condition and trends; economic and demographic trends; competition; the anticipated benefits our technology initiatives; our anticipated sources and uses of liquidity including for potential acquisitions; future litigation expenses relating to the Moehrl-related suits; our strategic and operating plans and business models including our plans to re-invest in our business; and the expected impact of acquisitions.

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

On July 21, 2021, we acquired the operating companies of the North America regions of RE/MAX INTEGRA (“INTEGRA NA”), whose territories cover five Canadian provinces (New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, and Prince Edward Island) and nine U.S. states (Connecticut, Indiana, Maine, Massachusetts, Minnesota, New Hampshire, Rhode Island, Vermont and Wisconsin) for cash consideration of approximately $235 million. We acquired these companies in order to convert these formerly Independent Regions into Company-Owned Regions, advance our ability to scale, deliver value to our affiliates and recapture the value differential of nearly 19,000 agents (approximately 12,000 in Canada and 7,000 in the U.S.).

For a detailed discussion of the impacts of COVID-19 on our results in 2020, please see our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020.

Financial and Operational Highlights – Three Months Ended June 30, 2021

(Compared to the three months ended June 30, 2020, unless otherwise noted)

●	Total agent count grew by 6.3% to 140,201 agents.
●	U.S. and Canada combined agent count increased 3.0% to 85,494 agents.
●	Total open Motto Mortgage offices increased 29.1% to 164 offices.
●	Revenue of $77.2 million, an increase of 48.0% from the prior year.
●	Net income attributable to RE/MAX Holdings, Inc. increased 49.1% to $5.2 million.
●	Adjusted EBITDA grew 61.3% to $30.5 million compared to $18.9 million in the prior year.
●	Adjusted EBITDA margin grew to 39.5% from 36.2% in the prior year.
●	Cash flow from operations of $30.3 million in the six months ended, an increase of 85.9% compared to the prior year.

Strong financial results in the second quarter, including all-time high quarterly revenue and Adjusted EBITDA, were driven by a historically strong housing market and improved performance from our core operations. The Company added more than 8,000 net new agents compared to the second quarter of 2020, including agent growth in the U.S. and significant growth in Canada alongside strong growth globally. Open Motto offices increased nearly 30% year-over-year, and we continued to sell Motto franchises at a similar pace to 2020.

Second quarter revenue growth included contributions from many facets of our business, including: higher broker fees stemming from increases in total transactions per agent and rising home prices, acquisitions, fewer agent recruiting incentives, agent count growth, increased pricing and Motto expansion, among other factors.

Year-over-year comparisons were impacted by actions taken by us in the second quarter of 2020 because of the global pandemic. For example, revenue in the second quarter of 2020 was reduced by temporary COVID-19 financial support initiatives that we extended to our networks. Similarly, selling, operating and administrative expenses in the second quarter of 2020 were reduced by temporary COVID-19 costs savings measures we employed.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of June 30,
	2021	2020	#	%
Total agent count growth	6.3%	3.8%

Agent Count:
U.S.	62,428	61,677	751	1.2%
Canada	23,066	21,295	1,771	8.3%
Subtotal	85,494	82,972	2,522	3.0%
Outside U.S. and Canada	54,707	48,933	5,774	11.8%
Total	140,201	131,905	8,296	6.3%

Motto open offices (2)	164	127	37	29.1%

	Six Months Ended June 30,
	2021	2020	#	%
RE/MAX franchise sales (1)	395	359	36	10.0%
Motto franchise sales (2)	24	26	(2)	(7.7)%
(1)	Includes franchise sales in the U.S., Canada and global regions.
(2)	Excludes virtual offices and Branchises.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue	$77,246	$52,207	$149,541	$122,479
Total selling, operating and administrative expenses	$38,816	$25,348	$82,492	$60,025
Operating income	$13,410	$8,682	$16,947	$20,445
Net income	$10,246	$5,924	$11,886	$11,214
Net income attributable to RE/MAX Holdings, Inc.	$5,201	$3,489	$6,293	$6,120
Adjusted EBITDA (1)	$30,497	$18,909	$53,657	$38,448
Adjusted EBITDA margin (1)	39.5%	36.2%	35.9%	31.4%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Revenue:
Continuing franchise fees	$26,955	$16,738	$10,217	61.0%
Annual dues	8,869	8,745	124	1.4%
Broker fees	17,453	10,426	7,027	67.4%
Marketing Funds fees	18,042	11,765	6,277	53.4%
Franchise sales and other revenue	5,927	4,533	1,394	30.8%
Total revenue	$77,246	$52,207	$25,039	48.0%

Consolidated revenue increased primarily due to temporary COVID-19 financial support initiatives introduced in the prior year and an increase in Broker fees; also contributing were fewer agent recruiting initiatives in the current year as compared to the prior year, incremental revenue from acquisitions, and growth of Motto, partially offset by continued attrition of booj’s legacy customer base.

Continuing Franchise Fees

Revenue from Continuing franchise fees increased primarily due to temporary COVID-19 financial support initiatives introduced in the prior year, which included a waiver or discount of Continuing franchise fees; fewer agent recruiting initiatives in the current year as compared to prior year; RE/MAX monthly fee increases and Motto expansion. Beginning April 1, 2021, there was an average price increase of 3.8% in RE/MAX continuing franchise fees in the majority of our U.S. Company-Owned regions.

Broker Fees

Revenue from Broker fees increased primarily due to higher total transactions per agent and rising home prices as compared to the prior year, which was impacted by the economic slowdown in the second quarter of 2020 caused by COVID-19.

Marketing Funds fees

Revenue from the Marketing Funds fees increased primarily due to temporary COVID-19 financial support initiatives introduced in the prior year, which included a waiver or discount of Marketing Funds fees and fewer agent recruiting initiatives in the current year as compared to the prior year.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to incremental revenue from our 2020 acquisitions, partially offset by the attrition of the booj legacy customer base which negatively impacted the three months ended June 30, 2021 by $0.5 million and is expected to negatively impact the full year 2021 by approximately $2.0 million to $2.5 million, as compared to the prior year.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Operating expenses:
Selling, operating and administrative expenses	$38,816	$25,348	$(13,468)	(53.1)%
Marketing Funds expenses	18,042	11,765	(6,277)	(53.4)%
Depreciation and amortization	6,978	6,412	(566)	(8.8)%
Total operating expenses	$63,836	$43,525	$(20,311)	(46.7)%
Percent of revenue	82.6%	83.4%

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

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Selling, operating and administrative expenses:
Personnel	$22,683	$14,546	$(8,137)	(55.9)%
Professional fees	6,617	2,712	(3,905)	(144.0)%
Lease costs	2,038	2,365	327	13.8%
Other	7,478	5,725	(1,753)	(30.6)%
Total selling, operating and administrative expenses	$38,816	$25,348	$(13,468)	(53.1)%
Percent of revenue	50.2%	48.6%

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs increased primarily due to higher equity-based compensation expense, including from recent acquisitions (see Note 11, Equity-Based Compensation) and increased headcount largely from acquisitions. Personnel costs were also higher due to the elimination of the corporate bonus and the suspension of the 401(k) match in the prior year, which also contributed to the increase.
●	Professional fees increased primarily due to an increase in acquisition related expenses and due to an increase in Legal fees (See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q). We expect to incur an additional $1.7 million to $2.2 million in legal expenses related to the Moehrl-related suits during the remainder of this year because of this ongoing litigation.
●	Other selling, operating and administrative expenses increased primarily due to increased investments in technology and higher travel and events expenses compared to the prior year, partially offset by lower bad debt expense driven by improved collections.

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to new amortization related to our acquisitions and placing internally developed software into service.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Other expenses, net:
Interest expense	$(2,124)	$(2,187)	$63	2.9%
Interest income	19	34	(15)	(44.1)%
Foreign currency transaction gains (losses)	(363)	101	(464)	(459.4)%
Total other expenses, net	$(2,468)	$(2,052)	$(416)	20.3%
Percent of revenue	3.2%	3.9%

Provision for Income Taxes

Our effective income tax rate decreased to 6.4% from 10.6% for the three months ended June 30, 2021 and 2020, respectively, primarily driven by nonrecurring taxes arising from decreases in 2021 related to the settlement of uncertain tax positions (see Note 10, Income Taxes for additional information). Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 10, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $30.5 million for the three months ended June 30, 2021, an increase of $11.6 million from the comparable prior year period. Adjusted EBITDA increased primarily due to temporary COVID-19 financial support initiatives introduced in the prior year and higher Broker fees revenue partially offset by higher personnel costs due to the elimination of the corporate bonus and the suspension of the 401(k) match in the prior year and headcount increases largely from acquisitions.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Revenue:
Continuing franchise fees	$52,329	$40,881	$11,448	28.0%
Annual dues	17,541	17,666	(125)	(0.7)%
Broker fees	29,406	19,870	9,536	48.0%
Marketing Funds fees	36,187	29,287	6,900	23.6%
Franchise sales and other revenue	14,078	14,775	(697)	(4.7)%
Total revenue	$149,541	$122,479	$27,062	22.1%

Consolidated revenue increased primarily due to temporary COVID-19 financial support initiatives introduced in the prior year and an increase in Broker fees, also contributing were incremental revenue from acquisitions, fewer agent recruiting initiatives in the current year as compared to the prior year and growth of Motto, partially offset by lower event-based revenue and continued attrition of booj’s legacy customer base.

Continuing Franchise Fees

Revenue from Continuing franchise fees increased primarily due to temporary COVID-19 financial support initiatives introduced in the prior year, which included a waiver or discount of Continuing franchise fees, fewer agent recruiting initiatives in the current year as compared to prior year, RE/MAX monthly fee increases and Motto expansion. Beginning April 1, 2021, there was an average price increase of 3.8% in RE/MAX continuing franchise fees in most of our U.S. Company-Owned regions.

Broker Fees

Revenue from Broker fees increased primarily due to higher total transactions per agent and rising home prices as compared to the prior year, which was impacted by the economic slowdown in the second quarter of 2020 caused by COVID-19.

Marketing Funds fees

Revenue from the Marketing Funds fees increased primarily due to temporary COVID-19 financial support initiatives introduced in the prior year, which included a waiver or discount of Marketing Funds fees and fewer agent recruiting initiatives in the current year as compared to the prior year.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to lower event-based revenue due to our annual agent conference having limited in-person attendance due to COVID-19 restrictions and continued attrition of booj’s legacy customer base, partially offset by incremental revenue from our 2020 acquisitions. The attrition of the booj legacy customer base negatively impacted the six months ended June 30, 2021 by $1.2 million.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Operating expenses:
Selling, operating and administrative expenses	$82,492	$60,025	$(22,467)	(37.4)%
Marketing Funds expenses	36,187	29,287	(6,900)	(23.6)%
Depreciation and amortization	13,915	12,722	(1,193)	(9.4)%
Total operating expenses	$132,594	$102,034	$(30,560)	(30.0)%
Percent of revenue	88.7%	83.3%

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

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Selling, operating and administrative expenses:
Personnel	$51,016	$30,806	$(20,210)	(65.6)%
Professional fees	10,871	5,840	(5,031)	(86.1)%
Lease costs	4,121	4,603	482	10.5%
Other	16,484	18,776	2,292	12.2%
Total selling, operating and administrative expenses	$82,492	$60,025	$(22,467)	(37.4)%
Percent of revenue	55.2%	49.0%

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs increased primarily due to higher equity-based compensation expense, largely from recent acquisitions and including $5.5 million driven by the acceleration of certain awards (see Note 11, Equity-Based Compensation). In addition, increased headcount largely from acquisitions, and higher personnel costs due to the elimination of the corporate bonus in the prior year, also contributed to the increase.
●	Professional fees increased primarily due to an increase in acquisition related expenses. Legal fees also increased including fees related to the Moehrl-related suits (See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q).
●	Other selling, operating and administrative expenses decreased primarily due to lower travel and events expenses, including lower expenses for our annual agent conference and lower bad debt expense driven by improved collections, partially offset by increased investments in technology.

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to new amortization related to our acquisitions and placing internally developed software into service.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Other expenses, net:
Interest expense	$(4,222)	$(4,869)	$647	13.3%
Interest income	182	303	(121)	(39.9)%
Foreign currency transaction gains (losses)	(383)	(169)	(214)	126.6%
Total other expenses, net	$(4,423)	$(4,735)	$312	6.6%
Percent of revenue	3.0%	3.9%

Other expenses, net decreased primarily due to a decrease in interest expense as a result of decreasing interest rates on our Senior Secured Credit Facility (as defined in Note 8, Debt), partially offset by lower interest earnings on our cash balances from lower interest rates.

Provision for Income Taxes

Our effective income tax rate decreased to 5.1% from 28.6% for the six months ended June 30, 2021 and 2020, respectively, primarily driven by nonrecurring taxes arising from (a) the conversion of First from a C Corporation to a flow-through entity in 2020 and (b) decreases in 2021 related to the settlement of uncertain tax positions (see Note 10, Income Taxes for additional information). Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 10, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income, which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $53.7 million for the six months ended June 30, 2021, an increase of $15.2 million from the comparable prior year period. Adjusted EBITDA increased primarily due to temporary COVID-19 financial support initiatives introduced in the prior year, higher Broker fees revenue and lower bad debt expense from improved collections, partially offset by higher personnel costs due to the elimination of the corporate bonus in the prior year and headcount increases largely from acquisitions.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income is set forth in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$10,246	$5,924	$11,886	$11,214
Depreciation and amortization	6,978	6,412	13,915	12,722
Interest expense	2,124	2,187	4,222	4,869
Interest income	(19)	(34)	(182)	(303)
Provision for income taxes	696	706	638	4,496
EBITDA	20,025	15,195	30,479	32,998
(Gain) loss on sale or disposition of assets	1	(11)	(10)	(22)
Equity-based compensation expense	6,253	2,747	18,307	4,933
Acquisition-related expense (1)	3,928	328	4,871	894
Gain on reduction in tax receivable agreement liability	—	500	—	—
Fair value adjustments to contingent consideration (2)	290	150	10	(355)
Adjusted EBITDA	$30,497	$18,909	$53,657	$38,448

(1)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(2)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our agent base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by several factors including agents in the RE/MAX network, particularly in Company-Owned Regions. Our cash flows are primarily related to the timing of:

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

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). As of June 30, 2021, the Senior Secured Credit Facility provided to RE/MAX, LLC consisted of $235.0 million in term loans and a $10.0 million revolving facility. Borrowings under the term loans and revolving loans accrue interest, at London Interbank Offered Rate (“LIBOR”), provided LIBOR shall be no less than 0.75% plus an applicable margin of 2.75%. LIBOR was originally set to cease being provided as a reference rate at the end of 2021, with alternate rates in the U.S. being developed such as the Secured Overnight Financing Rate (“SOFR”). The Company recently incorporated transition provisions in its new credit facility (see below). In late 2020, the timeline for the cessation of term-based LIBOR (upon which our outstanding borrowings are based) was extended until June 2023.

As of June 30, 2021, we had $222.6 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility. As of June 30, 2021, the interest rate on the term loan facility was 3.5%. See our 2020 Annual Report on Form 10-K for more information.

On July 21, 2021, we amended and restated our Senior Secured Credit Facility to fund the acquisition of INTEGRA NA and refinance our existing facility. The revised facility provides for a seven-year $460 million term loan facility and a five-year $50 million revolving loan facility. The term loan bears interest at LIBOR (subject to a floor of 0.50%) plus 2.50%, but also contains transition provisions to move to an alternative reference rate when LIBOR is eliminated in June 2023. No amounts were drawn on the revolving loan facility as of the date of this report.

Sources and Uses of Cash

As of June 30, 2021 and December 31, 2020, we had $107.3 million and $101.4 million, respectively, of cash and cash equivalents, of which approximately $2.4 million and $4.2 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash provided by (used in):
Operating activities	$30,339	$16,323
Investing activities	(7,551)	(3,102)
Financing activities	(22,693)	(17,418)
Effect of exchange rate changes on cash	355	(107)
Net change in cash, cash equivalents and restricted cash	$450	$(4,304)

Operating Activities

Cash provided by operating activities increased primarily as a result of:

●	an increase in Adjusted EBITDA of $15.2 million;
●	an increase in expenses within Adjusted EBITDA of $4.2 million related to the corporate bonus and 401(k) match that have not yet been paid; and
●	timing differences on various operating assets and liabilities; partially offset by
●	an increase in tax payments of $8.1 million, primarily related to settlement of uncertain tax positions; and
●	an increase in acquisition related costs.

Investing Activities

During the six months ended June 30, 2021 the change in cash (used in) provided by investing activities was primarily the result of work completed on our corporate headquarters refresh and higher capitalizable investments in technology as compared to the prior year.

Financing Activities

During the six months ended June 30, 2021 cash used in financing activities increased primarily due to an increase in payments related to tax withholding for vested share-based compensation, and an increase in dividends per Class A share and non-controlling unit to $0.23 per share/unit during the first two quarters of 2021 as compared to $0.22 per share/unit for the first two quarters of 2020.

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

Acquisitions

As part of our growth strategy, we may pursue acquisitions of Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets, revenue streams, or otherwise complement our existing operations. We may fund any such growth with various sources of capital including existing cash balances and cash flow from operations, as well as proceeds from debt financings including under existing credit facilities or new arrangements raised in the public capital markets.

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $7.6 million and $3.1 million during the six months ended June 30, 2021 and 2020, respectively. These amounts primarily relate to spend on our corporate headquarters refresh and investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2021 are expected to be between $13 million and $16 million as we continue with the corporate headquarters refresh and higher capitalizable investments. See Financial and Operational Highlights above for additional information.

Dividends

Our Board of Directors declared and we paid quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock during the first two quarters of 2021. On August 3, 2021, our Board of Directors declared a quarterly cash dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on August 31, 2021 to stockholders of record at the close of business on August 17, 2021. The declaration of additional future dividends, and, if declared, the amount of any such future dividend, will be subject to our actual future earnings and capital requirements and will be at the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$1,221	$40
Dividend distributions	5,778	5,526
Total distributions to RIHI	6,999	5,566
Payments pursuant to the TRAs	—	—
Total distributions to RIHI and TRA payments	$6,999	$5,566

Commitments and Contingencies

See Note 12, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of June 30, 2021.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. Bad debt expense is less than 1% of revenue for the six months ended June 30, 2021

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At June 30, 2021, $223.8 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.75%, plus an applicable margin of 2.75%. As of June 30, 2021, the interest rate was 3.5%. If LIBOR rises such that our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $0.6 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash and accounts receivable balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. We currently do not engage in any foreign exchange hedging activity of our revenues but may do so in the future; however, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions. During the three and six months ended June 30, 2021, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $0.3 million and $0.6 million, respectively.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2021 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company is supplementing the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission on February 25, 2021, to update the following risk factor under the heading “Risks Related to Our Industry”.

The real estate market may be negatively impacted by industry changes as the result of certain class action lawsuits.

As disclosed in Note 12, Commitments and Contingencies, we are a defendant in class action complaints referred to as the “Moehrl-related suits” which allege violations of federal antitrust law. The Moehrl-related suits seek changes in real estate industry practices and have prompted discussion of regulatory changes to rules established by local or state real estate boards or multiple listing services. In addition, the Department of Justice (“DOJ”) has withdrawn from a previously announced settlement of a lawsuit against the National Association of Realtors (“NAR”) in which NAR had agreed to adopt certain rule changes. The DOJ said it withdrew from the settlement “to permit a broader investigation of NAR’s rules and conduct to proceed.” The continuation of the DOJ investigation and enforcement actions and the Moehrl-related litigation (including the terms and conditions of any ultimate settlement or outcome of such matters) and/or other regulatory changes may lead to changes to our or our brokers’ business models, which may affect agent and broker compensation. These or other related adverse developments could reduce the fees we receive from our franchisees, which, in turn, could adversely affect our financial condition and results of operations.

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our 2020 Annual Report on Form 10-K. Other than the risk factor amended above, there have been no material changes to the risk factors as disclosed in our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Second Amended and Restated Credit Agreement, dated as of July 21, 2021, by and among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request by the SEC.)	8-K	001-36101	7/21/2021	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	August 4, 2021	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2021	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2021	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)