Form 10-K/A
period 2020-12-31
RE/MAX Holdings, Inc.
filed 2021-12-21
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K/A where indicated. Such proxy statement was filed with the Securities and Exchange Commission on April 15, 2021.

EXPLANATORY NOTE

RE/MAX Holdings, Inc. (the “Company”) is filing this amended Annual Report on Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “Original Report”).

Amendment Background

On July 21, 2021, the Company acquired the operating companies of the North America regions of RE/MAX INTEGRA (“INTEGRA”) converting INTEGRA’s formerly Independent Regions into Company-Owned Regions. In analyzing the purchase accounting with respect to the acquisition of INTEGRA, the Company determined that a portion of the acquisition purchase price was attributable to a loss on the settlement of the pre-existing master franchise agreements in which the pre-acquisition royalty rates paid by INTEGRA were below the current market rate. This is in contrast to prior Independent Region acquisitions where the Company allocated the entire purchase price to acquired assets, primarily goodwill and other identifiable intangible assets. The Company has determined this same conclusion applied to certain other Independent Regions acquired between 2007 and 2017 where the region paid a royalty rate below the market rate as of the acquisition date. In these circumstances, the Company failed to recognize a loss on settlement of the master franchise contract in the year of acquisition, which caused overstated goodwill and identifiable intangible assets and generally overstated levels of intangible asset amortization expense subsequent to acquisition. The control deficiencies that led to these errors were deemed to constitute a material weakness in the Company’s internal control over financial reporting.

Accordingly, management is correcting the relevant consolidated financial statements and related footnotes as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 within these consolidated financial statements. Management has evaluated the materiality of these misstatements based on an analysis of quantitative and qualitative factors and concluded they were not material to the prior period financial statements, individually or in aggregate.

Items Amended in this Form 10-K/A

For the convenience of the reader, this Form 10-K/A sets forth the Original Report in its entirety as amended; however, this Form 10-K/A amends only the following items in the Original Report and only with respect to the matters discussed in this Explanatory Note:

1.	Forward-Looking Statements are amended to address risks to such statements related to the material weakness.
2.	Part I, Item 1. Business; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II, Item 8. Financial Statements and Supplementary Data are amended to correct for the immaterial errors in the financial statements and information contained in such sections.
3.	Part I, Item 1A. Risk Factors is amended for additional risks related to the material weakness.
4.	Selected Financial Data in Part I, Item 6. and the Quarterly Financial Information footnote in Part II, Item 8. are deleted as such items are not required under the rules applicable to Form 10-K at the date of the Original Report.
5.	Part II, Item 9A. Controls and Procedures is amended to reflect the Company’s revised conclusions that both disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting.
6.	Part II, Item 8. Financial Statements and Supplementary Data is updated to include KPMG LLP’s reissued independent registered public accounting firm reports.
7.	Management certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are refiled.

Further, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a result of this Form 10-K/A, the management certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, have been re-executed and refiled, as of the date of this Form 10-K/A. The Exhibit Index in Part IV; Item 15 is also being amended to reflect the inclusion of the aforementioned updated Exhibits.

Except as described above, this Form 10-K/A does not amend, update, or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing date of the Original Report. As such, this Form 10-K/A and the forward-looking statements contained herein speak only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

RE/MAX HOLDINGS, INC.

2020 ANNUAL REPORT ON FORM 10-K/A

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to:

●	our expectations regarding consumer trends in residential real estate transactions;
●	our expectations regarding overall economic and demographic trends, including the health of the United States (“U.S.”) and Canadian residential real estate markets, and how they affect our performance;
●	our strategies for growing our RE/MAX and Motto Mortgage brands, including (a) increasing RE/MAX agent count, increasing the number of closed transaction sides and transaction sides per RE/MAX agent, and (b) increasing the number of open Motto Mortgage offices;
●	the anticipated benefits of our technology initiatives;
●	the continued strength of our brands both in the U.S. and Canada and in the rest of the world;
●	the pursuit of future acquisitions and the anticipated benefits of past acquisitions, including the future performance of businesses we have acquired;
●	our intention to pay dividends;
●	our future financial performance including our ability to appropriately forecast;
●	the effects of laws applying to our business and our future compliance with laws;
●	our ability to retain our senior management and other key employees;
●	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our technology;
●	our ability to effectively implement and account for changes in tax laws;
●	the anticipated outcome of the Moehrl-related suits, including any risks or uncertainties with regard to any favorable or unfavorable judgements and implications to our industry; and
●	our ability to successfully remediate the material weakness in our internal control over financial reporting disclosed in this report in the manner currently anticipated.

These and other forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed in “Item 1A.—Risk Factors” and in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K/A.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K/A are made only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

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

(1)	Revenue (less Marketing Funds fees) and Adjusted EBITDA are non-GAAP measures of financial performance that differ from U.S. Generally Accepted Accounting Principles. Revenue (less Marketing Fund fees) is calculated directly from our consolidated financial statements as Total revenue less Marketing Funds Fees. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income.
(2)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.
(3)	Excludes adjustments attributable to the non-controlling interest. See "Corporate Structure and Ownership” below.

The chart below illustrates our consolidated revenue streams excluding the Marketing Funds.

Holdings Revenue Streams as Percentage of 2020 Total Revenue

Segment Revenue Streams.

We have three reportable segments: Real Estate, Mortgage and Marketing Funds. Real Estate comprises our real estate brokerage franchising operations under the RE/MAX brand name, corporate-wide shared services expenses and Gadberry. Mortgage is comprised of our mortgage brokerage franchising operations under the Motto Mortgage brand name and wemlo mortgage loan processing. Marketing Funds represents our marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. Other contains the operations of booj’s legacy business, which is not a reportable segment due to quantitative insignificance which we expect to continue to decline over time as booj’s legacy customers leave. See Note 18 for additional information about segment reporting. We evaluate the operating results of our segments based on revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). Please see Note 18, Segment Information, for further disclosures about segments and descriptions of Adjusted EBITDA.

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

Available Information

RE/MAX Holdings, Inc. is a Delaware corporation and its principal executive offices are located at 5075 South Syracuse Street, Denver, Colorado 80237, telephone (303) 770-5531. The Company’s Annual Report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of the Company’s website, www.remax.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The content of the Company’s website is not incorporated into this report. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

ITEM 1A. RISK FACTORS

RE/MAX Holdings, Inc. and its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “us”) could be adversely impacted by various risks and uncertainties. An investment in our Class A common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Annual Report on Form 10-K/A, including our audited consolidated financial statements and the related notes thereto before making an investment decision. If any of these risks actually occur, our business, financial condition, operating results, cash flow and prospects may be materially and adversely affected. As a result, the trading price of our Class A common stock could decline, and you could lose some or all of your investment.

Except for the risk factor entitled “We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation,” included below, this Item 1A. Risk Factors section in this Annual Report on Form 10-K/A has not been updated to reflect developments following the Original Form 10-K.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In the Report of Management on Internal Control over Financial Reporting included in our Original Report, management, including our Principal Executive Officer and Principal Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2020. Subsequent to that conclusion, our management determined the following control deficiencies existed as of December 31, 2020.

Management identified ineffective controls over failure to consult with appropriate internal subject matter experts when evaluating the market value for re-acquired franchise rights in acquisitions of previously Independent Regions beginning in 2007, as well as ineffective controls over the review of certain inputs used in the valuation of intangible assets. These ineffective controls were due to an ineffective risk assessment process to sufficiently identify and assess all financial reporting risks related to purchase accounting for acquisitions of previously Independent Regions. These control deficiencies resulted in immaterial misstatements to our consolidated financial statements that were corrected in current and prior periods as discussed in Note 17, Immaterial Corrections to Prior Period Financial Statements.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and, therefore, management has concluded that a material weakness existed as of December 31, 2020. Management has concluded that as a result of this material weakness, our internal control over financial reporting was not effective as of December 31, 2020. In addition, due to the material weakness in our internal control over financial reporting, our management has now concluded that as of December 31, 2020 our disclosure controls and procedures were not effective and had not been effective in prior periods.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We have identified the steps to remediate the material weakness, as disclosed in Item 9A. Controls of Procedures of this Form 10-K/A. These remediation measures may be time consuming and costly and there is no assurance as to the timing for completion of these remediation measures or that these initiatives will ultimately have the intended effects.

If we are not able to remediate the material weakness, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weakness, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.

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

Any of the above factors, and other factors discussed in this Annual Report on Form 10-K/A could cause a decline in the housing or mortgage markets and have a material adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or home prices. This could lead to a decrease of the number of agents or franchises in our networks and reduce the fees we receive from our franchisees and agents, which, in turn, could adversely affect our financial condition and results of operations.

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

4

For the years ended December 31, 2020 and 2019 we declared a $0.22 and $0.21 per share dividend for each quarter during those calendar years, respectively. We intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis. However the timing and amount of those dividends will be subject to approval and declaration by our Board of Directors and will depend on a variety of factors, including the financial results and cash flows of RMCO, LLC and its consolidated subsidiaries (“RMCO”), distributions we receive from RMCO, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. All dividends declared and paid will not be cumulative. See Note 5, Earnings Per Share and Dividends to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for further information.

Performance Graph

The following graph and table depict the total return to stockholders from December 31, 2015 through December 31, 2020, relative to the performance of the S&P SmallCap 600 Index, S&P 500 Index and S&P Homebuilders Select Industry Index. The graph assumes that $100 was invested at the closing price on December 31, 2015 and that all dividends were reinvested.

The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, (the “Securities Act”), or the Exchange Act.

Comparison of Cumulative Five-Year Return

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

4

ITEM 6. Reserved

In November of 2020 the SEC eliminated Item 301 of Regulation S-K, which made the five-year set of Financial Statements optional. Pursuant to12b-15, of the Exchange Act, amendments must comply with the pertinent requirements applicable to statements and reports. As such, we have elected to remove this item as it is no longer required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements (“financial statements”) and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K/A. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Item 1A.—Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

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

Financial and Operational Highlights – Year Ended December 31, 2020

(Compared to the year ended December 31, 2019 unless otherwise noted)

●	Acquired The Gadberry Group, LLC (“Gadberry”), a location intelligence data company and Wemlo, Inc. (“wemlo”), an innovative fintech company that provides third-party mortgage loan processing services through its “Service Cloud” for mortgage brokers, combining third-party loan processing with an all-in-one digital platform.
●	Total agent count increased by 5.3% to 137,792 agents.
●	U.S. and Canada combined agent count decreased 0.5% to 84,250 agents.
●	Total open Motto Mortgage offices increased 27.0% to 141 offices.
●	Total Revenue of $266.0 million, a decrease of 5.8% from the prior year.

●	Net income attributable to RE/MAX Holdings, Inc. of $11.3 million.
●	Adjusted EBITDA of $92.6 million and Adjusted EBITDA margin of 34.8% compared to Adjusted EBITDA of $103.5 million and Adjusted EBITDA margin of 36.7% from the prior period. This decrease driven primarily by temporary COVID-19 related financial support initiatives.

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

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations for the last three years.

	As of December 31,
	2020	2019	2018
Total agent count growth	5.3%	5.3%	4.4%

Agent Count:
U.S.	62,303	63,121	63,122
Canada	21,947	21,567	21,327
U.S. and Canada Total	84,250	84,688	84,449
Outside U.S. and Canada	53,542	46,201	39,831
Network-wide agent count	137,792	130,889	124,280

Motto open offices (2)	141	111	78

	Year Ended December 31,
	2020	2019	2018
RE/MAX franchise sales (1)	1,033	1,030	1,120
Motto franchise sales (2)	71	52	49

(1)	Includes franchise sales in the U.S., Canada and global regions.
(2)	Excludes virtual offices and Branchises.

	Year Ended December 31,
	2020	2019	2018
Total revenue	$266,001	$282,293	$212,626
Total selling, operating and administrative expenses	$128,998	$119,232	$120,242
Operating income (1)	$38,593	$68,970	$78,408
Net income (1)	$20,546	$47,314	$50,302
Net income attributable to RE/MAX Holdings, Inc. (1)	$11,250	$25,280	$27,134
Adjusted EBITDA (2)	$92,558	$103,515	$104,316
Adjusted EBITDA margin (2)	34.8%	36.7%	49.1%

(1)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.
(2)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income, which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

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

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2020	2019	$	%
Operating expenses:
Selling, operating and administrative expenses	$128,998	$119,232	$(9,766)	(8.2)%
Marketing Funds expenses	64,402	72,299	7,897	10.9%
Depreciation and amortization (1)	26,106	21,792	(4,314)	(19.8)%
Impairment charge - leased assets	7,902	—	(7,902)	n/m %
Total operating expenses (1)	$227,408	$213,323	$(14,085)	(6.6)%
Percent of revenue (1)	85.5%	75.6%

n/m – not meaningful

(1)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.

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

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to placing the booj Platform in service and new amortization related to our acquisitions. Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.

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

Provision for Income Taxes

Our effective income tax rate increased to 30.8% from 18.8% for the years ended December 31, 2020 and 2019, respectively, primarily due to (a) nonrecurring taxes arising from the conversion of wemlo and First from C Corporations to flow-through entities (which is expected to provide long-term tax amortization benefits), and (b) the impact of lower pre-tax income compared to certain non-creditable foreign taxes which have not decreased.

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

We define Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our audited financial statements included elsewhere in this Annual Report on Form 10-K/A), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: gain or loss on sale or disposition of assets and sublease, non-cash impairment charges, equity-based compensation expense, acquisition-related expense, gain on reduction in tax receivable agreement liability, Special Committee investigation and remediation expense, expense or income related to changes in the estimated fair value measurement of contingent consideration and other non-recurring items.

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

A reconciliation of Adjusted EBITDA to net income is set forth in the following table (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income (1)	$20,546	$47,314	$50,302
Depreciation and amortization (1)	26,106	21,792	20,121
Interest expense	9,223	12,229	12,051
Interest income	(340)	(1,446)	(676)
Provision for income taxes (1)	9,162	10,982	16,419
EBITDA	64,697	90,871	98,217
(Gain) loss on sale or disposition of assets	503	342	(139)
Impairment charge - leased assets (2)	7,902	—	—
Equity-based compensation expense	16,267	10,934	9,176
Acquisition-related expense (3)	2,375	1,127	1,634
Gain on reduction in tax receivable agreement liability (4)	—	—	(6,145)
Special Committee investigation and remediation expense (5)	—	—	2,862
Fair value adjustments to contingent consideration (6)	814	241	(1,289)
Adjusted EBITDA	$92,558	$103,515	$104,316

(1)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.
(2)	Represents the impairment recognized on a portion of our corporate headquarters office building. See Note 3, Leases to the accompanying consolidated financial statements for additional information. Lease costs are lower by $0.1 million for the year ended December 31, 2020 as a result of the impairment.
(3)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(4)	Gain on reduction in tax receivable agreement liability is a result of the Tax Cuts and Jobs Act enacted in December 2017 and further clarified in 2018. See Note 12, Income Taxes for additional information.
(5)	Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.
(6)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 11, Fair Value Measurements, to the accompanying consolidated financial statements for additional information

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Credit Facility (including current portion) (1) (2)	$225,013	$2,350	$222,663	$—	$—
Other long-term financing (including current portion) and interest payments	79	79	—	—	—
Interest payments on credit facility (3)	23,269	7,953	15,316	—	—
Lease obligations (4)	65,418	8,119	15,666	17,552	24,081
Payments pursuant to tax receivable agreements (5)	33,564	3,590	7,096	6,706	16,172
Vendor contracts (6)	64,341	57,651	6,690	—	—
Estimated undiscounted contingent consideration payments (7)	9,474	746	2,956	3,800	1,972
	$421,158	$80,488	$270,387	$28,058	$42,225

(1)	We have reflected full payment of our Senior Secured Credit Facility in December 2023 at maturity.
(2)	The Senior Secured Credit Facility may require additional prepayments throughout the term of the loan based on the total leverage ratio as discussed above.
(3)	The variable interest rate on the Senior Secured Credit Facility is assumed at the interest rate in effect as of December 31, 2020 of 3.5%.
(4)	We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $5.4 million in the aggregate, are included in the table above.
(5)	As described elsewhere in this Annual Report on Form 10-K/A, we entered into TRAs, that will provide for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of tax deductions arising from the increase in tax basis in RMCO’s assets.
(6)	Represents outstanding purchase orders with vendors initiated in the ordinary course of business for operating and capital expenditures, including payments from the Marketing Fund.

(7)	Represents estimated payments to the former owner of Motto and former owners of Gadberry as required per the purchase agreements. See Note 11, Fair Value Measurements, to the accompanying consolidated financial statements for more information.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to acquisitions of previously independent regions, as to which the date is December 21, 2021, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Denver, Colorado
February 25, 2021, except for Note 17 and the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to acquisitions of previously independent regions, as to which the date is December 21, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited RE/MAX Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to acquisitions of previously independent regions, as to which the date is December 21, 2021, expressed an unqualified opinion on those consolidated financial statements.

In our report dated February 25, 2021, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2020, as presented herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over the failure to consult with appropriate internal subject matter experts when evaluating the market value for re-acquired franchise rights in acquisitions of previously independent regions beginning in 2007, as well as ineffective controls over the review of certain inputs used in the valuation of intangible assets, has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/KPMG LLP

Denver, Colorado
February 25, 2021, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to acquisitions of previously independent regions, as to which the date is December 21, 2021

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$101,355	$83,001
Restricted cash	19,872	20,600
Accounts and notes receivable, current portion, less allowances of $11,724 and $12,538, respectively	29,985	28,644
Income taxes receivable	1,222	896
Other current assets	13,938	9,638
Total current assets	166,372	142,779
Property and equipment, net of accumulated depreciation of $14,731 and $14,940, respectively	7,872	5,444
Operating lease right of use assets	38,878	51,129
Franchise agreements, net	69,802	84,691
Other intangible assets, net	29,969	32,315
Goodwill	165,358	148,561
Deferred tax assets, net	50,702	54,501
Income taxes receivable, net of current portion	1,980	1,690
Other assets, net of current portion	15,435	9,692
Total assets	$546,368	$530,802
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,108	$2,983
Accrued liabilities	68,571	60,163
Income taxes payable	9,579	6,854
Deferred revenue	25,282	25,663
Current portion of debt	2,428	2,648
Current portion of payable pursuant to tax receivable agreements	3,590	3,583
Operating lease liabilities	5,687	5,102
Total current liabilities	117,245	106,996
Debt, net of current portion	221,137	223,033
Payable pursuant to tax receivable agreements, net of current portion	29,974	33,640
Deferred tax liabilities, net	490	293
Deferred revenue, net of current portion	19,864	18,763
Operating lease liabilities, net of current portion	50,279	55,959
Other liabilities, net of current portion	5,722	5,292
Total liabilities	444,711	443,976
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,390,691 and 17,838,233 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	491,422	466,945
Retained earnings	25,628	30,732
Accumulated other comprehensive income, net of tax	612	414
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	517,664	498,093
Non-controlling interest	(416,007)	(411,267)
Total stockholders' equity	101,657	86,826
Total liabilities and stockholders' equity	$546,368	$530,802

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Continuing franchise fees	$90,217	$99,928	$101,104
Annual dues	35,075	35,409	35,894
Broker fees	50,028	45,990	46,871
Marketing Funds fees	64,402	72,299	—
Franchise sales and other revenue	26,279	28,667	28,757
Total revenue	266,001	282,293	212,626
Operating expenses:
Selling, operating and administrative expenses	128,998	119,232	120,242
Marketing Funds expenses	64,402	72,299	—
Depreciation and amortization	26,106	21,792	20,121
Impairment charge - leased assets	7,902	—	—
Gain on reduction in tax receivable agreement liability	—	—	(6,145)
Total operating expenses	227,408	213,323	134,218
Operating income	38,593	68,970	78,408
Other expenses, net:
Interest expense	(9,223)	(12,229)	(12,051)
Interest income	340	1,446	676
Foreign currency transaction gains (losses)	(2)	109	(312)
Total other expenses, net	(8,885)	(10,674)	(11,687)
Income before provision for income taxes	29,708	58,296	66,721
Provision for income taxes	(9,162)	(10,982)	(16,419)
Net income	$20,546	$47,314	$50,302
Less: net income attributable to non-controlling interest	9,296	22,034	23,168
Net income attributable to RE/MAX Holdings, Inc.	$11,250	$25,280	$27,134

Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.62	$1.42	$1.53
Diluted	$0.61	$1.41	$1.53
Weighted average shares of Class A common stock outstanding
Basic	18,170,348	17,812,065	17,737,649
Diluted	18,324,246	17,867,752	17,767,499
Cash dividends declared per share of Class A common stock	$0.88	$0.84	$0.80

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$20,546	$47,314	$50,302
Change in cumulative translation adjustment	216	166	(253)
Other comprehensive income (loss), net of tax	216	166	(253)
Comprehensive income	20,762	47,480	50,049
Less: comprehensive income attributable to non-controlling interest	9,314	22,114	23,046
Comprehensive income attributable to RE/MAX Holdings, Inc., net of tax	$11,448	$25,366	$27,003

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except unit and share amounts)

							Accumulated other
	Class A		Class B		Additional		comprehensive	Non-	Total
	common stock		common stock		paid-in	Retained	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	net of tax	interest	equity
Balances, January 1, 2018	17,696,991	$2	1	$—	$451,199	$7,698	$459	$(426,438)	$32,920
Net income	—	—	—	—	—	27,134	—	23,168	50,302
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(14,559)	(14,559)
Equity-based compensation expense and dividend equivalents	73,462	—	—	—	9,314	(112)	—	—	9,202
Dividends to Class A common stockholders	—	—	—	—	—	(14,194)	—	—	(14,194)
Change in accumulated other comprehensive income	—	—	—	—	—	—	(131)	(122)	(253)
Payroll taxes related to net settled restricted stock units	(16,037)	—	—	—	(895)	—	—	—	(895)
Other	—	—	—	—	483	—	—	—	483
Balances, December 31, 2018	17,754,416	$2	1	$—	$460,101	$20,526	$328	$(417,951)	$63,006
Net income	—	—	—	—	—	25,280	—	22,034	47,314
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(15,430)	(15,430)
Equity-based compensation expense and dividend equivalents	106,390	—	—	—	7,375	(104)	—	—	7,271
Dividends to Class A common stockholders	—	—	—	—	—	(14,970)	—	—	(14,970)
Change in accumulated other comprehensive income	—	—	—	—	—	—	86	80	166
Payroll taxes related to net settled restricted stock units	(22,573)	—	—	—	(1,110)	—	—	—	(1,110)
Other	—	—	—	—	579	—	—	—	579
Balances, December 31, 2019	17,838,233	$2	1	$—	$466,945	$30,732	$414	$(411,267)	$86,826
Net income	—	—	—	—	—	11,250	—	9,296	20,546
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(14,058)	(14,058)
Equity-based compensation expense and dividend equivalents	394,701	—	—	—	18,108	(310)	—	—	17,798
Dividends to Class A common stockholders	—	—	—	—	—	(16,044)	—	—	(16,044)
Change in accumulated other comprehensive income	—	—	—	—	—	—	198	18	216
Payroll taxes related to net settled restricted stock units	(90,414)	—	—	—	(2,544)	—	—	—	(2,544)
Acquisitions	248,171	—	—	—	8,800	—	—	—	8,800
Other	—	—	—	—	113	—	—	4	117
Balances, December 31, 2020	18,390,691	$2	1	$—	$491,422	$25,628	$612	$(416,007)	$101,657

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$20,546	$47,314	$50,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,106	21,792	20,121
Impairment charge - leased assets	7,902	—	—
Bad debt expense	2,903	4,964	2,257
Equity-based compensation expense	16,267	10,934	9,176
Deferred income tax expense	1,899	2,383	9,588
Fair value adjustments to contingent consideration	814	241	(1,289)
Non-cash change in tax receivable agreements liability	—	—	(6,145)
Non-cash lease expense (benefit)	(508)	—	—
Other, net	1,051	1,252	988
Changes in operating assets and liabilities
Accounts and notes receivable, current portion	(3,460)	(5,614)	(3,241)
Advances from/to affiliates	—	—	581
Other current and noncurrent assets	(10,665)	(6,084)	2,170
Other current and noncurrent liabilities	9,035	6,737	(3,466)
Payments pursuant to tax receivable agreements	(3,562)	(3,556)	(6,305)
Income taxes receivable/payable	2,109	178	1,099
Deferred revenue, current and noncurrent	410	(1,566)	228
Net cash provided by operating activities	70,847	78,975	76,064
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(6,903)	(13,226)	(7,787)
Acquisitions, net of cash acquired of $867k, $55k and $362k, respectively	(10,627)	(14,945)	(25,888)
Restricted cash acquired with the Marketing Funds acquisition	—	28,495	—
Other	—	(1,200)	—
Net cash used in investing activities	(17,530)	(876)	(33,675)
Cash flows from financing activities:
Payments on debt	(2,634)	(2,622)	(3,171)
Distributions paid to non-controlling unitholders	(14,058)	(15,430)	(14,559)
Dividends and dividend equivalents paid to Class A common stockholders	(16,354)	(15,074)	(14,306)
Payments related to tax withholding for share-based compensation	(2,544)	(1,110)	(895)
Payment of contingent consideration	(409)	(306)	(221)
Net cash used in financing activities	(35,999)	(34,542)	(33,152)
Effect of exchange rate changes on cash	308	70	(70)
Net increase in cash, cash equivalents and restricted cash	17,626	43,627	9,167
Cash, cash equivalents and restricted cash, beginning of year	103,601	59,974	50,807
Cash, cash equivalents and restricted cash, end of period	$121,227	$103,601	$59,974
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,663	$11,690	$11,525
Net cash paid for income taxes	$4,993	$8,429	$5,769
Schedule of non-cash investing activities:
Class A shares issued as consideration for acquisitions	$8,800	$—	$—
Increase (decrease) in accounts payable and accrued liabilities for purchases of property, equipment and capitalization of software	$1,419	$(94)	$1,080

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“financial statements”) and notes thereto included in this Annual Report on Form 10-K/A have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2020 and 2019, the results of its operations and comprehensive income, changes in its stockholders’ equity and its cash flows for the years ended December 31, 2020, 2019 and 2018.

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

See Note 18 for additional information about segment reporting.

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

	Year Ended December 31,
	2020			2019(d)			2018(d)
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.1%	40.9%	100.0%	58.6%	41.4%	100.0%	58.6%	41.4%	100.0%
Income before provision for income taxes(a)	$17,588	$12,120	$29,708	$34,163	$24,133	$58,296	$41,566	$25,155	$66,721
Provision for income taxes(b)(c)	(6,338)	(2,824)	(9,162)	(8,883)	(2,099)	(10,982)	(14,432)	(1,987)	(16,419)
Net income (d)	$11,250	$9,296	$20,546	$25,280	$22,034	$47,314	$27,134	$23,168	$50,302

(a)	The weighted average ownership percentage of RMCO differs from the allocation of income before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain relatively insignificant items recorded at RE/MAX Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, both taxes in foreign jurisdictions and domestic taxes on subsidiaries which converted to LLCs in 2020. See Note 12, Income Taxes, for additional information.
(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes directly incurred by RMCO and its subsidiaries, both taxes in foreign jurisdictions and domestic taxes on subsidiaries which converted to LLCs in 2020. Otherwise, because RMCO is a flow-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest.
(d)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended December 31,
	2020	2019	2018
Numerator
Net income attributable to RE/MAX Holdings, Inc. (a)	$11,250	$25,280	$27,134
Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,170,348	17,812,065	17,737,649
Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,170,348	17,812,065	17,737,649
Add dilutive effect of the following:
Restricted stock	153,898	55,687	29,850
Weighted average shares of Class A common stock outstanding, diluted	18,324,246	17,867,752	17,767,499
Earnings per share of Class A common stock
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.62	$1.42	$1.53
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.61	$1.41	$1.53

(a)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.

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

(in thousands, except per share amounts)	Year Ended December 31, 2018
Total revenue	$287,394
Net income attributable to Holdings	$26,382
Basic earnings per common share	$1.49
Diluted earnings per common share	$1.48

7. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable Life	2020	2019
Leasehold improvements	Shorter of estimated useful life or life of lease	$4,707	$3,327
Office furniture, fixtures and equipment	2 - 10 years	17,896	17,057
Total property and equipment		22,603	20,384
Less accumulated depreciation		(14,731)	(14,940)
Total property and equipment, net		$7,872	$5,444

Depreciation expense was $1.8 million, $1.7 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

8. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of December 31, 2020			As of December 31, 2019 (b)
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.3	$176,354	$(106,552)	$69,802	$176,354	$(91,663)	$84,691
Other intangible assets:
Software (a)	4.5	$44,389	$(18,926)	$25,463	$36,680	$(9,653)	$27,027
Trademarks	8.4	2,325	(1,274)	1,051	1,904	(1,037)	867
Non-compete agreements	4.4	3,920	(2,814)	1,106	3,700	(1,546)	2,154
Training materials	5.0	2,400	(1,120)	1,280	2,400	(640)	1,760
Other	5.3	1,670	(601)	1,069	800	(293)	507
Total other intangible assets	4.7	$54,704	$(24,735)	$29,969	$45,484	$(13,169)	$32,315

(a)	As of December 31, 2020, and December 31, 2019, capitalized software development costs of $1.4 million and $10.5 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.
(b)	Prior year amounts have been adjusted to reflect the immaterial correction of franchise agreements for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.

Amortization expense was $24.4 million, $20.1 million and $18.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.

As of December 31, 2020, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

As of December 31, 2020:
2021	$25,161
2022	23,096
2023	16,582
2024	13,510
2025	10,114
Thereafter	11,308
$99,771

The following table presents changes to goodwill by reportable segment for the period from January 1, 2019 to December 31, 2020 (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2019 (a)	$128,407	$11,800	$140,207
Goodwill recognized from acquisitions	8,207	—	8,207
Effect of changes in foreign currency exchange rates	147	—	147
Balance, December 31, 2019 (a)	136,761	11,800	148,561
Goodwill recognized from acquisitions (b)	9,893	6,833	16,726
Effect of changes in foreign currency exchange rates	71	—	71
Balance, December 31, 2020	$146,725	$18,633	$165,358

(a)	Prior year amounts have been adjusted to reflect the immaterial correction of goodwill for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.
(b)	Includes adjustments to preliminary estimates from 2019 acquisitions.

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2020	2019
Marketing Funds (a)	$48,452	$39,672
Accrued payroll and related employee costs	10,692	11,900
Accrued taxes	2,491	2,451
Accrued professional fees	1,806	2,047
Other	5,130	4,093
	$68,571	$60,163

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information. As previously noted, the Marketing Funds were acquired on January 1, 2019.

10. Debt

Debt, net of current portion, consists of the following (in thousands):

	As of December 31,
	2020	2019
Senior Secured Credit Facility	$225,013	$227,363
Other long-term financing (a)	78	362
Less unamortized debt issuance costs	(882)	(1,182)
Less unamortized debt discount costs	(644)	(862)
Less current portion (a)	(2,428)	(2,648)
	$221,137	$223,033

(a)	Includes financing assumed with the acquisition of booj. As of December 31, 2020 and 2019, the carrying value of this financing approximates the fair value.

Maturities of debt are as follows (in thousands):

As of December 31, 2020
2021	$2,428
2022	2,350
2023	220,313
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

12. Income Taxes

“Income before provision for income taxes” as shown in the accompanying Consolidated Statements of Income is comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic (a)	$15,515	$44,874	$53,355
Foreign	14,193	13,422	13,366
Total (a)	$29,708	$58,296	$66,721
(a)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.

Components of the “Provision for income taxes” in the accompanying Consolidated Statements of Income consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$2,265	$2,533	$1,393
Foreign	4,418	4,929	4,738
State and local	580	1,137	700
Total current expense	7,263	8,599	6,831
Deferred expense
Federal (a)	1,288	2,157	8,872
Foreign	351	(142)	12
State and local	260	368	704
Total deferred expense (a)	1,899	2,383	9,588
Provision for income taxes (a)	$9,162	$10,982	$16,419
(a)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	3.1	3.1	3.1
Income attributable to non-controlling interests (a)	(9.9)	(10.0)	(10.0)
Subtotal	14.2%	14.1%	14.1%
Non-creditable foreign taxes - non-controlling interest (b) (c)	5.1	2.8	2.7
Non-creditable foreign taxes - RE/MAX Holdings (c) (d)	2.1	1.1	1.2
Foreign derived intangible income deduction (c)	(3.1)	(1.5)	(1.3)
Other permanent differences	2.0	0.7	0.4
Uncertain tax positions (c)	1.9	1.0	0.8
Impact of TRA adjustment on NCI (e)	—	—	0.7
Effect of permanent difference - TRA adjustment (f)	—	—	(2.2)
Valuation allowance recognized on basis step-ups	—	—	9.5
Conversions of acquired C-Corporations to pass-through entities (g)	8.4	—	—
Other (h)	0.2	0.6	(1.3)
	30.8%	18.8%	24.6%

(a)	Given virtually all our income is generated via a pass-through entity of which the non-controlling interest owns approximately 40%, that proportion of our income is not subject to U.S. or state income tax rates.
(b)	Approximately 40% of foreign taxes paid at the RMCO level are attributable to the non-controlling interest. As a result, these taxes are never creditable against the U.S. taxes of Holdings.

(c)	The percentage impact of all these items increased in relation to 2019 because our pre-tax net income decreased in 2020 while the underlying tax or deduction was relatively unchanged.
(d)	While a portion of our foreign taxes are creditable within the U.S., most of the taxes we pay in Canada are not due largely to changes from TCJA (see discussion below).
(e)	Reflects the additional impact of non-controlling interest adjustment being on a larger base of income that includes the gain on reduction in TRA liability.
(f)	Reflects the impact of gain on TRA liability reduction, which is not taxable.
(g)	In 2020, the Company converted wemlo and First from C Corporations to flow-through entities, which triggered taxable gains. These conversions are expected to provide long-term tax benefits, both additional amortization and avoiding double taxation on profits.
(h)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.

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

These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2020	2019
Long-term deferred tax assets
Goodwill, other intangibles and other assets (c)	$41,924	$44,706
Imputed interest deduction pursuant to tax receivable agreements	2,306	2,651
Operating lease liabilities	2,671	1,618
Compensation and benefits	3,237	3,043
Allowance for doubtful accounts	1,429	1,629
Motto contingent liability	1,034	783
Deferred revenue	3,891	3,706
Foreign tax credit carryforward	2,996	1,862
Net operating loss (a)	—	2,641
Other	817	950
Total long-term deferred tax assets (c)	60,305	63,589
Valuation allowance (b)	(6,834)	(7,184)
Total long-term deferred tax assets, net of valuation allowance (c)	53,471	56,405
Long-term deferred tax liabilities
Property and equipment and other long lived assets	(1,577)	(1,494)
Other	(1,682)	(703)
Total long-term deferred tax liabilities	(3,259)	(2,197)
Net long-term deferred tax assets	50,212	54,208
Total deferred tax assets and liabilities (c)	$50,212	$54,208

(a)	The conversion of acquired companies to LLCs resulted in the utilization of these net operating losses in 2020.
(b)	Includes a valuation allowance on deferred tax assets for goodwill and intangibles in the Company’s Western Canada operations, as well as foreign tax credit carryforwards.
(c)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.

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

17. Immaterial Corrections to Prior Period Financial Statements

On July 21, 2021, the Company acquired the operating companies of the North America regions of RE/MAX INTEGRA (“INTEGRA”) converting INTEGRA’s formerly Independent Regions into Company-Owned Regions. In analyzing the purchase accounting with respect to the acquisition of INTEGRA, the Company determined that a portion of the acquisition purchase price was attributable to a loss on the settlement of the pre-existing master franchise agreements in which the pre-acquisition royalty rates paid by INTEGRA were below the current market rate. This is in contrast to prior Independent Region acquisitions where the Company allocated the entire purchase price to acquired assets, primarily goodwill and other identifiable intangible assets. The Company has determined this same conclusion applied to certain other Independent Regions acquired between 2007 and 2017 where the region paid a royalty rate below the market rate as of the acquisition date. In these circumstances, the Company failed to recognize a loss on settlement of the master franchise contract in the year of acquisition, which caused overstated goodwill and identifiable intangible assets and generally overstated levels of intangible asset amortization expense subsequent to acquisition. The control deficiencies that led to these errors were deemed to constitute a material weakness in the Company’s internal control over financial reporting.

Accordingly, management is correcting the relevant consolidated financial statements and related footnotes as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 within these consolidated financial statements. Management has evaluated the materiality of these misstatements based on an analysis of quantitative and qualitative factors and concluded they were not material to the prior period financial statements, individually or in aggregate.

	As of December 31,
	2020		2019
	As previously		As previously
	reported	As adjusted	reported	As adjusted
Franchise agreements, net	$72,196	$69,802	$87,670	$84,691
Goodwill	$175,835	$165,358	$159,038	$148,561
Deferred tax assets, net	$48,855	$50,702	$52,595	$54,501
Total assets	$557,392	$546,368	$542,352	$530,802
Retained earnings	$25,139	$25,628	$30,525	$30,732
Non-controlling interest	$(404,494)	$(416,007)	$(399,510)	$(411,267)
Total stockholders' equity	$112,681	$101,657	$98,376	$86,826

	For the Year Ended December 31,
	2020		2019		2018
	As previously		As previously		As previously
	reported	As adjusted	reported	As adjusted	reported	As adjusted
Depreciation and amortization	$26,691	$26,106	$22,323	$21,792	$20,678	$20,121
Operating income	$38,008	$38,593	$68,439	$68,970	$77,851	$78,408
Income before provision for income taxes	$29,123	$29,708	$57,765	$58,296	$66,164	$66,721
Provision for income taxes	$(9,103)	$(9,162)	$(10,909)	$(10,982)	$(16,342)	$(16,419)
Net income	$20,020	$20,546	$46,856	$47,314	$49,822	$50,302
Less: net income attributable to non-controlling interest	$9,056	$9,296	$21,816	$22,034	$22,939	$23,168
Net income attributable to RE/MAX Holdings, Inc.	$10,964	$11,250	$25,040	$25,280	$26,883	$27,134
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.60	$0.62	$1.41	$1.42	$1.52	$1.53
Net income attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.60	$0.61	$1.40	$1.41	$1.51	$1.53

18. Segment Information

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

The following table presents revenue from external customers by segment (in thousands):

	Year Ended December 31,
	2020	2019	2018
Continuing franchise fees (a)	$84,863	$95,854	$98,828
Annual dues	35,075	35,409	35,894
Broker fees	50,028	45,990	46,871
Franchise sales and other revenue	20,826	22,383	22,911
Total Real Estate	190,792	199,636	204,504
Continuing franchise fees	5,354	4,074	2,276
Franchise sales and other revenue	1,256	468	260
Total Mortgage	6,610	4,542	2,536
Marketing Funds fees (a)	64,402	72,299	—
Other	4,197	5,816	5,586
Total revenue	$266,001	$282,293	$212,626

(a)	During the year ended December 31, 2020, Continuing franchise fees and Marketing Funds fees declined primarily due to the temporary COVID-19 related financial support programs offered to franchisees.

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Adjusted EBITDA: Real Estate	$96,079	$106,810	$108,669
Adjusted EBITDA: Mortgage	(2,255)	(2,709)	(3,436)
Adjusted EBITDA: Other	(1,266)	(586)	(917)
Adjusted EBITDA: Consolidated	92,558	103,515	104,316
Gain (loss) on sale or disposition of assets, net	(503)	(342)	139
Impairment charge - leased assets (a)	(7,902)	—	—
Equity-based compensation expense	(16,267)	(10,934)	(9,176)
Acquisition-related expense (b)	(2,375)	(1,127)	(1,634)
Gain on reduction in tax receivable agreement liability (c)	—	—	6,145
Special Committee investigation and remediation expense (d)	—	—	(2,862)
Fair value adjustments to contingent consideration (e)	(814)	(241)	1,289
Interest income	340	1,446	676
Interest expense	(9,223)	(12,229)	(12,051)
Depreciation and amortization (f)	(26,106)	(21,792)	(20,121)
Income before provision for income taxes (f)	$29,708	$58,296	$66,721

(a)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building. See Note 3, Leases, for additional information.
(b)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the acquisition and integration of acquired companies.
(c)	Gain on reduction in tax receivable agreement liability is a result of the Tax Cuts and Jobs Act enacted in December 2017 and further clarified in 2018. See Note 12, Income Taxes, for additional information.
(d)	Special Committee investigation and remediation expense relates to costs incurred in relation to the previously disclosed investigation by the special committee of independent directors of actions of certain members of our senior management and the implementation of the remediation plan.
(e)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 11, Fair Value Measurements for additional information.
(f)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.

The following table presents total assets of the Company’s segments (in thousands):

	As of December 31,
	2020	2019
Real Estate (a)	$462,036	$462,095
Marketing Funds	48,728	41,090
Mortgage	32,248	20,161
Other	3,356	7,456
Total assets	$546,368	$530,802

(a)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 17, Immaterial Corrections to Prior Period Financial Statements for additional information.

Virtually all long-lived assets are within the United States.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. At the time our Original Report was filed with the SEC, our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2020 our disclosure controls and procedures were effective. However, due to the material weakness in our internal control over financial reporting described below, our Principal Executive Officer and Principal Financial Officer have now concluded that as of December 31, 2020 our disclosure controls and procedures were not effective and had not been effective in prior periods.

Notwithstanding the material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020, using the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the Report of Management on Internal Control over Financial Reporting included in our Original Report, management, including our Principal Executive Officer and Principal Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2020. Subsequent to that conclusion, our management determined the following control deficiencies existed as of December 31, 2020.

Management identified ineffective controls over failure to consult with appropriate internal subject matter experts when evaluating the market value for re-acquired franchise rights in acquisitions of previous Independent Regions beginning in 2007, as well as ineffective controls over the review of certain inputs used in the valuation of intangible assets. These ineffective controls were due to an ineffective risk assessment process to sufficiently identify and assess all financial reporting risks related to purchase accounting for acquisitions of previous Independent Regions and resulted in errors in purchase accounting for certain of the acquisitions. These errors resulted in immaterial misstatements to our consolidated financial statements for the periods presented that were corrected in current and prior periods as discussed in Note 17, Immaterial Corrections to Prior Period Financial Statements.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and, therefore, management has concluded that a material weakness existed as of December 31, 2020. Management has concluded that as a result of this material weakness, our internal control over financial reporting was not effective as of December 31, 2020. Accordingly, we have reissued our Report of Management on Internal Control over Financial Reporting.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which is included in Item 8 of this Annual Report on Form 10-K/A.

Remediation Plans

To remediate the material weakness in internal control over financial reporting, we will augment our risk assessment process related to accounting for acquisitions and implement additional controls in connection with the acquisition of Independent Regions. These additional controls will then be tested in order to validate that the material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Except as related to the material weakness described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this Item 10 is included in our definitive proxy statement for our 2021 annual meeting of stockholders filed with the SEC on April 15, 2021 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the Proxy Statement and is incorporated herein by reference.

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

The remaining information required by this Item 12 is included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K/A:

●	Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019
●	Consolidated Statements of Income for the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018
●	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018
●	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2020
●	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

Separate financial statement schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.

3.	Exhibits

The exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

ITEM 16. FORM 10-K/A SUMMARY

None.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-36101	2/21/2020	4.2
10.1	2013 Omnibus Incentive Plan and related documents.†	S-8	333-191519	10/1/2013	4.2
10.2	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.3	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.4	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.5	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-K	001-36101	2/21/2020	10.5
10.6	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.7	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12
10.8	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.†	S-1	333-190699	9/27/2013	10.3
10.9	Form of Time-Based Restricted Stock Unit Award.†	10-K	333-190699	2/24/2017	10.11

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.10	Form of Time-Based Restricted Stock Unit Award.† **	10-K	011-36101	2/25/2021	10.10
10.11	Form of Performance-Based Restricted Stock Unit Award.†	10-K	011-36101	2/22/2019	10.12
10.12	Form of Performance-Based Restricted Stock Unit Award. † **	10-K	011-36101	2/25/2021	10.12
10.13	Form of Restricted Stock Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.15
10.14	Form of Restricted Stock Award (General).†	S-1	333-190699	9/27/2013	10.16
10.15	Form of Stock Option Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.17
10.16	Form of Stock Option Award (General).†	S-1	333-190699	9/27/2013	10.18
10.17	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC	10-Q	001-36101	8/7/2015	10.3
10.18	Joinder, dated October 4, 2018, among RE/MAX Holdings, Inc., Oberndorf Investments LLC and Parallaxes Capital Opportunities fund I LP	10-K	001-36101	2/22/2019	10.18
10.19	Joinder, dated December 19, 2018, among RE/MAX Holdings, Inc., Parallaxes Capital Opportunities Fund I LP and Parallaxes Rain Co-Investment, LLC	10-K	001-36101	2/22/2019	10.19
10.20	Amended and Restated Credit Agreement, dated as of December 15, 2016, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*	8-K	001-36101	12/21/2016	10.1
10.21	Consent and Waiver, dated November 14, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	11/15/17	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.22	Second Consent and Waiver, dated December 19, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	12/26/17	10.1
10.23	Equity Purchase Agreement, dated January 1, 2019, by and between RADF, LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.23
10.24	Asset Purchase Agreement, dated January 1, 2019, by and between RE/MAX Texas Ad Fund, Inc.	10-K	001-36101	2/22/2019	10.24
10.25	Share Purchase Agreement, dated January 1, 2019, by and between RE/MAX of Western Canada (1998), LLC and David Liniger	10-K	001-36101	2/22/2019	10.25
10.26	Share Purchase Agreement, dated January 1, 2019, by and between Motto Franchising, LLC and David Liniger	10-K	001-36101	2/22/2019	10.26
10.27	Severance Pay Benefit Plan	8-K	001-36101	4/11/2019	10.1
21.1	List of Subsidiaries **	10-K	001-36101	2/25/2021	21.1
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney **	10-K	001-36101	2/25/2021	24.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
101

The following materials from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) related notes

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

** Filed with the original filing of the Annual Report on Form 10-K on February 25, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc.
(Registrant)

Date: December 21, 2021	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2021	By:	/s/ Karri R. Callahan
Karri R. Callahan
Chief Financial Officer
(Principal Financial Officer)

Date: December 21, 2021	By:	/s/ Brett A. Ritchie
Brett A. Ritchie
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam M. Contos	Director and Chief Executive Officer	December 21, 2021
Adam M. Contos	(Principal Executive Officer)

/s/ Karri R. Callahan	Chief Financial Officer	December 21, 2021
Karri R. Callahan	(Principal Financial Officer)

/s/ Brett A. Ritchie	Chief Accounting Officer	December 21, 2021
Brett A. Ritchie	(Principal Accounting Officer)

*	Chairman and Co-Founder	December 21, 2021
David L. Liniger

*	Vice Chair and Co-Founder	December 21, 2021
Gail A. Liniger

*	Director	December 21, 2021
Kathleen J. Cunningham

*	Director	December 21, 2021
Roger J. Dow

*	Director	December 21, 2021
Ronald E. Harrison

*	Director	December 21, 2021
Christine M. Riordan

*	Director	December 21, 2021
Joseph A. DeSplinter

*	Director	December 21, 2021
Teresa S. Van De Bogart

*	Director	December 21, 2021
Laura G. Kelly

*	Director	December 21, 2021
Stephen P. Joyce

*By: /s/ Karri R. Callahan		December 21, 2021
Karri R. Callahan
Pursuant to Power of Attorney