Form 10-Q
period 2021-09-30
RE/MAX Holdings, Inc.
filed 2021-12-21
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021.

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

On October 31, 2021, there were 18,891,871 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$119,446	$101,355
Restricted cash	25,150	19,872
Accounts and notes receivable, current portion, less allowances of $10,581 and $11,724, respectively	35,295	29,985
Income taxes receivable	2,459	1,222
Other current assets	19,248	13,938
Total current assets	201,598	166,372
Property and equipment, net of accumulated depreciation of $16,017 and $14,731, respectively	12,455	7,872
Operating lease right of use assets	36,555	38,878
Franchise agreements, net	153,666	69,802
Other intangible assets, net	33,719	29,969
Goodwill	268,390	165,358
Deferred tax assets, net	52,714	50,702
Income taxes receivable, net of current portion	1,980	1,980
Other assets, net of current portion	18,102	15,435
Total assets	$779,179	$546,368
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,895	$2,108
Accrued liabilities	91,193	68,571
Income taxes payable	5,581	9,579
Deferred revenue	25,196	25,282
Current portion of debt	4,600	2,428
Current portion of payable pursuant to tax receivable agreements	3,590	3,590
Operating lease liabilities	6,045	5,687
Total current liabilities	141,100	117,245
Debt, net of current portion	448,390	221,137
Payable pursuant to tax receivable agreements, net of current portion	29,974	29,974
Deferred tax liabilities, net	20,619	490
Deferred revenue, net of current portion	18,356	19,864
Operating lease liabilities, net of current portion	46,614	50,279
Other liabilities, net of current portion	7,945	5,722
Total liabilities	712,998	444,711
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,806,194 and 18,390,691 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	510,424	491,422
Retained earnings (accumulated deficit)	(6,585)	25,628
Accumulated other comprehensive income, net of tax	639	612
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	504,480	517,664
Non-controlling interest	(438,299)	(416,007)
Total stockholders' equity	66,181	101,657
Total liabilities and stockholders' equity	$779,179	$546,368

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Continuing franchise fees	$32,464	$24,339	$84,793	$65,220
Annual dues	8,967	8,638	26,508	26,304
Broker fees	19,245	15,457	48,651	35,327
Marketing Funds fees	23,269	17,290	59,456	46,577
Franchise sales and other revenue	7,052	5,349	21,130	20,124
Total revenue	90,997	71,073	240,538	193,552
Operating expenses:
Selling, operating and administrative expenses	51,099	28,216	133,591	88,241
Marketing Funds expenses	23,269	17,290	59,456	46,577
Depreciation and amortization	8,582	6,730	22,236	19,154
Settlement and impairment charges	45,623	7,902	45,623	7,902
Total operating expenses	128,573	60,138	260,906	161,874
Operating income (loss)	(37,576)	10,935	(20,368)	31,678
Other expenses, net:
Interest expense	(3,315)	(2,159)	(7,537)	(7,028)
Interest income	19	25	201	328
Foreign currency transaction gains (losses)	(435)	94	(818)	(75)
Loss on early extinguishment of debt	(264)	—	(264)	—
Total other expenses, net	(3,995)	(2,040)	(8,418)	(6,775)
Income (loss) before provision for income taxes	(41,571)	8,895	(28,786)	24,903
Provision for income taxes	(792)	(2,057)	(1,454)	(6,584)
Net income (loss)	$(42,363)	$6,838	$(30,240)	$18,319
Less: net income (loss) attributable to non-controlling interest	(17,214)	3,221	(11,515)	8,436
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(25,149)	$3,617	$(18,725)	$9,883

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(1.34)	$0.20	$(1.00)	$0.55
Diluted	$(1.34)	$0.20	$(1.00)	$0.54
Weighted average shares of Class A common stock outstanding
Basic	18,739,564	18,196,454	18,651,858	18,098,227
Diluted	18,739,564	18,368,051	18,651,858	18,182,856
Cash dividends declared per share of Class A common stock	$0.23	$0.22	$0.69	$0.66

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(42,363)	$6,838	$(30,240)	$18,319
Change in cumulative translation adjustment	(256)	70	30	(43)
Other comprehensive income (loss), net of tax	(256)	70	30	(43)
Comprehensive income (loss)	(42,619)	6,908	(30,210)	18,276
Less: comprehensive income (loss) attributable to non-controlling interest	(17,346)	3,255	(11,512)	8,331
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$(25,273)	$3,653	$(18,698)	$9,945

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2021	18,390,691	$2	1	$—	$491,422	$25,628	$612	$(416,007)	$101,657
Net income (loss)	—	—	—	—	—	1,163	—	600	1,763
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	459,330	—	—	—	12,679	(472)	—	—	12,207
Dividends to Class A common stockholders	—	—	—	—	—	(4,326)	—	—	(4,326)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	41	38	79
Payroll taxes related to net settled restricted stock units	(130,773)	—	—	—	(5,291)	—	—	—	(5,291)
Balances, March 31, 2021	18,719,248	2	1	—	498,810	21,993	653	(418,258)	103,200
Net income (loss)	—	—	—	—	—	5,261	—	5,099	10,360
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,110)	(4,110)
Equity-based compensation expense and dividend equivalents	640	—	—	—	4,615	—	—	—	4,615
Dividends to Class A common stockholders	—	—	—	—	—	(4,345)	—	—	(4,345)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	110	97	207
Payroll taxes related to net settled restricted stock units	(223)	—	—	—	(7)	—	—	—	(7)
Other	—	—	—	—	12	—	—	—	12
Balances, June 30, 2021	18,719,665	$2	1	$—	$503,430	$22,909	$763	$(417,172)	$109,932
Net income (loss)	—	—	—	—	—	(25,149)	—	(17,214)	(42,363)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(3,781)	(3,781)
Equity-based compensation expense and dividend equivalents	87,428	—	—	—	7,004	—	—	—	7,004
Dividends to Class A common stockholders	—	—	—	—	—	(4,345)	—	—	(4,345)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(124)	(132)	(256)
Payroll taxes related to net settled restricted stock units	(899)	—	—	—	(31)	—	—	—	(31)
Other	—	—	—	—	21	—	—	—	21
Balances, September 30, 2021	18,806,194	2	1	—	510,424	(6,585)	639	(438,299)	66,181

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2020	17,838,233	$2	1	$—	$466,945	$30,732	$414	$(411,267)	$86,826
Net income (loss)	—	—	—	—	—	2,714	—	2,724	5,438
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,777)	(2,777)
Equity-based compensation expense and dividend equivalents	368,375	—	—	—	5,962	(289)	—	—	5,673
Dividends to Class A common stockholders	—	—	—	—	—	(3,986)	—	—	(3,986)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(36)	(194)	(230)
Payroll taxes related to net settled restricted stock units	(82,645)	—	—	—	(2,268)	—	—	—	(2,268)
Balances, March 31, 2020	18,123,963	2	1	—	470,639	29,171	378	(411,514)	88,676
Net income (loss)	—	—	—	—	—	3,552	—	2,491	6,043
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,789)	(2,789)
Equity-based compensation expense and dividend equivalents	—	—	—	—	2,812	—	—	—	2,812
Dividends to Class A common stockholders	—	—	—	—	—	(3,987)	—	—	(3,987)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	62	55	117
Other	—	—	—	—	—	2	—	—	2
Balances, June 30, 2020	18,123,963	$2	1	$—	$473,451	$28,738	$440	$(411,757)	$90,874
Net income (loss)	—	—	—	—	—	3,617	—	3,221	6,838
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(5,000)	(5,000)
Equity-based compensation expense and dividend equivalents	—	—	—	—	3,413	—	—	—	3,413
Dividends to Class A common stockholders	—	—	—	—	—	(3,988)	—	—	(3,988)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	36	34	70
Acquisitions	248,171	—	—	—	8,800	—	—	—	8,800
Other	—	—	—	—	—	1	—	—	1
Balances, September 30, 2020	18,372,134	2	1	—	485,664	28,368	476	(413,502)	101,008

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(30,240)	$18,319
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,236	19,154
Impairment charge - leased assets	—	7,902
Impairment charge - goodwill	5,123	—
Bad debt expense	(208)	4,024
Loss on early extinguishment of debt	264	—
Equity-based compensation expense	27,315	8,347
Deferred income tax expense (benefit)	(1,869)	1,889
Fair value adjustments to contingent consideration	330	(105)
Non-cash lease expense (benefit)	(984)	—
Other, net	453	209
Changes in operating assets and liabilities	(5,776)	(16,268)
Net cash provided by operating activities	16,644	43,471
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(12,069)	(4,575)
Acquisitions, net of cash, cash equivalents and restricted cash acquired of $14.1 million and $0.9 million, respectively	(180,402)	(10,627)
Net cash used in investing activities	(192,471)	(15,202)
Cash flows from financing activities:
Proceeds from the issuance of debt	458,850	—
Payments on debt	(226,240)	(1,986)
Capitalized debt amendment costs	(3,871)	—
Distributions paid to non-controlling unitholders	(10,780)	(10,566)
Dividends and dividend equivalents paid to Class A common stockholders	(13,488)	(12,250)
Payments related to tax withholding for share-based compensation	(5,329)	(2,268)
Net cash provided by (used in) financing activities	199,142	(27,070)
Effect of exchange rate changes on cash	54	(30)
Net increase in cash, cash equivalents and restricted cash	23,369	1,169
Cash, cash equivalents and restricted cash, beginning of period	121,227	103,601
Cash, cash equivalents and restricted cash, end of period	$144,596	$104,770
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,962	$6,638
Net cash paid for income taxes	$11,452	$3,963
Schedule of non-cash investing activities:
Class A shares issued as consideration for acquisitions	$—	$8,800

See accompanying notes to unaudited condensed consolidated financial statements.

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries, including RMCO, LLC (“RMCO”), are referred to hereinafter as the “Company.”

The Company is a franchisor in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). RE/MAX, founded in 1973, has nearly 140,000 agents operating in over 8,000 offices and a presence in more than 110 countries and territories. Motto, founded in 2016, is the first nationally franchised mortgage brokerage in the U.S. RE/MAX and Motto are 100% franchised—the Company does not own any of the brokerages that operate under these brands. On July 21, 2021, the Company acquired the operating companies of the North America regions of RE/MAX INTEGRA (“INTEGRA NA” or “INTEGRA”) converting INTEGRA’s formerly Independent Regions into Company-Owned Regions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2020, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2021 and the results of its operations and comprehensive income (loss), cash flows and changes in its stockholders’ equity for the three and nine months ended September 30, 2021 and 2020. Interim results may not be indicative of full-year performance.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020 (“2020 Amendment No. 1 to Annual Report on Form 10-K/A”), filed with the Securities and Exchange Commission (“SEC”) on December 21, 2021. Please refer to that document for a fuller discussion of all significant accounting policies.

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

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s major streams of revenue are:

●	Continuing franchise fees, which are fixed contractual fees paid monthly by RE/MAX or Motto franchisees or Independent Region sub-franchisors based on the number of RE/MAX agents or Motto franchisees based on the number of offices.
●	Annual dues, which are fees charged directly to RE/MAX agents.

●	Broker fees, which are fees on real estate commissions when a RE/MAX agent assists a consumer to buy or sell a home.
●	Marketing Funds fees, which are fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents or Motto franchisees based on the number of offices.
●	Franchise sales and other revenue, which consist of fees from initial sales of RE/MAX and Motto franchises, renewals of RE/MAX franchises and master franchise fees, as well as technology and data services subscription revenue, loan processing revenue, preferred marketing arrangements, approved supplier programs and event-based revenue from training and other programs.

Annual Dues

The activity in the Company’s deferred revenue for annual dues consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized (a)	Balance at end of period
Nine Months Ended September 30, 2021	$14,539	$27,246	$(26,508)	$15,277

(a)	Revenue recognized related to the beginning balance was $12.9 million for the nine months ended September 30, 2021, respectively.

Franchise Sales

The activity in the Company’s franchise sales deferred revenue accounts consists of the following (in thousands):

	Balance at beginning of period	New billings	Revenue recognized (a)	Balance at end of period
Nine Months Ended September 30, 2021	$25,069	$6,933	$(6,651)	$25,351
(a)	Revenue recognized related to the beginning balance was $6.0 million for the nine months ended September 30, 2021, respectively.

Commissions Related to Franchise Sales

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at beginning of period	Expense recognized	Additions to contract cost for new activity	Balance at end of period
Nine Months Ended September 30, 2021	$3,690	$(1,013)	$1,135	$3,812

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, and by geographical area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
U.S. Company-Owned Regions (a)	$42,922	$35,286	$113,081	$91,375
U.S. Independent Regions (a)	2,592	3,604	9,610	9,767
Canada Company-Owned Regions (a)	8,889	3,579	17,243	9,119
Canada Independent Regions (a)	1,258	2,090	5,827	6,162
Global	2,967	2,335	8,462	6,679
Fee revenue (b)	58,628	46,894	154,223	123,102
Franchise sales and other revenue (c)	5,995	4,058	17,845	16,126
Total Real Estate	64,623	50,952	172,068	139,228
U.S.	18,471	15,701	51,012	41,948
Canada	4,541	1,405	7,702	4,075
Global	257	184	742	554
Total Marketing Funds	23,269	17,290	59,456	46,577
Mortgage (d)	2,620	1,906	7,353	4,434
Other (d)	485	925	1,661	3,313
Total	$90,997	$71,073	$240,538	$193,552
(a)	On July 21, 2021, the Company acquired the operating companies of the North America regions of RE/MAX INTEGRA. Fee revenue from these regions were previously recognized in the U.S. and Canada Independent Regions. See Note 5, Acquisitions, for information related to this transaction.
(b)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(c)	Franchise sales and other revenue is derived primarily within the U.S.
(d)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter	Total
Annual dues	$7,146	$8,131	$—	$—	$—	$—	$—	$15,277
Franchise sales	1,850	6,646	5,295	4,078	2,812	1,509	3,161	25,351
Total	$8,996	$14,777	$5,295	$4,078	$2,812	$1,509	$3,161	$40,628

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$119,446	$101,355
Restricted cash	25,150	19,872
Total cash, cash equivalents and restricted cash	$144,596	$121,227

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs. These services primarily comprise (a) building and maintaining agent marketing technology, including customer relationship management tools, the www.remax.com website, agent, office and team websites, and mobile apps, (b) dedicated employees focused on marketing campaigns, and (c) various administrative services including customer support of technology, accounting and legal. Because these costs are ultimately paid by the Marketing Funds, they do not impact the net income (loss) of Holdings as the Marketing Funds have no reported net income (loss).

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Technology - operating	$3,213	$2,721	$10,046	$9,414
Technology - capital	243	104	647	864
Marketing staff and administrative services	1,725	988	4,032	3,199
Total	$5,181	$3,813	$14,725	$13,477

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

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the new Canadian entity for INTEGRA. The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through Foreign currency transaction gains (losses) along with the related derivative contracts.

As of September 30, 2021, the Company had an aggregate U.S. dollar equivalent of $58.5 million notional amount of Canadian dollar forward contracts to hedge these exposures.

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

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	September 30, 2021		December 31, 2020
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.0%	12,559,600	40.6%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,806,194	60.0%	18,390,691	59.4%
Total common units in RMCO	31,365,794	100.0%	30,950,291	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to calculate the “Net income (loss) attributable to RE/MAX Holdings, Inc.” A reconciliation of “Income (loss) before provision for income taxes” to “Net income (loss) attributable to RE/MAX Holdings, Inc.” and “Net Income (loss) attributable to non-controlling interest” in the accompanying Condensed Consolidated Statements of Income (Loss) for the periods indicated is detailed as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2021			2020 (d)
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.8%	40.2%	100.0%	59.2%	40.8%	100.0
Income (loss) before provision for income taxes(a)	$(24,836)	$(16,735)	$(41,571)	$5,212	$3,683	$8,895
(Provision) / benefit for income taxes(b)(c)	(313)	(479)	(792)	(1,595)	(462)	(2,057)
Net income (loss)	$(25,149)	$(17,214)	$(42,363)	$3,617	$3,221	$6,838

	Nine Months Ended September 30,
	2021			2020 (d)
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.8%	40.2%	100.0%	59.0%	41.0%	100.0
Income (loss) before provision for income taxes(a)	$(17,208)	$(11,578)	$(28,786)	$14,836	$10,067	$24,903
(Provision) / benefit for income taxes(b)(c)	(1,517)	63	(1,454)	(4,953)	(1,631)	(6,584)
Net income (loss)	$(18,725)	$(11,515)	$(30,240)	$9,883	$8,436	$18,319
(a)	The weighted average ownership percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain relatively insignificant items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income (loss) from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.

(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes incurred by RMCO and its subsidiaries (both foreign taxes and taxes from non-flow through subsidiaries). Otherwise, because RMCO is a flow-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest. Amounts shown for the nine months ended September 30, 2021 include a reversal of an uncertain tax position, the majority of which was allocated to the non-controlling interest (see Note 10, Income Taxes for additional information).
(d)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 13, Immaterial Corrections to Prior Period Financial Statements for additional information.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Tax and other distributions	$2,113	$2,277
Dividend distributions	8,667	8,289
Total distributions to non-controlling unitholders	$10,780	$10,566

4. Earnings (Loss) Per Share and Dividends

Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020 (b)	2021	2020 (b)
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(25,149)	$3,617	$(18,725)	$9,883
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,739,564	18,196,454	18,651,858	18,098,227
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,739,564	18,196,454	18,651,858	18,098,227
Add dilutive effect of the following:
Restricted stock (a)	—	171,597	—	84,629
Weighted average shares of Class A common stock outstanding, diluted	18,739,564	18,368,051	18,651,858	18,182,856
Earnings per share of Class A common stock
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$(1.34)	$0.20	$(1.00)	$0.55
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$(1.34)	$0.20	$(1.00)	$0.54
(a)	As the Company had a net loss for the three and nine months ended September 30, 2021, these shares would have been considered anti-dilutive and therefore there is no effect on the weighted average shares of Class A common stock outstanding EPS calculation.
(b)	Prior year amounts and per share amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 13, Immaterial Corrections to Prior Period Financial Statements for additional information.

Outstanding Class B common stock does not share in the earnings of Holdings and is therefore not a participating security. Accordingly, basic and diluted net income (loss) per share of Class B common stock has not been presented.

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Nine Months Ended September 30,
	2021				2020
Quarter end declared	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to Non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to Non-controlling unitholders
March 31	March 17, 2021	$0.23	$4,326	$2,889	March 18, 2020	$0.22	$3,986	$2,763
June 30	June 2, 2021	0.23	4,345	2,889	June 2, 2020	0.22	3,987	2,763
September 30	August 31, 2021	0.23	4,345	2,889	September 2, 2020	0.22	3,988	2,763
		$0.69	$13,016	$8,667		$0.66	$11,961	$8,289

On November 3, 2021, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on December 1, 2021 to stockholders of record at the close of business on November 17, 2021.

5. Acquisitions

RE/MAX INTEGRA North America Regions Acquisition

On July 21, 2021, the Company acquired the operating companies of the North America regions of INTEGRA whose territories cover five Canadian provinces (New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, and Prince Edward Island) and nine U.S. states (Connecticut, Indiana, Maine, Massachusetts, Minnesota, New Hampshire, Rhode Island, Vermont and Wisconsin) for cash consideration of approximately $235.0 million. The Company acquired these companies in order to convert these formerly Independent Regions into Company-Owned Regions, advance its ability to scale, deliver value to its affiliates and recapture the value differential of more than 19,000 agents (approximately 12,000 in Canada and 7,000 in the U.S.). The Company funded the acquisition by refinancing its Senior Secured Credit Facility (See Note 8, Debt) and using cash from operations.

The Company allocated $40.5 million of the purchase price to a loss on the pre-existing master franchise agreements with INTEGRA which were effectively settled with the acquisition. The loss represents the fair value of the difference between the historical contractual royalty rates paid by INTEGRA and the current market rate. The loss is recorded in “Settlement and impairment charges” in the accompanying Condensed Consolidated Statements of Income (Loss).

For the three and nine months ended September 30, 2021, INTEGRA contributed incremental revenues of $11.5 million.

The following table summarizes the preliminary allocation of the purchase price (net of settlement loss) to the fair value of assets acquired and liabilities assumed for the acquisition (in thousands):

Cash and cash equivalents and restricted cash	$14,098
Accounts and notes receivable, net	6,610
Income taxes receivable	494
Other current assets	683
Property and equipment, net of accumulated depreciation	63
Franchise agreements (a)	96,550
Other intangible assets, net (a)	9,000
Other assets, net of current portion	1,930
Goodwill (c)	108,269
Accounts payable	(3,409)
Accrued liabilities	(14,012)
Income taxes payable	(2,900)
Deferred revenue	(824)
Deferred tax liabilities, net	(20,152)
Other liabilities, net of current portion	(1,900)
Total purchase price allocated to assets and liabilities	194,500
Loss on contract settlement	40,500
Total consideration	$235,000

(a)	The Company expects to amortize the acquired Franchise agreements over a weighted average useful life of approximately 12 years and the non-compete agreements included in Other intangible assets, net over a useful life of 5 years using the straight-line method.
(b)	The Company expects 50% of the goodwill in Canada but none in the U.S. to be deductible for tax purposes.

The amounts above are preliminary as the Company has not yet finalized its valuation of the loss on contract settlement, intangible assets and goodwill with its third-party valuation firm. Evaluation of all tax matters remains preliminary as well, including deferred taxes and uncertain tax positions.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisitions of INTEGRA had occurred on January 1, 2020. The pro forma information presented below is for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future (in thousands).

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Total revenue	$93,809	$81,943	$267,326	$226,161
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(25,059)	$2,202	$(19,325)	$6,280

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

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of September 30, 2021			As of December 31, 2020
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.6	$272,028	$(118,362)	$153,666	$176,354	$(106,552)	$69,802
Other intangible assets:
Software (a)	4.4	$49,119	$(27,012)	$22,107	$44,389	$(18,926)	$25,463
Trademarks	8.3	2,352	(1,471)	881	2,325	(1,274)	1,051
Non-compete agreements	5.0	12,897	(3,868)	9,029	3,920	(2,814)	1,106
Training materials	5.0	2,400	(1,480)	920	2,400	(1,120)	1,280
Other	5.3	1,670	(888)	782	1,670	(601)	1,069
Total other intangible assets	4.7	$68,438	$(34,719)	$33,719	$54,704	$(24,735)	$29,969

(a)	As of September 30, 2021 and December 31, 2020, capitalized software development costs of $3.5 million and $1.4 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $7.9 million and $6.3 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense was $20.6 million and $17.8 million for the nine months ended September 30, 2021 and 2020. The prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 13, Immaterial Corrections to Prior Period Financial Statements for additional information.

The estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

As of September 30, 2021
Remainder of 2021	$8,749
2022	32,598
2023	28,011
2024	24,569
2025	20,163
Thereafter	73,295
$187,385

The following table presents changes to goodwill by reportable segment (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2021	$146,725	$18,633	$165,358
Purchase price adjustments	133	—	133
Goodwill recognized from acquisitions	108,269	—	108,269
Impairment charge	(5,123)	—	(5,123)
Effect of changes in foreign currency exchange rates	(247)	—	(247)
Balance, September 30, 2021	$249,757	$18,633	$268,390

Impairment charge - goodwill

We assess goodwill for impairment at least annually or whenever an event occurs, or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results.

During the third quarter of 2021, the Company identified impairment indicators associated with its First Leads, Inc. (“First”) reporting unit in the Real Estate segment, primarily lower than expected adoption rates of the technology in the third quarter and lower expected adoption rates estimated for the fourth quarter. This also resulted in a downward revision to the long-term adoption rate, which is a significant input in calculating the fair value of the reporting unit. Because of this, the Company performed an interim impairment test on the goodwill at its First reporting unit, as of August 31, 2021, using a discounted cash flow method. As a result of this impairment test, the Company recorded a non-cash impairment charge of $5.1 million, recorded in “Settlement and impairment charges” in the accompanying Condensed Consolidated Statements of Income (Loss).

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Marketing Funds (a)	$58,481	$48,452
Accrued payroll and related employee costs	18,370	10,692
Accrued taxes	1,712	2,491
Accrued professional fees	4,232	1,806
Other	8,398	5,130
	$91,193	$68,571

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information.

8. Debt

Debt, net of current portion, consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Senior Secured Credit Facility	$458,850	$225,013
Other long-term financing	—	78
Less unamortized debt issuance costs	(4,329)	(882)
Less unamortized debt discount costs	(1,531)	(644)
Less current portion	(4,600)	(2,428)
	$448,390	$221,137

Maturities of debt are as follows (in thousands):

As of September 30, 2021
Remainder of 2021	$1,150
2022	4,600
2023	4,600
2024	4,600
2025	4,600
Thereafter	439,300
$458,850

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its Senior Secured Credit Facility to fund the acquisition of INTEGRA and refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility which must be repaid on July 21, 2026. The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans at $1.2 million per quarter.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. As of September 30, 2021, the interest rate on the term loan facility was 3.0%.

A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit. As of the date of this report, no amounts were drawn on the revolving line of credit.

9. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the 2020 Amendment No. 1 to Annual Report on Form 10-K/A.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of September 30, 2021				As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration (a)	$5,200	$—	$—	$5,200	$4,750	$—	$—	$4,750
Gadberry contingent consideration (a)	1,470	—	—	1,470	1,590	—	—	1,590
Contingent consideration (a)	$6,670	$—	$—	$6,670	$6,340	$—	$—	$6,340
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 70 and 80 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales would decrease the liability by $0.2 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.1 million. As of September 30, 2021, contingent consideration also includes an amount recognized in connection with the acquisition of Gadberry (see Note 6, Acquisitions, for more information on this acquisition). The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2021	$6,340
Fair value adjustments	330
Balance at September 30, 2021	$6,670

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$452,990	$457,129	$223,487	$223,887

10. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate, except for the loss on settlement of the pre-existing master franchise contracts of $40.5 million (as discussed in Note 5, Acquisitions), which was evaluated discretely. This loss has no tax provision under GAAP; hence, the year-to-date tax provision is an expense (as opposed to a benefit) for the nine months ended September 30, 2021, even though the Company has a pre-tax year-to-date loss.

Uncertain Tax Positions

The company has recognized uncertain tax position liabilities and related tax expense for certain foreign tax matters, along with a receivable for amounts of such foreign taxes expected to be creditable in the U.S. Based upon the settlement of certain of these matters, the Company adjusted its liability to reflect the amounts ultimately paid during the three months ended June 30, 2021. This resulted in a reduction to income tax expense of $1.4 million (including interest and penalties) in the Condensed Consolidated Statements of Income (Loss) for the three months ended June 30, 2021.

During the three months ended September 30, 2021 and in connection with the INTEGRA acquisition, the Company assumed an uncertain tax position related to certain U.S. tax matters and also recorded a largely offsetting related indemnification asset. See Note 5 for further details.

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

A reconciliation of the beginning and ending amount, excluding interest and penalties is as follows:

	As of September 30,
	2021	2020
Balance, January 1	$5,300	$4,810
Increases related to prior period tax positions	96	338
Decrease related to prior year tax positions	(815)	—
Increase related to tax positions from acquired companies	1,587	—
Settlements	(3,776)	—
Foreign currency transaction gains/losses	351	—
Balance, September 30	$2,743	$5,148

Of the Company’s remaining uncertain tax positions, $1.9 million have a reasonable possibility of being settled within the next 12 months.

11. Equity-Based Compensation

Employee equity-based compensation expense under the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “Incentive Plan”), net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expense from time-based awards (a)(b)	$3,756	$3,040	$17,321	$7,535
Expense from performance-based awards (a)(c)	3,188	374	4,855	844
Expense from bonus to be settled in shares (d)	2,064	—	5,139	—
Equity-based compensation capitalized	—	—	—	(32)
Equity-based compensation expense	$9,008	$3,414	$27,315	$8,347
(a)	Includes awards granted to booj, First, wemlo and Gadberry employees and former owners at the time of acquisition.
(b)	During the nine months ended September 30, 2021, the Company recognized $5.5 million of expense as a result of the acceleration of significant grants that were issued to two employees of an acquired company who departed during the first quarter of 2021.
(c)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. The acquisition of INTEGRA significantly increased the expected performance against the revenue performance condition resulting in an increase in expense for those awards.
(d)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2021	1,018,008	$36.74
Granted	268,858	$39.16
Shares vested (including tax withholding) (a)	(498,446)	$37.78
Forfeited	(20,545)	$38.05
Balance, September 30, 2021	767,875	$36.88

(a)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of September 30, 2021, there was $17.6 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.6 years.

Performance-based Restricted Stock

As discussed in more detail in the Company’s Amendment No.1 to Annual Report on Form 10-K/A, the Company has historically issued performance-based restricted stock awards (PSUs) that contained revenue performance targets and relative total shareholder return (rTSR) targets, both measured over a 3-year performance period. In 2021, the Company changed the structure of its PSUs by issuing awards with only a revenue target and eliminated the rTSR component. Additionally, the revenue target is being measured over three distinct 1-year performance periods, with the target determined near the beginning of each performance period. As a result, the target for 2021 has been determined but will be determined subsequently for 2022 and 2023. These awards cliff-vest at the end of a 3-year period, although the amount of shares that may be earned is fixed after each 1-year performance period ends and performance against target for that period is measured. As with prior revenue performance awards, the Company’s expense will be adjusted based on the estimated achievement of revenue versus each target. Because the performance targets for the 1-year periods in 2022 and 2023 have not yet been determined, they do not yet have a grant date under GAAP and are therefore excluded from the table below.

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2021	281,735	$32.34
Granted (a)	56,716	$40.07
Forfeited	(2,843)	$28.77
Balance, September 30, 2021	335,608	$33.68

(a)	Represents the total participant target award.

As of September 30, 2021, there was $6.6 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

12. Commitments and Contingencies

A number of putative class action complaints are pending against the National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc., RE/MAX, LLC and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the United States District Court for the Northern District of Illinois. The second was filed in the same court on April 15, 2019, by plaintiff Sawbill Strategic, Inc. These two actions have now been consolidated (the “Moehrl Action”). Similar actions have been filed in federal courts: a) by Joshua Sitzer and other plaintiffs in the Western District of Missouri (the “Sitzer Action”); b) by Mark Rubenstein and Jeffery Nolan in the District of Connecticut (the “Rubenstein Action”); c) by plaintiff Jennifer Nosalek in the District of Massachusetts (the “Nosalek Action”); and d) by plaintiff Judah Leeder in the Northern District of Illinois (the “Leeder Action”). The complaints make substantially similar allegations and seek substantially similar relief. For convenience, all of these lawsuits are collectively referred to as the “Moehrl-related suits.” In the Moehrl Action, the plaintiffs allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints added allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. While similar to the Moehrl Action, various other lawsuits: allege violations of the Missouri Merchandising Practices Act (the Sitzer Action); include a multiple listing service (MLS) defendant (the Nosalek Action); allege state antitrust violations (the Sitzer Action and Nosalek Action); allege harm to home buyers rather than sellers (the Rubenstein Action and Leeder Action); allege unjust enrichment (the Leeder Action); and/or allege violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) rather than antitrust law (the Rubenstein Action). Among other requested relief, plaintiffs seek damages against the defendants and injunctive relief. In July 2021, the court granted RE/MAX, LLC’s motion to dismiss the Rubenstein Action and ordered the case dismissed with prejudice. The Company intends to vigorously defend against all remaining claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

On April 9, 2021, a putative class action claim was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021 (see Note 5, Acquisitions, for additional information), Century 21 Canada Limited Partnership, Brookfield Asset Management Inc., Royal Lepage Real Estate Services Ltd., Homelife Realty Services Inc., Right At Home Realty Inc., Forest Hill Real Estate Inc., Harvey Kalles Real Estate Ltd., Sotheby's International Realty Canada, Chestnut Park Real Estate Limited, Sutton Group Realty Services Ltd. and IPRO Realty Ltd. by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants and their co-conspirators conspired, agreed or arranged with each other to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”); that the Defendants and their co-conspirators acted in furtherance of their conspiracy, agreement or arrangement to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on the Toronto MLS; and violation of Part VI of the Competition Act, R.S.C. 1985, c. C-34 (“Competition Act”). Among other requested relief, Plaintiff seeks damages against the defendants and injunctive relief. RE/MAX OA denies the allegations in the claim and intends to vigorously defend the action.

13. Immaterial Corrections to Prior Period Financial Statements

During the third quarter of 2021, in analyzing the purchase accounting with respect to the acquisition of INTEGRA, the Company determined that a portion of the acquisition purchase price was attributable to a loss on the settlement of the pre-existing master franchise agreements in which the pre-acquisition royalty rates paid by INTEGRA were below the current market rate. This is in contrast to prior Independent Region acquisitions where the Company allocated the entire purchase price to acquired assets, primarily goodwill and other identifiable intangible assets. The Company has determined this same conclusion applied to certain other Independent Regions acquired between 2007 and 2017 where the region paid a royalty rate below the market rate as of the acquisition date. In these circumstances, the Company failed to recognize a loss on settlement of the master franchise contract in the year of acquisition, which caused overstated goodwill and identifiable intangible assets and generally overstated levels of intangible asset amortization expense subsequent to acquisition. The control deficiencies that led to these errors were deemed to constitute a material weakness in the Company’s internal control over financial reporting.

Accordingly, management is correcting the relevant consolidated financial statements and related footnotes for the unaudited three and nine month period ended September 30, 2020 within these condensed consolidated financial statements. Management has evaluated the materiality of these misstatements based on an analysis of quantitative and qualitative factors and concluded they were not material to the prior period financial statements, individually or in aggregate.

The following table reflects the impact of the immaterial correction on the Company’s previously reported consolidated financial statements (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	As previously		As previously
	reported	As Adjusted	reported	As Adjusted
Depreciation and amortization	$6,850	$6,730	$19,572	$19,154
Operating income (loss)	$10,815	$10,935	$31,260	$31,678
Income (loss) before provision for income taxes	$8,775	$8,895	$24,485	$24,903
Provision for income taxes	$(2,051)	$(2,057)	$(6,547)	$(6,584)
Net income (loss)	$6,724	$6,838	$17,938	$18,319
Less: net income (loss) attributable to non-controlling interest	$3,171	$3,221	$8,265	$8,436
Net income (loss) attributable to RE/MAX Holdings, Inc.	$3,553	$3,617	$9,673	$9,883
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.20	$0.20	$0.53	$0.55
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.19	$0.20	$0.53	$0.54

14. Segment Information

The Company operates under the following four operating segments: Real Estate, Mortgage, Marketing Funds and booj. Due to quantitative insignificance, the booj operating segment does not meet the criteria of a reportable segment and is included in “Other”. Mortgage does not meet the quantitative significance test; however, management has chosen to report results for the segment as it believes it will be a key driver of future success for Holdings. Management evaluates the operating results of its segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in the Company’s 2020 Amendment No. 1 to Annual Report on Form 10-K/A.

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Continuing franchise fees	$30,416	$22,799	$79,064	$61,471
Annual dues	8,967	8,638	26,508	26,304
Broker fees	19,245	15,457	48,651	35,327
Franchise sales and other revenue	5,995	4,058	17,845	16,126
Total Real Estate	64,623	50,952	172,068	139,228
Continuing franchise fees	2,048	1,540	5,729	3,749
Franchise sales and other revenue	572	366	1,624	685
Total Mortgage	2,620	1,906	7,353	4,434
Marketing Funds fees	23,269	17,290	59,456	46,577
Other	485	925	1,661	3,313
Total revenue	$90,997	$71,073	$240,538	$193,552

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Adjusted EBITDA: Real Estate	$36,292	$30,959	$92,014	$71,008
Adjusted EBITDA: Mortgage	(1,282)	(176)	(3,165)	(1,495)
Adjusted EBITDA: Other	(56)	(448)	(238)	(730)
Adjusted EBITDA: Consolidated	34,954	30,335	88,611	68,783
Gain (loss) on sale or disposition of assets, net	—	11	10	33
Loss on contract settlement (a)	(40,500)	—	(40,500)	—
Loss on extinguishment of debt (b)	(264)	—	(264)	—
Impairment charge - leased assets (c)	—	(7,902)	—	(7,902)
Impairment charge - goodwill (d)	(5,123)	—	(5,123)	—
Equity-based compensation expense	(9,008)	(3,414)	(27,315)	(8,347)
Acquisition-related expense (e)	(9,432)	(1,021)	(14,303)	(1,915)
Fair value adjustments to contingent consideration (f)	(320)	(250)	(330)	105
Interest income	19	25	201	328
Interest expense	(3,315)	(2,159)	(7,537)	(7,028)
Depreciation and amortization (g)	(8,582)	(6,730)	(22,236)	(19,154)
Income (loss) before provision for income taxes (g)	$(41,571)	$8,895	$(28,786)	$24,903
(a)	Represents the effective settlement of the pre-existing master franchise agreement with INTEGRA that was recognized with the acquisition. See Note 5, Acquisitions for additional information.
(b)	The loss was recognized in connection with the amended and restated Senior Secured Credit Facility. See Note 8, Debt for additional information.
(c)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building in the prior year. See Note 2, Summary of Significant Accounting Policies for additional information.
(d)	Lower than expected adoption rates of the First technology resulted in downward revisions to long-term forecasts, resulting in an impairment charge to the First reporting unit goodwill. See Note 6, Intangible Assets and Goodwill for additional information.
(e)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the evaluation, due diligence, execution and integration of acquisitions.
(f)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements for additional information.
(g)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 13, Immaterial Corrections to Prior Period Financial Statements for additional information.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements (“financial statements”) and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes included in our most recent Annual Report on Form 10-K/A for the year ended December 31, 2020 (“2020 Amendment No. 1 to Annual Report on Form 10-K/A”), filed with the Securities and Exchange Commission (“SEC”) on December 21, 2021.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily accurately indicate the times at which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materiality from those expressed in or suggested by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2020 Amendment No. 1 to Annual Report on Form 10-K/A. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not intend, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Acquisition

On July 21, 2021, we acquired the operating companies of North American regions of RE/MAX INTEGRA (“INTEGRA NA or “INTEGRA”) for cash consideration of approximately $235 million. INTEGRA’s regions include five Canadian provinces (New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario and Prince Edward Island) and nine U.S. states (Connecticut, Indiana, Maine, Massachusetts, Minnesota, New Hampshire, Rhode Island, Vermont and Wisconsin).The

acquisition converted these formerly Independent Regions into Company-Owned Regions, allowing us to scale, enhance our ability to deliver value to our affiliates and recapture the value differential of more than 19,000 agents (approximately 12,000 in Canada and 7,000 in the U.S.).

Financial and Operational Highlights – Three Months Ended September 30, 2021

(Compared to the three months ended September 30, 2020, unless otherwise noted)

●	Revenue of $91.0 million, an increase of 28.0% from the prior year.
●	Revenue, excluding the Marketing Funds, increased to $67.7 million or 25.9%, which was comprised of 6.9% organic growth, 18.3% growth from acquisitions and 0.7% growth from foreign currency movements (a).
●	Net income (loss) attributable to RE/MAX Holdings, Inc. decreased to ($25.1) million.
●	Adjusted EBITDA grew 15.2% to $35.0 million compared to $30.3 million in the prior year.
●	Adjusted EBITDA margin decreased to 38.4% from 42.7% in the prior year.
●	Total agent count grew by 4.6% to 140,936 agents.
●	U.S. and Canada combined agent count increased 2.2% to 85,656 agents.
●	Total open Motto Mortgage offices increased 32.3% to 176 offices.
(a)	We define organic revenue growth as revenue growth from continuing operations excluding Marketing Funds, revenue from acquisitions, and foreign currency movements. We define revenue from acquisitions as the incremental revenue generated from the date of an acquisition to its first anniversary (excluding Marketing Funds revenue related to acquisitions where applicable).

We achieved record financial results in the third quarter, which included all-time high quarterly revenue and Adjusted EBITDA which were primarily driven by the INTEGRA acquisition, broad-based performance from our core operations and a robust housing market. Our third quarter revenue growth included contributions from many facets of our business, including: the INTEGRA acquisition, fewer agent recruiting incentives, higher broker fees stemming from rising home prices, increased pricing and Motto expansion, among other factors.

Despite record revenue performance, we incurred a net loss of $42.4 million as positive revenue contributions were more than offset by settlement and impairment charges of $45.6 million (for additional information on the loss on contract settlements, refer to Note 5, Acquisitions), acquisition costs for INTEGRA, an increase in equity-based compensation expense. Specifically, in connection with the INTEGRA acquisition, we allocated $40.5 million of the purchase price to a loss on the pre-existing master franchise agreements which were effectively settled. The loss represents the fair value of the difference between the historical contractual royalty rates paid by INTEGRA and the current market rate.

We also added more than 6,000 net new agents compared to the third quarter of 2020, including significant growth in Canada alongside strong growth globally, partially offset by a slight decline in U.S. agent count.

For a detailed discussion of the impacts of COVID-19 on our results in 2020, please see our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of September 30,
	2021	2020	#	%
Total agent count growth	4.6%	5.1%

Agent Count:
U.S.	62,007	62,304	(297)	(0.5)%
Canada	23,649	21,498	2,151	10.0%
Subtotal	85,656	83,802	1,854	2.2%
Outside U.S. and Canada	55,280	50,967	4,313	8.5%
Total	140,936	134,769	6,167	4.6%

Motto open offices (2)	176	133	43	32.3%

	Nine Months Ended September 30,
	2021	2020	#	%
RE/MAX franchise sales (1)	688	633	55	8.7%
Motto franchise sales (2)	42	47	(5)	(10.6)%
(1)	Includes franchise sales in the U.S., Canada and global regions.
(2)	Excludes virtual offices and Branchises.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total revenue	90,997	71,073	$240,538	$193,552
Total selling, operating and administrative expenses (1)	51,099	28,216	$133,591	$88,241
Operating income (loss) (1)	(37,576)	10,935	$(20,368)	$31,678
Net income (loss) (1)	(42,363)	6,838	$(30,240)	$18,319
Net income (loss) attributable to RE/MAX Holdings, Inc. (1)	(25,149)	3,617	$(18,725)	$9,883
Adjusted EBITDA (2)	34,954	30,335	$88,611	$68,783
Adjusted EBITDA margin (2)	38.4%	42.7%	36.8%	35.5%

(1)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 13, Immaterial Corrections to Prior Period Financial Statements for additional information.
(2)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Revenue:
Continuing franchise fees	$32,464	$24,339	$8,125	33.4%
Annual dues	8,967	8,638	329	3.8%
Broker fees	19,245	15,457	3,788	24.5%
Marketing Funds fees	23,269	17,290	5,979	34.6%
Franchise sales and other revenue	7,052	5,349	1,703	31.8%
Total revenue	$90,997	$71,073	$19,924	28.0%

Consolidated revenue increased primarily due to contributions from acquisitions, fewer agent recruiting initiatives in the current year as compared to the prior year and increased Broker fees. RE/MAX continuing franchise fee increases and Motto expansion also contributed to growth, partially offset by continued attrition of booj’s legacy customer base.

Continuing Franchise Fees

Revenue from Continuing franchise fees increased primarily due to contributions from the acquisition of INTEGRA, fewer agent recruiting initiatives in the current year as compared to prior year, RE/MAX monthly fee increases and Motto expansion. Beginning April 1, 2021, there was an average price increase of 3.8% in RE/MAX continuing franchise fees in the majority of our U.S. Company-Owned regions.

Broker Fees

Revenue from Broker fees increased primarily due to contributions from the acquisition of INTEGRA and rising home prices, partially offset by lower total transactions per agent as compared to the prior year.

Marketing Funds Fees

Revenue from the Marketing Funds fees increased primarily due to contributions from the acquisition of INTEGRA and fewer agent recruiting initiatives in the current year as compared to the prior year.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to incremental revenue from our 2020 acquisitions, partially offset by the attrition of the booj legacy customer base which negatively impacted the three months ended September 30, 2021 by $0.4 million and is expected to negatively impact the full year 2021 by approximately $2.0 million, as compared to the prior year.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Operating expenses:
Selling, operating and administrative expenses	$51,099	$28,216	$(22,883)	(81.1)%
Marketing Funds expenses	23,269	17,290	(5,979)	(34.6)%
Depreciation and amortization (1)	8,582	6,730	(1,852)	(27.5)%
Settlement and impairment charges	45,623	7,902	(37,721)	(477.4)%
Total operating expenses	$128,573	$60,138	$(68,435)	(113.8)%
Percent of revenue	141.3%	84.6%
(1)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 13, Immaterial Corrections to Prior Period Financial Statements for additional information.

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

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Selling, operating and administrative expenses:
Personnel	$30,306	$16,613	$(13,693)	(82.4)%
Professional fees	8,848	3,530	(5,318)	(150.7)%
Lease costs	2,137	2,296	159	6.9%
Other	9,808	5,777	(4,031)	(69.8)%
Total selling, operating and administrative expenses	$51,099	$28,216	$(22,883)	(81.1)%
Percent of revenue	56.2%	39.7%

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs increased primarily due to higher equity-based compensation expense, including from recent acquisitions (see Note 11, Equity-Based Compensation) and increased headcount largely from acquisitions. Personnel costs were also higher due to costs associated with acquiring and integrating new companies (primarily severance) and the elimination of the corporate bonus and the suspension of the 401(k) match in the prior year.
●	Professional fees increased primarily due to an increase in acquisition related expenses, primarily related to advisor, legal, accounting and tax fees from acquiring INTEGRA.
●	Other selling, operating and administrative expenses increased primarily due to increased investments in technology, higher travel and events expenses and higher acquisition related expenses, partially offset by lower bad debt expense driven by improved collections.

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to new amortization related to our acquisitions and placing internally developed software into service. Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 13, Immaterial Corrections to Prior Period Financial Statements for additional information.

Settlement and Impairment Charges

Loss on Contract Settlement

We recorded a $40.5 million loss on our contractual relationship with INTEGRA which was settled with the acquisition of INTEGRA. The loss represents the fair value of the difference between the historical contractual rates paid by INTEGRA and the current market rate. The loss is recorded in “Settlement and impairment charges” in the accompanying Condensed Consolidated Statements of Income (Loss). See Note 5, Acquisitions for additional information about our acquisition.

Impairment Charge - Goodwill

During the third quarter of 2021, we identified impairment indicators associated with the First reporting unit in the Real Estate segment, primarily lower than expected adoption rates of the technology, resulting in downward revisions to long-term forecasts which is a significant input in the fair value of the reporting unit. Therefore, we performed an interim impairment test as of August 31, 2021 on the goodwill of the First reporting unit and recorded a non-cash impairment charge of $5.1 million.

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

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Other expenses, net:
Interest expense	$(3,315)	$(2,159)	$(1,156)	53.5%
Interest income	19	25	(6)	(24.0)%
Foreign currency transaction gains (losses)	(435)	94	(529)	n/m %
Loss on early extinguishment of debt	(264)	—	(264)	n/m %
Total other expenses, net	$(3,995)	$(2,040)	$(1,955)	95.8%
Percent of revenue	4.4%	2.9%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense and loss on extinguishment of debt because of the refinance and increase of our Senior Secured Credit Facility (see Note 8, Debt, for more information). Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

Our effective income tax rate decreased to (1.9)% from 23.1% for the three months ended September 30, 2021 and 2020, respectively, primarily driven by the $40.5 million loss on contract settlement that has no tax provision (see Note 10, Income Taxes for additional information). Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 10, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $35.0 million for the three months ended September 30, 2021, an increase of $4.6 million from the comparable prior year period. Adjusted EBITDA increased primarily due to contributions from the INTEGRA acquisition, fewer agent recruiting initiatives in the current year and higher Broker fees revenue, partially offset by higher personnel costs due to headcount increases and the elimination of the corporate bonus and the suspension of the 401(k) match in the prior year.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Revenue:
Continuing franchise fees	$84,793	$65,220	$19,573	30.0%
Annual dues	26,508	26,304	204	0.8%
Broker fees	48,651	35,327	13,324	37.7%
Marketing Funds fees	59,456	46,577	12,879	27.7%
Franchise sales and other revenue	21,130	20,124	1,006	5.0%
Total revenue	$240,538	$193,552	$46,986	24.3%

Consolidated revenue increased primarily due to contributions from acquisitions, temporary COVID-19 financial support initiatives introduced in the prior year, and an increase in Broker fees. Fewer agent recruiting initiatives in the current year and Motto expansion also contributed to growth, partially offset by lower event-based revenue and continued attrition of booj’s legacy customer base.

Continuing Franchise Fees

Revenue from Continuing franchise fees increased primarily due to temporary COVID-19 financial support initiatives introduced in the prior year, which included a waiver or discount of Continuing franchise fees, contributions from the acquisition of INTEGRA, fewer agent recruiting initiatives in the current year, Motto expansion and RE/MAX monthly fee increases. Beginning April 1, 2021, there was an average price increase of 3.8% in RE/MAX Continuing franchise fees in most of our U.S. Company-Owned regions.

Broker Fees

Revenue from Broker fees increased primarily due to rising home prices, higher total transactions per agent and contributions from the acquisition of INTEGRA.

Marketing Funds fees

Revenue from the Marketing Funds fees increased primarily due to temporary COVID-19 financial support initiatives introduced in the prior year, which included a waiver or discount of Marketing Funds fees, contributions from the acquisition of INTEGRA and fewer agent recruiting initiatives in the current year.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to incremental revenue from our 2020 acquisitions, partially offset by lower event-based revenue due to our 2021 annual agent conference having limited in-person attendance due to COVID-19 restrictions and continued attrition of booj’s legacy customer base. The attrition of the booj legacy customer base negatively impacted the nine months ended September 30, 2021 by $1.7 million.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Operating expenses:
Selling, operating and administrative expenses	$133,591	$88,241	$(45,350)	(51.4)%
Marketing Funds expenses	59,456	46,577	(12,879)	(27.7)%
Depreciation and amortization (1)	22,236	19,154	(3,082)	(16.1)%
Settlement and impairment charges	45,623	7,902	(37,721)	(477.4)%
Total operating expenses	$260,906	$161,874	$(99,032)	(61.2)%
Percent of revenue	108.5%	83.6%
(1)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 13, Immaterial Corrections to Prior Period Financial Statements for additional information.

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

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Selling, operating and administrative expenses:
Personnel	$81,322	$47,419	$(33,903)	(71.5)%
Professional fees	19,719	9,370	(10,349)	(110.4)%
Lease costs	6,258	6,899	641	9.3%
Other	26,292	24,553	(1,739)	(7.1)%
Total selling, operating and administrative expenses	$133,591	$88,241	$(45,350)	(51.4)%
Percent of revenue	55.5%	45.6%

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs increased primarily due to higher equity-based compensation expense, largely from acquisitions in the prior year and including $5.5 million driven by the acceleration of certain awards (see Note 11, Equity-Based Compensation). In addition, increased headcount largely from acquisitions and higher personnel costs due to the elimination of the corporate bonus in the prior year also contributed to the increase.
●	Professional fees increased primarily due to an increase in acquisition related expenses, primarily related to advisor, legal, accounting and tax fees from acquiring INTEGRA. Legal fees also increased including fees related to the Moehrl-related suits (See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q).
●	Other selling, operating and administrative expenses increased primarily due to increased investments in technology, new costs associated with acquisitions, higher travel and events expenses and acquisition related expenses, partially offset by lower bad debt expense driven by improved collections and lower expenses for our annual agent conference.

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to new amortization related to our acquisitions and placing internally developed software into service. Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 13, Immaterial Corrections to Prior Period Financial Statements for additional information.

Settlement and Impairment Charges

See the discussion of the Results of Operations for the three months ended September 30, 2021 and 2020 for a discussion of the impairment charges.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2021	2020	$	%
Other expenses, net:
Interest expense	$(7,537)	$(7,028)	$(509)	7.2%
Interest income	201	328	(127)	(38.7)%
Foreign currency transaction gains (losses)	(818)	(75)	(743)	n/m %
Loss on early extinguishment of debt	(264)	—	(264)	n/m %
Total other expenses, net	$(8,418)	$(6,775)	$(1,643)	24.3%
Percent of revenue	3.5%	3.5%

n/m - not meaningful

Other expenses, net increased due to an increase in interest expense and loss on extinguishment of debt because of the refinance and increase of our Senior Secured Credit Facility (see Note 8, Debt, for more information) and lower interest earnings on our cash balances from lower interest rates. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

Our effective income tax rate decreased to (5.1)% from 26.4% for the nine months ended September 30, 2021 and 2020, respectively, primarily driven by (a) the $40.5 million loss on contract settlement that has no tax provision and (b) decreases in 2021 related to the settlement of uncertain tax positions (see Note 10, Income Taxes for additional information). Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 10, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $88.6 million for the nine months ended September 30, 2021, an increase of $19.8 million from the comparable prior year period. Adjusted EBITDA increased primarily due to higher Broker fees revenue, temporary COVID-19 financial support initiatives introduced in the prior year, fewer agent recruiting initiatives in the current year and lower bad debt expense from improved collections and net contributions from acquisitions, partially offset by higher personnel costs due to the elimination of the corporate bonus in the prior year and headcount increases.

Non-GAAP Financial Measures

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. GAAP, such as Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

We define Adjusted EBITDA as EBITDA (consolidated net income (loss) before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: gain or loss on sale or disposition of assets, settlement and impairment charges, equity-based compensation expense, acquisition-related expense, gain or losses from changes in the tax receivable agreement liability, expense or income related to changes in the estimated fair value measurement of contingent consideration and other non-recurring items.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss) (1)	$(42,363)	$6,838	$(30,240)	$18,319
Depreciation and amortization (1)	8,582	6,730	22,236	19,154
Interest expense	3,315	2,159	7,537	7,028
Interest income	(19)	(25)	(201)	(328)
Provision for income taxes	792	2,057	1,454	6,584
EBITDA	(29,693)	17,759	786	50,757
(Gain) loss on sale or disposition of assets	—	(11)	(10)	(33)
Loss on contract settlement (2)	40,500	—	40,500	—
Loss on extinguishment of debt (3)	264	—	264	—
Impairment charge - leased assets (4)	—	7,902	—	7,902
Impairment charge - goodwill (5)	5,123	—	5,123	—
Equity-based compensation expense	9,008	3,414	27,315	8,347
Acquisition-related expense (6)	9,432	1,021	14,303	1,915
Fair value adjustments to contingent consideration (7)	320	250	330	(105)
Adjusted EBITDA	$34,954	$30,335	$88,611	$68,783

(1)	Prior year amounts have been adjusted to reflect the immaterial correction of amortization for certain acquired Independent Regions. See Note 13, Immaterial Corrections to Prior Period Financial Statements for additional information.
(2)	Represents the effective settlement of the pre-existing master franchise agreement with INTEGRA that was recognized with the acquisition. See Note 5, Acquisitions for additional information.
(3)	The loss was recognized in connection with the amended and restated Senior Secured Credit Facility. See Note 8, Debt for additional information.
(4)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building in the prior year. See Note 2, Summary of Significant Accounting Policies for additional information.
(5)	Lower than expected adoption rates of the First technology resulted in downward revisions to long-term forecasts, resulting in an impairment charge to the First reporting unit goodwill. See Note 6, Intangible Assets and Goodwill for additional information.
(6)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the evaluation, due diligence, execution and integration of acquisitions.
(7)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

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

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). On July 21, 2021, we amended and restated our Senior Secured Credit Facility to fund the acquisition of INTEGRA and refinance our existing facility. The revised facility provides for a seven-year $460.0 million term loan facility and a five-year $50.0 million revolving loan facility. The revised facility also provides for incremental facilities under which RE/MAX, LLC may request to add one or more tranches of term facilities or increase any then existing credit facility in the aggregate principal amount of up to $100 million (or a higher amount subject to the terms and conditions of the Senior Secured Credit Facility), subject to lender participation.

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans at $1.2 million per quarter. We are also required to repay the term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF” as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR” as defined in the Senior Secured Credit Facility) is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required.

The Senior Secured Credit Facility is guaranteed by RMCO and is secured by a lien on substantially all of the assets of RE/MAX, LLC and other operating companies.

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

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. As of September 30, 2021, the interest rate on the term loan facility was 3.0%.

A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit.

As of September 30, 2021, we had $453.0 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of September 30, 2021 and December 31, 2020, we had $119.4 million and $101.4 million, respectively, of cash and cash equivalents, of which approximately $6.0 million and $4.2 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash provided by (used in):
Operating activities	$16,644	$43,471
Investing activities	(192,471)	(15,202)
Financing activities	199,142	(27,070)
Effect of exchange rate changes on cash	54	(30)
Net change in cash, cash equivalents and restricted cash	$23,369	$1,169

Operating Activities

Cash provided by operating activities decreased primarily as a result of:

●	a decrease due to the loss on contract settlements of $40.5 million;
●	an increase in Adjusted EBITDA of $19.8 million;
●	a decrease due to higher tax payments of $7.5 million, primarily related to settlement of uncertain tax positions;
●	a decrease due to higher acquisition related costs, which are excluded from Adjusted EBITDA; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2021 the change in cash (used in) provided by investing activities was primarily the result of the INTEGRA acquisition and work completed on our corporate headquarters refresh and higher capitalizable investments in technology as compared to the prior year.

Financing Activities

During the nine months ended September 30, 2021 the change in cash provided by (used in) financing activities was primarily due to net cash received from the increase in our term loan, partially offset by an increase in payments related to tax withholding for vested share-based compensation.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $12.1 million and $4.6 million during the nine months ended September 30, 2021 and 2020, respectively. These amounts primarily relate to spend on our corporate headquarters refresh and investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2021 are expected to be between $15 million and $17 million as we continue with the corporate headquarters refresh and higher capitalizable investments. See Financial and Operational Highlights above for additional information.

Return of Capital

Return of capital to shareholders is one of our primary capital allocation priorities. Our Board of Directors declared and we paid quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock during the first three quarters of 2021. On November 3, 2021, our Board of Directors declared a quarterly cash dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on December 1, 2021 to stockholders of record at the close of business on November 17, 2021. Future capital allocation decisions with respect to return of capital either in the form of additional future dividends, and, if declared, the amount of any such future dividend, or potentially in the form of share buybacks, will be subject to our actual future earnings and capital requirements and any amounts authorized will be at the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$2,113	$2,277
Dividend distributions	8,667	8,289
Total distributions to RIHI	10,780	10,566
Payments pursuant to the TRAs	—	—
Total distributions to RIHI and TRA payments	$10,780	$10,566

Commitments and Contingencies

See Note 12, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of September 30, 2021.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2020 Amendment No. 1 to Annual Report on Form 10-K/A for which there were no material changes, included:

●	Motto Goodwill
●	First Goodwill
●	Purchase Accounting for Acquisitions
●	Deferred Tax Assets and TRA Liability
●	General Litigation Matters

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We have operations both within the U.S. and globally and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and credit risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. We use derivative instruments to mitigate the impact of certain of our market risk exposures. We do not use derivatives for trading or speculative purposes.

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. Bad debt expense is less than 1% of revenue for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At September 30, 2021, $458.9 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. As of September 30, 2021, the interest rate was 3.0%. If LIBOR rises such that our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash, accounts receivable and liability balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. To mitigate a portion of this risk related to (b), we enter into short-term foreign currency contracts, such as forwards, to minimize exposures related to foreign currency. See Note 2, Summary of Significant Accounting Policies, for more information. In addition, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions.

During the three and nine months ended September 30, 2021, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income of approximately $0.3 million and $0.9 million, respectively, related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2021 our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Notwithstanding the material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in our Annual Report on Form 10K/A, management has determined that we had ineffective controls regarding a failure to consult with appropriate internal subject matter experts when evaluating the market value for re-acquired franchise rights in acquisitions of previous Independent Regions beginning in 2007, as well as ineffective controls over the review of certain inputs used in the valuation of intangible assets. These ineffective controls were due to an ineffective risk assessment process to sufficiently identify and assess all financial reporting risks related to purchase accounting for acquisitions of previous Independent Regions and resulted in errors in purchase accounting for certain of the acquisitions. These errors resulted in immaterial misstatements to our consolidated financial statements for the periods presented that were corrected in prior periods as discussed in Note 13, Immaterial Corrections to Prior Period Financial Statements.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and, therefore, management has concluded that the control deficiencies represent a material weakness in, our internal control over financial reporting and our internal control of financial reporting was not effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Except as related to the material weakness described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our third fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our 2020 Amendment No. 1 to Annual Report on Form 10-K/A, as updated by our 2021 second quarter Form 10-Q. There have been no material changes to the risk factors as disclosed in our 2020 Annual Report, as updated by our 2021 second quarter Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Second Amended and Restated Credit Agreement, dated as of July 21, 2021, by and among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request by the SEC.)	8-K	001-36101	7/21/2021	10.1

10.2	Form of Time-Based Restricted Stock Unit Award †					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

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