Form 10-K
period 2021-12-31
RE/MAX Holdings, Inc.
filed 2022-02-23
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates (based on the closing price on June 30, 2021, as reported on the New York Stock Exchange) was approximately $611.5 million. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 31, 2021, there were 18,898,703 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

Auditor Name: KPMG LLP	Auditor Location: Denver, Colorado	Auditor Firm ID: 185

RE/MAX HOLDINGS, INC.

2021 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to:

●	our expectations regarding consumer trends in residential real estate transactions;
●	our expectations regarding overall economic and demographic trends, including the health of the United States (“U.S.”) and Canadian residential real estate markets, and how they affect our performance;
●	our strategies for growing our organic revenue and the RE/MAX and Motto Mortgage brands in particular, including (a) increasing RE/MAX agent count, increasing the number of closed transaction sides and transaction sides per RE/MAX agent, and (b) increasing the number of open Motto Mortgage offices; and diversifying and broadening our revenue and growth opportunities;
●	the anticipated benefits of our technology initiatives;
●	the continued strength of our brands both in the U.S. and Canada and in the rest of the world;
●	the pursuit of future acquisitions and the anticipated benefits of past acquisitions, including the future performance of businesses we have acquired;
●	return of capital, including our stock buyback program and our intention to pay dividends;
●	our future financial performance including our ability to appropriately forecast;
●	the effects of laws applying to our business and our future compliance with laws;
●	our ability to retain our senior management and other key employees;
●	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our technology;
●	our ability to effectively implement and account for changes in tax laws; and
●	the anticipated outcome of the Moehrl-related suits, including any risks or uncertainties with regard to any favorable or unfavorable judgements and implications to our industry.

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

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages in the U.S. under the Motto Mortgage brand (“Motto”). We also sell ancillary products and services, primarily technology, to our franchise networks and, in certain instances, we commercialize those offerings outside our franchise networks. We organize our business based on the services we provide in Real Estate, Mortgage and our collective franchise marketing operations, known as the Marketing Funds. RE/MAX and Motto are 100% franchised—we do not own any of the brokerages that operate under these brands. We focus on enabling our networks’ success by providing powerful technology, quality education, and valuable marketing to build the strength of the RE/MAX and Motto brands. We support our franchisees in growing their brokerages, although, they fund the cost of developing their brokerages. As a result, we maintain a low fixed-cost structure which, combined with our recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Our History

RE/MAX was founded in 1973 with an innovative, entrepreneurial culture affording our franchisees and their agents the flexibility to operate their businesses with great independence. In the early years of our expansion in the U.S. and Canada, we accelerated the brand’s growth by selling regional franchise rights to independent owners for certain geographic regions, a practice we still employ in countries outside of the U.S. and Canada. RE/MAX has held the number one market share in the U.S. and Canada combined since 1999, as measured by total residential transaction sides completed by our agents. On June 25, 2013, RE/MAX Holdings, Inc. (“Holdings”) was formed as a Delaware corporation. On October 7, 2013, we completed an initial public offering of our Class A common stock, which trades on the New York Stock Exchange under the symbol “RMAX”. In October 2016, we launched Motto, the first national mortgage brokerage franchise brand in the U.S.

On July 21, 2021, we acquired the operating companies of the North American regions of RE/MAX INTEGRA (“INTEGRA”) for cash consideration of approximately $235 million, allowing us to scale, enhance our ability to deliver value to our affiliates and recapture the value differential of more than 19,000 agents in the U.S. and Canada. See Note 6 Acquisitions to the consolidated financial statements included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information.

Our Brands

RE/MAX. The RE/MAX strategy is to sell franchises and help those franchisees recruit and retain the best agents. The RE/MAX brand is built on the strength of our global franchise network and our unique economic model that helps to attract and retain the best-performing and most experienced agents by maximizing their opportunity to retain a larger portion of their commissions. Some RE/MAX affiliates may also sell luxury real estate under The RE/MAX Collection® brand and commercial real estate under the RE/MAX Commercial® brand. As a result of our unique agent-centric approach, we have established a nearly 50-year track record of helping millions of homebuyers and sellers achieve their goals, creating several competitive advantages in the process:

●	Leading agent productivity. RE/MAX agents are, on average, substantially more productive than the industry average. RE/MAX agents at large brokerages on average outsell competing agents more than two-to-one in both the 2020 REAL Trends 500 survey of the largest participating U.S. brokerages and the RISMedia 2020 Power Broker Top 1,000 survey.

2020 U.S. Transactions Per Agent (Large Brokerages Only) (1)

(1) Transaction sides per agent are calculated by RE/MAX based on 2021 REAL Trends 500 data, citing 2020 transaction sides for the 1,753 largest participating U.S. brokerages.
●	Technology, Tools and Education. In the U.S., we offer a fully integrated technology platform custom-built for RE/MAX's unique entrepreneurial culture, and in late 2021 we introduced this platform to RE/MAX affiliates in Canada. We expect to continue expanding our technology offerings to RE/MAX affiliates in the U.S. and Canada in 2022, most notably to the acquired INTEGRA regions, and subsequently to the RE/MAX network globally. We are enhancing the platform over time, including securing the location intelligence data that powers the platform with the acquisition of The Gadberry Group (“Gadberry”) in 2020, which has now been combined with RE/MAX data assets and rebranded as G73, and integrating premium offerings to drive enhanced lead generation opportunities with the acquisition of First in 2019. We also provide agents and brokers the tools to help maximize their productivity through approved supplier arrangements and top-quality education.
●	Leading market share. Nobody in the world sells more real estate than RE/MAX, as measured by residential transaction sides.
●	Leading brand awareness. The RE/MAX brand has the highest level of unaided brand awareness in residential real estate in the U.S. and Canada according to a consumer study conducted by MMR Strategy Group. Our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world.
●	Leading global presence. We have a growing global presence and our agent count outside the U.S. and Canada continues to increase. Today, the RE/MAX brand has over 140,000 agents in almost 9,000 offices and a presence in over 110 countries and territories—a global footprint bigger than any other real estate brokerage brand in the world.

The following summarize key statistics for the RE/MAX brand:

141,998 Agents	8,964 Offices	118 Countries and Territories

As of December 31, 2021

Motto Mortgage. The Motto Mortgage franchise model offers U.S. real estate brokers, real estate professionals, mortgage professionals and other investors access to the mortgage brokerage business. Motto is highly complementary to our RE/MAX real estate business and is designed to improve the profitability of real estate brokerages by providing Motto franchise owners with diversified revenue and income streams. Motto franchisees offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at offices near each other. Motto loan originators provide homebuyers with financing choices by providing access to a variety of quality loan options from multiple leading wholesale lenders. In addition, Motto provides powerful technology to its franchisees that simplifies the mortgage process and also provides assistance with the compliance with complex mortgage regulations. Motto franchisees are mortgage brokers and not mortgage bankers. Likewise, we franchise the Motto system and are not lenders or brokers.

Motto Mortgage has grown to over 185 offices across more than 35 states and we expect Motto to continue to grow. We also continue to roll out the wemlo platform, an innovative fintech solution, the first cloud service for mortgage brokers, combining third-party loan processing with an all-in-one digital platform to add to our mortgage value proposition.

Number of Open Motto Offices (1)

(1)	only includes full physical Motto offices; excludes virtual offices and Branchises (as defined below)

wemlo. We acquired wemlo in 2020 to add to our mortgage value proposition via its combination of third-party loan processing services and all-in-one digital platform.

Industry Overview and Trends

With approximately 95% of our revenue coming from our real estate franchising operations in the U.S. and Canada, and 100% of our Mortgage revenues being in the U.S., macro developments in the U.S. and Canadian real estate markets significantly influence our business.

The U.S. and Canadian Real Estate Industries are Large Markets. The residential real estate markets in the U.S. and Canada are approximately $2.5 trillion and $0.5 trillion, respectively, based on 2021 sales volume data from the National Association of Realtors (“NAR”), the U.S. Census Bureau and the Canadian Real Estate Association (“CREA”).

The Residential Real Estate Industry is Cyclical in Nature. The residential real estate industry is cyclical in nature but has shown strong long-term growth. As illustrated below, the number of existing home sales transactions in the U.S. and Canada has generally increased during periods of economic growth:

U.S. Existing Home Sales

U.S. Housing Trends. As we entered 2021, the U.S. housing market remained strong and carried over the same growth in home sales transactions from late 2020, despite ongoing constraints related to shrinking inventory and affordability. Although the strength of the U.S. housing market will continue, 2022 is expected to normalize as NAR’s February 2022 forecast has called for existing home sales to decrease by 2.8% in 2022 compared to 2021.

Canadian Existing Home Sales

Canadian Housing Trends. Similar to the U.S. in the Canadian housing market during the second half of 2020, the number and pace of existing home sales accelerated. This strength of the Canadian housing market continued in 2021; however, ongoing inventory shortages continue to present challenges for homebuyers and put upward pressure on home prices. CREA projects the average residential sale price for Canada will increase 7.6% in 2022, which indicates that the desire for home ownership remains strong and according to the 2022 RE/MAX Canadian Housing Market Outlook Report, 49% of Canadians see real estate as one of the best investment options in 2022.

Favorable Long-Term Demand. We believe long-term demand for housing in the U.S. and Canada is driven by many factors including the economic health of the domestic economy, demographic trends, affordability, interest rates and local factors such as demand relative to supply. We also believe the residential real estate market in the U.S. and Canada will benefit from fundamental demographic shifts over the long term, including:

●	An increase in demand from rising household formations, including as a result of immigration, population growth, wealth accumulation and wage growth of minorities. According to The State of the Nation’s Housing Report 2021 compiled by the Joint Center for Housing Studies of Harvard University (the “JCHS Report”), U.S. household formations are projected to reach 10.4 million between 2018 and 2028. Likewise, the U.S. Census Bureau projects that the U.S. will continue to experience long-term population growth and predicts net immigration of 25 million individuals from 2016 to 2060. In addition, the U.S. Census Bureau projects the U.S. total population to grow by more than 81 million people from 2016 to 2060. And in Canada, Statistics Canada reports that Canada has the highest annual population growth rate of G7 nations and expects the nation’s population to grow to more than 40 million people by 2068 even in its low-growth scenario.
●	An increase in demand from lifestyle and generational shifts. Some industry experts believe shifts in the way people live and work could support housing demand longer term. Also, the millennial generation continues to move through their prime home-buying years as they form households just as many retirement age homeowners from the “baby boom” generation may be likely to take advantage of improved housing market conditions in order to sell their existing residences and retire in new areas of the country or purchase smaller homes.
●	Pent-up demand from supply shortages. Supplies of single-family homes for sale remain relatively scarce, particularly at the lower-cost end of the spectrum. Single family construction that continues to lag demand and ongoing decline in residential mobility rates are likely contributors to the low level of supply, according to the JCHS Report. Additionally, while affordability pressures have eased, the JCHS Report notes this issue remains widespread, a long-term trend which has not been solved. Canada is faced with similar challenges with Statistics Canada noting more than 5% or more than 700,000 households are in housing that is not suitable for their needs and nearly 20% of households do not report being satisfied with their housing. Should these supply constraints be remedied, we believe the real estate industry would see a substantial benefit.

Notable Real Estate Trends. Notable trends impacting residential real estate brokers and agents include:

●	Almost 90% of all U.S. homebuyers and sellers use an agent – About 88% of sellers and purchasers were represented by a real estate agent in 2021, according to NAR data. These figures have climbed over the last decade and a half—a period of time during which technology has materially changed the typical home-buying or selling transaction:

Percentage of Home Buyers and Sellers Using an Agent

Source: NAR Profile of Home Buyers and Sellers

●	Competition for agents and listings remains fierce – Competition for agents and listings has always been fierce, and today is no different—especially highly productive agents. Franchisors and brokers are continually refining and fine-tuning their offerings in order to craft what they believe to be the most compelling value proposition in order to attract and retain the most productive agents. The year 2021 remained heated in this regard as many well-financed competitors continued to offer a wide variety of business models. See Competition for additional discussion.

●	The importance of technology continues to increase – We believe industry market participants will continue to focus on technology investments as evidenced by increased capital flowing into the industry. We believe mobile platforms, artificial intelligence and predictive analytics are increasingly becoming a point of focus as the industry looks to use technology to simplify and streamline the process of lead cultivation and completing transactions. In response, many established brokers are favoring proprietary technology as opposed to purchasing it from third parties.
●	Competitive new business models increase amid high level of investment in new residential real estate strategies – While the majority of home buyers and sellers still use agents, the number of business models continues to expand, including iBuyers, discounters, national brokerage models, and technology driven platforms. Furthermore, investments into these models continue to increase. This trend has continued due to the strength of the overall sellers’ market.

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

The Long-Term Value Proposition for Mortgage Brokerage Services. Likewise, we believe mortgage brokers provide choice and a valuable “concierge” service for consumers. Mortgage brokers are familiar with the latest loan programs and choices available through various wholesale lenders. A professional mortgage broker can introduce consumers to loan programs from several lenders, providing choice and information that consumers may be unlikely to locate on their own. In 2021, the percentage of mortgage originations handled by mortgage brokerages continued to grow but remained below the average levels from 2000 thru 2007 which ranged from over 29% to over 35% during that time, which we believe shows potential for continued growth in the mortgage brokerage channel. As interest rates fell to historic lows in 2020, refinance volumes across the mortgage industry and within the mortgage brokerage channel soared. As demand for refinance activity wanes in 2022, increased demand in purchase originations could occur given the potential for strong housing demand, which we believe would benefit the mortgage brokerage channel.

Total Mortgage Originations

Source: Inside Mortgage Finance Publications, Inc. Copyright © 2022 Used with permission.

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

Purchase Mortgage Originations

Our Franchise Model and Offering

Introduction to Franchising. Franchising is a distributed model for licensing the use of the franchisor’s brand and technology, tools, and educational resources. In return, the franchisee retains ownership and sole responsibility for the local business and its risks, and therefore a substantial portion of the profits it generates. The successful franchisor provides its franchisees: i) a unique product or service offering; ii) a distinctive brand name, and, as the system gains market share, the favorable consumer recognition that brand comes to symbolize; and iii) technology, tools and educational resources to help franchisees operate their business effectively, efficiently and successfully. Because franchising involves principally the development and licensing of intellectual property, and the costs of retail space and employees are borne by the individual unit owner, it has a low fixed-cost structure typified by high gross margins, allowing the franchisor to focus on innovation, franchisee education and support, and marketing to grow brand reputation.

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

The RE/MAX “Agent-Centric” Franchise Offering. We believe that our “agent-centric” approach is a compelling offering in the real estate brokerage industry, and it enables us to attract and retain highly productive agents and motivated franchisees to our network and drives growth in our business and profitability. Our model maximizes our agents’ productivity by providing the following combination of benefits to our franchisees and agents:

●	High Agent Commission Split and Low Franchise Fees. The RE/MAX high commission split concept is a cornerstone of our model and, although not unique, differentiates us in the industry. That differentiation is most evident when our brand advantages and services are factored in as part of the concept. We recommend to our franchisees an agent-favorable commission split of 95%/5%, in exchange for the agent paying fixed fees to share the overhead and other costs of the brokerage. This model allows high-producing agents to earn a higher commission compared to traditional brokerages where the broker often takes 20% to 30% of the agent’s commission, and it provides brokers with the resources to offer key services and support to their agents.
●	Affiliation with the Leading Brand in Residential Real Estate. With number one market share in the U.S. and Canada combined as measured by total residential transaction sides completed by RE/MAX agents, and leading unaided brand awareness in the U.S. and Canada, according to a consumer study by MMR Strategy Group, we reinforce brand awareness through marketing and advertising campaigns that are supported by our franchisees’ and agents’ local marketing.

●	Entrepreneurial, High-Performance Culture. Our brand and the economics of our model generally attract driven, professional, entrepreneurially minded franchisees, and we allow them autonomy to run their businesses independently, including the freedom to set commission rates and oversee local advertising aligned with RE/MAX standards.
●	Technology and Marketing Tools. We believe we offer competitive technology, which is highlighted by our proprietary technology platform, First mobile app, and our enhanced consumer facing app and remax.com website. Our technology platform integrates a suite of digital products that empower high-producing agents, brokers and teams to proactively establish, manage and grow client relationships. With Customer Relationship Management (“CRM”) at the core of this ecosystem, our technology platform utilizes deal management and lead cultivation tools to streamline the work of agents from lead generation to post-close nurturing and beyond, while integrating key partnerships that are widely adopted across the industry. The First mobile app leverages data science, machine learning and human interaction to help real estate professionals better leverage the value of their personal network. Additional revenue opportunities for sales outside our traditional customer base now exist with G73 which synergizes existing RE/MAX data with data from our 2020 acquisition of Gadberry Group to create new data products.
●	RE/MAX University® Educational Programs. In 2021, we launched a comprehensive reinvention of our RE/MAX University® platform, an exclusive-to-RE/MAX learning hub designed to help each agent increase their professional expertise. Built on intuitive new technology that leverages artificial intelligence, RE/MAX University offers affiliates a modern, simplified experience as they access relevant educational resources via desktop or mobile devices. RE/MAX University offers on-demand access to thousands of educational videos, downloadable resources, webinars and more.
●	RE/MAX Marketing and Promotion. We believe the widespread recognition of the RE/MAX brand and our iconic red, white and blue RE/MAX hot air balloon logo and property signs is a key aspect of our value proposition to agents and franchisees. Representing the majority of our Marketing Funds activities, a variety of advertising, marketing and promotion programs build our brand and generate leads for our agents, including leading websites such as remax.com, advertising campaigns using television, digital marketing, social media, print, billboards and signs, and appearances of the well-known RE/MAX hot air balloon.

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

Our franchisees and their agents fund nearly all the advertising, marketing and promotion supporting the RE/MAX brand, which, in the U.S. and Canada, occurs primarily on two levels:

●	Marketing Fund Regional, Pan-Regional and Local Marketing Campaigns. Funds are collected from franchisees by our Marketing Funds entities in Company-Owned Regions to support both regional and pan-regional marketing campaigns to build brand awareness and to support the Company’s agent and broker technology. The use of the fund balances is restricted by the terms of our franchise agreements. Independent Regions may contribute to national or pan-regional creative and/or media campaigns to achieve economies of scale in the purchase of advertising but are generally responsible for any regional advertising in their respective areas.
●	Agent Sponsored Local Campaigns. Our franchisees and agents engage in extensive promotional efforts within their local markets to attract customers and drive agent and brand awareness locally. These programs are subject to our brand standards for use of the RE/MAX brand, but we allow our franchisees and agents substantial flexibility to create advertising, marketing and promotion programs that are tailored to local market conditions.

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

The following depicts our franchise structure and the location of our Company-Owned versus Independent Regions:

Tier	Description	Services

Franchisor (RE/MAX, LLC)	Owns the right to the RE/MAX brand and sells franchises and franchising rights.	● Brand ● Technology ● Marketing ● Educational resources & tools

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

As of December 31, 2021:

Company-Owned
Independent

As of December 31, 2020:

Company-Owned
Independent

In general, the franchisees (or broker-owners) do not receive an exclusive territory in the U.S. except under certain limited circumstances. Prior to opening an office, a franchisee or principal owner is required to attend a four-to-five-day educational program at our global headquarters or virtually.

The Motto Mortgage Franchise Offering. Through our Motto business, we are a mortgage brokerage franchisor, not a lender or mortgage brokerage. Our franchisees are brokers, not lenders, and so neither we nor our franchisees fund or service any loans. As a franchisor, we help our Motto franchisees establish independent mortgage brokerage companies, with a model designed to comply with complex regulations, essentially providing a "mortgage brokerage in a box". This model not only creates an ancillary business opportunity for current real estate brokerage firms, but also offers opportunities for mortgage professionals seeking to open their own businesses and other independent investors interested in financial services. The Motto Mortgage model offers value to our franchisees by offering:

●	Setup Guidance. We guide owners through every step of the setup process.
●	Compliance, Education, and Support. We provide robust compliance support, including examination assistance and a system built with transparency in mind. To help each franchise owner, we provide support structures that allow them to spend their time getting more business.
●	Access to multiple lenders. Motto Mortgage franchisees work with a pre-vetted group of wholesale lenders to streamline the shopping process and to provide customers with competitive choices.
●	Technology. We’ve seamlessly integrated industry leading systems into one, time-saving technological ecosystem including best in class mortgage origination, CRM and marketing platforms. The 2020 acquisition of wemlo combined third-party loan processing capabilities with an all-in-one digital loan processing platform, which is being tailored to the exacting needs of loan originators operating in the mortgage brokerage channel and will eventually replace the existing mortgage origination technology offering.
●	Franchising Expertise. As a member of a family of companies with over 45 years of franchising experience, we provide best practices to franchisees.

Our Motto Mortgage brokerage franchisor, Motto Franchising, LLC, offers seven-year agreements with franchisees. Motto sells franchises directly throughout the U.S. as there are no regional franchise rights in the Motto system. Our customers are both RE/MAX and non-RE/MAX real estate brokers, real estate professionals, independent mortgage professionals and other investors seeking access to the mortgage brokerage business. We also offer supplemental franchising models in which Motto offers brokers with an existing Motto franchise the ability to expand their physical and/or virtual presence for a reduced contractual fee (aka “Branchise”). The aim of these new models is to give franchisees the flexibility to expand their business to places where it would not have been feasible to support a full additional franchise while keeping offices compliant with state branch regulations. These alternative models are not included in our count of open Motto offices. Motto is the first national mortgage brokerage franchise brand in the U.S.

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

(1)	Revenue excluding the Marketing Funds and Adjusted EBITDA are non-GAAP measures of financial performance that differs from U.S. Generally Accepted Accounting Principles. Revenue excluding the Marketing Funds is calculated directly from our consolidated financial statements as Total revenue less Marketing Funds fees. See “Item 7.—Management’s Discussion and Analysis of

Financial Condition and Results of Operations” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income (loss).
(2)	Excludes adjustments attributable to the non-controlling interest. See "Corporate Structure and Ownership” below.

The chart below illustrates our consolidated revenue streams excluding the Marketing Funds.

Holdings Revenue Streams as Percentage of 2021 Total Revenue

Segment Revenue and Profit

We have three reportable segments: Real Estate, Mortgage and Marketing Funds. Real Estate comprises our real estate brokerage franchising operations under the RE/MAX brand name, corporate-wide shared services expenses and G73. Mortgage is comprised of our mortgage brokerage franchising operations under the Motto Mortgage brand and mortgage loan processing software and services under the wemlo brand. Marketing Funds represents our marketing campaigns designed to build and maintain brand awareness for both of our franchise brands and the development and operation of agent marketing technology. Other contains all other operations which are quantitatively insignificant. The majority of our revenue is recurring in nature and driven by the number of agents in the RE/MAX network and the number of open offices in the Motto network. Our recurring revenue streams include continuing franchise fees, which are fixed contractual fees paid monthly by RE/MAX and Motto franchisees, and annual dues, which are paid annually by RE/MAX agents. For the years ended December 31, 2021, 2020 and 2019, these recurring revenue streams accounted for 62.3%, 62.1% and 64.4% of our revenue excluding the Marketing Funds, respectively. Broker fees are a variable revenue stream and represents a percentage, generally 1%, of the real estate commissions paid by customers when a RE/MAX agent buys or sells a home. For the years ended December 31, 2021, 2020 and 2019, Broker fees accounted for 26.5%, 24.8% and 21.9% of our revenue excluding the Marketing Funds, respectively. The remainder of our revenue is derived from franchise sales and renewals, preferred marketing arrangements, event-based revenue, data service and technology product subscription revenue, and mortgage loan processing revenue. We evaluate the operating results of our segments based on revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). See Note 16, Segment Information, included in “Part II, Item 8.—Financial Statements and Supplementary Data” for further disclosures about segments and descriptions of Adjusted EBITDA.

Real Estate

The amount of revenue recognized varies significantly depending on whether RE/MAX affiliates are located in Company-Owned Regions in the U.S. and Canada, Independent Regions in the U.S. and Canada, or Global Regions outside of the U.S. and Canada, with the greatest amounts in Company-Owned Regions.

Revenue per Agent in Owned versus Independent RE/MAX Regions. We receive a higher amount of revenue per agent in our Company-Owned Regions than in our Independent Regions in the U.S. and Canada, and more in Independent Regions in the U.S. and Canada than in Global Regions. We receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-Owned Regions, whereas we receive only a portion of these fees in Independent Regions. We generally receive 15% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each particular Independent Region established by the terms of the applicable regional franchise agreement. We base our continuing franchise fees, annual dues and broker fees outside the U.S. and Canada on the same structure as our Independent Regions, except that the aggregate level of such fees is substantially lower in these markets. For the year, the average annual revenue per agent (excluding the Marketing Funds fees) was as follows:

(1)	In Company-Owned Regions we receive approximately $600 less per agent in Canada than we do for agents in the U.S. primarily due to different Broker Fees structures and as a result of foreign exchange differences between the U.S. dollar and the Canadian dollar.
(2)	Annual dues are currently a flat fee of US$410/CA$410 per agent annually for our U.S. and Canadian agents. The average per agent for the year ended December 31, 2021 in both Independent Regions and Company-Owned Regions reflects the impact of foreign currency movements related to revenue received from Canadian agents. The ratio of U.S. agents to Canadian agents in Independent Regions has increased as a result of the INTEGRA Independent Region acquisition.

Mortgage

Our revenue is derived in the U.S. from fixed monthly fees, franchise sales and renewals, and mortgage loan processing.

Marketing Funds

Our revenue is derived primarily from franchisees in Company-Owned Regions based on the number of RE/MAX agents in the respective franchise, with smaller contributions by Independent Region owners and the number of Motto open offices.

See Note 2, Summary of Significant Accounting Policies, included in “Part II, Item 8.—Financial Statements and Supplementary Data” for further disclosures about our various revenue streams.

Value Creation and Growth Strategy

As a franchisor, we generate favorable margins and healthy amounts of cash flow, which facilitate our value creation and growth strategy. As a leading franchisor in the residential real estate and mortgage industries in the U.S., Canada and globally, we create shareholder value by:

a)	growing organically primarily by growing and monetizing our RE/MAX network of almost 9,000 offices and over 140,000 agents and our Motto network of over 185 open offices;
b)	catalyzing growth by reacquiring regional RE/MAX franchise rights and acquiring other businesses complementary to our RE/MAX and Motto franchises; and
c)	returning capital to shareholders.

Organic Growth. We believe we have multiple opportunities to grow organically, including:

a)	RE/MAX agent count growth, particularly in Company-Owned Regions in the U.S. and Canada;
b)	Expansion of our mortgage segment including both Motto open offices and wemlo loan processing and technology services;
c)	pricing;

d)	increases in agent productivity and higher home prices; and
e)	Other opportunities like growing our First and G73 offerings.

RE/MAX Agent Count Growth. We returned to a period of net global agent growth in 2012, and our total year-over-year growth in agent count has continued through 2021.

RE/MAX Agent Count

Number of Agents at Quarter-End (1)

(1)	When we acquire an Independent Region, agents in that region are moved from the Independent Region agent count to the Company-Owned Region agent count during the quarter of the acquisition. As a result, the shift in the third quarter of 2021 from Independent Region agents to Company-owned Region agents in the graph above is primarily the result of the acquisition of INTEGRA.

RE/MAX Agent Count Year-Over-Year Growth Rate by Geography

From time to time, we use recruitment programs to increase agent count growth, including some that incentivize recruitment through temporary waivers of fees for new agents.

Pricing. Given the low fixed costs of our franchise model, modest increases in aggregate fees per agent should positively affect our profitability. We may occasionally increase our aggregate fees per agent in our Company-Owned Regions as we enhance the value we offer to our network. We are judicious with respect to the timing and amount of increases in aggregate fees per agent and our strategic focus remains on growing agent count through franchise sales, recruiting programs and retention initiatives. Following are the annualized average price increases for the previous five years, reflected in the year in which the increase was effective.

	2017	2018	2019	2020	2021
Continuing Franchise Fees
Company-Owned Regions - U.S.	—	—	—	—	3.8%
Company-Owned Regions - Canada	1.9%	—	—	—	—

Annual Dues
Company-Owned Regions - U.S.	2.5%	—	—	—	—
Company-Owned Regions - Canada	2.5%	—	—	—	—

Organic Growth from Global Regions. We have a growing global presence with our agent count outside the U.S. and Canada growing almost 6% in 2021 and 22% over the past two years combined and now surpasses 56,000 agents. Over the last two decades, the size of the RE/MAX network outside of the U.S. and Canada has grown to represent over a third of total RE/MAX agent count. However, we earn substantially more of our revenue in the U.S. and Canada than in other countries as a result of the higher average revenue per agent. In Global Regions our technology platform is not included with our core technology offerings to franchisees, and we believe offering our technology platform internationally is a long-term growth opportunity.

RE/MAX Agents by Geography As of Year-end 2021	Real Estate Revenue by Geography (a) Percent of 2021 Revenue

(a)	Excludes revenues from the Marketing Funds, Mortgage and Other.

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

Growth Catalysts through Acquisitions. We intend to continue to pursue acquisitions of regional RE/MAX franchise rights in a number of Independent Regions, as well as other acquisitions in related areas that build on or support our core competencies in franchising and real estate, that are complementary to our RE/MAX and Motto businesses and that diversify and expand our revenue and growth opportunities.

Independent Region Acquisitions. The acquisition of an Independent Region franchise substantially increases our revenue per agent, provides an opportunity for us to enhance profitability and enables us to deliver our affiliates a consistent value proposition. While both Company-Owned Regions and Independent Regions charge relatively similar fees to their brokerages and agents, we only receive a percentage of the continuing franchise fee, broker fee and initial franchise and renewal fee in Independent Regions. By acquiring regional franchise rights, we can capture 100% of these fees and substantially increase the average revenue per agent for agents in the acquired region, which, as a result of our low fixed-cost structure, further increases our overall margins. In addition, we believe we can establish operational efficiencies and improvements in financial performance of an acquired region by leveraging our existing infrastructure and experience.

Flow through Independent Regions

Other Acquisitions. We may pursue other acquisitions, either of other brands, or of other businesses related to our core competencies of real estate, mortgage and franchising that we believe can help enhance the value proposition that we provide to our affiliates and can diversify and enhance our revenue and growth opportunities. Our acquisition of First and wemlo highlight our focus on investing in the value proposition for our franchisees by providing them with enhanced technology offerings and unique services. First’s proprietary algorithm and machine-learning capabilities helps U.S. agents predict who within their sphere of influence is more likely to list a home for sale in the next six to twelve months. By leveraging First’s proprietary technology, RE/MAX agents can further capitalize on their industry leading productivity per agent. Our acquisition of wemlo was completed to provide quality, dependable and secure mortgage loan processing services. Wemlo’s loan processing services combined with its all-in-one digital loan processing platform has been uniquely developed to suit the needs of professionals in the mortgage brokerage channel. We continue to enhance the data capabilities across our organization and securing the location intelligence data that powers our core RE/MAX technology platform with the acquisition of The Gadberry Group (“Gadberry”) in 2020, which has now been rebranded as G73, and is integral to our future revenue and growth diversification opportunities.

Return of Capital to Shareholders. We are committed to returning capital to shareholders, either through the payment of dividends or through the repurchase of shares of our Class A common stock, as part of our value creation strategy. We have paid quarterly dividends since the completion of our first full fiscal quarter as a publicly traded company, or April of 2014. On February 22, 2022, we announced that our Board of Directors approved a quarterly dividend of $0.23 per share.

Quarterly Dividends

On January 11, 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. Our disciplined capital allocation approach allows us to return capital to shareholders while investing to drive future organic growth and catalyzing growth through acquisitions.

Competition

RE/MAX. The residential real estate brokerage business is fragmented and highly competitive. We compete against many different types of competitors - traditional real estate brokerages; non-traditional real estate brokerages, including some that offer deeply discounted commissions to consumers, and other entrants, including iBuyers. We compete in different ways for franchisees, for agents, and for consumers.

The majority of brokerages are independent, with the best-known being regional players. At the individual office level, oftentimes our most formidable competition is that of a local, independent brokerage. Brokerages affiliated with franchises tend to be larger, on average, than independents and are part of a national network. Our largest national competitors in the U.S. and Canada include the brands operated by Realogy Holdings Corp. (including Century 21, Coldwell Banker, ERA, Sotheby’s, Corcoran and Better Homes and Gardens), Berkshire Hathaway Home Services, Keller Williams Realty, Inc. and Royal LePage. Our franchisees also compete to attract and retain agents against real estate franchisors which offer 100% commissions and low fees to agents. These competitors include HomeSmart and Realty ONE Group.

We also compete against non-traditional real estate brokerages in the U.S. and Canada such as Redfin that offer deeply discounted commissions to consumers. Even among competitors with traditional models, there are variations such as the “hybrid” classification of Compass (a national bricks-and-mortar brokerage emphasizing a focus on technology), and the virtual brokerage (no brokerage offices) platform of eXp Realty.

Another emerging category of competition is made up of mortgage companies that have established inhouse brokerages with their own agents, including Rocket Mortgage and Better Mortgage.

Our efforts to target consumers and connect them with a RE/MAX agent via our websites also face competition from major real estate portals, such as Zillow and Realtor.com.

We also compete for home sales against iBuyers, which offer to buy homes directly from homeowners, often at below-market rates, in exchange for speed and convenience, and then resell them shortly thereafter at market prices. Our largest national competitors in the U.S. in this category include Opendoor, Offerpad, and Redfin. Some traditional brokerages have begun to adapt to iBuyers by either partnering their agents with an iBuyer directly or by launching their own iBuyer program. Agents most often interact with iBuyers by evaluating iBuyer offers for home sellers (comparing to what the seller might receive by selling their home on the MLS), referring home sellers to an iBuyer for a referral fee or listing homes that are owned by iBuyers. Several of these iBuyers – Opendoor and Offerpad – have opened inhouse brokerages to not only handle their own properties, but to also list homes on the MLS for homeowners who are not using their iBuyer services.

Likewise, the support services we provide to RE/MAX franchisees and agents also face competition from various providers of educational, back-office management, marketing, social integration and lead generation services. We believe that competition in the real estate brokerage franchise business is based principally upon the reputational strength of the brand, the quality of the services offered to franchisees, and the amount of franchise-related fees to be paid by franchisees.

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

Motto. Motto does not originate loans, and therefore does not compete in the mortgage origination business. The mortgage origination business in which Motto franchisees participate is highly competitive and competition for talented loan originators and loan processors has increased as a result of the current interest rate environment in the U.S. While there are no national mortgage brokerage franchisors in the United States at the present time other than Motto, the mortgage origination business is characterized by a variety of business models. While real estate brokerage owners are our core market for the purchase of Motto franchises, such owners may form independent, non-franchised mortgage brokerages or correspondent lenders. They may enter into joint ventures with lenders for mortgage originations, and they may elect not to enter the mortgage origination business themselves, but instead earn revenue from providing marketing and other services to mortgage lenders.

Intellectual Property

We regard our RE/MAX trademark, balloon logo and yard sign design trademarks as having significant value and as being important factors in the marketing of our brand. We protect the RE/MAX and Motto brands through a combination of trademarks and copyrights. We have registered “RE/MAX” as a trademark in the U.S., Canada, and over 150 other countries and territories, and have registered various versions of the RE/MAX balloon logo and real estate yard sign design in numerous countries and territories as well. We have registered "Motto" and "Motto Mortgage" as trademarks in the U.S. and registered "Motto" as a trademark in other countries as well. We also are the registered holder of a variety of domain names that include “remax,” “motto,” and similar variations, including addresses that we offer to our Global Regions to use as their primary internet address.

Corporate Structure and Ownership

Holdings is a holding company incorporated in Delaware and its only business is to act as the sole manager of RMCO, LLC (“RMCO”). In that capacity, Holdings operates and controls all of the business and affairs of RMCO. RMCO is a holding company that is the direct or indirect parent of all of our operating businesses, including RE/MAX, LLC and Motto Franchising, LLC. As of December 31, 2021, Holdings owns 60.0% of the common units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 40.0% of common units in RMCO. RIHI, Inc. is majority owned and controlled by David Liniger, our Chairman and Co-Founder, and by Gail Liniger, our Vice Chair and Co-Founder.

The diagram below depicts our organizational structure:

The holders of Holdings Class A common stock collectively own 100% of the economic interests in Holdings, while RIHI owns 100% of the outstanding shares of Holdings Class B common stock.

Pursuant to the terms of the Company’s Certificate of Incorporation, RIHI, as holder of all of Holdings’ Class B common stock is entitled to a number of votes on matters presented to Holdings’ stockholders equal to the number of RMCO common units that RIHI holds. Through its ownership of the Class B common stock, RIHI holds 40.0% of the voting power of the Company’s stock as of December 31, 2021. Mr. Liniger also owns Class A common stock with an additional 1.1% of the voting power of the Company’s stock as of December 31, 2021.

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

In connection with the initial sale of RMCO common units in October 2013, Holdings entered into Tax Receivable Agreements (“TRAs”) which require that Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. We believe 85% is common for tax receivable agreements. The TRA holders as of December 31, 2021 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. Similar to the deferred tax assets, the TRA liabilities would increase if Holdings acquires additional common units of RMCO from RIHI. The deferred tax assets and related TRA liabilities are valued, in part, based on the enacted U.S. and state corporate tax rates.

Human Capital Management

The majority of our 639 full-time employees are located in Denver, Colorado, with the remainder spread throughout the U.S. and Canada. As a franchisor, we refer to ourselves as “A business that builds businesses,” and our franchisees are all independently operated. Their employees and independent contractor agents are therefore not included in our employee count. None of our employees are represented by a union. The following table summarizes our employee makeup by function at December 31 of each year:

	2021	2020	% change
Employee function
Technology	35%	39%	(4)%
Sales and franchise development	28%	26%	2%
Marketing, education and events	15%	14%	1%
Shared services	22%	21%	1%
Total	100%	100%

When searching for new employees, we look for bright, forward-thinking individuals who want to help entrepreneurs build their businesses. Our mission is to be the worldwide leader in real estate, achieving our goals by helping others achieve theirs. To achieve this, we hire individuals who reflect our M.O.R.E. core values:

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

Employee wellness and engagement. The safety of our employees is a top priority. Our investments in technology allow for a remote working strategy when appropriate, with only limited numbers of employees whose duties are facility-dependent still coming into our facilities during times of concern. We have continued to invest in new collaboration tools and technology to allow our workforce to effectively work remotely.

We conduct regular confidential surveys of our employees to determine employee satisfaction and to identify areas of employee engagement that require management attention. Two fundamental questions that senior leadership weighs heavily and their results compared to U.S. national averages (per our engagement survey vendor) are as follows:

Leadership compensation and retention. Our philosophy is that compensation should aim to align the goals of management with the interests of the Company and its stockholders and attract and retain talented people with the skills to help the Company achieve its goals. Toward these ends, we seek to provide a competitive level of compensation that balances rewards for both short-term performance and longer-term value creation, promotes accountability, incentivizes and rewards both corporate and individual performance without encouraging imprudent risk taking. This philosophy drives all aspects of officer compensation, including our base pay guidelines, annual incentives, and grants of long-term equity-based compensation awards. A substantial portion of each of our executive officer’s compensation is at risk. Annual succession planning for senior leadership is overseen by our Board of Directors, including development plans for the next level of our senior leaders. Annual talent reviews focus on both high performers as well as those with high potential to keep our pipeline of tomorrow’s leaders full.

Diversity and inclusion. As a franchisor, human capital development and opportunity are foundational elements of our business model. Diversity and inclusion permeate our networks as we offer motivated entrepreneurs in over 110 countries and territories the opportunity to be successful small business owners in real estate. Moreover, we have been a leader in expanding opportunities for women within real estate since our founding almost 50 years ago. In our early days, one of the keys to our initial success was an intentional decision to target women to join our RE/MAX network as real estate agents, which helped create professional opportunities for women in a persistently male-dominated industry at the time. Through the years, we have made leadership opportunities for women a priority within our organization. For example, in the history of the Company, two of our five CEOs were women, and today, two of our five executive officers and five of our 11 board members are female. Globally, approximately 47% of our RE/MAX franchises have at least one female owner and 52% of our agents are women, as of December 31, 2021. We have an ongoing commitment to diversity and inclusion and continue to expand our efforts around this important topic. To ensure our affiliates as well as our employees are informed, educated and engaged, we infuse education on diversity and inclusion at key Company events and routinely promote available educational resources. RE/MAX has partnered with multiple industry advocacy groups that promote diversity and equality in homeownership. These partnerships include providing financial support in their efforts, participating in panel discussions at their events, attending national and chapter educational sessions, and much more.

Seasonality

The residential housing market is seasonal, with transactional activity in the U.S. and Canada typically peaking in the second and third quarter of each year. Our results of operations are somewhat affected by these seasonal trends. Our Adjusted EBITDA margins are often lower in the first and fourth quarters due primarily to the impact of lower broker fees and other revenue as a result of lower overall sales volume, as well as higher selling, operating and administrative expenses in the first quarter for expenses incurred in connection with the RE/MAX annual agent convention.

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

Available Information

RE/MAX Holdings, Inc. is a Delaware corporation and its principal executive offices are located at 5075 South Syracuse Street, Denver, Colorado 80237, telephone (303) 770-5531. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of the Company’s website, www.remaxholdings.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The content of the Company’s website is not incorporated into this report. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company.

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

Our financial results depend upon the operational and financial success of our franchisees and, for RE/MAX, their agents and for Motto Mortgage, their loan originators. Our franchise systems provide substantial autonomy to these independent franchisees, more so than is common in other franchised industries such as hospitality. With this autonomy goes the fact that we have little control over their day-to-day operations. If our franchisees’ financial results worsen, our revenue may decline. We terminate franchisees for non-payment, non-reporting and other non-compliance with their franchise agreements and we may terminate franchisees more frequently in the future.

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

In addition to claims over individual or isolated franchisee actions, third parties could attempt to hold us responsible for actions of our franchisees and their agents in the aggregate. Our franchised business model is unlike a traditional, integrated corporation where company-owned outlets provide goods or services to consumers and the corporation has direct responsibility for operations at those outlets. Our franchised business model is also unlike many franchisors in other industries—such as the restaurant and hospitality industries—where franchisors may dictate many operational details of the franchisees’ businesses and the delivery of goods and services to consumers and thereby have some of the liability for those or other aspects of the franchisees’ operations. Because we franchise in professional service fields where licensure is required—real estate and mortgage brokerage—we do not dictate or control the day-to-day operations or the advice provided by our franchisees or their affiliated sales associates or loan originators. Nonetheless, third parties may try to hold us liable for actions of our franchisees and their agents or loan originators, even when we have no involvement with those actions and they are beyond our control and, we believe, should not result in liability to us. As a franchisor, unlike an integrated corporation, we obtain in fees only a small portion of the revenue of our franchisees, and as a result our capital is very limited in comparison with the size of our entire franchise networks. Therefore, if third parties were successful in asserting liability for practices of our franchise network in its entirety, and in holding us vicariously responsible for that liability, the resulting damages could exceed our available capital, could materially affect our earnings, or even render us insolvent.

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

We may not successfully manage the transition associated with the resignation of our Chief Executive Officer and the appointment of a new Chief Executive Officer, which could have an adverse impact on us.

In January 2022, Adam Contos reached an understanding with our Board of Directors regarding his decision to leave the Company effective March 31, 2022. In connection therewith, our Board of Directors appointed Stephen Joyce to serve as Chief Executive Officer on an interim basis upon Mr. Contos’ departure and to serve as Co-Chief Executive Officer with Mr. Contos during an anticipated one-month time period from March 1, 2022 to March 31, 2022, to allow for an orderly transition of responsibilities. Our Board of Directors intends to initiate a search process to identify a permanent Chief Executive Officer replacement. Although our Board of Directors is confident in the interim leadership of Mr. Joyce due to his proven success leading global franchise operations, leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent Chief Executive Officer may cause disruption within the Company. In addition, if we are unable to attract and retain a qualified candidate to become the permanent Chief Executive Officer in a timely manner, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted. This may also impact our ability to retain and hire other key members of management.

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

As a result of this competition, we may face many challenges in adding franchises and attracting agents in new and existing markets to expand our network, as well as other challenges such as:

●	selection and availability of suitable markets;
●	finding qualified franchisees in these markets who are interested in opening franchises on terms that are favorable to us;
●	increasing our local brand awareness in new markets; and
●	attracting and educating qualified local agents.

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

RIHI, a company controlled by David Liniger, our current Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder, respectively, owns all of our outstanding Class B common stock. Although RIHI no longer controls a majority of the voting power of RE/MAX Holdings’ common stock, RIHI remains a significant stockholder of the Company and through its ownership of the Class B common stock and holds 40.0% of the voting power of the Company’s stock. Mr. Liniger also personally owns Class A common stock with an additional 1.1% of the voting power of the Company’s stock. Therefore, RIHI has the ability to significantly influence all matters submitted to a vote of our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in leased offices in Denver, Colorado. The lease consists of approximately 231,000 square feet and expires in April 2028. We also lease another office building in Denver, Colorado which consists of approximately 20,000 square feet and expires in February 2034.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “RMAX”. As of February 22, 2022, we had 45 stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc. (“RIHI”), and there is no public market for these shares.

4

For the years ended December 31, 2021 and 2020 we declared a $0.23 and $0.22 per share dividend for each quarter during those calendar years, respectively. We intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis. However the timing and amount of those dividends will be subject to approval and declaration by our Board of Directors and will depend on a variety of factors, including the financial results and cash flows of RMCO, LLC and its consolidated subsidiaries (“RMCO”), distributions we receive from RMCO, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. All dividends declared and paid will not be cumulative. See Note 5, Earnings Per Share and Dividends to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Performance Graph

The following graph and table depict the total return to stockholders from December 31, 2016 through December 31, 2021, relative to the performance of the S&P SmallCap 600 Index, S&P 500 Index and S&P Homebuilders Select Industry Index. The graph assumes that $100 was invested at the closing price on December 31, 2016 and that all dividends were reinvested.

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

None.

4

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes thereto (“financial statements”) included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Item 1A.—Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries (collectively, the “Company,” “we,” “our” or “us”).

Executive Summary

Business Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the RE/MAX brand and mortgage brokerages in the U.S. under the Motto Mortgage brand. We also sell ancillary products and services, primarily technology, to our franchise networks and, in certain instances, we commercialize those offerings outside our franchise networks. RE/MAX and Motto are 100% franchised—we do not own any of the brokerages that operate under these brands. We focus on enabling our networks’ success by providing powerful technology, quality education, and valuable marketing to build the strength of the RE/MAX and Motto brands. Though we support our franchisees in growing their brokerages, our franchisees fund the cost of developing their brokerages. As a result, we maintain a relatively low fixed-cost structure which, combined with our primarily recurring fee-based revenue model, enables us to optimize the inherent leverage of the franchising business, yielding high margins and significant cash flow.

To best serve our customers, we are organized into the following segments based on the services we provide:

●	Real Estate, which includes our RE/MAX brand and G73 and First product offerings;
●	Mortgage, which includes our Motto Mortgage and wemlo brands; and
●	Marketing Funds, which includes our collective franchise marketing funds, which operate at no profit.

Acquisition

On July 21, 2021, we acquired the operating companies of the North American regions of RE/MAX INTEGRA (“INTEGRA”) for cash consideration of approximately $235 million. INTEGRA’s regions include five Canadian provinces (New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario and Prince Edward Island) and nine U.S. states (Connecticut, Indiana, Maine, Massachusetts, Minnesota, New Hampshire, Rhode Island, Vermont and Wisconsin).The acquisition converted these formerly Independent Regions into Company-Owned Regions, allowing us to scale, enhance our ability to deliver value to our affiliates and recapture the value differential of more than 19,000 agents (approximately 12,000 in Canada and 7,000 in the U.S.).

Financial and Operational Highlights

During 2021, we focused our efforts on increasing RE/MAX agent count; expanding our Motto brand through increased franchise sales and office openings; integrating G73, First and wemlo offerings; and purchasing and integrating INTEGRA. Our efforts contributed to the following results:

(Compared to the year ended December 31, 2020, unless otherwise noted)

●	Total revenue increased 23.9% of $329.7 million.
●	Total revenue excluding the Marketing Funds(a), increased 22.7%, or $45.7 million, and was comprised of 11.8% organic growth, 9.8% growth from acquisitions and 1.1% growth from foreign currency movements.

●	Net income (loss) attributable to RE/MAX Holdings, Inc. of ($15.6) million.
●	Adjusted EBITDA of $119.7 million and Adjusted EBITDA margin of 36.3% compared to Adjusted EBITDA of $92.6 million and Adjusted EBITDA margin of 34.8% from the prior year.
●	Total agent count increased by 3.1% to 141,998 agents.
●	U.S. and Canada combined agent count increased 1.4% to 85,471 agents with 10.0% Canadian agent growth more than offsetting a decline in U.S. agent count.
●	Total open Motto Mortgage offices increased 32.6% to 187 offices.
(a)	Revenue excluding the Marketing Funds is a non-GAAP measure of financial performance that differs from the U.S. Generally Accepted Accounting Principles. Revenue excluding the Marketing Funds is calculated directly from our consolidated financial statements as Total revenue less Marketing Funds fees.

The Financial and Operational Highlights, Results of Operations and Sources and Uses of Cash, for the years ended December 31, 2020 and 2019 and as compared to the year ended December 31, 2019 and 2018, respectively, has been previously disclosed in Item 7 of our 2020 Amendment No. 1 to Annual Report on Form 10-K/A and in Item 7 of our 2019 Annual Report on Form 10-K and are incorporated herein by reference.

Key Performance Indicators

Operating Performance Indicators

We believe that agent count (particularly in the U.S. and Canada) and open Motto offices, and to a lesser extent, RE/MAX and Motto franchise sales, are key operating measures of our success.

Financial Performance Indicators

We believe that revenue growth excluding the Marketing Funds and Adjusted EBITDA (both in dollars and margin) are key financial measures of our success.

Revenue Growth. The Marketing Funds operate at no profit; accordingly, there is no impact to overall profitability of the Company from these revenues. Because the Marketing Funds do not contribute to operating profit, we do not consider Marketing Funds revenue changes a part of our key performance indicators.

We review year-over-year revenue growth excluding the Marketing Funds as a key measure of our success in addressing customer needs. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

●	Organic – We define organic revenue growth as total revenue growth other than the Marketing Funds, acquisitions and foreign currency movements. We drive this type of revenue growth through many means, including by selling more franchises, expanding our franchise networks, increasing the productivity of our networks, pricing, increasing home prices, expanding wallet share of existing customers through up-selling and cross-selling efforts, securing new customer business, and selling new or enhanced product offerings.
●	Acquisitive – We define acquisitive revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition.
●	Foreign currency – We define the foreign currency impact on revenue as the difference between current revenue measured at current exchange rates and current revenue measured at the corresponding prior period exchange rates. Due to the significance of revenue transacted in foreign currencies, we believe it is important to measure the impact of foreign currency movements on revenue.

Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations for the last three years.

	As of December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	#	%	#	%
Agent Count:
U.S.	61,327	62,303	63,121	(976)	(1.6)%	(818)	(1.3)%
Canada	24,144	21,947	21,567	2,197	10.0%	380	1.8%
Subtotal	85,471	84,250	84,688	1,221	1.4%	(438)	(0.5)%
Outside U.S. and Canada	56,527	53,542	46,201	2,985	5.6%	7,341	15.9%
Total	141,998	137,792	130,889	4,206	3.1%	6,903	5.3%

Motto open offices (1)	187	141	111	46	32.6%	30	27.0%

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	#	%	#	%
RE/MAX franchise sales (2)	1,069	1,033	1,030	36	3.5%	3	0.3%
Motto franchise sales (1)	64	71	52	(7)	(9.9)%	19	36.5%
(1)	Excludes virtual offices and Branchises.
(2)	Includes franchise sales in the U.S., Canada and global regions.

	Year Ended
	December 31,
	2021	2020	2019
Total revenue	$329,701	$266,001	$282,293
Total selling, operating and administrative expenses	$179,873	$128,998	$119,232
Operating income (loss)	$(9,931)	$38,593	$68,970
Net income (loss)	$(24,620)	$20,546	$47,314
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(15,616)	$11,250	$25,280
Adjusted EBITDA (1)	$119,677	$92,558	$103,515
Adjusted EBITDA margin (1)	36.3%	34.8%	36.7%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Year Ended December 31, 2021 vs. Year Ended December 31, 2020

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2021	2020	$	%
Revenue:
Continuing franchise fees	$118,504	$90,217	$28,287	31.4%
Annual dues	35,549	35,075	474	1.4%
Broker fees	65,456	50,028	15,428	30.8%
Marketing Funds fees	82,391	64,402	17,989	27.9%
Franchise sales and other revenue	27,801	26,279	1,522	5.8%
Total revenue	$329,701	$266,001	$63,700	23.9%

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2021	2020	$	%
Revenue excluding the Marketing Funds:
Total revenue	$329,701	$266,001	$63,700	23.9%
Less: Marketing Funds fees	82,391	64,402	17,989	27.9%
Revenue excluding the Marketing Funds	$247,310	$201,599	$45,711	22.7%

Revenue excluding the Marketing Funds, increased $45.7 million or 22.7%, which was comprised of 11.8% organic growth, 9.8% acquisitive growth and 1.1% growth from foreign-currency movements. Organic growth increased primarily due to increased broker fees due to rising home prices and higher transactions per agent, temporary COVID-19 financial support introduced in the prior year, which included a waiver or discount of Continuing franchise fees, fewer agent recruiting initiatives versus the prior year, a price increase in RE/MAX continuing franchise fees, and Motto growth. Growth attributable to acquisitions was due to revenue from the RE/MAX INTEGRA North American regions acquisition. Consolidated revenue increased due to the aforementioned factors plus growth in Marketing Funds fees primarily from acquisitions.

Continuing Franchise Fees

Revenue from Continuing franchise fees increased primarily due to contributions from the acquisition of INTEGRA, temporary COVID-19 financial support initiatives in the prior year, which included a waiver or discount of Continuing franchise fees, fewer agent recruiting initiatives in the current year, RE/MAX monthly fee increases, and Motto expansion. Beginning April 1, 2021, there was an average price increase of 3.8% in RE/MAX Continuing franchise fees in most of our U.S. Company-Owned regions.

Broker Fees

Revenue from Broker fees increased primarily due to rising home prices, higher total transactions per agent and contributions from the acquisition of INTEGRA.

Marketing Funds fees

Revenue from the Marketing Funds fees increased primarily due to contributions from the acquisition of INTEGRA, temporary COVID-19 financial support initiatives introduced in the prior year, which included a waiver or discount of Marketing Funds fees, and fewer agent recruiting initiatives in the current year.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to incremental revenue from our 2020 acquisitions of wemlo and Gadberry, partially offset by continued attrition of booj’s legacy customer base and lower event-based revenue due to our 2021 annual agent conference having limited in-person attendance due to COVID-19 restrictions.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2021	2020	$	%
Operating expenses:
Selling, operating and administrative expenses	$179,873	$128,998	$(50,875)	(39.4)%
Marketing Funds expenses	82,391	64,402	(17,989)	(27.9)%
Depreciation and amortization	31,333	26,106	(5,227)	(20.0)%
Settlement and impairment charges	46,035	7,902	(38,133)	n/m %
Total operating expenses	$339,632	$227,408	$(112,224)	(49.3)%
Percent of revenue	103.0%	85.5%

n/m – not meaningful

Selling, Operating and Administrative Expenses

Selling, operating and administrative expenses consists of personnel costs, professional fee expenses, lease costs and other expenses. Other expenses within selling, operating and administrative expenses include certain marketing and production costs that are not paid by the Marketing Funds, including travel and entertainment costs, and costs associated with our events and technology services.

A summary of the components of our selling, operating and administrative expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2021	2020	$	%
Selling, operating and administrative expenses:
Personnel	$110,748	$75,569	$(35,179)	(46.6)%
Professional fees	24,988	12,909	(12,079)	(93.6)%
Lease costs	8,428	8,861	433	4.9%
Other	35,709	31,659	(4,050)	(12.8)%
Total selling, operating and administrative expenses	$179,873	$128,998	$(50,875)	(39.4)%
Percent of revenue	54.6%	48.5%

Total selling, operating and administrative expenses increased as follows:

●	Personnel costs increased primarily due to higher equity-based compensation expense (see Note 13, Equity-Based Compensation). In addition, increased headcount largely from acquisitions, compensation increases for existing employees, higher costs due to an increase in the corporate bonus from the prior year, and higher costs associated with acquiring and integrating new companies also contributed to the increase.
●	Professional fees increased primarily due to an increase in acquisition related expenses, primarily related to advisor, legal, accounting and tax fees from acquiring INTEGRA. Legal fees also increased including fees related to the Moehrl-related suits (See section titled “Legal Proceedings,” set forth in Part I, Item 3 of this Annual Report on Form 10-K).
●	Other selling, operating and administrative expenses increased primarily due to higher travel and events expenses, increased spend on technology, and increased acquisition and integration expenses, partially offset by lower bad debt expense driven by improved collections.

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to new amortization related to our acquisitions.

Settlement and Impairment Charges

Loss on Contract Settlement (2021)

We recorded a $40.9 million loss on our contractual relationship with INTEGRA which was settled with the acquisition of INTEGRA. The loss represents the fair value of the difference between the historical contractual rates paid by INTEGRA and the current market rate. The loss is recorded in “Settlement and impairment charges” in the accompanying Consolidated Statements of Income (Loss). See Note 6, Acquisitions for additional information about our acquisition.

Impairment Charge – Goodwill (2021)

We identified impairment indicators associated with the First reporting unit in the Real Estate segment, primarily due to lower than expected adoption rates of the technology, resulting in downward revisions to long-term forecasts which is a significant input in the fair value of the reporting unit. Therefore, we performed an interim impairment test on the goodwill of the First reporting unit and recorded a non-cash impairment charge of $5.1 million. See Note 8, Intangible Assets and Goodwill for additional information.

Impairment charge – leased assets (2020)

We began executing on a plan to both refresh our corporate headquarters and sublease space made available through the refresh. As a result, we performed an impairment test on the portion of our headquarters we intend to sublease and recognized an impairment charge of $7.9 million. See Note 3, Leases, for additional information about our leases.

Other Expenses, Net

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2021	2020	$	%
Other expenses, net:
Interest expense	$(11,344)	$(9,223)	$(2,121)	23.0%
Interest income	217	340	(123)	(36.2)%
Foreign currency transaction gains (losses)	(839)	(2)	(837)	n/m %
Loss on early extinguishment of debt	(264)	—	(264)	n/m %
Total other expenses, net	$(12,230)	$(8,885)	$(3,345)	37.6%
Percent of revenue	3.7%	3.3%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense and loss on extinguishment of debt because of the refinance and increase of our Senior Secured Credit Facility (see Note 10, Debt, for more information) the proceeds of which were used to fund the acquisition of INTEGRA. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

Our effective income tax rate was (11.1)% and 30.8% for the years ended December 31, 2021 and 2020, respectively. The change in the effective tax rate was primarily due to (a) the $40.9 million loss on contract settlement that has no tax provision; (b) decreases in the 2021 provision for income taxes related to the settlement of uncertain tax positions; and (c)

2020 nonrecurring taxes arising from the conversion of wemlo and First from C Corporations to flow-through entities (which is expected to provide long-term tax amortization benefits). See Note 12, Income Taxes for additional information.

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

Adjusted EBITDA was $119.7 million for the year ended December 31, 2021, an increase of $27.1 million from the comparable prior year period. Adjusted EBITDA increased due to higher broker fees, temporary COVID-19 financial support initiatives in the prior year, incremental revenue from fewer agent recruiting initiatives, a price increase in RE/MAX continuing franchise fees, and improved collections, partially offset by higher personnel costs due an increase in the corporate bonus compared to the prior year, headcount increases and compensation increases for existing employees in our Real Estate segment offset by continued investment in our Mortgage segment. Adjusted EBITDA also increased due to contributions from the acquisition of INTEGRA.

Non-GAAP Financial Measures

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. GAAP, such as Revenue excluding the Marketing Funds and Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP.

Revenue excluding the Marketing Funds is a non-GAAP measure of financial performance that differs from the U.S. Generally Accepted Accounting Principles. Revenue excluding the Marketing Funds is calculated directly from our consolidated financial statements as Total revenue less Marketing Funds fees.

We define Adjusted EBITDA as EBITDA (consolidated net income (loss) before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our audited financial statements included elsewhere in this Annual Report on Form 10-K), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: gain or loss on sale or disposition of assets, settlement and impairment charges, equity-based compensation expense, acquisition-related expense, gains or losses from changes in the tax receivable agreement liability, expense or income related to changes in the fair value measurement of contingent consideration and other non-recurring items.

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

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Net income (loss)	$(24,620)	$20,546	$47,314
Depreciation and amortization	31,333	26,106	21,792
Interest expense	11,344	9,223	12,229
Interest income	(217)	(340)	(1,446)
Provision for income taxes	2,459	9,162	10,982
EBITDA	20,299	64,697	90,871
(Gain) loss on sale or disposition of assets	5	600	342
Loss on contract settlement (1)	40,900	—	—
Loss on extinguishment of debt (2)	264	—	—
Impairment charge - leased assets (3)	—	7,902	—
Impairment charge - goodwill (4)	5,123	—	—
Equity-based compensation expense	34,298	16,267	10,934
Acquisition-related expense (5)	17,422	2,375	1,127
Fair value adjustments to contingent consideration (6)	309	814	241
Other	1,057	(97)	—
Adjusted EBITDA	$119,677	$92,558	$103,515

(1)	Represents the effective settlement of the pre-existing master franchise agreements with INTEGRA that was recognized with the acquisition. See Note 6, Acquisitions for additional information.
(2)	The loss was recognized in connection with the amended restated Senior Secured Credit Facility. See Note 10, Debt for additional information.
(3)	Represents the impairment recognized on a portion of our corporate headquarters office building in the prior year. See Note 3, Leases for additional information.
(4)	Lower than expected adoption rates of the First technology resulted in downward revisions to long-term forecasts, resulting in an impairment charge to the First reporting unit goodwill. See Note 8, Intangible Assets and Goodwill for additional information.
(5)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the evaluation, due diligence, execution and integration of acquisitions.
(6)	Fair value adjustments to contingent consideration include amounts recognized for changes in the fair value of the contingent consideration liabilities. See Note 11, Fair Value Measurements, to the accompanying consolidated financial statements for additional information

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our agent and franchise base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by a number of factors including agents in the RE/MAX network, particularly in Company-Owned Regions. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	investments in technology and Motto;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments and related interest payments on our Senior Secured Credit Facility;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company;
(ix)	payments to the TRA parties pursuant to the TRAs; and
(x)	share buybacks.

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

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans at $1.2 million per quarter. We are also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF” as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR” as defined in the Senior Secured Credit Facility) is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required.

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

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”)) on or before June 2023 (the LIBOR Rate cessation date). As of December 31, 2021, the interest rate on the term loan facility was 3.0%.

Whenever amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio (calculated as net debt to EBITDA as defined therein). A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit.

As of December 31, 2021, we had $452.1 million of term loans outstanding, net of unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of December 31, 2021, and 2020, we had $126.3 million and $101.4 million, respectively, in cash and cash equivalents, of which approximately $8.9 million and $4.2 million were denominated in foreign currencies, respectively.

	Year Ended
	December 31,
	2021	2020
Cash provided by (used in):
Operating activities	$42,442	$70,847
Investing activities	(194,922)	(17,530)
Financing activities	189,352	(35,999)
Effect of exchange rate changes on cash	300	308
Net change in cash, cash equivalents and restricted cash	$37,172	$17,626

Operating Activities

Cash provided by operating activities decreased primarily as a result of:

●	an increase in Adjusted EBITDA of $27.1 million that more than offset by;
●	a decrease due to the loss on contract settlements of $40.9 million;
●	a decrease due to higher tax payments of $10.6 million, primarily related to settlement of uncertain tax positions;
●	a decrease due to higher acquisition related costs, which are excluded from Adjusted EBITDA; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the year ended December 31, 2021, the change in cash (used in) provided by investing activities was primarily the result of the INTEGRA acquisition and work completed on our corporate headquarters refresh.

Financing Activities

During the year ended December 31, 2021, the change in cash provided by (used in) financing activities was primarily due to net cash received from the increase in our term loan.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $15.2 million, $6.9 million and $13.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts primarily relate to spend on our corporate headquarters refresh and investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2022 are expected to be between $10.0 million and $13.0 million. See Financial and Operational Highlights above for additional information.

Return of Capital

Our Board of Directors approved quarterly cash dividends of $0.23 and $0.22 per share on all outstanding shares of Class A common stock every quarter in 2021 and 2020, respectively, as disclosed in Note 5, Earnings Per Share and Dividends. On February 22, 2022, we announced that our Board of Directors approved a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on March 16, 2022 to stockholders of record at the close of business on March 4, 2022. On January 11, 2022, we announced that our Board of Directors authorized a common stock repurchase program of up to $100 million. Future capital allocation decisions with respect to return of capital either in the form of additional future dividends, and, if declared, the amount of any such future dividend, or in the form of share buybacks, will be subject to our actual future earnings and capital requirements and any amounts authorized will be at the discretion of our Board of Directors.

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

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2021, the Company reflected a total liability of $30.5 million under the terms of its TRAs. The liability pursuant to the TRAs will increase upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. Payments are made on this liability as tax benefits are realized by Holdings.

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Year Ended
	December 31,
	2021	2020
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$2,650	$3,006
Dividend distributions	11,556	11,052
Total distributions to RIHI	14,206	14,058
Payments pursuant to the TRAs	3,444	3,562
Total distributions to RIHI and TRA payments	$17,650	$17,620

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Credit Facility (including current portion) (1)	$457,700	$4,600	$9,200	$9,200	$434,700
Interest payments on credit facility (2)	88,343	13,869	27,355	26,758	20,361
Lease obligations (3)	59,460	8,187	17,100	19,942	14,231
Payments pursuant to tax receivable agreements (4)	30,503	3,610	6,785	6,801	13,307
Vendor contracts (5)	47,561	44,114	3,447	—	—
Estimated undiscounted contingent consideration payments (6)	8,150	1,168	3,424	3,558	—
	$691,717	$75,548	$67,311	$66,259	$482,599

(1)	We have reflected full payment of our Senior Secured Credit Facility in July 2028 at maturity. The Senior Secured Credit Facility may require additional prepayments throughout the term of the loan based on the TLR as discussed above.
(2)	The variable interest rate on the Senior Secured Credit Facility is assumed at the interest rate in effect as of December 31, 2021 of 3.0%.
(3)	We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $4.5 million in the aggregate, are included in the table above, See Note 3, Leases, to the accompanying consolidated financial statements for more information.
(4)	As described elsewhere in this Annual Report on Form 10-K, we entered into TRAs, that will provide for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of tax deductions arising from the increase in tax basis in RMCO’s assets.
(5)	Represents outstanding purchase orders with vendors initiated in the ordinary course of business for operating and capital expenditures, including payments from the Marketing Funds.
(6)	Represents estimated payments to the former owner of Motto and former owners of Gadberry as required per the purchase agreements. See Note 11, Fair Value Measurements, to the accompanying consolidated financial statements for more information.

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of December 31, 2021.

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

Mortgage Goodwill

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

The Mortgage reporting unit, which has a carrying value of goodwill as of December 31, 2021 of $18.6 million, is an early-stage business and its fair value is tied primarily to franchise sales over the next several years, the adoption rate of wemlo processing services, and the discount rate used in our discounted cash flow analysis. Failure to achieve targeted franchise sales (which are currently estimated at between 70 and 80 per year over the next 10 years) or loan processing double digit annualized growth rates could result in an impairment of this goodwill balance.

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

We engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets, primarily franchise rights, and in measuring the loss on settlement of pre-existing master franchise contracts (if applicable). The timing and amount of expected future cash flows used in the valuation requires estimates, among other items, of revenue and agent growth rates, operating expenses and expected operating cash flow margins. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties. Any estimate of loss on settlement is dependent on determining market rates for similar services. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period of one year or less as we finalize valuations for the assets acquired and liabilities assumed. If estimates or assumptions used to complete the initial purchase price allocation and estimate the fair value of acquired assets and liabilities significantly differed from assumptions made in the final valuation, the allocation of purchase price between goodwill and intangibles could significantly differ. Such a difference would impact future earnings through amortization expense of these intangibles. In addition, if forecasts supporting the valuation of the intangible assets or goodwill are not achieved, impairments could arise, as discussed further above.

Deferred Tax Assets and TRA Liability

As discussed in Item 1. Business, Holdings has twice acquired significant portions of the ownership in RMCO. When Holdings acquired this ownership in the form of common units, it received a significant step-up in tax basis on the underlying assets held by RMCO. The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired. The majority of the step-up in basis relates to intangibles assets, primarily franchise agreements and goodwill, and is included within deferred tax assets on our consolidated balance sheets. The computation of the step-up requires valuations of the intangible assets of RMCO and has the same complexities and estimates as discussed in Purchase Accounting for Acquisitions above. In addition, the step-up is governed by complex IRS rules that limit which intangibles are subject to step-up, and also imposes further limits on the amount of step-up. Given the magnitude of the deferred tax assets and complexity of the calculations, small adjustments to our model used to calculate these deferred tax assets can result in material changes to the amounts recognized , especially in years when Holdings acquires ownership interest in RMCO. There were no redemptions of common units in RMCO in the periods presented. However, if more common units of RMCO are redeemed by RIHI, the percentage of RE/MAX Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur and such amounts are likely to be material.

Pursuant to the TRA agreements, Holdings makes annual payments to RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”) (a successor to the TRAs prior owners) equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. A TRA liability of $30.5 million exists as of December 31, 2021 for the future cash obligations expected to be paid under the TRAs and is not discounted. The calculation of this liability is a function of the step-up described above and therefore has the same complexities and estimates. Similar to the deferred tax assets, these liabilities would likely increase materially if RIHI redeems additional common units of RMCO.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the year ended December 31, 2021, we recognized a benefit to bad debt due to significantly improved collections. For the years ended December 31, 2020 and 2019, bad debt expense was less than approximately 2% of revenue.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At December 31, 2021, $457.7 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. As of December 31, 2021, the interest rate was 3.0%. If LIBOR rises such that our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income (loss) due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash, accounts receivable and liability balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. To mitigate a portion of this risk related to (b), we enter into short-term foreign currency forwards to minimize exposures related to foreign currency. See Note 2, Summary of Significant Accounting Policies, for more information. In addition, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions.

During the year ended December 31, 2021, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $1.2 million, respectively, related to currency risk (a) above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RE/MAX Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Settlement of pre-existing master franchise agreements and the acquisition date fair value of acquired franchise agreement intangibles

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company acquired the operating companies of the North America regions of RE/MAX INTEGRA (Integra) on July 21, 2021 for cash consideration of approximately $235.0 million. The Company acquired these companies in order to convert these formerly Independent Regions into Company-Owned Regions. The Company allocated $40.9 million of the purchase price to a loss on the pre-existing master franchise agreements with Integra, which were below market terms and were effectively settled with the acquisition. The Company allocated the remaining purchase price to the fair value of assets acquired and liabilities assumed, including $92.3 million allocated to franchise agreement intangibles. The consideration allocated to effective settlement of pre-existing master franchise agreements and the fair value of acquired franchise agreement intangibles is determined by forecasting financial results and applying an assumed discount rate.

We identified the consideration allocated to effective settlement of pre-existing master franchise agreements and the fair value of acquired franchise agreement intangibles recognized in the purchase price allocation for the Integra acquisition as a critical audit matter. Specifically, a high degree of auditor judgment was required to assess the revenue forecast, long-term growth rate, and discount rate assumptions used within the estimates as they represented subjective determinations of future market and economic conditions that were also sensitive to variation. Additionally, the assessment of the long-term growth rate and the discount rate assumptions required valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s purchase price allocation process. This included controls related to the determination of the revenue forecast, long-term growth rate and discount rate assumptions used. We evaluated the Company’s revenue forecasts by comparing the assumptions to historical revenues of Integra. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the long-term growth rate by comparing the rate to a long-term growth rate range that was independently developed using publicly available market data based on long-term inflation expectations and projected nominal domestic GDP growth. We also involved valuation professionals, who assisted in the evaluation of the selected discount rates by comparing the rates to a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/KPMG LLP

We have served as the Company’s auditor since 2003.

Denver, Colorado
February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited RE/MAX Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired the North American regions of RE/MAX INTEGRA (INTEGRA) on July 21, 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, INTEGRA’s internal control over financial reporting associated with 3.8% of total assets, excluding goodwill and intangible assets, and 8.5% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of INTEGRA.

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

/s/KPMG LLP

Denver, Colorado
February 23, 2022

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$126,270	$101,355
Restricted cash	32,129	19,872
Accounts and notes receivable, current portion, net of allowances	34,611	29,985
Income taxes receivable	1,754	1,222
Other current assets	16,010	13,938
Total current assets	210,774	166,372
Property and equipment, net of accumulated depreciation	12,686	7,872
Operating lease right of use assets	36,523	38,878
Franchise agreements, net	143,832	69,802
Other intangible assets, net	32,530	29,969
Goodwill	269,115	165,358
Deferred tax assets, net	51,314	50,702
Income taxes receivable, net of current portion	1,803	1,980
Other assets, net of current portion	17,556	15,435
Total assets	$776,133	$546,368
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,189	$2,108
Accrued liabilities	96,768	68,571
Income taxes payable	2,546	9,579
Deferred revenue	27,178	25,282
Current portion of debt	4,600	2,428
Current portion of payable pursuant to tax receivable agreements	3,610	3,590
Operating lease liabilities	6,328	5,687
Total current liabilities	146,219	117,245
Debt, net of current portion	447,459	221,137
Payable pursuant to tax receivable agreements, net of current portion	26,893	29,974
Deferred tax liabilities, net	14,699	490
Deferred revenue, net of current portion	18,929	19,864
Operating lease liabilities, net of current portion	45,948	50,279
Other liabilities, net of current portion	6,919	5,722
Total liabilities	707,066	444,711
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,806,194 and 18,390,691 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	515,443	491,422
Retained earnings (accumulated deficit)	(7,821)	25,628
Accumulated other comprehensive income, net of tax	650	612
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	508,274	517,664
Non-controlling interest	(439,207)	(416,007)
Total stockholders' equity	69,067	101,657
Total liabilities and stockholders' equity	$776,133	$546,368

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Continuing franchise fees	$118,504	$90,217	$99,928
Annual dues	35,549	35,075	35,409
Broker fees	65,456	50,028	45,990
Marketing Funds fees	82,391	64,402	72,299
Franchise sales and other revenue	27,801	26,279	28,667
Total revenue	329,701	266,001	282,293
Operating expenses:
Selling, operating and administrative expenses	179,873	128,998	119,232
Marketing Funds expenses	82,391	64,402	72,299
Depreciation and amortization	31,333	26,106	21,792
Settlement and impairment charges	46,035	7,902	—
Total operating expenses	339,632	227,408	213,323
Operating income (loss)	(9,931)	38,593	68,970
Other expenses, net:
Interest expense	(11,344)	(9,223)	(12,229)
Interest income	217	340	1,446
Foreign currency transaction gains (losses)	(839)	(2)	109
Loss on early extinguishment of debt	(264)	—	—
Total other expenses, net	(12,230)	(8,885)	(10,674)
Income (loss) before provision for income taxes	(22,161)	29,708	58,296
Provision for income taxes	(2,459)	(9,162)	(10,982)
Net income (loss)	$(24,620)	$20,546	$47,314
Less: net income (loss) attributable to non-controlling interest	(9,004)	9,296	22,034
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(15,616)	$11,250	$25,280

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(0.84)	$0.62	$1.42
Diluted	$(0.84)	$0.61	$1.41
Weighted average shares of Class A common stock outstanding
Basic	18,690,442	18,170,348	17,812,065
Diluted	18,690,442	18,324,246	17,867,752
Cash dividends declared per share of Class A common stock	$0.92	$0.88	$0.84

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended
	December 31,
	2021	2020	2019
Net income (loss)	$(24,620)	$20,546	$47,314
Change in cumulative translation adjustment	48	216	166
Other comprehensive income (loss), net of tax	48	216	166
Comprehensive income (loss)	(24,572)	20,762	47,480
Less: comprehensive income (loss) attributable to non-controlling interest	(8,994)	9,314	22,114
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$(15,578)	$11,448	$25,366

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2019	17,754,416	$2	1	$—	$460,101	$20,526	$328	$(417,951)	$63,006
Net Income (loss)	—	—	—	—	—	25,280	—	22,034	47,314
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(15,430)	(15,430)
Equity-based compensation expense and dividend equivalents	106,390	—	—	—	7,375	(104)	—	—	7,271
Dividends to Class A common stockholders	—	—	—	—	—	(14,970)	—	—	(14,970)
Change in accumulated other comprehensive income	—	—	—	—	—	—	86	80	166
Payroll taxes related to net settled restricted stock units	(22,573)	—	—	—	(1,110)	—	—	—	(1,110)
Other	—	—	—	—	579	—	—	—	579
Balances, December 31, 2019	17,838,233	$2	1	$—	$466,945	$30,732	$414	$(411,267)	$86,826
Net Income (loss)	—	—	—	—	—	11,250	—	9,296	20,546
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(14,058)	(14,058)
Equity-based compensation expense and dividend equivalents	394,701	—	—	—	18,108	(310)	—	—	17,798
Dividends to Class A common stockholders	—	—	—	—	—	(16,044)	—	—	(16,044)
Change in accumulated other comprehensive income	—	—	—	—	—	—	198	18	216
Payroll taxes related to net settled restricted stock units	(90,414)	—	—	—	(2,544)	—	—	—	(2,544)
Acquisitions	248,171				8,800	—			8,800
Other	—	—	—	—	113	—	—	4	117
Balances, December 31, 2020	18,390,691	$2	1	$—	$491,422	$25,628	$612	$(416,007)	$101,657
Net Income (loss)	—	—	—	—	—	(15,616)	—	(9,004)	(24,620)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(14,206)	(14,206)
Equity-based compensation expense and dividend equivalents	547,398	—	—	—	29,237	(472)	—	—	28,765
Dividends to Class A common stockholders	—	—	—	—	—	(17,361)	—	—	(17,361)
Change in accumulated other comprehensive income	—	—	—	—	—	—	38	10	48
Payroll taxes related to net settled restricted stock units	(131,895)	—	—	—	(5,329)	—	—	—	(5,329)
Acquisitions	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	113	—	—	—	113
Balances, December 31, 2021	18,806,194	$2	1	$—	$515,443	$(7,821)	$650	$(439,207)	$69,067

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(24,620)	$20,546	$47,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,333	26,106	21,792
Impairment charge - leased assets	—	7,902	—
Impairment charge - goodwill	5,123	—	—
Bad debt expense	(1,345)	2,903	4,964
Loss on early extinguishment of debt	264	—	—
Equity-based compensation expense	34,298	16,267	10,934
Deferred income tax expense (benefit)	(2,528)	1,899	2,383
Fair value adjustments to contingent consideration	309	814	241
Non-cash change in tax receivable agreements liability	382	—	—
Non-cash lease expense (benefit)	(1,335)	(508)	—
Other, net	522	1,051	1,252
Changes in operating assets and liabilities
Accounts and notes receivable, current portion	3,329	(3,460)	(5,614)
Other current and noncurrent assets	(2,090)	(10,665)	(6,084)
Other current and noncurrent liabilities	11,882	9,035	6,737
Payments pursuant to tax receivable agreements	(3,444)	(3,562)	(3,556)
Income taxes receivable/payable	(9,775)	2,109	178
Deferred revenue, current and noncurrent	137	410	(1,566)
Net cash provided by operating activities	42,442	70,847	78,975
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(15,239)	(6,903)	(13,226)
Acquisitions, net of cash acquired of $14.1 million, $0.9 million and $0.1 million, respectively	(180,002)	(10,627)	(14,945)
Restricted cash acquired	—	—	28,495
Other	319	—	(1,200)
Net cash used in investing activities	(194,922)	(17,530)	(876)
Cash flows from financing activities:
Proceeds from the issuance of debt	458,850	—	—
Payments on debt	(227,390)	(2,634)	(2,622)
Capitalized debt amendment costs	(3,871)	—	—
Distributions paid to non-controlling unitholders	(14,206)	(14,058)	(15,430)
Dividends and dividend equivalents paid to Class A common stockholders	(17,833)	(16,354)	(15,074)
Payments related to tax withholding for share-based compensation	(5,329)	(2,544)	(1,110)
Payment of contingent consideration	(869)	(409)	(306)
Net cash provided by (used in) financing activities	189,352	(35,999)	(34,542)
Effect of exchange rate changes on cash	300	308	70
Net increase in cash, cash equivalents and restricted cash	37,172	17,626	43,627
Cash, cash equivalents and restricted cash, beginning of period	121,227	103,601	59,974
Cash, cash equivalents and restricted cash, end of period	$158,399	$121,227	$103,601
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,794	$8,663	$11,690
Net cash paid for income taxes	$14,908	$4,993	$8,429
Schedule of non-cash investing activities:
Class A shares issued as consideration for acquisitions	$—	$8,800	$—

See accompanying notes to consolidated financial statements.

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) completed an initial public offering (the “IPO”) of its shares of Class A common stock on October 7, 2013. Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of December 31, 2021, Holdings owns 60.0% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 40.0%. Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). The Company also sells ancillary products and services, primarily technology, to the RE/MAX and Motto franchise networks and in certain instances, commercializes those offerings outside those networks. The Company focuses on enabling its networks’ success by providing powerful technology, quality education, and valuable marketing to build the strength of the RE/MAX and Motto brands. RE/MAX was founded in 1973 and its strategy is to sell franchises and help those franchisees recruit and retain the best agents. The RE/MAX brand is built on the strength of the Company’s global franchise network and its unique economic model that helps to attract and retain the best-performing and most experienced agents by maximizing their opportunity to retain a larger portion of their commissions. On July 21, 2021, the Company acquired the operating companies of the North America regions of RE/MAX INTEGRA (“INTEGRA”), converting more than 19,000 agents in INTEGRA’s formerly Independent Regions into Company-Owned Regions.

Motto, founded in 2016, has grown to over 185 offices across more than 35 states. The Motto franchise model offers U.S. real estate brokers, real estate professionals and other investors access to the mortgage brokerage business. Motto, is highly complementary to our RE/MAX real estate business and is designed to improve the profitability of real estate brokerages by providing Motto franchise owners with diversified revenue and income streams and with assistance with compliance with complex mortgage regulations. Motto franchisees offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at the same location or at offices near each other.

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

Class B common stock

RIHI is the sole holder of Class B common stock and is controlled by David and Gail Liniger, the Company’s co-founders. Pursuant to the terms of the Company’s Certificate of Incorporation, Class B common stock is entitled to a number of votes on matters presented to Holdings’ stockholders equal to the number of RMCO common units that RIHI holds. Through its ownership of the Class B common stock, RIHI holds 40.0% of the voting power of the Company’s stock as of December 31, 2021. Mr. Liniger also owns Class A common stock with an additional 1.1% of the voting power of the Company’s stock as of December 31, 2021.

Holders of shares of Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“financial statements”) and notes thereto included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2021 and 2020, the results of its operations and comprehensive income (loss), changes in its stockholders’ equity and its cash flows for the years ended December 31, 2021, 2020 and 2019.

During 2021, the Company acquired the operating companies of INTEGRA. During 2020, the Company acquired Gadberry Group, LLC (“Gadberry”) and Wemlo, Inc. (“wemlo”). During 2019, the Company acquired First Leads, Inc. (“First”), and all of the regional and pan-regional advertising fund entities previously owned by its founder and Chairman of the Board of Directors, David Liniger. The results of operations, cash flows and financial position of these acquisitions are included in the financial statements from their respective dates of acquisition. See Note 6, Acquisitions, for additional information.

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

Segment Reporting

The Company operates under the following segments:

●	Real Estate – comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand and technology and data subscription revenue from the combination of RE/MAX data assets and Gadberry, which are now rebranded together as G73, and the First app, along with corporate-wide shared services expenses.
●	Mortgage – comprises the operations of the Company’s mortgage brokerage franchising operations under the Motto brand and mortgage loan processing services and licensed software under the wemlo brand. Mortgage does not include any charges related to the corporate-wide shared services expenses.
●	Marketing Funds – comprises the operations of the Company’s marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. This segment has no net income given the contractual restriction that all funds collected must be spent for designated purposes.
●	Other – comprises other operations which, due to quantitative insignificance, do not meet the criteria of a reportable segment.

See Note 16 for additional information about segment reporting.

Principles of Consolidation

Holdings consolidates RMCO and records a non-controlling interest in the accompanying Consolidated Balance Sheets and records net income (loss) attributable to the non-controlling interest and comprehensive income (loss) attributable to the non-controlling interest in the accompanying Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss), respectively.

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s franchise agreements offer the following benefits to the franchisee: common use and promotion of RE/MAX and Motto trademarks; distinctive sales and promotional materials; access to technology; marketing tools and education; standardized supplies and other materials used in RE/MAX and Motto offices; and recommended procedures for operation of RE/MAX and Motto offices.

The Company concluded that these benefits are highly related and all part of one performance obligation for each franchise agreement, a license of symbolic intellectual property that is billed through a variety of fees including continuing franchise fees, annual dues, broker fees, marketing funds fees and franchise sales, described below. The Company has other performance obligations associated with contracts with customers in other revenue for education, marketing and events, subscription revenue, loan processing revenue, and data services revenue. The method used to measure progress is over the passage of time for most streams of revenue. The following is a description of principal activities from which the Company generates its revenue.

Continuing Franchise Fees

Continuing franchise fees are fixed contractual fees paid monthly (a) by regional franchise owners in Independent Regions or franchisees in Company-Owned Regions based on the number of RE/MAX agents in the respective franchised region or office or (b) by Motto franchisees based on the number of open offices. Motto offices reach the full monthly billing once the Motto office has been open for 12 months. This revenue is recognized in the month for which the fee is billed. This revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents or number of Motto open offices.

Annual Dues

Annual dues are a fixed membership fee paid annually by RE/MAX agents directly to the Company. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the 12-month period to which it relates. See the “Deferred Revenue” section below for a reconciliation of the activity in the Company’s deferred revenue for annual dues. Annual dues revenue is a usage-based royalty as it is dependent on the number of RE/MAX agents.

(a)

Broker Fees

Broker fees are assessed against real estate commissions paid by customers when a RE/MAX agent buys or sells a property. Generally, the amount paid is 1% of the total commission on the transaction in most regions. Agents in Company-Owned Regions who joined RE/MAX prior to 2004, the year the Company began assessing broker fees, are generally “grandfathered” and continue to be exempt from paying a broker fee. Due to legacy price structures enacted when certain geographies were Independent Regions, broker fees in a limited number of locations (mainly Texas and parts of Canada) are capped at certain commission levels. Lastly, certain agents in Canada do not pay broker fees. As of December 31, 2021, approximately 26% of agents in the U.S. and Canada Company-owned Regions did not pay broker fees. Revenue from broker fees is a sales-based royalty and recognized in the month when a home sale transaction occurs. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

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

All assets of the Marketing Funds are contractually restricted for the benefit of franchisees, and the Company recognizes an equal and offsetting liability on the Company’s balance sheet for all amounts received. Additionally, this results in recording an equal and offsetting amount of expenses, against all revenues such that there is no impact to overall profitability of the Company from these revenues. In addition, advertising costs are expensed as incurred.

Franchise Sales

Franchise sales comprises revenue from the sale or renewal of franchises. A fee is charged upon a franchise sale or renewal. Those fees are deemed to be a part of the license of symbolic intellectual property and are recognized as revenue over the contractual term of the franchise agreement, which is typically 5 years for RE/MAX and 7 years for Motto franchise agreements. See the “Deferred Revenue” section below for a reconciliation of the activity in the Company’s deferred revenue for franchise sales.

Other Revenue

Other revenue is primarily from:

●	Data service subscription revenue, which is recognized when the control of the products or services has transferred to the customer, which may occur at a point in time or over time, depending on the nature of the contract.
●	Preferred marketing arrangements, which involves both flat fees paid in advance as well as revenue sharing, both of which are generally recognized over the period of the arrangement and are recorded net as the Company does not control the good or service provided.
●	Technology products and subscription revenue, which charges a monthly fee to its customers or a periodic fee to agents who use the products or services.
●	Event-based revenue from education and other programs, which is recognized when the event occurs and until then amounts collected are included in “Deferred revenue”.
●	Mortgage loan processing revenue, which charges a flat fee per transaction which is recognized when a loan is closed.

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Consolidated Balance Sheets. Other deferred revenue is primarily related to event-based revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	beginning of period	New billings	recognized (a)	end of period
Franchise sales	$25,069	$9,787	$(8,813)	$26,043
Annual dues	14,539	36,030	(35,549)	15,020
Other	5,538	14,054	(14,548)	5,044
	$45,146	$59,871	$(58,910)	$46,107
(a)	Revenue recognized related to the beginning balance for Franchise Sales and Annual Dues was $7.7 million and $13.4 million, respectfully, for the year ended December 31, 2021.

Commissions paid on Franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Consolidated Balance Sheets) consist of the following (in thousands):

	Balance at beginning of period	Expense recognized	Additions to contract cost for new activity	Balance at end of period
Year Ended December 31, 2021	$3,690	$2,390	$(2,070)	$4,010

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
U.S. Company-Owned Regions (a)	$154,981	$126,406	$132,670
U.S. Independent Regions (a)	11,392	13,345	13,380
Canada Company-Owned Regions (a)	27,234	12,659	13,647
Canada Independent Regions (a)	6,510	8,301	8,187
Global	11,501	9,255	9,369
Fee revenue (b)	211,618	169,966	177,253
Franchise sales and other revenue (c)	23,506	20,826	22,383
Total Real Estate	235,124	190,792	199,636
U.S. (a)	68,662	57,974	64,906
Canada (a)	12,722	5,634	6,559
Global	1,007	794	834
Total Marketing Funds	82,391	64,402	72,299
Mortgage (d)	10,051	6,610	4,542
Other (d)	2,135	4,197	5,816
Total	$329,701	$266,001	$282,293

(a)	On July 21, 2021, the Company acquired INTEGRA. Fee revenue from these regions was previously recognized in the U.S. and Canada Independent Regions and Marketing Funds fees were not charged. See Note 6, Acquisitions, for more information related to this transaction.
(b)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(c)	Franchise sales and other revenue is derived primarily within the U.S.
(d)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Annual dues	$15,020	$—	$—	$—	$—	$—	$15,020
Franchise sales	7,094	5,761	4,562	3,298	1,904	3,424	26,043
Total	$22,114	$5,761	$4,562	$3,298	$1,904	$3,424	$41,063

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Consolidated Balance Sheets to the amounts presented in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$126,270	$101,355
Restricted cash	32,129	19,872
Total cash, cash equivalents and restricted cash	$158,399	$121,227

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs. These services primarily comprise (a) building and maintaining agent marketing technology, including customer relationship management tools, the remax.com and remax.ca websites, agent, office and team websites, and mobile apps, (b) dedicated employees focused on marketing campaigns, and (c) various administrative services including customer support of technology, accounting and legal. Because these costs are ultimately paid by the Marketing Funds, they do not impact the net income (loss) of Holdings as the Marketing Funds have no reported net income.

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Technology - operating	$13,396	$12,245	$6,244
Technology - capital	954	1,017	5,095
Marketing staff and administrative services	5,782	4,527	3,763
Total	$20,132	$17,789	$15,102

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

Accounts and Notes Receivable

Accounts receivable arising from monthly billings do not bear interest. The Company provides limited financing of certain franchise sales through the issuance of notes receivable with the associated interest recorded in “Interest income” in the accompanying Consolidated Statements of Income (Loss). Amounts collected on notes receivable are included in “Net cash provided by operating activities” in the accompanying Consolidated Statements of Cash Flows.

The Company records estimates of expected credit losses against its accounts and notes receivable based on historical loss experience and reasonable and supportable forecasts. The general economic conditions effecting the Company’s customers, especially existing home sales, are expected to impact customers in a consistent manner. The allowance for doubtful accounts and notes is based on reasonable and supportable forecasts, historical experience, general economic conditions, and the credit quality of specific accounts. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables and are included as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss).

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

	Balance at beginning of period	Charges/(benefits) to expense for changes in Allowance for doubtful accounts (a)	Write-offs	Balance at end of period
Year Ended December 31, 2021	$11,724	$(1,345)	$(815)	$9,564
Year Ended December 31, 2020	$12,538	$2,903	$(3,717)	$11,724
Year Ended December 31, 2019	$7,980	$4,964	$(406)	$12,538

(a) Includes approximately ($0.4) million, $0.6 million and $1.5 million of (benefit)/expense attributable to the Marketing Funds for the years ended December 31, 2021, 2020 and 2019, respectively.

Accumulated Other Comprehensive Income (Loss) and Foreign Currency Translation

Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with stockholders and is comprised of foreign currency translation adjustments.

As of December 31, 2021, the Company, directly and through its franchisees, conducted operations in over 110 countries and territories, including the U.S. and Canada. The functional currency for the Company’s operations is the U.S. dollar, except for its Canadian subsidiaries for which it is the Canadian Dollar.

Assets and liabilities of the Canadian subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of income (loss) and cash flows are translated at the average exchange rates in effect during the applicable period. Exchange rate fluctuations on translating consolidated foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a component of “Accumulated other comprehensive income (loss),” and periodic changes are included in comprehensive income (loss). When the Company sells a part or all of its investment in a foreign entity resulting in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, it releases any related cumulative translation adjustment into net income (loss).

Foreign currency denominated monetary assets and liabilities and transactions occurring in currencies other than the Company’s or the Company’s consolidated foreign subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the accompanying Consolidated Balance Sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in the accompanying Consolidated Statements of Income (Loss) as “Foreign currency transaction (losses) gains.”

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

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from such asset. If not recoverable, the excess of the carrying amount of an asset over its estimated discounted cash flows would be charged to operations as an impairment loss. For each of the years ended December 31, 2021, 2020 and 2019, there were no material impairments indicated for such assets.

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

The Company’s impairment assessment begins with a qualitative assessment to determine if it is more likely than not that a reporting unit’s fair value is less than the carrying amount. The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results as well as other factors which might indicate that the reporting unit’s value has declined since the last assessment date. If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the standard two-step quantitative impairment test is performed. The impairment test consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined by forecasting results and applying and assumed discount rate to determine fair value as of the test date. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. Goodwill impairment exists when the estimated implied fair value of a reporting unit’s goodwill is less than its carrying value.

During 2021, the Company recorded a goodwill impairment in its First Leads, Inc. (“First”) reporting unit in the Real Estate segment. See Note 8, Intangible Assets and Goodwill for additional information. The Company did not record any goodwill impairments during the years ended December 31, 2020 and 2019.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset and changes in applicable tax laws and other factors. If management determines that it is not likely that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s Consolidated Statements of Income (Loss).

RMCO complies with the requirements of the Internal Revenue Code that are applicable to limited liability companies that have elected to be treated as partnerships, which allow for the complete pass-through of taxable income or losses to RMCO’s unitholders, who are individually responsible for any federal tax consequences. The share of U.S. income allocable to Holdings results in a provision for income taxes for the federal and state taxes on that portion of income. The share of U.S. income allocable to RIHI does not result in a provision for income taxes for federal and state taxes given Holdings does not consolidate RIHI. RMCO is subject to certain global withholding taxes, which are ultimately allocated to both Holdings and RIHI since they are paid by RMCO. Beginning with the INTEGRA acquisition in July 2021, RMCO owns two corporate subsidiaries, which unlike RMCO are not pass-through entities. Income in those corporations is taxed at the corporate level, resulting in a provision for income taxes on 100% of their income, unlike domestic income at RMCO, for which a provision for income taxes is recognized on only Holdings share of that income (approximately 60%).

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Leases

The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements are primarily for corporate office space and are included within “Operating lease right of use assets”, “Operating lease liabilities” and “Operating lease liabilities, net of current portion’ on the Consolidated Balance Sheets.

The Company’s lease liabilities represent the obligation to make lease payments arising from the leases and right of use (“ROU”) assets are recognized as an offset at lease inception. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of the Company’s lessee agreements include options to extend the lease, which is not included in the minimum lease terms unless they are reasonably certain to be exercised. Rent expense for lease payments related to operating leases (which is substantially all of the Company’s leases) is recognized on a straight-line basis over the lease term and is recorded to “Selling, operating and administrative expenses’ in the Consolidated Statements of Income (Loss).

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

Equity-Based Compensation

The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss). All equity-based compensation is required to be measured at fair value on the grant date, is expensed over the requisite service, generally over a three-year period, and forfeitures are accounted for as they occur. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Refer to Note 13, Equity-Based Compensation, for additional discussion regarding details of the Company’s equity-based compensation plans.

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the new Canadian entity for INTEGRA. The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” on the Consolidated Statements of Income (Loss) along with the related derivative contracts.

As of December 31, 2021, the Company had an aggregate U.S. dollar equivalent of $58.5 million notional amount of Canadian dollar forward contracts to hedge these exposures.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU“) 2018-15, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in the software licensing arrangements under the internal-use software guidance. ASU 2018-15 also clarifies that any capitalized costs should not be recorded to “Depreciation and amortization” in the Consolidated Statements of Income (Loss). The Company adopted this standard effective January 1, 2020 prospectively to all new implementation costs incurred after adoption. The amendments of ASU 2018-15 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The new guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. The relief is temporary and only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company believes the amendments of ASU 2020-04 will not have a significant impact on the Company’s consolidated financial statements and related disclosures as the Company does not currently engage in interest rate hedging of its LIBOR based debt, nor does it believe it has any material contracts tied to LIBOR other than its Senior Secured Credit Agreement, as discussed in Note 10, Debt. The Company amended the Senior Secured Credit agreement in July 2021 to include provisions for transition to an alternative reference rate (likely SOFR) in the future.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805)- Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets (commissions related to franchise sales) and contract liabilities (deferred revenue) acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. This would impact our Independent Region acquisitions and could have a material effect depending on the acquisition size as the fair value for the Company of these items are typically nominal at acquisition date. There would be no impact to cash flows.

3. Leases

The Company leases corporate offices, a distribution center, billboards and certain equipment. As all franchisees are independently owned and operated, there are no leases recognized for any offices used by the Company’s franchisees. The leases have remaining lease terms ranging from less than a year up to 12 years, some of which include one or more options to renew. Of these renewal options, the Company determined that none are reasonably certain to be exercised. All the Company’s material leases are classified as operating leases.

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

The Company acts as the lessor for four sublease agreements on its corporate headquarters, consisting solely of operating leases, each of which include a renewal option for the lessee to extend the length of the lease. The Company may pursue additional sublease opportunities in the future. Renewal options for two of the existing sublease agreements are contingent upon renewal of the Headquarters Lease, which is not reasonably certain to be exercised in 2028. As such, the Company determined these sublease renewal options are not reasonably certain to be exercised. Renewal options for the remaining two sublease agreements have already been exercised and will expire before the end of the corporate headquarters lease in 2028.

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

The Company used its Senior Secured Credit Facility interest rate to extrapolate a rate for each of its leases to calculate the present value of the lease liability and right-of-use asset. A summary of the Company’s lease cost is as follows (in thousands, except for weighted-averages):

	Year Ended December 31,
	2021	2020	2019
Lease Cost
Operating lease cost (a)	$11,565	$12,085	$12,259
Sublease income	(1,999)	(1,434)	(1,508)
Short-term lease cost (b)	5,436	5,959	6,495
Total lease cost	$15,002	$16,610	$17,246
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	9,071	8,520	8,507
Weighted-average remaining lease term in years - operating leases	6.4	7.4	8.4
Weighted-average discount rate - operating leases	6.3%	6.3%	6.3%

(a)	Includes approximately $3.5 million, $3.6 million and $3.7 million of taxes, insurance and maintenance for the years ended December 31, 2021, 2020, and 2019 respectively.
(b)	Includes expenses associated with short-term leases of billboard advertisements and is included in “Marketing Funds expenses” on the Consolidated Statements of Income (Loss) for the years ended December 31, 2021, 2020 and 2019.

Maturities under non-cancellable leases were as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
2022	$9,387	(1,200)	$8,187
2023	9,716	(1,311)	8,405
2024	9,968	(1,273)	8,695
2025	10,176	(331)	9,845
2026	10,263	(166)	10,097
Thereafter	14,453	(222)	14,231
Total lease payments	$63,963	$(4,503)	$59,460
Less: imputed interest	11,687
Present value of lease liabilities	$52,276

4. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	As of December 31,
	2021		2020
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.0%	12,559,600	40.6%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,806,194	60.0%	18,390,691	59.4%
Total common units in RMCO	31,365,794	100.0%	30,950,291	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to calculate the “Net income (Loss) attributable to RE/MAX Holdings, Inc.” A reconciliation of “Income (loss) before provision for income taxes” to “Net income (loss) attributable to RE/MAX Holdings, Inc.” and “Net Income attributable to non-controlling interest” in the accompanying Consolidated Statements of Income (Loss) for the periods indicated is detailed as follows (in thousands, except percentages):

	Year Ended December 31,
	2021			2020			2019
		Non-			Non-			Non-
	RE/MAX	controlling		RE/MAX	controlling		RE/MAX	controlling
	Holdings, Inc.	interest	Total	Holdings, Inc.	interest	Total	Holdings, Inc.	interest	Total
Weighted average ownership percentage of RMCO(a)	59.8%	40.2%	100.0%	59.1%	40.9%	100.0%	58.6%	41.4%	100.0%
Income (loss) before provision for income taxes(a)	$(13,424)	$(8,737)	$(22,161)	$17,588	$12,120	$29,708	$34,163	$24,133	$58,296
(Provision) / benefit for income taxes(b)(c)	(2,192)	(267)	(2,459)	(6,338)	(2,824)	(9,162)	(8,883)	(2,099)	(10,982)
Net income (loss)	$(15,616)	$(9,004)	$(24,620)	$11,250	$9,296	$20,546	$25,280	$22,034	$47,314

(a)	The weighted average ownership percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain relatively insignificant items recorded at RE/MAX Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income (loss) from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions. See Note 12, Income Taxes, for additional information.
(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes incurred by RMCO and its subsidiaries (both foreign taxes and taxes from non-flow through subsidiaries). Otherwise, because RMCO is a flow-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest. Amounts shown for the year ended December 31, 2021 include a reversal of an uncertain tax position, the majority of which was allocated to the non-controlling interest (see Note 12, Income Taxes for additional information).

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Tax and other distributions	$2,650	$3,006
Dividend distributions	11,556	11,052
Total distributions to non-controlling unitholders	$14,206	$14,058

On February 22, 2022, the Company announced that its Board of Directors approved a distribution to non-controlling unitholders of $2.9 million, which is payable on March 16, 2022.

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

In connection with the initial sale of RMCO common units in October 2013, Holdings entered into Tax Receivable Agreements (“TRAs”) which require that Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. The TRA holders as of December 31, 2021 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. This liability is recorded within “Current portion of payable pursuant to tax receivable agreements” and “Payable pursuant to tax receivable agreement” in the Consolidated Balance Sheets and were $30.5 million and $33.6 million in aggregate as of December 31, 2021 and 2020, respectively. Similar to the deferred tax assets, the TRA liabilities would increase if Holdings acquired additional common units of RMCO from RIHI.

5. Earnings (Loss) Per Share and Dividends

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive effect of time-based restricted stock units. The dilutive effect of performance-based restricted stock units is measured using the guidance for contingently issuable shares.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended
	December 31,
	2021	2020	2019
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(15,616)	$11,250	$25,280
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,690,442	18,170,348	17,812,065
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,690,442	18,170,348	17,812,065
Add dilutive effect of the following:
Restricted stock (a)	—	153,898	55,687
Weighted average shares of Class A common stock outstanding, diluted	18,690,442	18,324,246	17,867,752
Earnings (loss) per share of Class A common stock
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$(0.84)	$0.62	$1.42
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$(0.84)	$0.61	$1.41
(a)	As the Company had a net loss for the year ended December 31, 2021, these shares would have been considered anti-dilutive and therefore there is no effect on the weighted average shares of Class A common stock outstanding EPS calculation.

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Year Ended December 31,
	2021		2020		2019
Quarter end declared	Date paid	Per share	Date paid	Per share	Date paid	Per share
March 31	March 17, 2021	$0.23	March 18, 2020	$0.22	March 20, 2019	$0.21
June 30	June 2, 2021	0.23	June 2, 2020	0.22	May 29, 2019	0.21
September 30	August 31, 2021	0.23	September 2, 2020	0.22	August 28, 2019	0.21
December 31	December 1, 2021	0.23	December 2, 2020	0.22	November 27, 2019	0.21
		$0.92		$0.88		$0.84

On February 22, 2022, the Company announced that its Board of Directors approved a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on March 16, 2022 to stockholders of record at the close of business on March 4, 2022.

6. Acquisitions

RE/MAX INTEGRA North America Regions Acquisition

On July 21, 2021, the Company acquired the operating companies of the North America regions of INTEGRA whose territories cover five Canadian provinces (New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, and Prince Edward Island) and nine U.S. states (Connecticut, Indiana, Maine, Massachusetts, Minnesota, New Hampshire, Rhode Island, Vermont and Wisconsin) for cash consideration of $235.0 million. The Company acquired these companies in order to convert these formerly Independent Regions into Company-Owned Regions, advance its ability to scale, deliver value to its affiliates and recapture the value differential of more than 19,000 agents (approximately 12,000 in Canada and 7,000 in the U.S. The Company funded the acquisition primarily by borrowing additional funds in connection with refinancing its Senior Secured Credit Facility (See Note 10, Debt), as well as using cash from operations.

The Company allocated $40.9 million of the purchase price to a loss on the pre-existing master franchise agreements with INTEGRA which were effectively settled with the acquisition. The loss represents the fair value of the difference between the historical contractual royalty rates paid by INTEGRA and the current market rate. The loss is recorded in “Settlement and impairment charges” in the accompanying Consolidated Statements of Income (Loss).

For the year ended December 31, 2021, INTEGRA contributed incremental revenues of $24.2 million and operating loss of $1.1 million to the Company, since the acquisition date.

The following table summarizes the preliminary allocation of the purchase price (net of settlement loss) to the fair value of assets acquired and liabilities assumed for the acquisition (in thousands):

Cash and cash equivalents and restricted cash	$14,098
Accounts and notes receivable, net	6,610
Income taxes receivable	494
Other current assets	502
Property and equipment	63
Franchise agreements (a)	92,250
Other intangible assets, net (a)	9,200
Other assets, net of current portion	1,930
Goodwill (b)	108,938
Accounts payable	(3,461)
Accrued liabilities	(14,045)
Income taxes payable	(2,882)
Deferred revenue	(824)
Deferred tax liabilities, net	(16,573)
Other liabilities, net of current portion	(2,200)
Total purchase price allocated to assets and liabilities	194,100
Loss on contract settlement	40,900
Total consideration	$235,000
(a)	The Company expects to amortize the acquired Franchise agreements over a weighted average useful life of approximately 12 years and the non-compete agreements included in Other intangible assets, net over a useful life of 5 years using the straight-line method.
(b)	The excess of the total purchase price over the fair value of the identifiable assets acquired was recorded as goodwill. The goodwill is attributable to expected synergies and projected long-term revenue growth for the RE/MAX network. The Company expects 50% of the goodwill in Canada but none in the U.S. to be deductible for tax purposes.

The amounts above are preliminary as the Company has not yet finalized its evaluation of tax matters including deferred taxes and uncertain tax positions.

Gadberry & wemlo

On September 10, 2020, the Company acquired Gadberry for $4.6 million in cash, net of cash acquired, and $5.5 million in Class A common stock, plus approximately $9.9 million of equity-based compensation, which is expected to be accounted for as compensation expense in the future over two to three years (see Note 13, Equity-Based Compensation for additional information). In addition, the Company recorded a contingent consideration liability in connection with the purchase of Gadberry, which had an acquisition date fair value of $0.9 million, measured at the present value of the probability weighted consideration expected to be transferred. Gadberry is a location intelligence data company whose products have been instrumental in the success of the Company’s consumer website, www.remax.com. Founded in 2000, Gadberry specializes in building products that help clients solve geospatial challenges through location data. Gadberry plans to expand its non-RE/MAX clients while maintaining and enhancing its contributions to the RE/MAX technology offering.

On August 25, 2020, the Company acquired wemlo for $6.1 million in cash, net of cash acquired, and $3.3 million in Class A common stock, plus approximately $6.7 million of equity-based compensation, which was expected to be accounted for as compensation expense in the future over three years (see Note 13, Equity-Based Compensation, for additional information). Wemlo is a fintech company that has developed its cloud service for mortgage brokers, combining third-party loan processing services with an all-in-one digital platform.

The total purchase price was allocated to the assets and liabilities acquired based on their fair values. The Company recorded $14.4 million in goodwill, virtually all of which is deductible for tax purposes, and $6.3 million in other intangibles as a result of these acquisitions.

First

On December 16, 2019, the Company acquired First for $15.0 million in cash generated from operations. First is a mobile app that leverages data science, machine learning and human interaction to help real estate professionals better leverage the value of their personal network and was acquired to complement the Company’s technology offerings and booj Platform.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of INTEGRA had occurred on January 1, 2020. The pro forma information presented below is for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future (in thousands).

	Year Ended
	December 31
	2021	2020
Total revenue	$356,489	$309,480
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(16,092)	$6,493

7. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable Life	2021	2020
Leasehold improvements	Shorter of estimated useful life or life of lease	$5,989	$4,707
Office furniture, fixtures and equipment	2 - 10 years	16,115	17,896
Total property and equipment		22,104	22,603
Less accumulated depreciation		(9,418)	(14,731)
Total property and equipment, net		$12,686	$7,872

Depreciation expense was $2.2 million, $1.8 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

8. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of December 31, 2021			As of December 31, 2020
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.7	$267,770	$(123,938)	$143,832	$176,354	$(106,552)	$69,802
Other intangible assets:
Software (a)	4.1	$51,368	$(29,682)	$21,686	$44,389	$(18,926)	$25,463
Trademarks	8.3	2,356	(1,533)	823	2,325	(1,274)	1,051
Non-compete agreements	5.0	13,100	(4,563)	8,537	3,920	(2,814)	1,106
Training materials	5.0	2,400	(1,600)	800	2,400	(1,120)	1,280
Other	6.6	1,670	(986)	684	1,670	(601)	1,069
Total other intangible assets	4.5	$70,894	$(38,364)	$32,530	$54,704	$(24,735)	$29,969

(a)	As of December 31, 2021 and 2020, capitalized software development costs of $1.9 million and $1.4 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $29.1 million, $24.4 million and $20.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

As of December 31, 2021
2022	$32,143
2023	28,178
2024	24,694
2025	19,691
2026	14,660
Thereafter	56,996
$176,362

The following table presents changes to goodwill by reportable segment for the period from January 1, 2020 to December 31, 2021(in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2020	$136,761	$11,800	$148,561
Goodwill recognized from acquisitions	9,893	6,833	16,726
Effect of changes in foreign currency exchange rates	71	—	71
Balance, January 1, 2021	$146,725	$18,633	$165,358
Purchase price adjustments	133	—	133
Goodwill recognized from acquisitions	108,938	—	108,938
Impairment charge	(5,123)	—	(5,123)
Effect of changes in foreign currency exchange rates	(191)	—	(191)
Balance, December 31, 2021	$250,482	$18,633	$269,115

Impairment charge - goodwill

We assess goodwill for impairment at least annually or whenever an event occurs, or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results.

During the third quarter of 2021, the Company identified impairment indicators associated with its First reporting unit in the Real Estate segment, primarily due to lower-than-expected adoption rates of the technology. This also resulted in a downward revision to the long-term adoption rate, which is a significant input in calculating the fair value of the reporting unit. Because of this, the Company performed an interim impairment test on the goodwill at its First reporting unit, as of August 31, 2021, using a discounted cash flow method. As a result of this impairment test, the Company recorded a non-cash impairment charge of $5.1 million, recorded in “Settlement and impairment charges” in the accompanying- Consolidated Statements of Income (Loss).

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2021	2020
Marketing Funds (a)	$61,997	$48,452
Accrued payroll and related employee costs	22,634	10,692
Accrued taxes	2,053	2,491
Accrued professional fees	3,660	1,806
Other	6,424	5,130
	$96,768	$68,571

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information. Also includes the additional liabilities recognized due to the acquired Marketing Funds.

10. Debt

Debt, net of current portion, consists of the following (in thousands):

	As of December 31,
	2021	2020
Senior Secured Credit Facility	$457,700	$225,013
Other long-term financing	—	78
Less unamortized debt issuance costs	(4,168)	(882)
Less unamortized debt discount costs	(1,473)	(644)
Less current portion	(4,600)	(2,428)
	$447,459	$221,137

Maturities of debt are as follows (in thousands):

As of December 31, 2021
2022	$4,600
2023	4,600
2024	4,600
2025	4,600
2026	4,600
Thereafter	434,700
$457,700

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its Senior Secured Credit Facility to fund the acquisition of INTEGRA and refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility which must be repaid on July 21, 2026.

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans at $1.2 million per quarter. RE/MAX, LLC is also required to repay the term loans and reduce revolving commitments with (i) 100.0% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100.0% of proceeds of asset sales and 100.0% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF” as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR” as defined in the Senior Secured Credit Facility) is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. As of December 31, 2021, no ECF payment was required.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”)) on or before June 2023 (the LIBOR Rate cessation date). As of December 31, 2021, the interest rate on the term loan facility was 3.0%.

Whenever amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio (calculated as net debt to EBITDA as defined therein). A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit. As of the date of this report, no amounts were drawn on the revolving line of credit.

11. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Quoted prices for identical instruments in active markets.
●	Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations, in which all significant inputs are observable in active markets. The fair value of the Company’s debt reflects a Level 2 measurement and was estimated based on quoted prices for the Company’s debt instruments in an inactive market.
●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Level 3 liabilities that are measured at fair value on a recurring basis consist of the Company’s contingent consideration related to the acquisition of Motto.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of December 31, 2021				As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration (a)	$4,530	$—	$—	$4,530	$4,750	$—	$—	$4,750
Gadberry contingent consideration (a)	1,250	—	—	1,250	1,590	—	—	1,590
Contingent consideration (a)	$5,780	$—	$—	$5,780	$6,340	$—	$—	$6,340
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 70-80 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales would decrease the liability by $0.1 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.1 million. As of December 31, 2021, contingent consideration also includes an amount recognized in connection with the acquisition of Gadberry (see Note 6, Acquisitions, for more information on this acquisition). The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2020	$5,005
Fair value adjustments	814
Acquisitions – Gadberry	930
Cash payments	(409)
Balance at January 1, 2021	$6,340
Fair value adjustments	309
Cash payments	(869)
Balance at December 31, 2021	$5,780

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the year ended December 31, 2021.

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	As of December 31,
	2021		2020
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$452,059	$454,267	$223,487	$223,887

12. Income Taxes

“Income (loss) before provision for income taxes” as shown in the accompanying Consolidated Statements of Income (Loss) is comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(53,152)	$15,515	$44,874
Foreign	30,991	14,193	13,422
Total	$(22,161)	$29,708	$58,296

Components of the “Provision for income taxes” in the accompanying Consolidated Statements of Income (Loss) consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$798	$2,265	$2,533
Foreign	3,556	4,418	4,929
State and local	633	580	1,137
Total current expense	4,987	7,263	8,599
Deferred expense
Federal	(840)	1,288	2,157
Foreign	(752)	351	(142)
State and local	(936)	260	368
Total deferred expense	(2,528)	1,899	2,383
Provision for income taxes	$2,459	$9,162	$10,982

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	3.1	3.1	3.1
Income attributable to non-controlling interests (a)	(9.3)	(9.9)	(10.0)
Subtotal	14.8%	14.2%	14.1%
Non-creditable foreign and domestic taxes - non-controlling interest (b) (c)	(7.0)	5.1	2.8
Non-creditable foreign taxes - RE/MAX Holdings (c) (d)	(3.7)	2.1	1.1
Foreign derived intangible income deduction (c)	4.4	(3.1)	(1.5)
Other permanent differences	(1.2)	2.0	0.7
Uncertain tax positions	6.1	1.9	1.0
Loss on contract settlement (e)	(26.7)	—	—
Adjustments to state taxes (f)	3.9	—	—
162(m) compensation limitation	(1.8)	—	—
Conversions of acquired C-Corporations to pass-through entities (g)	—	8.4	—
Other	0.1	0.2	0.6
	(11.1)%	30.8%	18.8%

(a)	Given the majority of the Company’s income is generated via a pass-through entity of which the non-controlling interest owns approximately 40.0%, that proportion of the Company’s income is not subject to U.S. or state income tax rates.

(b)	Approximately 40.0% of foreign taxes paid at the RMCO level and corporate subsidiary taxes are attributable to the non-controlling interest. As a result, these taxes are not creditable against the U.S. taxes of Holdings.
(c)	The percentage impact of these items switched directionally as compared to 2020 because the Company’s pre-tax net income changed from positive to negative from 2020 to 2021 while the underlying tax or deduction was relatively unchanged.
(d)	While a portion of our foreign taxes are creditable within the U.S., most of the taxes we pay in Canada are not creditable.
(e)	Loss on contract settlement is a result of the acquisition of INTEGRA and is not recognized for US income tax purposes.
(f)	As a result of the acquisition of INTEGRA, the state filing footprint of RE/MAX has changed which has modified the blended state rate and resulted in a small remeasurement of our net deferred tax assets.
(g)	In 2020, the Company converted wemlo and First from C Corporations to flow-through entities, which triggered taxable gains. These conversions are expected to provide long-term tax benefits, both additional amortization and avoiding double taxation on profits.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets.

These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2021	2020
Long-term deferred tax assets
Goodwill, other intangibles and other assets	$39,531	$41,924
Imputed interest deduction pursuant to tax receivable agreements	2,241	2,306
Operating lease liabilities	2,362	2,671
Compensation and benefits (a)	5,904	3,237
Allowance for doubtful accounts	1,167	1,429
Contingent consideration liability	839	1,034
Deferred revenue	3,953	3,891
Foreign tax credit carryforward	4,510	2,996
Net operating loss carryforward (b)	653	—
Other	1,034	817
Total long-term deferred tax assets	62,194	60,305
Valuation allowance (c)	(7,671)	(6,834)
Total long-term deferred tax assets, net of valuation allowance	54,523	53,471
Long-term deferred tax liabilities
Property and equipment and other long lived assets	(1,239)	(1,577)
Goodwill, other intangibles and other assets (a)	(15,499)	—
Other	(1,170)	(1,682)
Total long-term deferred tax liabilities	(17,908)	(3,259)
Net long-term deferred tax assets	36,615	50,212
Total deferred tax assets and liabilities	$36,615	$50,212

(a)	Amounts as of December 31, 2021 include deferred tax liabilities related to the acquisition of INTEGRA’s U.S. and Canadian subsidiaries.
(b)	Net operating loss for the Company’s Canadian subsidiary.
(c)	Includes a valuation allowance on deferred tax assets for goodwill and other intangibles in the Company’s Western Canada operations, as well as foreign tax credit carryforwards.

As of December 31, 2021, the Company had $4.5 million in unutilized foreign tax credit carryforwards. If unused, the carryforwards will begin to expire during the years 2029-2032. This amount includes approximately $4.1 million of foreign tax credits that have a valuation allowance booked against them as of December 31, 2021. The Company also had net operating loss carryforwards of $0.7 million related to a Canadian subsidiary. The Company anticipates that this net operating loss will be utilized within the next two years and the expiration date of this loss is 2042.

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

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Holdings will file its 2021 income tax returns by October 15, 2022. RMCO is not subject to domestic federal income taxes as it is a flow-through entity; however, RMCO is still required to file an annual U.S. Return of Partnership Income. With respect to state and local jurisdictions and countries outside of the U.S., the Company and its subsidiaries are typically subject to examination for three to four years after the income tax returns have been filed. As such, income tax returns filed since 2017 are subject to examination.

Uncertain Tax Positions

During 2021 the Company settled uncertain tax positions related to certain foreign tax matters that were accrued in prior years. The Company also recognized additional uncertain tax positions related to acquired corporations. While the Company believes the liabilities recognized for uncertain tax positions are adequate to cover reasonably expected tax risks, there can be no assurance that an issue raised by a tax authority will be resolved at a cost that does not exceed the liability recognized. Interest and penalties are accrued on uncertain tax positions and included in the “Provision for income taxes” in the accompanying Consolidated Statements of Income (Loss).

During 2021 and in connection with the INTEGRA acquisition, the Company assumed an uncertain tax position related to certain U.S. tax matters and also recorded a largely offsetting related indemnification asset. See Note 6 for further details.

Uncertain tax position liabilities represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the consolidated financial statements and are recognized in “Income taxes payable” in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount, excluding interest and penalties is as follows:

	As of December 31,
	2021	2020
Balance, January 1	$5,300	$4,810
Increases related to prior period tax positions	96	490
Decrease related to prior year tax positions	(815)	—
Increase related to tax positions from acquired companies	1,587	—
Settlements	(4,944)	—
Foreign currency transaction (gains) losses	363	—
Balance, December 31	$1,587	$5,300

(a)	Excludes accrued interest and penalties of $0.6 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively. These related interest and penalties are recognized in “Income taxes payable” within the Consolidated Balance Sheets.

A portion of the Company’s uncertain tax positions have a reasonable possibility of being settled within the next 12 months.

13. Equity-Based Compensation

The RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “Incentive Plan”) includes restricted stock units which may have time-based or performance-based vesting criteria. The Company recognizes equity-based compensation expense in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss). The Company recognizes corporate income tax benefits relating to the vesting of restricted stock units in “Provision for income taxes” in the accompanying Consolidated Statements of Income (Loss).

Employee stock-based compensation expense under the Company’s Incentive Plan, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Expense from time-based awards (a)(b)	$21,042	$12,224	$7,554
Expense from performance-based awards (a)(c)	6,073	2,150	(179)
Expense from bonus to be settled in shares (d)	7,183	1,925	3,788
Equity-based compensation capitalized	—	(32)	(229)
Equity-based compensation expense	34,298	16,267	10,934
Tax deficit / (benefit) from equity-based compensation	(5,052)	(2,308)	(1,548)
Deficit / (excess) tax benefit from equity-based compensation	(121)	378	55
Net compensation cost	$29,125	$14,337	$9,441

(a)	Includes significant amounts of awards granted to employees and former owners of acquired companies at the time of acquisition.
(b)	During the year ended December 31, 2021, the Company recognized $5.5 million of expense as a result of the acceleration of grants that were issued to two employees of an acquired company who departed during the first quarter of 2021.
(c)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. The acquisition of INTEGRA significantly increased the expected performance against the revenue performance condition resulting in an increase in expense for those awards.
(d)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying- Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

Time-based restricted stock units and restricted stock awards are valued using the Company’s closing stock price prior to the date of grant. Grants awarded to the Company’s Board of Directors generally vest over a one-year period. Grants awarded to the Company’s employees, other than grants issued to former owners in connection with acquisitions, generally vest equally in annual installments over a two or three-year period. Grants awarded to former owners in connection with acquisitions vest in varying lengths from two to four years. Refer to Note 6, Acquisitions, for additional discussion regarding the details of these transactions. Compensation expense is recognized on a straight-line basis over the vesting period.

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2021	1,018,008	$36.74
Granted (a)	269,315	$39.14
Shares vested (including tax withholding) (b)	(498,446)	$37.78
Forfeited	(32,716)	$36.77
Balance, December 31, 2021	756,161	$36.91

(a)	The weighted average grant date fair value per share for the years ended December 31, 2020 and 2019 were $33.05 and $38.43, respectively.
(b)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

At December 31, 2021, there was $13.5 million of total unrecognized expense for time-based restricted stock awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.4 years.

Performance-based Restricted Stock

Performance-based restricted stock units (“PSUs”) granted to employees are stock-based awards that generally vest at the end of a three-year period in which the number of shares ultimately received depends on the Company’s achievement of either a specified revenue target or the Company’s total shareholder return (“rTSR”) relative to a peer company index over a distinct performance period. The number of shares that could be issued range from 0% to 200% of the participant’s target award and if the minimum threshold conditions are not met, no shares will vest. PSUs are valued using the Company’s closing stock price prior to the date of grant. For these awards, compensation expense is recognized over the vesting period and is adjusted based on the estimated revenue achievement for each target. PSUs that vest upon achievement of a rTSR target are valued on the date of grant using a Monte Carlo simulation and compensation expense is recognized over the vesting period.

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

The following table summarizes equity-based compensation activity related to PSUs:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2021	281,735	$32.34
Granted (a)	58,247	$40.02
Shares vested (including tax withholding) (b)(c)	(48,421)	$39.24
Forfeited (c)	(49,740)	$41.02
Balance, December 31, 2021	241,821	$31.02

(a)	The weighted average grant date fair value per share for the years ended December 31, 2020 and 2019 were $28.34 and $38.87, respectively.
(b)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.
(c)	Includes PSUs that were granted on December 31, 2019, that vested on December 31, 2021. The number of shares that vest are dependent on the minimum thresholds conditions.

At December 31, 2021, there was $5.4 million of total unrecognized PSU expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.5 years for PSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 1,179,538 additional shares available for the Company to grant under the Incentive Plan as of December 31, 2021.

14. Commitments and Contingencies

Litigation

A number of putative class action complaints are pending against the National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc., RE/MAX, LLC and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the United States District Court for the Northern District of Illinois (the “Moehrl Action”). Similar actions have been filed in various federal courts. The complaints make substantially similar allegations and seek substantially similar relief. For convenience, all of these lawsuits are collectively referred to as the “Moehrl-related suits.” In the Moehrl Action, the plaintiffs allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints added allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. While similar to the Moehrl Action, the Moehrl-related suits also allege: state antitrust violations; unjust enrichment; harm to home buyers rather than sellers; violations of the Missouri Merchandising Practices Act; and claims against a multiple listing service (MLS) defendant rather than NAR. Among other requested relief, plaintiffs seek damages against the defendants and injunctive relief. The Company intends to vigorously defend against all claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

On April 9, 2021, a putative class action claim was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc.

(“RE/MAX OA”), which was acquired by the Company in July 2021 (see Note 6, Acquisitions, for additional information), Century 21 Canada Limited Partnership, Royal Lepage Real Estate Services Ltd., and many other real estate companies by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants and their co-conspirators conspired, agreed or arranged with each other to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”); that the Defendants and their co-conspirators acted in furtherance of their conspiracy, agreement or arrangement to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on the Toronto MLS; and violation of Part VI of the Competition Act, R.S.C. 1985, c. C-34 (“Competition Act”). Among other requested relief, Plaintiff seeks damages against the defendants and injunctive relief. RE/MAX OA denies the allegations in the claim and intends to vigorously defend the action.

15. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2021, 2020 and 2019, the Company recognized expense of $1.5 million, $1.0 million and $2.1 million, respectively, for matching contributions to the 401(k) Plan. During 2020, as part of a cost mitigation plan due to COVID-19, the Company suspended the matching contributions to the 401(k) Plan in the final three quarters of the year. The Company’s 401(k) matching contribution was reinstated in 2021.

16. Segment Information

The Company operates under the following four operating segments: Real Estate, Mortgage, Marketing Funds, and Other. Mortgage does not meet the quantitative significance test; however, management has chosen to report results for the segment as it believes it will be a key driver of the Company’s future success. Management evaluates the operating results of its segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following table presents revenue from external customers by segment (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Continuing franchise fees (a)	$110,613	$84,863	$95,854
Annual dues	35,549	35,075	35,409
Broker fees	65,456	50,028	45,990
Franchise sales and other revenue	23,506	20,826	22,383
Total Real Estate	235,124	190,792	199,636
Continuing franchise fees	7,891	5,354	4,074
Franchise sales and other revenue	2,160	1,256	468
Total Mortgage	10,051	6,610	4,542
Marketing Funds fees (a)	82,391	64,402	72,299
Other	2,135	4,197	5,816
Total revenue	$329,701	$266,001	$282,293
(a)	During the year ended December 31, 2020, Continuing franchise fees and Marketing Funds fees declined primarily due to the temporary COVID-19 related financial support programs offered to franchisees.

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Adjusted EBITDA: Real Estate	$125,247	$96,079	$106,810
Adjusted EBITDA: Mortgage	(5,321)	(2,255)	(2,709)
Adjusted EBITDA: Other	(249)	(1,266)	(586)
Adjusted EBITDA: Consolidated	119,677	92,558	103,515
Gain (loss) on sale or disposition of assets, net	(5)	(600)	(342)
Loss on contract settlement (a)	(40,900)	—	—
Loss on extinguishment of debt (b)	(264)	—	—
Impairment charge - leased assets (c)	—	(7,902)	—
Impairment charge - goodwill (d)	(5,123)	—	—
Equity-based compensation expense	(34,298)	(16,267)	(10,934)
Acquisition-related expense (e)	(17,422)	(2,375)	(1,127)
Fair value adjustments to contingent consideration (f)	(309)	(814)	(241)
Other	(1,057)	97	—
Interest income	217	340	1,446
Interest expense	(11,344)	(9,223)	(12,229)
Depreciation and amortization	(31,333)	(26,106)	(21,792)
Income (loss) before provision for income taxes	$(22,161)	$29,708	$58,296
(a)	Represents the effective settlement of the pre-existing master franchise agreement with INTEGRA that was recognized with the acquisition. See Note 6, Acquisitions for additional information.
(b)	The loss was recognized in connection with the amended and restated Senior Secured Credit Facility. See Note 10, Debt for additional information.
(c)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building. See Note 3, Leases for additional information.
(d)	Lower than expected adoption rates of the First technology resulted in downward revisions to long-term forecasts, resulting in an impairment charge to the First reporting unit goodwill. See Note 8, Intangible Assets and Goodwill for additional information.
(e)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the evaluation, due diligence, execution and integration of acquisitions.
(f)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 11, Fair Value Measurements for additional information.

The following table presents total assets of the Company’s segments (in thousands):

	As of December 31,
	2021	2020
Real Estate	$674,034	$462,036
Marketing Funds	63,313	48,728
Mortgage	38,359	32,248
Other	427	3,356
Total assets	$776,133	$546,368

Virtually all long-lived assets are within the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

A.	Evaluation of Disclosure Controls and Procedures

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2021 our disclosure controls and procedures were effective.

B.	Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, using the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As permitted by SEC guidelines, management has excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of INTEGRA, which we acquired on July 21, 2021. Total assets, excluding goodwill and other intangibles, of INTEGRA constituted 3.6% of consolidated total assets as of December 31, 2021. Total revenues of INTEGRA constituted 8.5% of consolidated total revenues for the year ended December 31, 2021. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP, an independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. See Part II, Item 8, “Report of Independent Registered Public Accounting Firm.”

C.	Changes in Internal Control over Financial Reporting

As previously disclosed in Item 9A of our amended Annual Report on Form 10-K/A, for the year ended December 31, 2020, management identified a material weakness regarding a failure to consult with appropriate internal subject matter experts when evaluating the market value for re-acquired franchise rights in acquisitions of previous Independent Regions from 2007 to 2017, as well as ineffective controls over the review of certain inputs used in the valuation of intangible assets. To remediate the material weakness, management augmented the Company’s risk assessment process related to accounting for acquisitions and implemented additional controls in connection with the purchase accounting for acquisitions of Independent Regions. As a result of these changes, our management concluded that the material weakness no longer exists as of December 31, 2021.

Except as noted in the preceding paragraph, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Conduct and a Supplemental Code of Ethics for the Chief Executive Officer and Senior Financial Officers. Both of these codes apply to our chief executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Both codes are available on our website at www.remaxholdings.com.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2021 with respect to shares of our Class A common stock issuable under our equity compensation plan:

Equity Compensation Plan Information
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to		Weighted-Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights (2)	Column (a))
Equity compensation plans approved by security holders	997,982	(1)	$—	1,179,538
Equity compensation plans not approved by security holders	—		—	—
Total	997,982	(1)	$—	1,179,538

(1)	Represents 997,982 shares issuable upon vesting of unvested restricted stock units.
(2)	The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020
●	Consolidated Statements of Income (Loss) for the fiscal years ended December 31, 2021, December 31, 2020 and December 31, 2019
●	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2021, December 31, 2020 and December 31, 2019

●	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2021, December 31, 2020 and December 31, 2021
●	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2021, December 31, 2020 and December 31, 2019
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.2
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-36101	2/21/2020	4.2
10.1	2013 Omnibus Incentive Plan and related documents.†	S-8	333-191519	10/1/2013	4.2
10.2	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.3	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.4	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.5	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-K	001-36101	2/21/2020	10.5
10.6	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.7	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.8	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.†	S-1	333-190699	9/27/2013	10.3
10.9	Form of Time-Based Restricted Stock Unit Award.†	10-K	333-190699	2/24/2017	10.11
10.10	Form of Time-Based Restricted Stock Unit Award.†	10-K	011-36101	2/25/2021	10.10
10.11	Form of Performance-Based Restricted Stock Unit Award.†	10-Q	011-36101	12/21/2021	10.2
10.12	Form of Performance-Based Restricted Stock Unit Award.†	10-K	011-36101	2/22/2019	10.12
10.13	Form of Performance-Based Restricted Stock Unity Award. †	10-K	011-36101	2/25/2021	10.12
10.14	Form of Restricted Stock Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.15
10.15	Form of Restricted Stock Award (General).†	S-1	333-190699	9/27/2013	10.16
10.16	Form of Stock Option Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.17
10.17	Form of Stock Option Award (General).†	S-1	333-190699	9/27/2013	10.18
10.18	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC	10-Q	001-36101	8/7/2015	10.3
10.19	Joinder, dated October 4, 2018, among RE/MAX Holdings, Inc., Oberndorf Investments LLC and Parallaxes Capital Opportunities fund I LP	10-K	001-36101	2/22/2019	10.18
10.20	Joinder, dated December 19, 2018, among RE/MAX Holdings, Inc., Parallaxes Capital Opportunities Fund I LP and Parallaxes Rain Co-Investment, LLC	10-K	001-36101	2/22/2019	10.19
10.21	Amended and Restated Credit Agreement, dated as of December 15, 2016, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*	8-K	001-36101	12/21/2016	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.22	Consent and Waiver, dated November 14, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	11/15/2017	10.1
10.23	Second Consent and Waiver, dated December 19, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	12/26/2017	10.1
10.24	Second Amended and Restated Credit Agreement, dated as of July 21, 2021, by and among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	7/21/2021	10.1
10.25	Equity Purchase Agreement, dated January 1, 2019, by and between RADF, LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.23
10.26	Asset Purchase Agreement, dated January 1, 2019, by and between RE/MAX Texas Ad Fund, Inc.	10-K	001-36101	2/22/2019	10.24
10.27	Share Purchase Agreement, dated January 1, 2019, by and between RE/MAX of Western Canada (1998), LLC and David Liniger	10-K	001-36101	2/22/2019	10.25
10.28	Share Purchase Agreement, dated January 1, 2019, by and between Motto Franchising, LLC and David Liniger	10-K	001-36101	2/22/2019	10.26
10.29	Severance Pay Benefit Plan	8-K	001-36101	4/11/2019	10.1
10.30	Executive Separation and General Release Agreement	8-K	001-36101	1/11/2022	10.1
10.31	Interim Executive Agreement	8-K	001-36101	1/11/2022	10.2

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.32	Form of RE/MAX Holdings, Inc. Reward and Retention Agreement	8-K	001-36101	1/11/2022	10.3
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity and (vi) related notes

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

RE/MAX Holdings, Inc.
(Registrant)

Date: February 23, 2022	By:	/s/ Adam M. Contos
Adam M. Contos
Director and Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2022	By:	/s/ Karri R. Callahan
Karri R. Callahan
Chief Financial Officer
(Principal Financial Officer)

Date: February 23, 2022	By:	/s/ Brett A. Ritchie
Brett A. Ritchie
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Stephen P. Joyce and Karri R. Callahan, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam M. Contos	Director and Chief Executive Officer	February 23, 2022
Adam M. Contos	(Principal Executive Officer)

/s/ Karri R. Callahan	Chief Financial Officer	February 23, 2022
Karri R. Callahan	(Principal Financial Officer)

/s/ Brett A. Ritchie	Chief Accounting Officer	February 23, 2022
Brett A. Ritchie	(Principal Accounting Officer)

/s/ David L. Liniger	Chairman and Co-Founder	February 23, 2022
David L. Liniger

/s/ Gail A. Liniger	Vice Chair and Co-Founder	February 23, 2022
Gail A. Liniger

/s/ Kathleen J. Cunningham	Director	February 23, 2022
Kathleen J. Cunningham

/s/ Roger J. Dow	Director	February 23, 2022
Roger J. Dow

/s/ Ronald E. Harrison	Director	February 23, 2022
Ronald E. Harrison

/s/ Christine M. Riordan	Director	February 23, 2022
Christine M. Riordan

/s/ Joseph A. DeSplinter	Director	February 23, 2022
Joseph A. DeSplinter

/s/ Teresa S. Van De Bogart	Director	February 23, 2022
Teresa S. Van De Bogart

/s/ Laura G. Kelly	Director	February 23, 2022
Laura G. Kelly

/s/ Stephen P. Joyce	Director	February 23, 2022
Stephen P. Joyce