Form 10-Q
period 2022-03-31
RE/MAX Holdings, Inc.
filed 2022-04-28
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022.

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

On April 21, 2022, there were 19,266,266 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$118,495	$126,270
Restricted cash	36,889	32,129
Accounts and notes receivable, current portion, net of allowances	34,608	34,611
Income taxes receivable	1,750	1,754
Other current assets	18,873	16,010
Total current assets	210,615	210,774
Property and equipment, net of accumulated depreciation	10,482	12,686
Operating lease right of use assets	34,042	36,523
Franchise agreements, net	138,914	143,832
Other intangible assets, net	34,405	32,530
Goodwill	269,837	269,115
Deferred tax assets, net	52,025	51,314
Income taxes receivable, net of current portion	754	1,803
Other assets, net of current portion	12,609	17,556
Total assets	$763,683	$776,133
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,627	$5,189
Accrued liabilities	86,169	96,768
Income taxes payable	2,054	2,546
Deferred revenue	24,271	27,178
Current portion of debt	4,600	4,600
Current portion of payable pursuant to tax receivable agreements	3,672	3,610
Operating lease liabilities	6,566	6,328
Total current liabilities	133,959	146,219
Debt, net of current portion	446,521	447,459
Payable pursuant to tax receivable agreements, net of current portion	26,856	26,893
Deferred tax liabilities, net	14,530	14,699
Deferred revenue, net of current portion	19,300	18,929
Operating lease liabilities, net of current portion	44,819	45,948
Other liabilities, net of current portion	7,907	6,919
Total liabilities	693,892	707,066
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 19,172,544 and 18,806,194 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	522,072	515,443
Accumulated deficit	(12,808)	(7,821)
Accumulated other comprehensive income, net of tax	892	650
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	510,158	508,274
Non-controlling interest	(440,367)	(439,207)
Total stockholders' equity	69,791	69,067
Total liabilities and stockholders' equity	$763,683	$776,133

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Continuing franchise fees	$33,499	$25,374
Annual dues	8,920	8,672
Broker fees	15,085	11,953
Marketing Funds fees	22,851	18,145
Franchise sales and other revenue	10,649	8,151
Total revenue	91,004	72,295
Operating expenses:
Selling, operating and administrative expenses	47,831	43,676
Marketing Funds expenses	22,851	18,145
Depreciation and amortization	8,985	6,808
Settlement and impairment charges	3,735	—
Total operating expenses	83,402	68,629
Operating income (loss)	7,602	3,666
Other expenses, net:
Interest expense	(3,651)	(2,098)
Interest income	19	163
Foreign currency transaction gains (losses)	180	(20)
Total other expenses, net	(3,452)	(1,955)
Income (loss) before provision for income taxes	4,150	1,711
Provision for income taxes	(1,205)	52
Net income (loss)	$2,945	$1,763
Less: net income (loss) attributable to non-controlling interest	1,494	600
Net income (loss) attributable to RE/MAX Holdings, Inc.	$1,451	$1,163

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.08	$0.06
Diluted	$0.08	$0.06
Weighted average shares of Class A common stock outstanding
Basic	18,934,424	18,496,532
Diluted	19,211,603	18,866,727
Cash dividends declared per share of Class A common stock	$0.23	$0.23

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$2,945	$1,763
Change in cumulative translation adjustment	482	79
Other comprehensive income (loss), net of tax	482	79
Comprehensive income (loss)	3,427	1,842
Less: comprehensive income (loss) attributable to non-controlling interest	1,734	638
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$1,693	$1,204

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2022	18,806,194	$2	1	$—	$515,443	$(7,821)	$650	$(439,207)	$69,067
Net income (loss)	—	—	—	—	—	1,451	—	1,494	2,945
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,894)	(2,894)
Equity-based compensation expense and dividend equivalents	587,283	—	—	—	12,215	(685)	—	—	11,530
Dividends to Class A common stockholders	—	—	—	—	—	(4,439)	—	—	(4,439)
Repurchase and retirement of common shares	(45,885)	—	—	—	—	(1,314)	—	—	(1,314)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	242	240	482
Payroll taxes related to net settled restricted stock units	(175,048)	—	—	—	(5,586)	—	—	—	(5,586)
Balances, March 31, 2022	19,172,544	$2	1	$—	$522,072	$(12,808)	$892	$(440,367)	$69,791

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2021	18,390,691	$2	1	$—	$491,422	$25,628	$612	$(416,007)	$101,657
Net income (loss)	—	—	—	—	—	1,163	—	600	1,763
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	459,330	—	—	—	12,679	(472)	—	—	12,207
Dividends to Class A common stockholders	—	—	—	—	—	(4,326)	—	—	(4,326)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	41	38	79
Payroll taxes related to net settled restricted stock units	(130,773)	—	—	—	(5,291)	—	—	—	(5,291)
Balances, March 31, 2021	18,719,248	$2	1	$—	$498,810	$21,993	$653	$(418,258)	$103,200

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,945	$1,763
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,985	6,808
Impairment charge - leased assets	3,735	—
Bad debt expense	170	287
Equity-based compensation expense	5,637	12,054
Deferred income tax expense (benefit)	20	(320)
Fair value adjustments to contingent consideration	285	(280)
Non-cash lease expense (benefit)	(368)	(284)
Other, net	267	87
Changes in operating assets and liabilities	(5,174)	717
Net cash provided by operating activities	16,502	20,832
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(3,723)	(4,381)
Net cash used in investing activities	(3,723)	(4,381)
Cash flows from financing activities:
Payments on debt	(1,150)	(660)
Distributions paid to non-controlling unitholders	(2,894)	(2,889)
Dividends and dividend equivalents paid to Class A common stockholders	(5,124)	(4,798)
Payments related to tax withholding for share-based compensation	(5,586)	(5,291)
Common shares repurchased	(1,314)	—
Net cash used in financing activities	(16,068)	(13,638)
Effect of exchange rate changes on cash	274	92
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,015)	2,905
Cash, cash equivalents and restricted cash, beginning of period	158,399	121,227
Cash, cash equivalents and restricted cash, end of period	$155,384	$124,132
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,433	$1,970
Net cash paid for income taxes	$1,542	$926

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2021, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2022 and the results of its operations and comprehensive income, cash flows and changes in its stockholders’ equity for the three months ended 2022 and 2021. Interim results may not be indicative of full-year performance.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report on Form 10-K”). Please refer to that document for a fuller discussion of all significant accounting policies.

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

Segment Reporting

The Company operates under the following four operating segments: Real Estate, Mortgage, Marketing Funds and Other. Due to quantitative insignificance, the “Other” operating segment is comprised of operations which do not meet the criteria of a reportable segment.

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s major streams of revenue are:

●	Continuing franchise fees, which are fixed contractual fees paid monthly by RE/MAX or Motto franchisees or Independent Region sub-franchisors based on the number of RE/MAX agents or Motto franchisees based on the number of open offices.
●	Annual dues, which are fees charged directly to RE/MAX agents.

●	Broker fees, which are fees on real estate commissions when a RE/MAX agent assists a consumer with buying or selling a home.
●	Marketing Funds fees, which are fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents or Motto franchisees based on the number of offices.
●	Franchise sales and other revenue, which consists of fees from initial sales of RE/MAX and Motto franchises, renewals of RE/MAX franchises and master franchise fees, as well as data services subscription revenue, preferred marketing arrangements, technology products and subscription revenue, event-based revenue from education and other programs and mortgage loan processing revenue.

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Consolidated Balance Sheets. Other deferred revenue is primarily related to event-based revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2022	New billings	recognized (a)	March 31, 2022
Franchise sales	$26,043	$2,685	$(2,141)	$26,587
Annual dues	15,020	10,053	(8,920)	16,153
Other	5,044	4,219	(8,432)	831
	$46,107	$16,957	$(19,493)	$43,571

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $2.1 million and $6.7 million, respectively, for the three months ended March 31, 2022.

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2022	for new activity	recognized	March 31, 2022
Three Months Ended March 31, 2022	$4,010	$437	$(501)	$3,946

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, and by geographical area (in thousands):

	Three Months Ended March 31,
	2022	2021
U.S. Company-Owned Regions (a)	$39,154	$32,546
U.S. Independent Regions (a)	1,701	3,288
Canada Company-Owned Regions (a)	10,475	3,554
Canada Independent Regions (a)	703	2,205
Global	3,092	2,641
Fee revenue (b)	55,125	44,234
Franchise sales and other revenue (c)	9,612	6,920
Total Real Estate	64,737	51,154
U.S. (a)	17,559	16,182
Canada (a)	5,013	1,737
Global	279	226
Total Marketing Funds	22,851	18,145
Mortgage (d)	3,028	2,323
Other (d)	388	673
Total	$91,004	$72,295
(a)	In July 2021, the Company acquired the operating companies of the North America regions of RE/MAX INTEGRA (“INTEGRA”). Fee revenue from these regions were previously recognized in the U.S. and Canada Independent Regions. See Note 5, Acquisitions, for information related to this transaction.
(b)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(c)	Franchise sales and other revenue is derived primarily within the U.S.
(d)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter	Total
Annual dues	$15,370	$783	$—	$—	$—	$—	$—	$16,153
Franchise sales	5,510	6,183	4,994	3,737	2,331	1,184	2,648	26,587
Total	$20,880	$6,966	$4,994	$3,737	$2,331	$1,184	$2,648	$42,740

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$118,495	$126,270
Restricted cash	36,889	32,129
Total cash, cash equivalents and restricted cash	$155,384	$158,399

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

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Technology − operating	$4,224	$3,600
Technology − capital	631	180
Marketing staff and administrative services	1,541	1,118
Total	$6,396	$4,898

Accounts and Notes Receivable

As of March 31, 2022, and December 31, 2021, the Company had allowances against accounts and notes receivable of $8.9 million and $9.6 million, respectively.

Property and Equipment

As of March 31, 2022, and December 31, 2021, the Company had accumulated depreciation of $10.1 million and $9.4 million, respectively.

Leases

The Company leases corporate offices, a distribution center, billboards and certain equipment. As all franchisees are independently owned and operated; there are no leases recognized for any offices used by the Company’s franchisees. All the Company’s material leases are classified as operating leases. The Company acts as the lessor for sublease agreements on its corporate headquarters, consisting solely of operating leases.

During the first quarter of 2022, the Company subleased a portion of its corporate headquarters. As a result, the Company performed an impairment test on the portion subleased. Based on a comparison of undiscounted cash flows to the right of use (“ROU”) asset, the Company determined that the asset was impaired, driven largely by the difference between the existing lease rate on the Company’s corporate headquarters and the sublease rates received. This resulted in an impairment charge of $3.7 million, which reflects the excess of the ROU asset carrying value over its fair value.

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

As of March 31, 2022, the Company had an aggregate U.S. dollar equivalent of $59.3 million notional amount of Canadian dollar forward contracts to hedge these exposures.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets (commissions related to franchise sales) and contract liabilities (deferred revenue) acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The impact to future acquisitions could be material depending on the significance of future acquisitions. There would be no impact to cash flows.

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	March 31, 2022		December 31, 2021
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	39.6%	12,559,600	40.0%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	19,172,544	60.4%	18,806,194	60.0%
Total common units in RMCO	31,732,144	100.0%	31,365,794	100.0%

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

	Three Months Ended March 31,
	2022			2021
		Non-			Non-
		controlling			controlling
	Holdings	interest	Total	Holdings	interest	Total
Weighted average ownership percentage of RMCO(a)	60.1%	39.9%	100.0%	59.6%	40.4%	100.0%
Income (loss) before provision for income taxes(a)	$2,485	$1,665	$4,150	$1,019	$692	$1,711
(Provision) / benefit for income taxes(b)(c)(d)	(1,034)	(171)	(1,205)	144	(92)	52
Net income (loss)	$1,451	$1,494	$2,945	$1,163	$600	$1,763
(a)	The weighted average ownership percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain relatively insignificant items recorded at Holdings.

(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.
(c)	Beginning in July 2021 as a result of the acquisition of INTEGRA, RMCO now also owns two corporate subsidiaries, which unlike RMCO are not pass-through entities. These entities are taxed at the corporate level on 100% of their income.
(d)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes incurred by RMCO and its subsidiaries (both foreign taxes and taxes from non-flow through subsidiaries). Otherwise, because RMCO is a flow-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Tax and other distributions	$5	$—
Dividend distributions	2,889	2,889
Total distributions to non-controlling unitholders	$2,894	$2,889

4. Earnings Per Share, Dividends and Repurchases

Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended March 31,
	2022	2021
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$1,451	$1,163
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,934,424	18,496,532
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,934,424	18,496,532
Add dilutive effect of the following:
Restricted stock	277,179	370,195
Weighted average shares of Class A common stock outstanding, diluted	19,211,603	18,866,727
Earnings (loss) per share of Class A common stock
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.08	$0.06
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.08	$0.06

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Three Months Ended March 31,
	2022				2021
Quarter end declared	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to Non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to Non-controlling unitholders
March 31	March 16, 2022	$0.23	$4,439	$2,889	March 17, 2021	$0.23	$4,326	$2,889
		$0.23	$4,439	$2,889		$0.23	$4,326	$2,889

On April 27, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which was payable on May 25, 2022 to stockholders of record at the close of business on May 11, 2022.

Share Repurchases and Retirement

The Company’s Board of Directors has authorized a common stock repurchase program of up to $100 million. During the three months ended March 31, 2022, 45,885 shares of the Company’s Class A common stock were repurchased and retired for $1.3 million excluding commissions, at an average cost of $28.63. These amounts represent shares authorized by the Board of Directors for repurchase under publicly announced authorizations. As of March 31, 2022, $98.7 million remained available under the share repurchase program approved by the Company’s Board of Directors.

5. Acquisitions

RE/MAX INTEGRA North America Regions Acquisition

On July 21, 2021, the Company acquired the operating companies of the North America regions of INTEGRA whose territories cover five Canadian provinces (New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, and Prince Edward Island) and nine U.S. states (Connecticut, Indiana, Maine, Massachusetts, Minnesota, New Hampshire, Rhode Island, Vermont, and Wisconsin) for cash consideration of approximately $235.0 million. The Company acquired these companies in order to convert these formerly Independent Regions into Company-Owned Regions, advance its ability to scale, deliver value to its affiliates and recapture the value differential of more than 19,000 agents (approximately 12,000 in Canada and 7,000 in the U.S.). The Company funded the acquisition by refinancing its Senior Secured Credit Facility (See Note 8, Debt) and using cash from operations.

The Company allocated $40.9 million of the purchase price to a loss on the pre-existing master franchise agreements with INTEGRA which were effectively settled with the acquisition. The loss represents the fair value of the difference between the historical contractual royalty rates paid by INTEGRA and the current market rate. The loss is recorded in “Settlement and impairment charges” in the Consolidated Statements of Income (Loss) in the 2021 Annual Report on Form 10-K.

The following table summarizes the preliminary allocation of the purchase price (net of settlement loss) to the fair value of assets acquired and liabilities assumed for the acquisition (in thousands):

Cash and cash equivalents and restricted cash	$14,098
Accounts and notes receivable, net	6,610
Income taxes receivable	494
Other current assets	502
Property and equipment	63
Franchise agreements (a)	92,250
Other intangible assets, net (a)	9,200
Other assets, net of current portion	1,930
Goodwill (b)	108,909
Accounts payable	(3,461)
Accrued liabilities	(14,045)
Income taxes payable	(2,882)
Deferred revenue	(824)
Deferred tax liabilities, net	(16,544)
Other liabilities, net of current portion	(2,200)
Total purchase price allocated to assets and liabilities	194,100
Loss on contract settlement	40,900
Total consideration	$235,000
(a)	The Company expects to amortize the acquired Franchise agreements over a weighted average useful life of approximately 12 years and the non-compete agreements included in Other intangible assets, net over a useful life of 5 years using the straight-line method.
(b)	The Company expects 50% of the goodwill in Canada but none in the U.S. to be deductible for tax purposes.

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

Three Months Ended
March 31, 2021
Total revenue	$84,221
Net income (loss) attributable to RE/MAX Holdings, Inc.	$1,472

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of March 31, 2022			As of December 31, 2021
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	13.0	$268,473	$(129,559)	$138,914	$267,770	$(123,938)	$143,832
Other intangible assets:
Software (a)	4.1	$46,652	$(25,012)	$21,640	$51,368	$(29,682)	$21,686
Trademarks	8.3	2,361	(1,601)	760	2,356	(1,533)	823
Non-compete agreements	4.3	13,274	(2,549)	10,725	13,100	(4,563)	8,537
Training materials	5.0	2,400	(1,720)	680	2,400	(1,600)	800
Other	6.6	870	(270)	600	1,670	(986)	684
Total other intangible assets	4.3	$65,557	$(31,152)	$34,405	$70,894	$(38,364)	$32,530

(a)	As of March 31, 2022, and December 31, 2021, capitalized software development costs of $2.8 million and $1.9 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $8.4 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2022	$25,914
2023	30,412
2024	25,398
2025	19,964
2026	14,603
Thereafter	57,028
$173,319

The following table presents changes to goodwill by reportable segment (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2022	$250,482	$18,633	$269,115
Purchase price adjustments	(29)	—	(29)
Effect of changes in foreign currency exchange rates	751	—	751
Balance, March 31, 2022	$251,204	$18,633	$269,837

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Marketing Funds (a)	$62,982	$61,997
Accrued payroll and related employee costs	12,572	22,634
Accrued taxes	1,636	2,053
Accrued professional fees	2,461	3,660
Other	6,518	6,424
	$86,169	$96,768

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information.

8. Debt

Debt, net of current portion, consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Senior Secured Credit Facility	$456,550	$457,700
Less unamortized debt issuance costs	(4,011)	(4,168)
Less unamortized debt discount costs	(1,418)	(1,473)
Less current portion	(4,600)	(4,600)
	$446,521	$447,459

As of March 31, 2022, maturities of debt are as follows (in thousands):

2022	$4,600
2023	4,600
2024	4,600
2025	4,600
2026	4,600
Thereafter	433,550
$456,550

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

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. As of March 31, 2022, the interest rate on the term loan facility was 3.0%.

A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit. As of the date of this report, no amounts were drawn on the revolving line of credit.

9. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the 2021 Annual Report on Form 10-K.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of March 31, 2022				As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration (a)	$4,800	$—	$—	$4,800	$4,530	$—	$—	$4,530
Gadberry contingent consideration (a)	1,265	—	—	1,265	1,250	—	—	1,250
Contingent consideration (a)	$6,065	$—	$—	$6,065	$5,780	$—	$—	$5,780
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

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

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2022	$5,780
Fair value adjustments	285
Balance at March 31, 2022	$6,065

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$451,121	$447,419	$452,059	$454,267

10. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income is based on an estimate of the Company’s annualized effective income tax rate.

Uncertain Tax Positions

During 2021, the Company settled uncertain tax positions related to certain foreign tax matters that were accrued in prior years. The Company also recognized additional uncertain tax positions related to acquired corporations. While the Company believes the liabilities recognized for uncertain tax positions are adequate to cover reasonably expected tax risks, there can be no assurance that an issue raised by a tax authority will be resolved at a cost that does not exceed the liability recognized. Interest and penalties are accrued on uncertain tax positions and included in the “Provision for income taxes” in the accompanying Consolidated Statements of Income (Loss).

During 2021 and in connection with the INTEGRA acquisition, the Company assumed an uncertain tax position related to certain U.S. tax matters and also recorded a largely offsetting related indemnification asset. See Note 5, Acquisitions for further details.

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

	As of March 31,
	2022	2021
Balance, January 1	$1,587	$5,300
Increases related to prior period tax positions	—	96
Balance, March 31	$1,587	$5,396

A portion of the Company’s uncertain tax positions have a reasonable possibility of being settled within the next 12 months.

11. Equity-Based Compensation

Equity-based compensation expense under the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “Incentive Plan”), net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Expense from time-based awards (a)	$3,848	$9,821
Expense from performance-based awards (b)	90	796
Expense from bonus to be settled in shares (c)	1,699	1,437
Equity-based compensation expense	$5,637	$12,054
(a)	During the three months ended March 31, 2021, the Company recognized $5.5 million of expense upon acceleration of certain grants that were issued to two employees of an acquired company who departed during the first quarter of 2021.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. During the three months ended March 31, 2022, the Company had a significant amount of forfeitures related to the former CEO awards that will no longer vest.
(c)	A portion of the annual corporate bonus earned that is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2022	765,813	$36.84
Granted	362,457	$29.64
Shares vested (including tax withholding) (a)	(290,628)	$38.66
Forfeited	(25,788)	$37.19
Balance, March 31, 2022	811,854	$32.96

(a)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of March 31, 2022, there was $19.9 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2022	241,821	$31.02
Granted (a)	157,739	$29.97
Shares vested (including tax withholding) (b)	(30,893)	$29.86
Forfeited	(48,225)	$31.67
Balance, March 31, 2022	320,442	$30.52

(a)	Represents the total participant target award.
(b)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of March 31, 2022, there was $7.7 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.

12. Commitments and Contingencies

A number of putative class action complaints are pending against the National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc., RE/MAX, LLC and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the United States District Court for the Northern District of Illinois (the “Moehrl Action”). Similar actions have been filed in various federal courts. The complaints make substantially similar allegations and seek substantially similar relief. For convenience, all of these lawsuits are collectively referred to as the “Moehrl-related suits.” In the Moehrl Action, the plaintiffs allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints added allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. While similar to the Moehrl Action, the Moehrl-related suits also allege: state antitrust violations; unjust enrichment; harm to home buyers rather than sellers; violations of the Missouri Merchandising Practices Act; and claims against a multiple listing service (MLS) defendant rather than NAR. In one of the Moehrl-related suits, filed by plaintiffs Scott and Rhonda Burnett and others in the Western District of Missouri, the court on April 22, 2022 granted plaintiffs’ motion for class certification. The Company intends to pursue an interlocutory appeal of the decision on class certification, but there is no assurance such appeal will be granted or result in a stay of the proceedings. Among other requested relief, plaintiffs seek damages against the defendants and injunctive relief. The Company intends to vigorously defend against all claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

On April 9, 2021, a putative class action claim was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021 (see Note 6, Acquisitions, for additional information), Century 21 Canada Limited Partnership, Royal Lepage Real Estate Services Ltd., and many other real estate companies by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants and their co-conspirators conspired, agreed or arranged with each other to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”); that the Defendants and their co-conspirators acted in furtherance of their conspiracy, agreement or arrangement to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on the Toronto MLS; and violation of Part VI of the Competition Act, R.S.C. 1985, c. C-34 (“Competition Act”). On February 24, 2022, plaintiff filed a Fresh as Amended Statement of Claim. With respect RE/MAX OA, the amended claim alleges Franchisor Defendants aided and abetted their respective franchisee brokerages and their salespeople in violation of the section 45(1) of the Competition Act. Among other requested relief, Plaintiff seeks damages against the defendants and injunctive relief. RE/MAX OA denies the allegations in the claim and intends to vigorously defend the action.

13. Segment Information

The Company operates under the following four operating segments: Real Estate, Mortgage, Marketing Funds and Other. Mortgage does not meet the quantitative significance test; however, management has chosen to report results for the segment as it believes it will be a key driver of future success for Holdings. Management evaluates the operating results of its segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in the Company’s 2021 Annual Report on Form 10-K.

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Continuing franchise fees	$31,120	$23,609
Annual dues	8,920	8,672
Broker fees	15,085	11,953
Franchise sales and other revenue	9,612	6,920
Total Real Estate	64,737	51,154
Continuing franchise fees	2,379	1,765
Franchise sales and other revenue	649	558
Total Mortgage	3,028	2,323
Marketing Funds fees	22,851	18,145
Other	388	673
Total revenue	$91,004	$72,295

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Adjusted EBITDA: Real Estate	$30,116	$24,420
Adjusted EBITDA: Mortgage	(2,173)	(1,150)
Adjusted EBITDA: Other	(26)	(110)
Adjusted EBITDA: Consolidated	27,917	23,160
Impairment charge - leased assets (a)	(3,735)	—
Equity-based compensation expense	(5,637)	(12,054)
Acquisition-related expense (b)	(1,257)	(943)
Fair value adjustments to contingent consideration (c)	(285)	280
Other	(236)	11
Interest income	19	163
Interest expense	(3,651)	(2,098)
Depreciation and amortization	(8,985)	(6,808)
Income (loss) before provision for income taxes	$4,150	$1,711
(a)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building. See Note 2, Summary of Significant Accounting Policies for additional information.
(b)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the evaluation, due diligence, execution and integration of acquisitions.
(c)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements for additional information.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements (“financial statements”) and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes included in our most recent Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report on Form 10-K”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; our business model; cost structure; balance sheet; revenue; operating expenses; financial outlook; return of capital, including dividends and our share repurchase program; non-GAAP financial measures; housing and mortgage market condition and trends; economic and demographic trends; competition; the anticipated benefits our technology initiatives; our anticipated sources and uses of liquidity including for potential acquisitions; capital expenditures; future litigation expenses relating to the Moehrl-related suits; our strategic and operating plans and business models including our efforts to accelerate the growth of our businesses; and the expected impact of acquisitions.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily accurately indicate the times at which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materiality from those expressed in or suggested by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2021 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not intend, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The results of operations discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are those of RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries, including RMCO, LLC and its consolidated subsidiaries (“RMCO”), collectively, the “Company,” “we,” “our” or “us.”

Business Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages in the U.S. under the Motto Mortgage brand (“Motto”). We also sell ancillary products and services, primarily technology, to our franchise networks and, in certain instances, we sell those offerings outside our franchise networks. We organize our business based on the services we provide in Real Estate, Mortgage and our collective franchise marketing operations, known as the Marketing Funds. RE/MAX and Motto are 100% franchised—we do not own any of the brokerages that operate under these brands. We focus on enabling our networks’ success by providing powerful technology, quality education and training, and valuable marketing to build the strength of the RE/MAX and Motto brands. We support our franchisees in growing their brokerages, although they fund the cost of developing their brokerages. As a result, we maintain a low fixed-cost structure which, combined with our recurring fee-based model, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Financial and Operational Highlights – Three Months Ended March 31, 2022

(Compared to the three months ended March 31, 2021, unless otherwise noted)

●	Total revenue of $91.0 million, an increase of 25.9% from the prior year.
●	Revenue excluding the Marketing Funds (a) increased to $68.2 million or 25.9%, which was comprised of 10.5% organic growth, 15.1% growth attributable to acquisitions and 0.3% growth from foreign currency movements (b).
●	Net income (loss) attributable to RE/MAX Holdings, Inc. increased to $1.5 million
●	Adjusted EBITDA of $27.9 million and Adjusted EBITDA margin of 30.7% compared to Adjusted EBITDA of $23.2 million and Adjusted EBITDA margin of 32.0% from the prior year.
●	Total agent count increased by 1.6% to 142,405 agents.
●	U.S. and Canada combined agent count increased 0.5% to 85,160 agents.
●	Total open Motto Mortgage offices increased 27.3% to 191 offices.

(a)
Revenue excluding the Marketing Funds is a non-GAAP measure of financial performance that differs from the U.S. Generally Accepted Accounting Principles. Revenue excluding the Marketing Funds is calculated directly from our consolidated financial statements as Total revenue less Marketing Funds fees.
(b)
We define organic revenue growth as revenue growth from continuing operations excluding Marketing Funds, revenue attributable to acquisitions, and foreign currency movements. We define revenue from acquisitions as the incremental revenue generated from the date of an acquisition to its first anniversary (excluding Marketing Funds revenue related to acquisitions where applicable).

We continue to evaluate the best opportunities, both organic and inorganic, to drive our near- and longer-term growth. We have two strong, industry-leading franchise brands, each with their own compelling growth opportunities. Within those brands, our focus is primarily on identifying and implementing those strategic initiatives which should help us increase our U.S. agent count and accelerate the expansion of our growing Mortgage business.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of March 31,		2022 vs. 2021
	2022	2021	#	%
Agent Count:
U.S.	60,717	62,261	(1,544)	(2.5)%
Canada	24,443	22,510	1,933	8.6%
Subtotal	85,160	84,771	389	0.5%
Outside U.S. and Canada	57,245	55,443	1,802	3.3%
Total	142,405	140,214	2,191	1.6%

Motto open offices (2)	191	150	41	27.3%

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	#	%
RE/MAX franchise sales (1)	177	166	11	6.6%
Motto franchise sales (2)	17	9	8	88.9%
(1)	Includes franchise sales in the U.S., Canada and global regions.
(2)	Excludes “virtual” offices and BranchiseSM offices.

	Three Months Ended
	March 31,
	2022	2021
Total revenue	$91,004	$72,295
Total selling, operating and administrative expenses	$47,831	$43,676
Operating income (loss)	$7,602	$3,666
Net income (loss)	$2,945	$1,763
Net income (loss) attributable to RE/MAX Holdings, Inc.	$1,451	$1,163
Adjusted EBITDA (1)	$27,917	$23,160
Adjusted EBITDA margin (1)	30.7%	32.0%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2022	2021	$	%
Revenue:
Continuing franchise fees	$33,499	$25,374	$8,125	32.0%
Annual dues	8,920	8,672	248	2.9%
Broker fees	15,085	11,953	3,132	26.2%
Marketing Funds fees	22,851	18,145	4,706	25.9%
Franchise sales and other revenue	10,649	8,151	2,498	30.6%
Total revenue	$91,004	$72,295	$18,709	25.9%

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2022	2021	$	%
Revenue excluding the Marketing Funds:
Total revenue	$91,004	$72,295	$18,709	25.9%
Less: Marketing Funds fees	22,851	18,145	4,706	25.9%
Revenue excluding the Marketing Funds	$68,153	$54,150	$14,003	25.9%

Revenue excluding the Marketing Funds increased to $68.2 million or 25.9%, which was comprised of 10.5% organic growth, 15.1% growth from acquisitions and 0.3% growth from foreign currency movements. Organic growth increased primarily due to increased event-based revenue due to higher attendance at our annual RE/MAX agent convention, increased Broker fees due to rising home prices, incremental revenue from fewer agent recruiting initiatives, a price increase in RE/MAX Continuing franchise fees, and Motto growth. Revenue growth from acquisitions was attributable to revenue from the RE/MAX INTEGRA North American regions acquisition (“INTEGRA”) completed in July 2021. Consolidated revenue increased due to the aforementioned factors plus growth in Marketing Funds fees primarily from the INTEGRA acquisition.

Continuing Franchise Fees

Revenue from Continuing franchise fees increased primarily due to contributions from the acquisition of INTEGRA, incremental revenue from fewer agent recruiting initiatives, a price increase in RE/MAX and Motto growth.

Broker Fees

Revenue from Broker fees increased primarily from the acquisition of INTEGRA and rising home prices, partially offset by lower total transactions per agent as compared to the prior year.

Marketing Funds Fees

Revenue from Marketing Funds fees increased primarily from the acquisition of INTEGRA and fewer agent recruiting initiatives in the current year.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to higher attendance at our annual RE/MAX agent convention.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2022	2021	$	%
Operating expenses:
Selling, operating and administrative expenses	$47,831	$43,676	$(4,155)	(9.5)%
Marketing Funds expenses	22,851	18,145	(4,706)	(25.9)%
Depreciation and amortization	8,985	6,808	(2,177)	(32.0)%
Settlement and impairment charges	3,735	—	(3,735)	n/m
Total operating expenses	$83,402	$68,629	$(14,773)	(21.5)%
Percent of revenue	91.6%	94.9%

n/m - not meaningful

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

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2022	2021	$	%
Selling, operating and administrative expenses:
Personnel	$26,710	$28,333	$1,623	5.7%
Professional fees	4,788	4,254	(534)	(12.6)%
Lease costs	2,328	2,083	(245)	(11.8)%
Other	14,005	9,006	(4,999)	(55.5)%
Total selling, operating and administrative expenses	$47,831	$43,676	$(4,155)	(9.5)%
Percent of revenue	52.6%	60.4%

n/m - not meaningful

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs decreased primarily due to lower equity-based compensation expense, driven by $5.5 million of equity-based compensation expense due to the one-time acceleration of certain equity awards during the first quarter of 2021, see Note 11, Equity-Based Compensation. This decrease in equity-based compensation was partially offset by increased headcount, including from acquisitions, higher costs associated with acquiring and integrating new companies, and the reinstatement of the full 401(k) match.
●	Professional fees increased primarily due to an increase in legal fees. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q. We expect to incur an additional $2.5 million to $3.5 million in legal expenses related to the Moehrl-related suits during the remainder of this year because of this ongoing litigation.

●	Other selling, operating and administrative expenses increased primarily due higher travel and events expenses, primarily related to our annual RE/MAX agent convention, and increased investments in technology.

Marketing Funds Expenses

We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to new amortization related to our acquisitions.

Settlement and Impairment Charges

Impairment Charge - Leased Assets

During the first quarter of 2022, we subleased a portion of our corporate headquarters. As a result, we performed an impairment test on the portion subleased and recognized an impairment charge of $3.7 million. See Note 2, Summary of Significant Accounting Policies for additional information about our leases.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2022	2021	$	%
Other expenses, net:
Interest expense	$(3,651)	$(2,098)	$(1,553)	(74.0)%
Interest income	19	163	(144)	(88.3)%
Foreign currency transaction gains (losses)	180	(20)	200	n/m
Total other expenses, net	$(3,452)	$(1,955)	$(1,497)	(76.6)%
Percent of revenue	3.8%	2.7%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of the refinance of and increase to our Senior Secured Credit Facility (see Note 8, Debt, for more information) in the prior year. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

Our effective income tax rate increased to 29.0% from (3.0)% for the three months ended March 31, 2022 and 2021, respectively, primarily driven by the vesting of equity based compensation during the three months ended March 31, 2022 where the tax deductible expense was less than the GAAP expense, as compared to excess tax deductible expense as compared to GAAP expense related to vested equity awards in the three months ended March 31, 2021. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 10, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $27.9 million for the three months ended March 31, 2022, an increase of $4.8 million from the comparable prior year period. Adjusted EBITDA increased primarily due to contributions from the INTEGRA acquisition, higher Broker fees revenue due to rising home prices, incremental revenue from fewer agent recruiting initiatives, and a price increase in RE/MAX Continuing franchise fees, partially offset by higher personnel costs due to headcount increases and the reinstatement of the full 401(k) match.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$2,945	$1,763
Depreciation and amortization	8,985	6,808
Interest expense	3,651	2,098
Interest income	(19)	(163)
Provision for income taxes	1,205	(52)
EBITDA	16,767	10,454
Impairment charge - leased assets (1)	3,735	—
Equity-based compensation expense	5,637	12,054
Acquisition-related expense (2)	1,257	943
Fair value adjustments to contingent consideration (2)	285	(280)
Other	236	(11)
Adjusted EBITDA	$27,917	$23,160

(1)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building. See Note 2, Summary of Significant Accounting Policies for additional information.
(2)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the evaluation, due diligence, execution and integration of acquisitions.
(3)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our franchise networks and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by several factors including agents in the RE/MAX network, particularly in Company-Owned Regions and open offices in the Motto network. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	investments in technology and the growth of our mortgage business;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments and related interest payments on our Senior Secured Credit Facility;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company;
(ix)	payments to the TRA parties pursuant to the TRAs; and
(x)	share repurchases.

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

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. As of March 31, 2022, the interest rate on the term loan facility was 3.0%.

A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit.

As of March 31, 2022, we had $451.1 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of March 31, 2022, and December 31, 2021, we had $118.5 million and $126.3 million, respectively, of cash and cash equivalents, of which approximately $16.5 million and $8.9 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash provided by (used in):
Operating activities	$16,502	$20,832
Investing activities	(3,723)	(4,381)
Financing activities	(16,068)	(13,638)
Effect of exchange rate changes on cash	274	92
Net change in cash, cash equivalents and restricted cash	$(3,015)	$2,905

Operating Activities

Cash provided by operating activities decreased primarily as a result of:

●	higher payments of certain employee related liabilities;
●	an increase in Adjusted EBITDA of $4.8 million;
●	a decrease due to higher interest payments of $1.5 million, due to the increase of our Senior Secured Credit Facility in July 2021; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2022 the change in cash (used in) provided by investing activities was primarily due to lower investments on our corporate headquarters refresh.

Financing Activities

During the three months ended March 31, 2022, the change in cash provided by (used in) financing activities was primarily due to the initiation of our share repurchase program and an increase in principal payments on our Senior Secured Credit Facility.

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

Acquisitions

As part of our growth strategy, we may pursue acquisitions of Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets, revenue streams, or otherwise complement or accelerate the growth of our existing operations. We may fund any such growth with various sources of capital including existing cash balances and cash flow from operations, as well as proceeds from debt financings including under existing credit facilities or new arrangements raised in the public capital markets.

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $3.7 million and $4.4 million during the three months ended March 31, 2022 and 2021, respectively. These amounts primarily relate to spend on our corporate headquarters refresh and investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2022 are expected to be between $10 million and $13 million.

Return of Capital

Return of capital to shareholders is one of our primary capital allocation priorities. Our Board of Directors declared and we paid quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock during the first quarter of 2022. On April 27, 2022, our Board of Directors declared a quarterly cash dividend of $0.23 per share on all outstanding shares of Class A common stock, which was payable on May 25, 2022 to stockholders of record at the close of business on May 11, 2022.

Our Board of Directors has authorized a common stock repurchase program of up to $100 million. During the three months ended March 31, 2022, 45,885 million shares of our Class A common stock were repurchased and retired for $1.3 million excluding commissions, at an average cost of $28.63. As of March 31, 2022, $98.7 million remained available under the share repurchase authorization.

Future capital allocation decision with respect to return of capital either in the form of additional future dividends, and if declared, the amount of any such future dividend, or in the form of share repurchases, will be subject to our actual future earnings and capital requirements and any amounts authorized will be at the discretion of our Board of Directors.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$5	$—
Dividend distributions	2,889	2,889
Total distributions to RIHI	2,894	2,889
Payments pursuant to the TRAs	—	—
Total distributions to RIHI and TRA payments	$2,894	$2,889

Commitments and Contingencies

See Note 12, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of March 31, 2022.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2021 Annual Report on Form 10-K for which there were no material changes, included:

●	Motto Goodwill
●	Purchase Accounting for Acquisitions
●	Deferred Tax Assets and TRA Liability

New Accounting Pronouncements

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. Bad debt expense is less than 1% of revenue for the three months ended March 31, 2022 and 2021.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On March 31, 2022, $456.6 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. As of March 31, 2022, the interest rate was 3.0%. If LIBOR rises such that our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three months ended March 31, 2022, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.5 million related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2022 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our first quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation, claims and other proceedings relating to the conduct of our business, and the disclosures set forth in Note 12, Commitments and Contingencies relating to certain legal matters is incorporated herein by reference. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of our control including franchisees and independent agents, and employment law claims. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant time and resources from management. Although we do not believe any currently pending litigation will have a material adverse effect on our business, financial condition or operations, there are inherent uncertainties in litigation and other claims and regulatory proceedings and such pending matters could result in unexpected expenses and liabilities and might materially adversely affect our business, financial condition or operations, including our reputation.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our 2021 Annual Report on Form 10-K. There have been no material changes to the risk factors as disclosed in our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a common stock repurchase program of up to $100 million. During the three months ended March 31, 2022 45,885 million shares of our Class A common stock were repurchased and retired for $1.3 million excluding commissions, at an average cost of $28.63. As of March 31, 2022, $98.7 million remained available under the share repurchase authorization.

The following table sets forth stock repurchases for the three months ended March 31, 2022:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be Purchased
	Publicly Announced	Average price	Under the Plans or
Period	Plans or Programs	Paid per share	Programs (in millions)
March 1 - 31	45,885	$28.63	$98,686,448
Total	45,885	$28.63

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Second Amended and Restated Credit Agreement, dated as of July 21, 2021, by and among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted exhibits and schedules upon request by the SEC.)	8-K	001-36101	7/21/2021	10.1

10.2	Executive Separation and General Release Agreement	8-K	001-36101	1/11/2022	10.1
10.3	Interim Executive Agreement	8-K	001-36101	1/11/2022	10.2

10.4	Form of Reward and Retention Agreement	8-K	001-36101	1/11/2022	10.3

10.5	Stock Option Grant Notice and Award Agreement					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	April 28, 2022	By:	/s/ Stephen P. Joyce
Stephen P. Joyce
Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2022	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2022	By:	/s/ Brett A. Ritchie
Brett A. Ritchie Chief Accounting Officer (Principal Accounting Officer)