Form 10-Q
period 2022-06-30
RE/MAX Holdings, Inc.
filed 2022-08-04
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022.

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

On July 29, 2022, there were 18,770,797 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$118,132	$126,270
Restricted cash	35,677	32,129
Accounts and notes receivable, current portion, net of allowances	36,198	34,611
Income taxes receivable	2,421	1,754
Other current assets	17,217	16,010
Total current assets	209,645	210,774
Property and equipment, net of accumulated depreciation	10,467	12,686
Operating lease right of use assets	30,274	36,523
Franchise agreements, net	131,983	143,832
Other intangible assets, net	32,387	32,530
Goodwill	268,054	269,115
Deferred tax assets, net	51,418	51,314
Income taxes receivable, net of current portion	754	1,803
Other assets, net of current portion	11,711	17,556
Total assets	$746,693	$776,133
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,019	$5,189
Accrued liabilities	76,887	96,768
Income taxes payable	2,499	2,546
Deferred revenue	26,431	27,178
Current portion of debt	4,600	4,600
Current portion of payable pursuant to tax receivable agreements	3,672	3,610
Operating lease liabilities	6,672	6,328
Total current liabilities	126,780	146,219
Debt, net of current portion	445,586	447,459
Payable pursuant to tax receivable agreements, net of current portion	26,856	26,893
Deferred tax liabilities, net	14,378	14,699
Deferred revenue, net of current portion	18,569	18,929
Operating lease liabilities, net of current portion	41,621	45,948
Other liabilities, net of current portion	9,362	6,919
Total liabilities	683,152	707,066
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,753,835 and 18,806,194 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	526,122	515,443
Accumulated deficit	(21,958)	(7,821)
Accumulated other comprehensive income, net of tax	309	650
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	504,475	508,274
Non-controlling interest	(440,934)	(439,207)
Total stockholders' equity	63,541	69,067
Total liabilities and stockholders' equity	$746,693	$776,133

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Continuing franchise fees	$34,128	$26,955	$67,627	$52,329
Annual dues	9,016	8,869	17,936	17,541
Broker fees	19,317	17,453	34,402	29,406
Marketing Funds fees	22,909	18,042	45,760	36,187
Franchise sales and other revenue	6,802	5,927	17,451	14,078
Total revenue	92,172	77,246	183,176	149,541
Operating expenses:
Selling, operating and administrative expenses	40,781	38,816	88,612	82,492
Marketing Funds expenses	22,909	18,042	45,760	36,187
Depreciation and amortization	9,113	6,846	18,098	13,654
Settlement and impairment charges	2,460	—	6,195	—
Total operating expenses	75,263	63,704	158,665	132,333
Operating income (loss)	16,909	13,542	24,511	17,208
Other expenses, net:
Interest expense	(4,032)	(2,124)	(7,683)	(4,222)
Interest income	159	19	178	182
Foreign currency transaction gains (losses)	(160)	(363)	20	(383)
Total other expenses, net	(4,033)	(2,468)	(7,485)	(4,423)
Income (loss) before provision for income taxes	12,876	11,074	17,026	12,785
Provision for income taxes	(2,601)	(714)	(3,806)	(662)
Net income (loss)	$10,275	$10,360	$13,220	$12,123
Less: net income (loss) attributable to non-controlling interest	4,446	5,099	5,940	5,699
Net income (loss) attributable to RE/MAX Holdings, Inc.	$5,829	$5,261	$7,280	$6,424

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.31	$0.28	$0.38	$0.35
Diluted	$0.30	$0.28	$0.38	$0.34
Weighted average shares of Class A common stock outstanding
Basic	18,997,397	18,719,477	18,965,911	18,608,005
Diluted	19,153,349	18,941,343	19,182,477	18,904,036
Cash dividends declared per share of Class A common stock	$0.23	$0.23	$0.46	$0.46

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$10,275	$10,360	$13,220	$12,123
Change in cumulative translation adjustment	(1,067)	207	(585)	286
Other comprehensive income (loss), net of tax	(1,067)	207	(585)	286
Comprehensive income (loss)	9,208	10,567	12,635	12,409
Less: Comprehensive income (loss) attributable to non-controlling interest	3,962	5,196	5,696	5,834
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$5,246	$5,371	$6,939	$6,575

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2022	18,806,194	$2	1	$—	$515,443	$(7,821)	$650	$(439,207)	$69,067
Net income (loss)	—	—	—	—	—	1,451	—	1,494	2,945
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,894)	(2,894)
Equity-based compensation expense and dividend equivalents	587,283	—	—	—	12,215	(685)	—	—	11,530
Dividends to Class A common stockholders	—	—	—	—	—	(4,439)	—	—	(4,439)
Repurchase and retirement of common shares	(45,885)	—	—	—	—	(1,314)	—	—	(1,314)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	242	240	482
Payroll taxes related to net settled restricted stock units	(175,048)	—	—	—	(5,586)	—	—	—	(5,586)
Balances, March 31, 2022	19,172,544	$2	1	$—	$522,072	$(12,808)	$892	$(440,367)	$69,791
Net income (loss)	—	—	—	—	—	5,829	—	4,446	10,275
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,529)	(4,529)
Equity-based compensation expense and dividend equivalents	39,002	—	—	—	4,123	(7)	—	—	4,116
Dividends to Class A common stockholders	—	—	—	—	—	(4,420)	—	—	(4,420)
Repurchase and retirement of common shares	(441,311)	—	—	—	—	(10,552)	—	—	(10,552)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(583)	(484)	(1,067)
Payroll taxes related to net settled restricted stock units	(16,400)	—	—	—	(73)	—	—	—	(73)
Balances, June 30, 2022	18,753,835	$2	1	$—	$526,122	$(21,958)	$309	$(440,934)	$63,541

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2021	18,390,691	$2	1	$—	$491,422	$25,628	$612	$(416,007)	$101,657
Net income (loss)	—	—	—	—	—	1,163	—	600	1,763
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	459,330	—	—	—	12,679	(472)	—	—	12,207
Dividends to Class A common stockholders	—	—	—	—	—	(4,326)	—	—	(4,326)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	41	38	79
Payroll taxes related to net settled restricted stock units	(130,773)	—	—	—	(5,291)	—	—	—	(5,291)
Balances, March 31, 2021	18,719,248	$2	1	$—	$498,810	$21,993	$653	$(418,258)	$103,200
Net income (loss)	—	—	—	—	—	5,261	—	5,099	10,360
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,110)	(4,110)
Equity-based compensation expense and dividend equivalents	640	—	—	—	4,615	—	—	—	4,615
Dividends to Class A common stockholders	—	—	—	—	—	(4,345)	—	—	(4,345)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	110	97	207
Payroll taxes related to net settled restricted stock units	(223)	—	—	—	(7)	—	—	—	(7)
Other	—	—	—	—	12	—	—	—	12
Balances, June 30, 2021	18,719,665	$2	1	$—	$503,430	$22,909	$763	$(417,172)	$109,932

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$13,220	$12,123
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,098	13,654
Impairment charge - leased assets	3,735	—
Non-cash loss on lease termination	1,175	—
Bad debt expense	396	261
Equity-based compensation expense	10,172	18,307
Deferred income tax expense (benefit)	1,020	335
Fair value adjustments to contingent consideration	1,995	10
Non-cash lease expense (benefit)	(867)	(635)
Other, net	691	177
Changes in operating assets and liabilities	(10,716)	(13,893)
Net cash provided by operating activities	38,919	30,339
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(6,144)	(7,551)
Net cash used in investing activities	(6,144)	(7,551)
Cash flows from financing activities:
Payments on debt	(2,300)	(1,253)
Distributions paid to non-controlling unitholders	(7,423)	(6,999)
Dividends and dividend equivalents paid to Class A common stockholders	(9,551)	(9,143)
Payments related to tax withholding for share-based compensation	(5,659)	(5,298)
Common shares repurchased	(11,866)	—
Payment of contingent consideration	(120)	—
Net cash used in financing activities	(36,919)	(22,693)
Effect of exchange rate changes on cash	(446)	355
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,590)	450
Cash, cash equivalents and restricted cash, beginning of period	158,399	121,227
Cash, cash equivalents and restricted cash, end of period	$153,809	$121,677
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,236	$3,955
Net cash paid for income taxes	$3,109	$9,792
Cash paid for lease termination	$1,285	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2021, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2022 and the results of its operations and comprehensive income, cash flows and changes in its stockholders’ equity for the three and six months ended June 30, 2022 and 2021. Interim results may not be indicative of full-year performance.

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

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Consolidated Balance Sheets. Other deferred revenue is primarily related to event-based revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2022	New billings	recognized (a)	June 30, 2022
Franchise sales	$26,043	$3,884	$(4,321)	$25,606
Annual dues	15,020	18,557	(17,936)	15,641
Other	5,044	12,149	(13,440)	3,753
	$46,107	$34,590	$(35,697)	$45,000

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $4.1 million and $11.3 million, respectively, for the six months ended June 30, 2022.

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2022	for new activity	recognized	June 30, 2022
Capitalized contract costs for commissions	$4,010	$913	$(1,026)	$3,897

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter	Total
Annual dues	$12,199	$3,442	$—	$—	$—	$—	$—	$15,641
Franchise sales	3,683	6,385	5,205	3,952	2,556	1,277	2,548	25,606
Total	$15,882	$9,827	$5,205	$3,952	$2,556	$1,277	$2,548	$41,247

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
U.S. Company-Owned Regions (a)	$42,733	$37,613	$81,887	$70,159
U.S. Independent Regions (a)	1,877	3,730	3,578	7,018
Canada Company-Owned Regions (a)	11,434	4,800	21,909	8,354
Canada Independent Regions (a)	715	2,364	1,418	4,569
Global	3,193	2,854	6,285	5,495
Fee revenue (b)	59,952	51,361	115,077	95,595
Franchise sales and other revenue (c)	5,824	4,930	15,436	11,850
Total Real Estate	65,776	56,291	130,513	107,445
U.S. (a)	17,641	16,359	35,200	32,541
Canada (a)	4,988	1,424	10,001	3,161
Global	280	259	559	485
Total Marketing Funds	22,909	18,042	45,760	36,187
Mortgage (d)	3,115	2,410	6,143	4,733
Other (d)	372	503	760	1,176
Total	$92,172	$77,246	$183,176	$149,541
(a)	In July 2021, the Company acquired the operating companies of the North America regions of INTEGRA. Fee revenue from these regions were previously recognized in the U.S. and Canada Independent Regions. See Note 5, Acquisitions, for information related to this transaction.
(b)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(c)	Franchise sales and other revenue is derived primarily within the U.S.
(d)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$118,132	$126,270
Restricted cash	35,677	32,129
Total cash, cash equivalents and restricted cash	$153,809	$158,399

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

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Technology − operating	$3,519	$3,233	$7,743	$6,833
Technology − capital	530	224	1,161	404
Marketing staff and administrative services	1,140	1,189	2,681	2,307
Total	$5,189	$4,646	$11,585	$9,544

Accounts and Notes Receivable

As of June 30, 2022, and December 31, 2021, the Company had allowances against accounts and notes receivable of $9.1 million and $9.6 million, respectively.

Property and Equipment

As of June 30, 2022, and December 31, 2021, the Company had accumulated depreciation of $10.6 million and $9.4 million, respectively.

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

During the second quarter of 2022, the Company terminated its booj office lease, which is owned by an entity controlled by former employees of the Company. As a result, the Company wrote off an ROU asset of $2.7 million and derecognized $1.5 million of lease liability associated with the terminated lease. The Company also recognized a loss on termination of $2.5 million, which included a lease termination payment of $1.3 million.

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the new Canadian entity for INTEGRA. The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” along with the related derivative contracts.

As of June 30, 2022, the Company had an aggregate U.S. dollar equivalent of $57.5 million notional amount of Canadian dollar forward contracts to hedge these exposures.

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

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	June 30, 2022		December 31, 2021
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.1%	12,559,600	40.0%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,753,835	59.9%	18,806,194	60.0%
Total common units in RMCO	31,313,435	100.0%	31,365,794	100.0%

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

	Three Months Ended June 30,
	2022			2021
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	60.2%	39.8%	100.0%	59.8%	40.2%	100.0%
Income (loss) before provision for income taxes(a)	$7,750	$5,126	$12,876	$6,609	$4,465	$11,074
(Provision) / benefit for income taxes(b)(c)	(1,921)	(680)	(2,601)	(1,348)	634	(714)
Net income (loss)	$5,829	$4,446	$10,275	$5,261	$5,099	$10,360

	Six Months Ended June 30,
	2022			2021
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	60.2%	39.8%	100.0%	59.7%	40.3%	100.0%
Income (loss) before provision for income taxes(a)	$10,235	$6,791	$17,026	$7,628	$5,157	$12,785
(Provision) / benefit for income taxes(b)(c)(d)	(2,955)	(851)	(3,806)	(1,204)	542	(662)
Net income (loss)	$7,280	$5,940	$13,220	$6,424	$5,699	$12,123
(a)	The weighted average ownership percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain relatively insignificant items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.
(c)	Beginning in July 2021 as a result of the acquisition of INTEGRA, RMCO now also owns two corporate subsidiaries, which unlike RMCO are not pass-through entities. These entities are taxed at the corporate level on 100% of their income.
(d)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes incurred by RMCO and its subsidiaries (both foreign taxes and taxes from non-flow through subsidiaries). Otherwise, because RMCO is a flow-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Tax and other distributions	$1,645	$1,221
Dividend distributions	5,778	5,778
Total distributions to non-controlling unitholders	$7,423	$6,999

4. Earnings Per Share, Dividends and Repurchases

Earnings Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$5,829	$5,261	$7,280	$6,424
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,997,397	18,719,477	18,965,911	18,608,005
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,997,397	18,719,477	18,965,911	18,608,005
Add dilutive effect of the following:
Restricted stock	155,952	221,866	216,566	296,031
Weighted average shares of Class A common stock outstanding, diluted	19,153,349	18,941,343	19,182,477	18,904,036
Earnings (loss) per share of Class A common stock
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.31	$0.28	$0.38	$0.35
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.30	$0.28	$0.38	$0.34

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Six Months Ended June 30,
	2022				2021
Quarter end declared	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to Non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to Non-controlling unitholders
March 31	March 16, 2022	$0.23	$4,439	$2,889	March 17, 2021	$0.23	$4,326	$2,889
June 30	May 25, 2022	0.23	4,420	2,889	June 2, 2021	0.23	4,345	2,889
		$0.46	$8,859	$5,778		$0.46	$8,671	$5,778

On August 2, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which was payable on August 30, 2022 to stockholders of record at the close of business on August 16, 2022.

Share Repurchases and Retirement

In January 2022, the Company’s Board of Directors authorized a common stock repurchase program of up to $100 million. During the six months ended June 30, 2022, 487,196 shares of the Company’s Class A common stock were repurchased and retired for $11.9 million excluding commissions, at an average cost of $24.36. As of June 30, 2022, $88.1 million remained available under the share repurchase program.

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

The following table summarizes the allocation of the purchase price (net of settlement loss) to the fair value of assets acquired and liabilities assumed for the acquisition (in thousands):

Cash and cash equivalents and restricted cash	$14,098
Accounts and notes receivable, net	6,610
Income taxes receivable	494
Other current assets	502
Property and equipment	63
Franchise agreements (a)	92,250
Other intangible assets, net (a)	9,200
Other assets, net of current portion	2,174
Goodwill (b)	108,606
Accounts payable	(3,461)
Accrued liabilities	(14,045)
Income taxes payable	(3,107)
Deferred revenue	(824)
Deferred tax liabilities, net	(16,260)
Other liabilities, net of current portion	(2,200)
Total purchase price allocated to assets and liabilities	194,100
Loss on contract settlement	40,900
Total consideration	$235,000
(a)	The Company expects to amortize the acquired Franchise agreements over a weighted average useful life of approximately 13 years and the non-compete agreements included in Other intangible assets, net over a useful life of 5 years using the straight-line method.
(b)	The Company expects 50% of the goodwill in Canada but none in the U.S. to be deductible for tax purposes.

The Company finalized its accounting for the acquisition of INTEGRA during the three months ended June 30, 2022.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Total revenue	$92,172	$89,296	$183,176	$173,517
Net income (loss) attributable to RE/MAX Holdings, Inc.	$5,829	$4,262	$7,280	$5,734

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of June 30, 2022			As of December 31, 2021
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.7	$267,088	$(135,105)	$131,983	$267,770	$(123,938)	$143,832
Other intangible assets:
Software (a)	4.0	$48,176	$(27,335)	$20,841	$51,368	$(29,682)	$21,686
Trademarks	8.3	2,361	(1,708)	653	2,356	(1,533)	823
Non-compete agreements	4.3	13,149	(3,332)	9,817	13,100	(4,563)	8,537
Training materials	5.0	2,400	(1,840)	560	2,400	(1,600)	800
Other	6.6	870	(354)	516	1,670	(986)	684
Total other intangible assets	4.3	$66,956	$(34,569)	$32,387	$70,894	$(38,364)	$32,530

(a)	As of June 30, 2022 and December 31, 2021, capitalized software development costs of $4.7 million and $1.9 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $8.5 million and $6.4 million for the three months ended June 30, 2022 and 2021, respectively and was $16.8 million and $12.7 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2022	$15,631
2023	30,878
2024	25,591
2025	20,640
2026	14,606
Thereafter	57,024
$164,370

The following table presents changes to goodwill by reportable segment (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2022	$250,482	$18,633	$269,115
Purchase price adjustments	(332)	—	(332)
Effect of changes in foreign currency exchange rates	(729)	—	(729)
Balance, June 30, 2022	$249,421	$18,633	$268,054

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Marketing Funds (a)	$57,267	$61,997
Accrued payroll and related employee costs	10,196	22,634
Accrued taxes	1,053	2,053
Accrued professional fees	3,254	3,660
Other	5,117	6,424
	$76,887	$96,768

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information.

8. Debt

Debt, net of current portion, consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Senior Secured Credit Facility	$455,400	$457,700
Less unamortized debt issuance costs	(3,852)	(4,168)
Less unamortized debt discount costs	(1,362)	(1,473)
Less current portion	(4,600)	(4,600)
	$445,586	$447,459

As of June 30, 2022, maturities of debt are as follows (in thousands):

Remainder of 2022	$2,300
2023	4,600
2024	4,600
2025	4,600
2026	4,600
Thereafter	434,700
$455,400

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

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus

0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. As of June 30, 2022, the interest rate on the term loan facility was 4.2%.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of June 30, 2022				As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$6,500	$—	$—	$6,500	$4,530	$—	$—	$4,530
Gadberry contingent consideration	1,155	—	—	1,155	1,250	—	—	1,250
Contingent consideration (a)	$7,655	$—	$—	$7,655	$5,780	$—	$—	$5,780
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 80-160 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% change in the number of franchise sales would increase or decrease the liability by $0.3 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.2 million. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income.

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2022	$5,780
Fair value adjustments	1,995
Cash payments	(120)
Balance at June 30, 2022	$7,655

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$450,186	$407,583	$452,059	$454,267

10. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income is based on an estimate of the Company’s annualized effective income tax rate.

Uncertain Tax Positions

Uncertain tax position liabilities represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the consolidated financial statements and are recognized in “Income taxes payable” in the Condensed Consolidated Balance Sheets. Interest and penalties are accrued on the uncertain tax positions and included in the “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income. While the Company believes the liabilities recognized for uncertain tax positions are adequate to cover reasonably expected tax risks, there can be no assurance that an issue raised by a tax authority will be resolved at a cost that does not exceed the liability recognized.

During 2021, in connection with the INTEGRA acquisition, the Company assumed an uncertain tax position related to certain U.S. tax matters and recorded a largely offsetting related indemnification asset. See Note 5, Acquisitions for further details.

During 2021, the Company settled uncertain tax positions related to certain foreign tax matters that were accrued in prior years. The Company also recognized additional uncertain tax positions related to the INTEGRA acquisition.

A reconciliation of the beginning and ending uncertain tax position amounts, excluding interest and penalties is as follows:

	As of June 30,
	2022	2021
Balance, January 1	$1,587	$5,300
Increases related to prior period tax positions	—	96
Decrease related to prior year tax positions	—	(815)
Increase related to tax positions from acquired companies	309	—
Settlements	—	(3,776)
Foreign currency transaction (gains) losses	—	380
Balance, June 30	$1,896	$1,185

A portion of the Company’s uncertain tax positions have a reasonable possibility of being settled within the next 12 months.

11. Equity-Based Compensation

Equity-based compensation expense under the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “Incentive Plan”), net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expense from time-based awards (a)	$3,844	$3,744	$7,692	$13,565
Expense from performance-based awards (b)	188	871	278	1,667
Expense from bonus to be settled in shares (c)	503	1,638	2,202	3,075
Equity-based compensation expense	$4,535	$6,253	$10,172	$18,307
(a)	During the first quarter of 2021, the Company recognized $5.5 million of expense upon acceleration of certain grants that were issued to two employees of an acquired company who departed during the first quarter of 2021.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. During the first quarter of 2022, the Company had a significant amount of forfeitures related to performance-based awards issued to the Company’s former CEO which, subsequent to his departure, will no longer vest.

(c)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2022	765,813	$36.84
Granted	386,926	$29.25
Shares vested (including tax withholding) (a)	(302,309)	$38.04
Forfeited	(70,181)	$34.02
Balance, June 30, 2022	780,249	$32.86

(a)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of June 30, 2022, there was $15.5 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2022	241,821	$31.02
Granted (a)	160,863	$29.86
Shares vested (including tax withholding) (b)	(30,893)	$29.86
Forfeited	(89,529)	$31.05
Balance, June 30, 2022	282,262	$30.48

(a)	Represents the total participant target award.
(b)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of June 30, 2022, there was $5.0 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

12. Commitments and Contingencies

A number of putative class action complaints are pending against the National Association of Realtors (“NAR”), Realogy Holdings Corp., HomeServices of America, Inc., RE/MAX, LLC and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the United States District Court for the Northern District of Illinois (the “Moehrl Action”). Similar actions have been filed in various federal courts. The complaints make substantially similar allegations and seek substantially similar relief. For convenience, all of these lawsuits are collectively referred to as the “Moehrl-related suits.” In the Moehrl Action, the plaintiffs allege that a NAR rule requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, resulting in inflated costs to sellers in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints added allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. While similar to the Moehrl Action, the Moehrl-related suits also allege: state antitrust violations; unjust enrichment; state consumer protection statute violations; harm to home buyers rather than sellers; violations of the Missouri Merchandising Practices Act; and claims against a multiple listing service (MLS) defendant rather than NAR. In one of the Moehrl-related suits, filed by plaintiffs Scott and Rhonda Burnett and others in the Western District of Missouri, the court on April 22, 2022 granted plaintiffs’ motion for class certification and set a trial date for February 2023. Among other requested relief, plaintiffs seek damages against the defendants and injunctive relief. The Company intends to vigorously defend against all claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Continuing franchise fees	$31,619	$25,039	$62,739	$48,648
Annual dues	9,016	8,869	17,936	17,541
Broker fees	19,317	17,453	34,402	29,406
Franchise sales and other revenue	5,824	4,930	15,436	11,850
Total Real Estate	65,776	56,291	130,513	107,445
Continuing franchise fees	2,509	1,916	4,888	3,681
Franchise sales and other revenue	606	494	1,255	1,052
Total Mortgage	3,115	2,410	6,143	4,733
Marketing Funds fees	22,909	18,042	45,760	36,187
Other	372	503	760	1,176
Total revenue	$92,172	$77,246	$183,176	$149,541

The following table presents a reconciliation of Adjusted EBITDA by segment to income before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Adjusted EBITDA: Real Estate	$36,331	$31,503	$67,010	$55,782
Adjusted EBITDA: Mortgage	(1,164)	(733)	(3,337)	(1,883)
Adjusted EBITDA: Other	(36)	(72)	(62)	(182)
Adjusted EBITDA: Consolidated	35,131	30,698	63,611	53,717
Impairment charge - leased assets (a)	—	—	(3,735)	—
Loss on lease termination (b)	(2,460)	—	(2,460)	—
Equity-based compensation expense	(4,535)	(6,253)	(10,172)	(18,307)
Acquisition-related expense (c)	(328)	(3,928)	(1,585)	(4,871)
Fair value adjustments to contingent consideration (d)	(1,710)	(290)	(1,995)	(10)
Other	(236)	(202)	(1,035)	(50)
Interest income	159	19	178	182
Interest expense	(4,032)	(2,124)	(7,683)	(4,222)
Depreciation and amortization	(9,113)	(6,846)	(18,098)	(13,654)
Income (loss) before provision for income taxes	$12,876	$11,074	$17,026	$12,785
(a)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building. See Note 2, Summary of Significant Accounting Policies for additional information.
(b)	During the second quarter of 2022, the loss was recognized in connection with the termination of the booj office lease. See Note 2, Summary of Significant Accounting Policies for additional information.
(c)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the evaluation, due diligence, execution and integration of acquisitions.
(d)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements for additional information.

14. Subsequent Events

On July 5, 2022, the Company entered into an agreement with InsideRE, LLC (“InsideRE”), the developers of the kvCORE platform, to provide technology to RE/MAX affiliates. The kvCORE platform will replace certain functionality currently provided by the booj platform. As a result, the Company expects to reduce its overall workforce by approximately 17% and the Company expects to incur a pretax cash charge for one-time termination benefits, which consist of severance and related costs, between approximately $5.8 million and $6.8 million in the third quarter of 2022. Additionally, on July 7, 2022, the Company issued a press release providing an update on its strategic initiatives centered on reinvigorating U.S. agent count growth, accelerating the expansion of its growing mortgage business and evaluating options regarding the ongoing operations of Gadberry Group.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; our business model; cost structure; balance sheet; revenue; operating expenses; financial outlook; return of capital, including dividends and our share repurchase program; non-GAAP financial measures; uncertain tax positions; housing and mortgage market condition and trends; economic and demographic trends; competition; the anticipated benefits our technology initiatives; including our relationship with InsideRE, LLC (“InsideRE”), developers of the kvCORE platform; our anticipated sources and uses of liquidity including for potential acquisitions; capital expenditures; future litigation expenses relating to the Moehrl-related suits; our strategic and operating plans and business models including our efforts to accelerate the growth of our businesses; strategic options regarding the ongoing operations of Gadberry Group; the expected reduction of our workforce; strategic investments in the Mortgage business; and the expected impact of acquisitions.

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

Financial and Operational Highlights – Three Months Ended June 30, 2022

(Compared to the three months ended June 30, 2021, unless otherwise noted)

●	Total revenue of $92.2 million, an increase of 19.3% from the prior year.
●	Revenue excluding the Marketing Funds (a) increased to $69.3 million or 17.0%, which was comprised of 1.7% organic growth, 15.9% growth attributable to acquisitions, partially offset by 0.6% from foreign currency movements(b).
●	Net income (loss) attributable to RE/MAX Holdings, Inc. increased to $5.8 million
●	Adjusted EBITDA of $35.1 million and Adjusted EBITDA margin of 38.1% compared to Adjusted EBITDA of $30.7 million and Adjusted EBITDA margin of 39.7% from the prior year.
●	Total agent count increased by 2.7% to 143,939 agents.
●	U.S. and Canada combined agent count increased 0.2% to 85,679 agents.
●	Total open Motto Mortgage offices increased 22.0% to 200 offices.

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

Our strong second quarter results demonstrate the strength and resilience of our 100% franchise model, particularly amid shifting market conditions. Rising interest rates and affordability challenges are dampening buyer demand and the number of existing homes sales while also slowing the rate of home price increases in both the U.S. and Canada.

Shortly after the end of the second quarter, we formally announced a series of strategic growth opportunities designed to increase U.S. agent count and accelerate the expansion of our growing Mortgage business. We entered into an agreement with InsideRE, developers of the kvCORE platform, to provide technology to RE/MAX affiliates, replacing certain functionality currently provided by the booj platform. In connection with these initiatives, we expect to reduce our overall workforce by approximately 120 employees, approximately 17% of our total headcount, by the end of 2022. This reduction does not include personnel we expect to hire as a result of the strategic investments in the Mortgage business. As a result of this reduction, we expect to incur a pretax cash charge for one-time termination benefits, which consist of severance and related costs, between approximately $5.8 million and $6.8 million in the third quarter of 2022. We also announced we are evaluating options regarding the ongoing operations of our legacy Gadberry Group business. We believe these initiatives position us for long-term profitable growth and may help mitigate adverse impacts of housing or broader economic downturns. We believe our 100%-franchise model, two industry-leading franchise brands, strong balance sheet and cash-generating ability provide operational and strategic flexibility, especially in a shifting housing market.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of June 30,		2022 vs. 2021
	2022	2021	#	%
Agent Count:
U.S.	60,825	62,428	(1,603)	(2.6)%
Canada	24,854	23,066	1,788	7.8%
Subtotal	85,679	85,494	185	0.2%
Outside U.S. and Canada	58,260	54,707	3,553	6.5%
Total	143,939	140,201	3,738	2.7%

Motto open offices (2)	200	164	36	22.0%

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	#	%
RE/MAX franchise sales (1)	359	395	(36)	(9.1)%
Motto franchise sales (2)	24	24	—	—%
(1)	Includes franchise sales in the U.S., Canada and global regions.
(2)	Excludes “virtual” offices and BranchiseSM offices.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenue	92,172	77,246	$183,176	$149,541
Total selling, operating and administrative expenses	40,781	38,816	$88,612	$82,492
Operating income (loss)	16,909	13,542	$24,511	$17,208
Net income (loss)	10,275	10,360	$13,220	$12,123
Net income (loss) attributable to RE/MAX Holdings, Inc.	5,829	5,261	$7,280	$6,424
Adjusted EBITDA (1)	35,131	30,698	$63,611	$53,717
Adjusted EBITDA margin (1)	38.1%	39.7%	34.7%	35.9%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Revenue:
Continuing franchise fees	$34,128	$26,955	$7,173	26.6%
Annual dues	9,016	8,869	147	1.7%
Broker fees	19,317	17,453	1,864	10.7%
Marketing Funds fees	22,909	18,042	4,867	27.0%
Franchise sales and other revenue	6,802	5,927	875	14.8%
Total revenue	$92,172	$77,246	$14,926	19.3%

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Revenue excluding the Marketing Funds:
Total revenue	$92,172	$77,246	$14,926	19.3%
Less: Marketing Funds fees	22,909	18,042	4,867	27.0%
Revenue excluding the Marketing Funds	$69,263	$59,204	$10,059	17.0%

Revenue excluding the Marketing Funds increased to $69.3 million or 17.0%, which was comprised of 1.7% organic growth and 15.9% growth from acquisitions, partially offset by (0.6)% from foreign currency movements. Organic growth increased primarily due to Motto growth, Gadberry Group data services subscription revenue, increased event-based revenue and incremental revenue from fewer agent recruiting initiatives, partially offset by lower Broker fees. Revenue growth from acquisitions was attributable to revenue from the RE/MAX INTEGRA North American regions acquisition (“INTEGRA”) completed in July 2021. Consolidated revenue increased due to the aforementioned factors plus growth in Marketing Funds fees primarily from the INTEGRA acquisition.

Continuing Franchise Fees

Revenue from Continuing franchise fees increased primarily due to contributions from the acquisition of INTEGRA, Motto growth, incremental revenue from fewer agent recruiting initiatives and RE/MAX growth in Canada and Globally, partially offset by a decrease in U.S. agent count.

Broker Fees

Revenue from Broker fees increased primarily from the acquisition of INTEGRA and rising home prices, partially offset by lower average transactions per agent as compared to the prior year.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees increased primarily from the acquisition of INTEGRA, fewer agent recruiting initiatives in the current year, and RE/MAX growth in Canada, partially offset by a decrease in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to an increase in Gadberry data services subscription revenue and event-based revenue.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Operating expenses:
Selling, operating and administrative expenses	$40,781	$38,816	$(1,965)	(5.1)%
Marketing Funds expenses	22,909	18,042	(4,867)	(27.0)%
Depreciation and amortization	9,113	6,846	(2,267)	(33.1)%
Settlement and impairment charges	2,460	—	(2,460)	n/m
Total operating expenses	$75,263	$63,704	$(11,559)	(18.1)%
Percent of revenue	81.7%	82.5%

n/m - not meaningful

Selling, operating and administrative expenses consist of personnel costs, professional fee expenses, lease costs and other expenses. Other expenses within Selling, operating and administrative expenses include certain marketing and production costs that are not paid by the Marketing Funds, including travel and entertainment costs, and costs associated with our annual conventions in the U.S. and other events and technology services.

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Selling, operating and administrative expenses:
Personnel	$22,888	$22,683	$(205)	(0.9)%
Professional fees	4,271	6,617	2,346	35.5%
Lease costs	1,942	2,038	96	4.7%
Other	11,680	7,478	(4,202)	(56.2)%
Total selling, operating and administrative expenses	$40,781	$38,816	$(1,965)	(5.1)%
Percent of revenue	44.2%	50.2%

n/m - not meaningful

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs increased primarily due to increased headcount, including from acquisitions and salary and benefit increases. Those increases were mostly offset by lower equity-based compensation expense and a decrease in the expected corporate bonus from the prior year.
●	Professional fees decreased primarily due to lower costs associated with acquiring and integrating new companies, partially offset by an increase in legal fees. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q. We expect to incur an additional $2.5 million to $3.5 million in legal expenses related to the Moehrl-related suits during the remainder of this year because of this ongoing litigation.
●	Other selling, operating and administrative expenses increased primarily due to estimated changes in the fair value of the contingent consideration liabilities, higher travel and events expenses and increased investments in technology.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to new amortization related to our acquisitions.

Settlement and Impairment Charges

See the discussion of the Results of Operations for the six months ended June 30, 2022 and 2021 for a discussion of the settlement and impairment charges.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Other expenses, net:
Interest expense	$(4,032)	$(2,124)	$(1,908)	(89.8)%
Interest income	159	19	140	736.8%
Foreign currency transaction gains (losses)	(160)	(363)	203	n/m
Total other expenses, net	$(4,033)	$(2,468)	$(1,565)	(63.4)%
Percent of revenue	4.4%	3.2%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of the refinance of and increase to our Senior Secured Credit Facility (see Note 8, Debt, for more information) in the prior year and rising interest rates. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

Our effective income tax rate increased to 20.2% from 6.4% for the three months ended June 30, 2022 and 2021, respectively, primarily driven by uncertain tax positions recorded during the three months ended June 30, 2021, which were nonrecurring in nature and resulted in an unusually low effective income tax rate during the period. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 10, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $35.1 million for the three months ended June 30, 2022, an increase of $4.4 million from the comparable prior year period. Adjusted EBITDA increased primarily due to contributions from the INTEGRA acquisition, partially offset by investments in technology and our Mortgage segment.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Revenue:
Continuing franchise fees	$67,627	$52,329	$15,298	29.2%
Annual dues	17,936	17,541	395	2.3%
Broker fees	34,402	29,406	4,996	17.0%
Marketing Funds fees	45,760	36,187	9,573	26.5%
Franchise sales and other revenue	17,451	14,078	3,373	24.0%
Total revenue	$183,176	$149,541	$33,635	22.5%

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Revenue excluding the Marketing Funds:
Total revenue	$183,176	$149,541	$33,635	22.5%
Less: Marketing Funds fees	45,760	36,187	9,573	26.5%
Revenue excluding the Marketing Funds	$137,416	$113,354	$24,062	21.2%

Revenue excluding the Marketing Funds increased to $137.4 million or 21.2%, which was comprised of 6.4% organic growth and 15.0% growth from acquisitions, offset by (0.2)% from foreign currency movements. Organic growth increased primarily due to increased event-based revenue, primarily due to higher attendance at our annual RE/MAX agent convention, Motto growth, incremental revenue from fewer agent recruiting initiatives, a price increase in RE/MAX Continuing franchise fees, and increased Broker fees due to rising home prices. Revenue growth from acquisitions was attributable to revenue from the INTEGRA acquisition completed in July 2021. Consolidated revenue increased due to the aforementioned factors plus growth in Marketing Funds fees primarily from the INTEGRA acquisition.

Continuing Franchise Fees

Revenue from Continuing franchise fees increased primarily due to contributions from the acquisition of INTEGRA, Motto growth, incremental revenue from fewer agent recruiting initiatives, a price increase in RE/MAX and RE/MAX growth in Canada and Globally, partially offset by a decrease in U.S. agent count.

Broker Fees

Revenue from Broker fees increased primarily from the acquisition of INTEGRA and rising home prices, partially offset by lower average transactions per agent compared to the prior year.

Marketing Funds Fees

Revenue from Marketing Funds fees increased primarily from the acquisition of INTEGRA, fewer agent recruiting initiatives in the current year and RE/MAX growth in Canada, partially offset by a decrease in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to higher attendance at our annual RE/MAX agent convention and an increase in our Gadberry data services subscription revenue.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Operating expenses:
Selling, operating and administrative expenses	$88,612	$82,492	$(6,120)	(7.4)%
Marketing Funds expenses	45,760	36,187	(9,573)	(26.5)%
Depreciation and amortization	18,098	13,654	(4,444)	(32.5)%
Settlement and impairment charges	6,195	—	(6,195)	n/m
Total operating expenses	$158,665	$132,333	$(26,332)	(19.9)%
Percent of revenue	86.6%	88.5%

n/m - not meaningful

Selling, operating and administrative expenses consist of personnel costs, professional fee expenses, lease costs and other expenses. Other expenses within Selling, operating and administrative expenses include certain marketing and production costs that are not paid by the Marketing Funds, including travel and entertainment costs, and costs associated with our annual conventions in the U.S. and other events and technology services.

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Selling, operating and administrative expenses:
Personnel	$49,598	$51,016	$1,418	2.8%
Professional fees	9,059	10,871	1,812	16.7%
Lease costs	4,270	4,121	(149)	(3.6)%
Other	25,685	16,484	(9,201)	(55.8)%
Total selling, operating and administrative expenses	$88,612	$82,492	$(6,120)	(7.4)%
Percent of revenue	48.4%	55.2%

n/m - not meaningful

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs decreased primarily due to lower equity-based compensation expense and a decrease in the expected corporate bonus from the prior year. These decreases were partially offset by increased headcount, including from acquisitions and salary and benefits increases.
●	Professional fees decreased primarily due to lower costs associated with acquiring and integrating new companies, partially offset by an increase in legal fees. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q. We expect to incur an additional $2.5 million to $3.5 million in legal expenses related to the Moehrl-related suits during the remainder of this year because of this ongoing litigation.
●	Other selling, operating and administrative expenses increased primarily due to higher travel and events expenses, estimated changes in the fair value of the contingent consideration liabilities, and increased investments in technology.

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

Loss on lease termination

During the second quarter of 2022, we terminated our booj office lease, which is owned by an entity controlled by our former employees. As a result, we wrote off a right of use (“ROU”) asset of $2.7 million and derecognized $1.5 million of lease liability associated with the terminated lease. We also recognized a loss on termination of $2.6 million, of which included a lease termination payment of $1.3 million. See Note 2, Summary of Significant Accounting Policies for additional information about our leases.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Other expenses, net:
Interest expense	$(7,683)	$(4,222)	$(3,461)	(82.0)%
Interest income	178	182	(4)	(2.2)%
Foreign currency transaction gains (losses)	20	(383)	403	n/m
Total other expenses, net	$(7,485)	$(4,423)	$(3,062)	(69.2)%
Percent of revenue	4.1%	3.0%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of the refinance of and increase to our Senior Secured Credit Facility (see Note 8, Debt, for more information) in the prior year and rising interest rates. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

Our effective income tax rate increased to 22.4% from 5.1% for the six months ended June 30, 2022 and 2021, respectively, primarily driven by the settlement of uncertain tax positions recorded during the six months ended June 30, 2021, which were nonrecurring in nature and resulted in an unusually low effective income tax rate during that period. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 10, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $63.6 million for the six months ended June 30, 2022, an increase of $9.9 million from the comparable prior year period. Adjusted EBITDA increased primarily due to contributions from the INTEGRA acquisition, partially offset by investments in technology and our Mortgage segment.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$10,275	$10,360	$13,220	$12,123
Depreciation and amortization	9,113	6,846	18,098	13,654
Interest expense	4,032	2,124	7,683	4,222
Interest income	(159)	(19)	(178)	(182)
Provision for income taxes	2,601	714	3,806	662
EBITDA	25,862	20,025	42,629	30,479
Impairment charge - leased assets (1)	—	—	3,735	—
Loss on lease termination (2)	2,460	—	2,460	—
Equity-based compensation expense	4,535	6,253	10,172	18,307
Acquisition-related expense (3)	328	3,928	1,585	4,871
Fair value adjustments to contingent consideration (4)	1,710	290	1,995	10
Other	236	202	1,035	50
Adjusted EBITDA	$35,131	$30,698	$63,611	$53,717

(1)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building. See Note 2, Summary of Significant Accounting Policies for additional information.
(2)	During the second quarter of 2022, the loss was recognized in connection with the termination of the booj office lease. See Note 2, Summary of Significant Accounting Policies for additional information.
(3)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the evaluation, due diligence, execution and integration of acquisitions.
(4)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

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

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. As of June 30, 2022, the interest rate on the term loan facility was 4.2%.

A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit.

As of June 30, 2022, we had $450.2 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of June 30, 2022 and December 31, 2021, we had $118.1 million and $126.3 million, respectively, of cash and cash equivalents, of which approximately $21.7 million and $8.9 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash provided by (used in):
Operating activities	$38,919	$30,339
Investing activities	(6,144)	(7,551)
Financing activities	(36,919)	(22,693)
Effect of exchange rate changes on cash	(446)	355
Net change in cash, cash equivalents and restricted cash	$(4,590)	$450

Operating Activities

Cash provided by operating activities increased primarily as a result of:

●	an increase in Adjusted EBITDA of $9.9 million;
●	an increase due to lower tax payments in the current year of $6.7 million;
●	a decrease due to higher payments of certain employee related liabilities;
●	a decrease due to higher interest payments of $3.3 million, due to the increase of our Senior Secured Credit Facility in July 2021 and higher interest rates in the current year; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2022, the change in cash (used in) provided by investing activities was primarily due to lower spend on our corporate headquarters refresh, partially offset by higher investments in technology.

Financing Activities

During the six months ended June 30, 2022, the change in cash provided by (used in) financing activities was primarily due to the allocation of capital to our share repurchase program that began in the first quarter of 2022 and an increase in principal payments on our Senior Secured Credit Facility.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $6.1 million and $7.6 million during the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, these amounts primarily relate to investments in technology and for the six months ended June 30, 2021, these amounts primarily relate to spend on our corporate headquarters refresh and investments in technology. Total capital expenditures for 2022 are expected to be between $10.0 million and $13.0 million.

Return of Capital

Return of capital to shareholders is one of our primary capital allocation priorities. Our Board of Directors declared and we paid quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock during the first quarter of 2022. On August 2, 2022, our Board of Directors declared a quarterly cash dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on August 30, 2022 to stockholders of record at the close of business on August 16, 2022.

During the first quarter of 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. The share repurchase program may be suspended or discontinued at any time. During the six months ended June 30, 2022, 487,196 shares of our Class A common stock were repurchased and retired for $11.9 million, excluding commissions, at a weighted average cost of $24.36 per share. As of June 30, 2022, $88.1 million remained available under the share repurchase authorization.

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

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$1,645	$1,221
Dividend distributions	5,778	5,778
Total distributions to RIHI	7,423	6,999
Payments pursuant to the TRAs	—	—
Total distributions to RIHI and TRA payments	$7,423	$6,999

Commitments and Contingencies

See Note 12, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We have operations within the U.S., Canada, and globally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and credit risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. We use derivative instruments to mitigate the impact of certain of our market risk exposures. We do not use derivatives for trading or speculative purposes.

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. Bad debt expense is less than 1% of revenue for the six months ended June 30, 2022 and 2021.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On June 30, 2022, $455.4 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. As of June 30, 2022, the interest rate was 4.2%. If LIBOR rises such that our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three and six months ended June 30, 2022, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.5 million and $0.9 million, respectively related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2022 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases of our Class A common stock for the three months ended June 30, 2022:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be
	Publicly Announced	Average Price	Purchased Under the
Period	Plans or Programs (a)	Paid Per Share	Plans or Programs
April 1-30	30,410	$25.58	$97,908,541
May 1-31	331,433	$23.81	$90,016,203
June 1-30	79,468	$23.68	$88,134,150
Total	441,311	$23.91
(a)	In January 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. As of June 30, 2022, $88.1 million remains under the program.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	August 4, 2022	By:	/s/ Stephen P. Joyce
Stephen P. Joyce
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2022	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2022	By:	/s/ Adam W. Grosshans
Adam W. Grosshans Chief Accounting Officer (Principal Accounting Officer)