Form 10-Q
period 2022-09-30
RE/MAX Holdings, Inc.
filed 2022-11-03
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022.

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

On October 28, 2022, there were 18,245,418 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$117,899	$126,270
Restricted cash	31,399	32,129
Accounts and notes receivable, current portion, net of allowances	34,484	34,611
Income taxes receivable	2,781	1,754
Other current assets	20,112	16,010
Total current assets	206,675	210,774
Property and equipment, net of accumulated depreciation	9,759	12,686
Operating lease right of use assets	26,864	36,523
Franchise agreements, net	124,521	143,832
Other intangible assets, net	28,518	32,530
Goodwill	265,090	269,115
Deferred tax assets, net	52,546	51,314
Income taxes receivable, net of current portion	754	1,803
Other assets, net of current portion	11,828	17,556
Total assets	$726,555	$776,133
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,969	$5,189
Accrued liabilities	76,496	96,768
Income taxes payable	2,424	2,546
Deferred revenue	25,537	27,178
Current portion of debt	4,600	4,600
Current portion of payable pursuant to tax receivable agreements	3,672	3,610
Operating lease liabilities	6,863	6,328
Total current liabilities	127,561	146,219
Debt, net of current portion	444,653	447,459
Payable pursuant to tax receivable agreements, net of current portion	26,856	26,893
Deferred tax liabilities, net	14,152	14,699
Deferred revenue, net of current portion	18,467	18,929
Operating lease liabilities, net of current portion	39,802	45,948
Other liabilities, net of current portion	8,376	6,919
Total liabilities	679,867	707,066
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,390,142 and 18,806,194 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	532,264	515,443
Accumulated deficit	(38,165)	(7,821)
Accumulated other comprehensive income, net of tax	(877)	650
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	493,224	508,274
Non-controlling interest	(446,536)	(439,207)
Total stockholders' equity	46,688	69,067
Total liabilities and stockholders' equity	$726,555	$776,133

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Continuing franchise fees	$33,310	$32,464	$100,937	$84,793
Annual dues	8,911	8,967	26,847	26,508
Broker fees	16,596	19,245	50,998	48,651
Marketing Funds fees	22,736	23,269	68,496	59,456
Franchise sales and other revenue	7,390	7,052	24,841	21,130
Total revenue	88,943	90,997	272,119	240,538
Operating expenses:
Selling, operating and administrative expenses	49,702	51,099	138,314	133,591
Marketing Funds expenses	22,736	23,269	68,496	59,456
Depreciation and amortization	8,757	8,582	26,855	22,236
Settlement and impairment charges	2,513	45,623	8,708	45,623
Total operating expenses	83,708	128,573	242,373	260,906
Operating income (loss)	5,235	(37,576)	29,746	(20,368)
Other expenses, net:
Interest expense	(5,729)	(3,315)	(13,412)	(7,537)
Interest income	497	19	675	201
Foreign currency transaction gains (losses)	(360)	(435)	(340)	(818)
Loss on early extinguishment of debt	—	(264)	—	(264)
Total other expenses, net	(5,592)	(3,995)	(13,077)	(8,418)
Income (loss) before provision for income taxes	(357)	(41,571)	16,669	(28,786)
Provision for income taxes	(553)	(792)	(4,359)	(1,454)
Net income (loss)	$(910)	$(42,363)	$12,310	$(30,240)
Less: net income (loss) attributable to non-controlling interest	(1,050)	(17,214)	4,890	(11,515)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$140	$(25,149)	$7,420	$(18,725)

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.01	$(1.34)	$0.39	$(1.00)
Diluted	$0.01	$(1.34)	$0.39	$(1.00)
Weighted average shares of Class A common stock outstanding
Basic	18,646,306	18,739,564	18,859,376	18,651,858
Diluted	18,876,863	18,739,564	19,080,605	18,651,858
Cash dividends declared per share of Class A common stock	$0.23	$0.23	$0.69	$0.69

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(910)	$(42,363)	$12,310	$(30,240)
Change in cumulative translation adjustment	(2,238)	(256)	(2,823)	30
Other comprehensive income (loss), net of tax	(2,238)	(256)	(2,823)	30
Comprehensive income (loss)	(3,148)	(42,619)	9,487	(30,210)
Less: Comprehensive income (loss) attributable to non-controlling interest	(2,102)	(17,346)	3,594	(11,512)
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$(1,046)	$(25,273)	$5,893	$(18,698)

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2022	18,806,194	$2	1	$—	$515,443	$(7,821)	$650	$(439,207)	$69,067
Net income (loss)	—	—	—	—	—	1,451	—	1,494	2,945
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,894)	(2,894)
Equity-based compensation expense and dividend equivalents	587,283	—	—	—	12,215	(685)	—	—	11,530
Dividends to Class A common stockholders	—	—	—	—	—	(4,439)	—	—	(4,439)
Repurchase and retirement of common shares	(45,885)	—	—	—	—	(1,314)	—	—	(1,314)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	242	240	482
Payroll taxes related to net settled restricted stock units	(175,048)	—	—	—	(5,586)	—	—	—	(5,586)
Balances, March 31, 2022	19,172,544	$2	1	$—	$522,072	$(12,808)	$892	$(440,367)	$69,791
Net income (loss)	—	—	—	—	—	5,829	—	4,446	10,275
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,529)	(4,529)
Equity-based compensation expense and dividend equivalents	39,002	—	—	—	4,123	(7)	—	—	4,116
Dividends to Class A common stockholders	—	—	—	—	—	(4,420)	—	—	(4,420)
Repurchase and retirement of common shares	(441,311)	—	—	—	—	(10,552)	—	—	(10,552)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(583)	(484)	(1,067)
Payroll taxes related to net settled restricted stock units	(16,400)	—	—	—	(73)	—	—	—	(73)
Balances, June 30, 2022	18,753,835	$2	1	$—	$526,122	$(21,958)	$309	$(440,934)	$63,541
Net income (loss)	—	—	—	—	—	140	—	(1,050)	(910)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(3,500)	(3,500)
Equity-based compensation expense and dividend equivalents	172,522	—	—	—	6,839	(96)	—	—	6,743
Dividends to Class A common stockholders	—	—	—	—	—	(4,322)	—	—	(4,322)
Repurchase and retirement of common shares	(507,980)	—	—	—	—	(11,929)	—	—	(11,929)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,186)	(1,052)	(2,238)
Payroll taxes related to net settled restricted stock units	(28,235)	—	—	—	(697)		—	—	(697)
Balances, September 30, 2022	18,390,142	$2	1	$—	$532,264	$(38,165)	$(877)	$(446,536)	$46,688

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2021	18,390,691	$2	1	$—	$491,422	$25,628	$612	$(416,007)	$101,657
Net income (loss)	—	—	—	—	—	1,163	—	600	1,763
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	459,330	—	—	—	12,679	(472)	—	—	12,207
Dividends to Class A common stockholders	—	—	—	—	—	(4,326)	—	—	(4,326)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	41	38	79
Payroll taxes related to net settled restricted stock units	(130,773)	—	—	—	(5,291)	—	—	—	(5,291)
Balances, March 31, 2021	18,719,248	$2	1	$—	$498,810	$21,993	$653	$(418,258)	$103,200
Net income (loss)	—	—	—	—	—	5,261	—	5,099	10,360
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,110)	(4,110)
Equity-based compensation expense and dividend equivalents	640	—	—	—	4,615	—	—	—	4,615
Dividends to Class A common stockholders	—	—	—	—	—	(4,345)	—	—	(4,345)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	110	97	207
Payroll taxes related to net settled restricted stock units	(223)	—	—	—	(7)	—	—	—	(7)
Other	—	—	—	—	12	—	—	—	12
Balances, June 30, 2021	18,719,665	$2	1	$—	$503,430	$22,909	$763	$(417,172)	$109,932
Net income (loss)	—	—	—	—	—	(25,149)	—	(17,214)	(42,363)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(3,781)	(3,781)
Equity-based compensation expense and dividend equivalents	87,428	—	—	—	7,004	—	—	—	7,004
Dividends to Class A common stockholders	—	—	—	—	—	(4,345)	—	—	(4,345)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(124)	(132)	(256)
Payroll taxes related to net settled restricted stock units	(899)	—	—	—	(31)	—	—	—	(31)
Other	—	—	—	—	21	—	—	—	21
Balances, September 30, 2021	18,806,194	$2	1	$—	$510,424	$(6,585)	$639	$(438,299)	$66,181

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$12,310	$(30,240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,855	22,236
Impairment charge - leased assets	6,248	—
Impairment charge - goodwill	—	5,123
Non-cash loss on lease termination	1,175	—
Bad debt expense	1,256	(208)
Loss (gain) on sale or disposition of assets, net	1,314	(10)
Loss on early extinguishment of debt	—	264
Equity-based compensation expense	18,006	27,315
Deferred income tax expense (benefit)	(41)	(1,869)
Fair value adjustments to contingent consideration	1,303	330
Non-cash lease expense (benefit)	(1,539)	(984)
Other, net	714	463
Changes in operating assets and liabilities	(6,215)	(5,776)
Net cash provided by operating activities	61,386	16,644
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(7,950)	(12,069)
Acquisitions, net of cash, cash equivalents and restricted cash acquired of $14.1 million in the prior year	—	(180,402)
Other	(1,915)	—
Net cash used in investing activities	(9,865)	(192,471)
Cash flows from financing activities:
Proceeds from the issuance of debt	—	458,850
Payments on debt	(3,450)	(226,240)
Capitalized debt amendment costs	—	(3,871)
Distributions paid to non-controlling unitholders	(10,923)	(10,780)
Dividends and dividend equivalents paid to Class A common stockholders	(13,969)	(13,488)
Payments related to tax withholding for share-based compensation	(6,356)	(5,329)
Common shares repurchased	(23,795)	—
Payment of contingent consideration	(120)	—
Net cash (used in) provided by financing activities	(58,613)	199,142
Effect of exchange rate changes on cash	(2,009)	54
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,101)	23,369
Cash, cash equivalents and restricted cash, beginning of period	158,399	121,227
Cash, cash equivalents and restricted cash, end of period	$149,298	$144,596
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,728	$3,962
Net cash paid for income taxes	$3,852	$11,452
Cash paid for lease termination	$1,285	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2021, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2022 and the results of its operations and comprehensive income, cash flows and changes in its stockholders’ equity for the three and nine months ended September 30, 2022 and 2021. Interim results may not be indicative of full-year performance.

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

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s major streams of revenue are:

●	Continuing franchise fees, which are fixed contractual fees paid monthly by RE/MAX or Motto franchisees or Independent Region sub-franchisors based on the number of RE/MAX agents or Motto franchisees based on the number of open offices.
●	Annual dues, which are fees charged directly to RE/MAX agents.

●	Broker fees, which are fees on real estate commissions when a RE/MAX agent assists a consumer with buying or selling a home.
●	Marketing Funds fees, which are fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents or Motto franchisees based on the number of offices.
●	Franchise sales and other revenue, which consists of fees from initial sales of RE/MAX and Motto franchises, renewals of RE/MAX franchises and master franchise fees, as well as data services subscription revenue, preferred marketing arrangements, technology products and subscription revenue, events-related revenue from education and other programs and mortgage loan processing revenue.

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Other deferred revenue is primarily related to events-related revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2022	New billings	recognized (a)	September 30, 2022
Franchise sales	$26,043	$5,839	$(6,387)	$25,495
Annual dues	15,020	26,673	(26,847)	14,846
Other	5,044	18,040	(19,421)	3,663
	$46,107	$50,552	$(52,655)	$44,004

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $5.9 million and $13.8 million, respectively, for the nine months ended September 30, 2022.

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2022	for new activity	recognized	September 30, 2022
Capitalized contract costs for commissions	$4,010	$1,316	$(1,491)	$3,835

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter	Total
Annual dues	$6,986	$7,860	$—	$—	$—	$—	$—	$14,846
Franchise sales	1,875	6,718	5,550	4,313	2,920	1,507	2,612	25,495
Total	$8,861	$14,578	$5,550	$4,313	$2,920	$1,507	$2,612	$40,341

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
U.S. Company-Owned Regions (a)	$39,975	$42,922	$121,862	$113,081
U.S. Independent Regions (a)	1,819	2,592	5,397	9,610
Canada Company-Owned Regions (a)	10,764	8,889	32,673	17,243
Canada Independent Regions (a)	723	1,258	2,141	5,827
Global	2,908	2,967	9,193	8,462
Fee revenue (b)	56,189	58,628	171,266	154,223
Franchise sales and other revenue (c)	6,466	5,995	21,902	17,845
Total Real Estate	62,655	64,623	193,168	172,068
U.S. (a)	17,186	18,471	52,386	51,012
Canada (a)	5,201	4,541	15,202	7,702
Global	349	257	908	742
Total Marketing Funds	22,736	23,269	68,496	59,456
Mortgage (d)	3,194	2,620	9,337	7,353
Other (d)	358	485	1,118	1,661
Total	$88,943	$90,997	$272,119	$240,538
(a)	In July 2021, the Company acquired the operating companies of the North America regions of INTEGRA. Fee revenue from these regions were previously recognized in the U.S. and Canada Independent Regions. See Note 5, Acquisitions and Dispositions, for information related to this transaction.
(b)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(c)	Franchise sales and other revenue is derived primarily within the U.S.
(d)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$117,899	$126,270
Restricted cash	31,399	32,129
Total cash, cash equivalents and restricted cash	$149,298	$158,399

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

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Technology − operating	$3,526	$3,213	$11,269	$10,046
Technology − capital (a)	(277)	243	884	647
Marketing staff and administrative services	1,493	1,725	4,174	4,032
Total	$4,742	$5,181	$16,327	$14,725

(a)	During the third quarter of 2022, due to the Company’s restructuring, the cost of work in process assets that would no longer be placed in service totaling $0.5 million was refunded to the Marketing Funds.

Accounts and Notes Receivable

As of September 30, 2022, and December 31, 2021, the Company had allowances against accounts and notes receivable of $9.0 million and $9.6 million, respectively.

Property and Equipment

As of September 30, 2022, and December 31, 2021, the Company had accumulated depreciation of $11.3 million and $9.4 million, respectively.

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

During the first and third quarters of 2022, the Company subleased portions of its corporate headquarters. As a result, the Company performed impairment tests on the portions subleased. Based on a comparison of undiscounted cash flows to the right of use (“ROU”) asset, the Company determined that the asset was impaired, driven largely by the difference between the existing lease rate on the Company’s corporate headquarters and the sublease rates received. This resulted in impairment charges of $3.7 million for the first quarter 2022 and $2.5 million for the third quarter 2022, which reflect the excess of the ROU asset carrying value over its fair value.

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

Restructuring Charges

During the third quarter of 2022, the Company began incurring expenses related to a restructuring in its business and technology offerings with the phased rollout of the kvCORE platform, replacing the functionality currently provided by the booj platform. A significant amount of these costs are termination benefits related to workforce reductions including severance and related expenses received by former employees. During the third quarter of 2022, the Company incurred $10.4 million of expenses related to this restructure, including $6.9 million of severance and related expenses, $2.0 million of accelerated equity compensation expense, a $1.2 million write off of capitalized software development costs and $0.3 million of accelerated amortization.

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the Canadian entity for INTEGRA. The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” along with the related derivative contracts.

As of September 30, 2022, the Company had an aggregate U.S. dollar equivalent of $53.6 million notional amount of Canadian dollar forward contracts to hedge these exposures.

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

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	September 30, 2022		December 31, 2021
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.6%	12,559,600	40.0%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,390,142	59.4%	18,806,194	60.0%
Total common units in RMCO	30,949,742	100.0%	31,365,794	100.0%

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

	Three Months Ended September 30,
	2022			2021
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.8%	40.2%	100.0%	59.8%	40.2%	100.0%
Income (loss) before provision for income taxes(a)	$(219)	$(138)	$(357)	$(24,836)	$(16,735)	$(41,571)
(Provision) / benefit for income taxes(b)(c)	359	(912)	(553)	(313)	(479)	(792)
Net income (loss)	$140	$(1,050)	$(910)	$(25,149)	$(17,214)	$(42,363)

	Nine Months Ended September 30,
	2022			2021
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	60.0%	40.0%	100.0%	59.8%	40.2%	100.0%
Income (loss) before provision for income taxes(a)	$10,016	$6,653	$16,669	$(17,208)	$(11,578)	$(28,786)
(Provision) / benefit for income taxes(b)(c)(d)	(2,596)	(1,763)	(4,359)	(1,517)	63	(1,454)
Net income (loss)	$7,420	$4,890	$12,310	$(18,725)	$(11,515)	$(30,240)
(a)	The weighted average ownership percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain relatively insignificant items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.
(c)	Beginning in July 2021 as a result of the INTEGRA acquisition, RMCO now also owns two corporate subsidiaries, which unlike RMCO are not pass-through entities. These entities are taxed at the corporate level on 100% of their income.
(d)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes incurred by RMCO and its subsidiaries (both foreign taxes and taxes from non-flow through subsidiaries). Otherwise, because RMCO is a flow-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Tax and other distributions	$2,256	$2,113
Dividend distributions	8,667	8,667
Total distributions to non-controlling unitholders	$10,923	$10,780

4. Earnings (loss) Per Share, Dividends and Repurchases

Earnings (loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$140	$(25,149)	$7,420	$(18,725)
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,646,306	18,739,564	18,859,376	18,651,858
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,646,306	18,739,564	18,859,376	18,651,858
Add dilutive effect of the following:
Restricted stock (a)	230,557	—	221,229	—
Weighted average shares of Class A common stock outstanding, diluted	18,876,863	18,739,564	19,080,605	18,651,858
Earnings (loss) per share of Class A common stock
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.01	$(1.34)	$0.39	$(1.00)
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.01	$(1.34)	$0.39	$(1.00)

(a)	As the Company had a net loss for the three and nine months ended September 30, 2021, those shares would have been considered anti-dilutive and therefore there is no effect on the weighted average shares of Class A common stock outstanding EPS calculation.

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Nine Months Ended September 30,
	2022				2021
Quarter end declared	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to Non-controlling unitholders	Date paid	Per share	Amount paid to Class A stockholders	Amount paid to Non-controlling unitholders
March 31	March 16, 2022	$0.23	$4,439	$2,889	March 17, 2021	$0.23	$4,326	$2,889
June 30	May 25, 2022	0.23	4,420	2,889	June 2, 2021	0.23	4,345	2,889
September 30	August 30, 2022	0.23	4,322	2,889	August 31, 2021	0.23	4,345	2,889
		$0.69	$13,181	$8,667		$0.69	$13,016	$8,667

On November 2, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, payable on November 30, 2022 to stockholders of record at the close of business on November 16, 2022.

Share Repurchases and Retirement

In January 2022, the Company’s Board of Directors authorized a common stock repurchase program of up to $100 million. During the nine months ended September 30, 2022, 995,176 shares of the Company’s Class A common stock were repurchased and retired for $23.8 million excluding commissions, at a weighted average cost of $23.91. As of September 30, 2022, $76.2 million remained available under the share repurchase program.

5. Acquisitions and Dispositions

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

The Company finalized its accounting for the INTEGRA acquisition during the three months ended June 30, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022 (a)	2021	2022 (a)	2021
Total revenue	$88,943	$93,809	$272,119	$267,326
Net income (loss) attributable to RE/MAX Holdings, Inc.	$140	$(25,059)	$7,420	$(19,325)

(a) Amounts agree to the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2022, as it includes the actual results from the INTEGRA acquisition in both periods presented and are therefore not pro forma.

Dispositions

Assets and Liabilities Held for Sale

As part of the strategic shift and restructuring charges announced in July 2022, the Company is currently planning to sell the net assets of the Gadberry Group. Assets and liabilities held for sale includes the net book value of the Gadberry Group as the Company plans to sell the assets and liabilities within the next year. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value, less estimated costs to sell. The carrying value of the Gadberry Group assets are less than the fair value less estimated costs to sell as of September 30, 2022. The amounts below are included in the Condensed Consolidated Balance Sheets in each respective individual caption.

September 30,
2022 (a)
Accounts and notes receivable, current portion, net of allowances	$1,415
Other current assets	209
Property and equipment, net of accumulated depreciation	46
Operating lease right of use assets	209
Goodwill	7,100
Other intangible assets, net	2,672
Total assets held for sale	$11,651

Accounts payable	597
Accrued liabilities	898
Deferred revenue and deposits	1,243
Current portion of lease liability	103
Lease liability, net of current portion	108
Other liabilities, net of current portion	569
Total liabilities held for sale	$3,518

(a)	Amounts are allocated to the Real Estate segment.

6. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of September 30, 2022			As of December 31, 2021
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.6	$264,274	$(139,753)	$124,521	$267,770	$(123,938)	$143,832
Other intangible assets:
Software (a)	4.1	$47,416	$(29,223)	$18,193	$51,368	$(29,682)	$21,686
Trademarks	8.3	2,401	(1,833)	568	2,356	(1,533)	823
Non-compete agreements	4.3	12,899	(4,075)	8,824	13,100	(4,563)	8,537
Training materials	5.0	2,400	(1,960)	440	2,400	(1,600)	800
Other	6.6	870	(377)	493	1,670	(986)	684
Total other intangible assets	4.4	$65,986	$(37,468)	$28,518	$70,894	$(38,364)	$32,530

(a)	As of September 30, 2022 and December 31, 2021, capitalized software development costs of $3.6 million and $1.9 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $8.3 million and $7.9 million for the three months ended September 30, 2022 and 2021, respectively and was $25.1 million and $20.6 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2022	$8,641
2023	29,866
2024	24,699
2025	20,596
2026	14,376
Thereafter	54,861
$153,039

The following table presents changes to goodwill by reportable segment (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2022	$250,482	$18,633	$269,115
Purchase price adjustments	(332)	—	(332)
Effect of changes in foreign currency exchange rates	(3,693)	—	(3,693)
Balance, September 30, 2022	$246,457	$18,633	$265,090

Impairment charge - goodwill

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

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Marketing Funds (a)	$51,042	$61,997
Accrued payroll and related employee costs (b)	14,963	22,634
Accrued taxes	1,547	2,053
Accrued professional fees	3,115	3,660
Other	5,829	6,424
	$76,496	$96,768

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information.
(b)	Accrued payroll and related employee costs included $5.0 million in accrued severance costs in relation to the restructuring announced in the three months ended September 30, 2022.

8. Debt

Debt, net of current portion, consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Senior Secured Credit Facility	$454,250	$457,700
Less unamortized debt issuance costs	(3,692)	(4,168)
Less unamortized debt discount costs	(1,305)	(1,473)
Less current portion	(4,600)	(4,600)
	$444,653	$447,459

As of September 30, 2022, maturities of debt are as follows (in thousands):

Remainder of 2022	$1,150
2023	4,600
2024	4,600
2025	4,600
2026	4,600
Thereafter	434,700
$454,250

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its Senior Secured Credit Facility to fund the INTEGRA acquisition and refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility which must be repaid on July 21, 2026. The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans at $1.2 million per quarter.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. As of September 30, 2022, the interest rate on the term loan facility was 5.6%.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of September 30, 2022				As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$5,800	$—	$—	$5,800	$4,530	$—	$—	$4,530
Gadberry contingent consideration	1,163	—	—	1,163	1,250	—	—	1,250
Contingent consideration (a)	$6,963	$—	$—	$6,963	$5,780	$—	$—	$5,780
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 50-140 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% change in the number of franchise sales would increase or decrease the liability by $0.2 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.1 million. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2022	$5,780
Fair value adjustments	1,303
Cash payments	(120)
Balance at September 30, 2022	$6,963

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$449,253	$422,453	$452,059	$454,267

10. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate, except for the $6.9 million of restructuring charges in the nine months ended September 30, 2022 (see Note 2, Summary of Significant Accounting Policies) and the loss on settlement of the pre-existing master franchise contracts of $40.5 million in the nine months ended September 30, 2021 (see Note 5, Acquisitions and Dispositions), which were evaluated discretely. The loss on settlement had no tax provision under GAAP; hence, the year-to-date tax provision was an expense (as opposed to a benefit) for the nine months ended September 30, 2021, even though the Company had a pre-tax year-to-date loss.

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

During 2021, in connection with the INTEGRA acquisition, the Company assumed an uncertain tax position related to certain U.S. tax matters and recorded a largely offsetting related indemnification asset. See Note 5, Acquisitions and Dispositions for further details.

During 2021, the Company settled uncertain tax positions related to certain foreign tax matters that were accrued in prior years.

A reconciliation of the beginning and ending uncertain tax position amounts, excluding interest and penalties is as follows:

	As of September 30,
	2022	2021
Balance, January 1	$1,587	$5,300
Increases related to prior period tax positions	—	96
Decrease related to prior year tax positions	—	(815)
Increase related to tax positions from acquired companies	309	1,587
Settlements	—	(3,776)
Foreign currency transaction (gains) losses	—	351
Balance, September 30	$1,896	$2,743

A portion of the Company’s uncertain tax positions have a reasonable possibility of being settled within the next 12 months.

11. Equity-Based Compensation

Equity-based compensation expense under the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “Incentive Plan”), net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expense from time-based awards (a)	$5,725	$3,756	$13,417	$17,321
Expense from performance-based awards (b)	1,130	3,188	1,408	4,855
Expense from bonus to be settled in shares (c)	979	2,064	3,181	5,139
Equity-based compensation expense	$7,834	$9,008	$18,006	$27,315
(a)	During the third quarter of 2022, the Company recognized $1.7 million of expense upon the acceleration of certain grants issued in connection with the restructuring, as further discussed in Note 2, Summary of Significant Accounting Policies. In addition, during the third quarter of 2022, the Company recognized $1.4 million of expense upon acceleration of certain grants that were issued to two employees and former owners of an acquired company who departed during the third quarter of 2022. During the first quarter of 2021, the Company recognized $5.5 million of expense upon acceleration of certain grants that were issued to two employees of an acquired company who departed during the first quarter of 2021.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. During the first quarter of 2022, the Company had a significant amount of forfeitures related to performance-based awards issued to the Company’s former CEO which, subsequent to his departure, will no longer vest.
(c)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2022	765,813	$36.84
Granted	471,005	$28.45
Shares vested (including tax withholding) (a)	(437,722)	$35.92
Forfeited	(148,602)	$33.36
Balance, September 30, 2022	650,494	$32.18

(a)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of September 30, 2022, there was $9.6 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2022	241,821	$31.02
Granted (a)	215,761	$28.45
Shares vested (including tax withholding) (b)	(58,759)	$27.37
Forfeited	(140,013)	$30.39
Balance, September 30, 2022	258,810	$30.05

(a)	Represents the total participant target award.
(b)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of September 30, 2022, there was $3.5 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.5 years.

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

In one of the Moehrl-related suits, filed by plaintiffs Scott and Rhonda Burnett and others in the Western District of Missouri, the court on April 22, 2022 granted plaintiffs’ motion for class certification and set a trial date for February 2023. Among other requested relief, plaintiffs seek damages equal to all buyer commissions paid by sellers in four MLSs primarily in Missouri during the class period of April 29, 2015 to present. If any damages are awarded, such damages could be trebled and defendants would be jointly and severally liable. The Company intends to vigorously defend against all claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

On April 9, 2021, a putative class action claim was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021 (see Note 5, Acquisitions and Dispositions, for additional information), Century 21 Canada Limited Partnership, Royal Lepage Real Estate Services Ltd., and many other real estate companies by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants and their co-conspirators conspired, agreed or arranged with each other to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”); that the Defendants and their co-conspirators acted in furtherance of their conspiracy, agreement or arrangement to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on the Toronto MLS; and violation of Part VI of the Competition Act, R.S.C. 1985, c. C-34 (“Competition Act”). On February 24, 2022, plaintiff filed a Fresh as Amended Statement of Claim. With respect RE/MAX OA, the amended claim alleges Franchisor Defendants aided and abetted their respective franchisee brokerages and their salespeople in violation of the section 45(1) of the Competition Act. Among other requested relief, Plaintiff seeks damages against the defendants and injunctive relief. The Company intends to vigorously defend against all claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Continuing franchise fees	$30,682	$30,416	$93,421	$79,064
Annual dues	8,911	8,967	26,847	26,508
Broker fees	16,596	19,245	50,998	48,651
Franchise sales and other revenue	6,466	5,995	21,902	17,845
Total Real Estate	62,655	64,623	193,168	172,068
Continuing franchise fees	2,628	2,048	7,516	5,729
Franchise sales and other revenue	566	572	1,821	1,624
Total Mortgage	3,194	2,620	9,337	7,353
Marketing Funds fees	22,736	23,269	68,496	59,456
Other	358	485	1,118	1,661
Total revenue	$88,943	$90,997	$272,119	$240,538

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Adjusted EBITDA: Real Estate	$32,894	$36,138	$99,904	$91,920
Adjusted EBITDA: Mortgage	(1,270)	(1,282)	(4,607)	(3,165)
Adjusted EBITDA: Other	(141)	(56)	(203)	(238)
Adjusted EBITDA: Consolidated	31,483	34,800	95,094	88,517
Loss on contract settlement (a)	—	(40,500)	—	(40,500)
Loss on extinguishment of debt (b)	—	(264)	—	(264)
Impairment charge - leased assets (c)	(2,513)	—	(6,248)	—
Impairment charge - goodwill (d)	—	(5,123)	—	(5,123)
Loss on lease termination (e)	—	—	(2,460)	—
Equity-based compensation expense	(7,834)	(9,008)	(18,006)	(27,315)
Acquisition-related expense (f)	(412)	(9,432)	(1,997)	(14,303)
Fair value adjustments to contingent consideration (g)	692	(320)	(1,303)	(330)
Restructuring charges (h)	(8,092)	—	(8,092)	—
Other (i)	308	154	(727)	104
Interest income	497	19	675	201
Interest expense	(5,729)	(3,315)	(13,412)	(7,537)
Depreciation and amortization	(8,757)	(8,582)	(26,855)	(22,236)
Income (loss) before provision for income taxes	$(357)	$(41,571)	$16,669	$(28,786)
(a)	Represents the effective settlement of the pre-existing master franchise agreement with INTEGRA that was recognized with the acquisition. See Note 5, Acquisitions and Dispositions for additional information.
(b)	The loss was recognized in connection with the amended and restated Senior Secured Credit Facility. See Note 8, Debt for additional information.
(c)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building. See Note 2, Summary of Significant Accounting Policies for additional information.
(d)	Lower than expected adoption rates of the First technology resulted in downward revisions to long-term forecasts, resulting in an impairment charge to the First reporting unit goodwill. See Note 6, Intangible Assets and Goodwill for additional information.
(e)	During the second quarter of 2022, the loss was recognized in connection with the termination of the booj office lease. See Note 2, Summary of Significant Accounting Policies for additional information.
(f)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the evaluation, due diligence, execution and integration of acquisitions.
(g)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements for additional information.
(h)	During the third quarter of 2022, the Company incurred expenses related to a restructuring of the business and technology offerings, including $6.9 million of severance and related expenses and $1.2 million write off of capitalized software development costs. See Note 2, Summary of Significant Accounting Policies for additional information.
(i)	Includes the results of Gadberry Group, the net assts of which are held for sale.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; our business model; cost structure; balance sheet; revenue; operating expenses; financial outlook; return of capital, including dividends and our share repurchase program; non-GAAP financial measures; assets and liabilities held for sale; uncertain tax positions; housing and mortgage market condition and trends; economic and demographic trends; competition; the anticipated benefits our technology initiatives, including our relationship with InsideRE, LLC (“InsideRE”), developers of the kvCORE platform; our anticipated sources and uses of liquidity including for potential acquisitions; capital expenditures; future litigation expenses relating to the Moehrl-related suits; our strategic and operating plans and business models including our efforts to accelerate the growth of our businesses; the long-term benefits of our strategic growth opportunities including mitigation of economic downturns; strategic options regarding the ongoing operations of Gadberry Group; the expected reduction of our workforce; and strategic investments in the Mortgage business.

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

Financial and Operational Highlights – Three Months Ended September 30, 2022

(Compared to the three months ended September 30, 2021, unless otherwise noted)

●	Total revenue of $88.9 million, a decrease of 2.3% from the prior year.
●	Revenue excluding the Marketing Funds (a) decreased to $66.2 million or 2.2%, which was driven by negative organic revenue growth of 4.9% and adverse foreign currency movements (b) of 0.5%, partially offset by revenue growth of 3.2% from acquisitions.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. increased to $0.1 million
●	Adjusted EBITDA of $31.5 million and Adjusted EBITDA margin of 35.4% compared to Adjusted EBITDA of $34.8 million and Adjusted EBITDA margin of 38.2% from the prior year.
●	Total agent count increased by 2.4% to 144,300 agents.
●	U.S. and Canada combined agent count decreased 0.6% to 85,133 agents.
●	Total open Motto Mortgage offices increased 19.9% to 211 offices.

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

The Company’s third quarter results were impacted by the increasingly difficult housing market conditions partially offset by our RE/MAX INTEGRA North American regions (“INTEGRA”) acquisition and growing mortgage business. Rising interest rates have adversely impacted affordability and weakened housing demand resulting in fewer transactions and, by extension, lower Broker fees. Reductions in revenue generally reduce our Operating income and Adjusted EBITDA on an almost dollar-for-dollar basis, negatively affecting our margins, earnings, and cash flow.

According to the Mortgage Bankers Association's Weekly Mortgage Applications Survey, mortgage applications trended down during the third quarter of 2022 as the 30-year fixed mortgage rate surpassed six percent during the month of September, double what it was one year earlier. According to the National Association of Realtors ("NAR"), U.S. existing-home sales declined for the eighth straight month in September 2022 and September's sales of existing homes declined 23.8% year over year. In October 2022, due largely to the higher mortgage rate environment, the Fannie Mae Economic and Strategic Research Group lowered its forecast for total single-family home sales in 2022 and 2023 to 5.6 million and 4.5 million, respectively, which would represent annual declines of 18.1% and 20.8%. As a result, we expect our U.S. and Canadian agent count, Motto franchise sales, Broker fee revenue, and results from operations to be under pressure.

At the beginning of the third quarter, we announced a series of strategic growth opportunities designed to increase U.S. agent count and accelerate the expansion of our growing Mortgage business. We entered into an agreement with InsideRE, developers of the kvCORE platform, to provide technology to RE/MAX affiliates, replacing certain functionality currently provided by the booj platform. In connection with these initiatives, we began to reduce our overall workforce by an expected 120 employees, approximately 17% of our total headcount. This reduction, which we expect to be substantially complete by December 31, 2022, does not include personnel we expect to hire as a result of the strategic investments in the Mortgage business. As a result of this reduction, during the third quarter we incurred a pretax cash charge for one-time termination benefits of severance and related costs of $6.9 million and accelerated equity compensation expense of $2.0 million. Contemporaneously, we also wrote off $1.2 million of capitalized software development costs related to the aforementioned shift in our technology strategy. Lastly, as part of the strategic shift and restructuring charges announced in July 2022, we are currently planning to sell the Gadberry Group assets. Assets and liabilities held for sale includes the net book value of the Gadberry Group as we plan to sell the assets and liabilities within the next year. We are also evaluating options regarding the ongoing operations of our legacy booj business. We believe these initiatives better position us for long-term profitable growth and may help mitigate adverse impacts of housing or broader economic downturns.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of September 30,		2022 vs. 2021
	2022	2021	#	%
Agent Count:
U.S.	60,115	62,007	(1,892)	(3.1)%
Canada	25,018	23,649	1,369	5.8%
Subtotal	85,133	85,656	(523)	(0.6)%
Outside U.S. and Canada	59,167	55,280	3,887	7.0%
Total	144,300	140,936	3,364	2.4%

Motto open offices (2)	211	176	35	19.9%

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	#	%
RE/MAX franchise sales (1)	565	688	(123)	(17.9)%
Motto franchise sales (2)	33	42	(9)	(21.4)%
(1)	Includes franchise sales in the U.S., Canada and global regions. This number excludes 22 franchise documents that the company signed with an existing franchisee in the U.S. in connection with the migration of certain agents from a terminated franchisee during the nine months ended September 30, 2022.
(2)	Excludes “virtual” offices and BranchiseSM offices.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenue	88,943	90,997	$272,119	$240,538
Total selling, operating and administrative expenses	49,702	51,099	$138,314	$133,591
Operating income (loss)	5,235	(37,576)	$29,746	$(20,368)
Net income (loss)	(910)	(42,363)	$12,310	$(30,240)
Net income (loss) attributable to RE/MAX Holdings, Inc.	140	(25,149)	$7,420	$(18,725)
Adjusted EBITDA (1)	31,483	34,800	$95,094	$88,517
Adjusted EBITDA margin (1)	35.4%	38.2%	34.9%	36.8%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Revenue:
Continuing franchise fees	$33,310	$32,464	$846	2.6%
Annual dues	8,911	8,967	(56)	(0.6)%
Broker fees	16,596	19,245	(2,649)	(13.8)%
Marketing Funds fees	22,736	23,269	(533)	(2.3)%
Franchise sales and other revenue	7,390	7,052	338	4.8%
Total revenue	$88,943	$90,997	$(2,054)	(2.3)%

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Revenue excluding the Marketing Funds:
Total revenue	$88,943	$90,997	$(2,054)	(2.3)%
Less: Marketing Funds fees	22,736	23,269	(533)	(2.3)%
Revenue excluding the Marketing Funds	$66,207	$67,728	$(1,521)	(2.2)%

RE/MAX Holdings generated revenue of $88.9 million in the third quarter of 2022, a decrease of $2.1 million, or 2.3%, compared to $91.0 million in the same period in 2021. Revenue excluding the Marketing Funds was $66.2 million in the third quarter of 2022, a decrease of $1.5 million, or 2.2%, compared to $67.7 million in the same period in 2021. This decrease was attributable to negative organic revenue growth of 4.9% and adverse foreign currency movements of 0.5%, partially offset by revenue growth of 3.2% from acquisitions. Organic growth decreased primarily due to lower Broker fees and an increase in agent recruiting incentives, partially offset by Motto growth and increased events-related revenue. Revenue growth from acquisitions was attributable to revenue from the INTEGRA acquisition completed in July 2021.

Continuing Franchise Fees

Revenue from Continuing franchise fees increased primarily due to contributions from the INTEGRA acquisition, Motto growth and RE/MAX agent count growth in Canada and globally, partially offset by a decrease in U.S. agent count and an increase in agent recruiting initiatives.

Broker Fees

Revenue from Broker fees decreased primarily due to lower average transactions per agent as compared to the prior year, partially offset by rising home prices and revenue from the INTEGRA acquisition.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to an increase in agent recruiting initiatives, and a decrease in U.S. agent count, partially offset by revenue from the INTEGRA acquisition and an increase in Canadian agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to an increase in events-related revenue.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Operating expenses:
Selling, operating and administrative expenses	$49,702	$51,099	$1,397	2.7%
Marketing Funds expenses	22,736	23,269	533	2.3%
Depreciation and amortization	8,757	8,582	(175)	(2.0)%
Settlement and impairment charges	2,513	45,623	43,110	94.5%
Total operating expenses	$83,708	$128,573	$44,865	34.9%
Percent of revenue	94.1%	141.3%

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

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Selling, operating and administrative expenses:
Personnel	$31,336	$30,306	$(1,030)	(3.4)%
Professional fees	4,601	8,848	4,247	48.0%
Lease costs	2,096	2,137	41	1.9%
Other	11,669	9,808	(1,861)	(19.0)%
Total selling, operating and administrative expenses	$49,702	$51,099	$1,397	2.7%
Percent of revenue	55.9%	56.2%

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs increased primarily due to restructuring charges which included $6.9 million of severance and related expenses and $2.0 million of accelerated equity compensation expense (see Note 2, Summary of Significant Accounting Policies). Those increases were mostly offset by lower equity-based compensation expense, excluding the amounts mentioned above, lower personnel costs associated with acquiring and integrating new companies, and a decrease in the corporate bonus versus the prior year.
●	Professional fees decreased primarily due to lower costs associated with acquiring and integrating new companies, partially offset by an increase in legal expenses. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q. We expect to incur an additional $1.5 million to $2.5 million in legal expenses related to the Moehrl-related suits during the remainder of this year because of this ongoing litigation.
●	Other selling, operating and administrative expenses increased primarily due to restructuring charges including a $1.2 million write off of capitalized software development costs (see Note 2, Summary of Significant Accounting Policies). Also contributing to the increase was an increase in bad debt expense, higher travel and events-related expenses and increased investments in technology, partially offset by changes in the fair value of contingent consideration liabilities and lower costs associated with acquiring and integrating new companies.

Settlement and Impairment Charges

See the discussion of the Results of Operations for the nine months ended September 30, 2022 and 2021 for a discussion of the settlement and impairment charges.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Other expenses, net:
Interest expense	$(5,729)	$(3,315)	$(2,414)	(72.8)%
Interest income	497	19	478	n/m
Foreign currency transaction gains (losses)	(360)	(435)	75	17.2%
Loss on early extinguishment of debt	—	(264)	264	100.0%
Total other expenses, net	$(5,592)	$(3,995)	$(1,597)	(40.0)%
Percent of revenue	6.3%	4.4%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of rising interest rates and the refinance of and increase to our Senior Secured Credit Facility (see Note 8, Debt, for more information) in the prior year. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

The comparison of effective income tax rates for the three months ended September 30, 2022 and 2021 is not meaningful. The effective income tax rate for the three months ended September 30, 2022 is impacted by changes to forecasted taxable income and other discrete items. The effective income tax rate for the three months ended September 30, 2021 is impacted by the $40.5 million loss on contract settlement, which was evaluated discretely and has no tax provision. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 10, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $31.5 million for the three months ended September 30, 2022, a decrease of $3.3 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to lower revenue resulting from lower Broker fees and increased legal and bad debt expenses, partially offset by lower personnel expenses, excluding restructuring charges, and contributions from the INTEGRA acquisition.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Revenue:
Continuing franchise fees	$100,937	$84,793	$16,144	19.0%
Annual dues	26,847	26,508	339	1.3%
Broker fees	50,998	48,651	2,347	4.8%
Marketing Funds fees	68,496	59,456	9,040	15.2%
Franchise sales and other revenue	24,841	21,130	3,711	17.6%
Total revenue	$272,119	$240,538	$31,581	13.1%

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Revenue excluding the Marketing Funds:
Total revenue	$272,119	$240,538	$31,581	13.1%
Less: Marketing Funds fees	68,496	59,456	9,040	15.2%
Revenue excluding the Marketing Funds	$203,623	$181,082	$22,541	12.4%

RE/MAX Holdings generated revenue of $272.1 million in 2022, an increase of $31.6 million, or 13.1%, compared to $240.5 million in the same period in 2021. Revenue excluding the Marketing Funds was $203.6 million for the nine months ended September 30, 2022, an increase of $22.5 million, or 12.4%, compared to $181.1 million in the same period in 2021. This increase was comprised of organic revenue growth of 1.9% and 10.6% from acquisitions, partially offset by adverse foreign currency movements of 0.1%. Organic growth increased primarily due to increased events-related revenue, primarily due to higher attendance at our annual RE/MAX agent convention, Motto growth, a price increase in RE/MAX Continuing franchise fees and incremental revenue from fewer agent recruiting initiatives. Revenue growth from acquisitions was attributable to revenue from the INTEGRA acquisition completed in July 2021. Consolidated revenue increased due to the aforementioned factors plus growth in Marketing Funds fees primarily from the INTEGRA acquisition.

Continuing Franchise Fees

Revenue from Continuing franchise fees increased primarily due to contributions from the INTEGRA acquisition, Motto growth, a price increase in RE/MAX, incremental revenue from fewer agent recruiting initiatives and RE/MAX growth in Canada and globally, partially offset by a decrease in U.S. agent count.

Broker Fees

Revenue from Broker fees increased primarily from the INTEGRA acquisition and rising home prices, partially offset by lower average transactions per agent compared to the prior year.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees increased primarily from the INTEGRA acquisition, fewer agent recruiting initiatives in the current year, and an increase in Canadian agent count, partially offset by a decrease in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to higher attendance at our events including our annual RE/MAX agent convention.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Operating expenses:
Selling, operating and administrative expenses	$138,314	$133,591	$(4,723)	(3.5)%
Marketing Funds expenses	68,496	59,456	(9,040)	(15.2)%
Depreciation and amortization	26,855	22,236	(4,619)	(20.8)%
Settlement and impairment charges	8,708	45,623	36,915	80.9%
Total operating expenses	$242,373	$260,906	$18,533	7.1%
Percent of revenue	89.1%	108.5%

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

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Selling, operating and administrative expenses:
Personnel	$80,934	$81,322	$388	0.5%
Professional fees	13,660	19,719	6,059	30.7%
Lease costs	6,366	6,258	(108)	(1.7)%
Other	37,354	26,292	(11,062)	(42.1)%
Total selling, operating and administrative expenses	$138,314	$133,591	$(4,723)	(3.5)%
Percent of revenue	50.8%	55.5%

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs decreased slightly due to lower equity-based compensation expense, excluding the restructuring charges mentioned below, lower costs associated with acquiring and integrating new companies, and a decrease in corporate bonus versus the prior year. This decrease was mostly offset by restructuring charges including $6.9 million of severance and related expenses and $ 2.0 million accelerated equity compensation expense (see Note 2, Summary of Significant Accounting Policies). In addition, the decrease in personnel costs were offset by increases in headcount from acquisitions and increases in salaries and benefits.
●	Professional fees decreased primarily due to lower costs associated with acquiring and integrating new companies, partially offset by an increase in legal expenses. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q. We expect to incur an additional $1.5 million to $2.5 million in legal expenses related to the Moehrl-related suits during the remainder of this year because of this ongoing litigation.
●	Other selling, operating and administrative expenses increased primarily due to higher travel and events-related expenses, mainly from increased attendance at our annual RE/MAX agent convention and fewer COVID restrictions, increased investments in technology, an increase in bad debt expense, restructuring charges including a $1.2 million write off capitalized software development costs (see Note 2, Summary of Significant Accounting Policies), and changes in the fair value of the contingent consideration liabilities, partially offset by lower costs associated with acquiring and integrating new companies.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to new amortization related to our acquisition.

Settlement and Impairment Charges

Impairment Charge - Leased Assets

During the first and third quarters of 2022, we subleased portions of our corporate headquarters. As a result, we performed impairment tests on the portions subleased and recognized an impairment charge of $3.7 million in the first quarter and $2.5 million in the third quarter. See Note 2, Summary of Significant Accounting Policies for additional information about our leases.

Loss on lease termination

During the second quarter of 2022, we terminated our booj office lease, which is owned by an entity controlled by our former employees. As a result, we wrote off a right of use (“ROU”) asset of $2.7 million and derecognized $1.5 million of lease liability associated with the terminated lease. We also recognized a loss on termination of $2.5 million, which included a lease termination payment of $1.3 million. See Note 2, Summary of Significant Accounting Policies for additional information about our leases.

Loss on Contract Settlement

During the third quarter of 2021, we recorded a $40.5 million loss on our contractual relationship with INTEGRA which was settled with the INTEGRA acquisition. The loss represents the fair value of the difference between the historical contractual rates paid by INTEGRA and the current market rate. The loss is recorded in “Settlement and impairment charges” in the accompanying Condensed Consolidated Statements of Income (Loss). See Note 5, Acquisitions and Dispositions for additional information about our acquisition.

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

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2022	2021	$	%
Other expenses, net:
Interest expense	$(13,412)	$(7,537)	$(5,875)	(77.9)%
Interest income	675	201	474	235.8%
Foreign currency transaction gains (losses)	(340)	(818)	478	58.4%
Loss on early extinguishment of debt	—	(264)	264	100.0%
Total other expenses, net	$(13,077)	$(8,418)	$(4,659)	(55.3)%
Percent of revenue	4.8%	3.5%

Other expenses, net increased primarily due to an increase in interest expense because of the refinance of and increase to our Senior Secured Credit Facility (see Note 8, Debt, for more information) in the prior year and rising interest rates. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

The comparison of effective income tax rates for the nine months ended September 30, 2022 and 2021 is not meaningful. Our effective income tax rate was 26.2% for the nine months ended September 30, 2022 and was impacted by changes to forecasted taxable income and other discrete items. The effective income tax rate for the nine months ended September 30, 2021 is impacted by the $40.5 million loss on contract settlement, which was evaluated discretely and has no tax provision. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 10, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $95.1 million for the nine months ended September 30, 2022, an increase of $6.6 million from the comparable prior year period. Adjusted EBITDA increased primarily due to contributions from the INTEGRA acquisition and a decrease in the corporate bonus versus the prior year, partially offset by decreased Broker fees due to lower transactions per agent (excluding the contributions from the INTEGRA acquisition), increased headcount related to acquisitions, increased salaries and benefits, increased legal expenses and investments in technology and our Mortgage segment.

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

We define Adjusted EBITDA as EBITDA (consolidated net income (loss) before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: gain or loss on sale or disposition of assets, settlement and impairment charges, equity-based compensation expense, acquisition-related expense, gain or losses from changes in the tax receivable agreement liability, expense or income related to changes in the estimated fair value measurement of contingent consideration, restructuring charges and other non-recurring items.

As Adjusted EBITDA omits certain non-cash items and other non-recurring cash charges or other items, we believe that it is less susceptible to variances that affect our operating performance resulting from depreciation, amortization and other non-cash and non-recurring cash charges or other items. We present Adjusted EBITDA, and the related Adjusted EBITDA margin, because we believe they are useful as supplemental measures in evaluating the performance of our operating businesses and provide greater transparency into our results of operations. Our management uses Adjusted EBITDA and Adjusted EBITDA margin as factors in evaluating the performance of our business.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;

●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings (loss) per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(910)	$(42,363)	$12,310	$(30,240)
Depreciation and amortization	8,757	8,582	26,855	22,236
Interest expense	5,729	3,315	13,412	7,537
Interest income	(497)	(19)	(675)	(201)
Provision for income taxes	553	792	4,359	1,454
EBITDA	13,632	(29,693)	56,261	786
Loss on contract settlement (1)	—	40,500	—	40,500
Loss on extinguishment of debt (2)	—	264	—	264
Impairment charge - leased assets (3)	2,513	—	6,248	—
Impairment charge - goodwill (4)	—	5,123	—	5,123
Loss on lease termination (5)	—	—	2,460	—
Equity-based compensation expense	7,834	9,008	18,006	27,315
Acquisition-related expense (6)	412	9,432	1,997	14,303
Fair value adjustments to contingent consideration (7)	(692)	320	1,303	330
Restructuring charges (8)	8,092	—	8,092	—
Other (9)	(308)	(154)	727	(104)
Adjusted EBITDA	$31,483	$34,800	$95,094	$88,517

(1)	Represents the effective settlement of the pre-existing master franchise agreement with INTEGRA that was recognized with the acquisition. See Note 5, Acquisitions and Dispositions for additional information.
(2)	The loss was recognized in connection with the amended and restated Senior Secured Credit Facility. See Note 8, Debt for additional information.
(3)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building. See Note 2, Summary of Significant Accounting Policies for additional information.
(4)	Lower than expected adoption rates of the First technology resulted in downward revisions to long-term forecasts, resulting in an impairment charge to the First reporting unit goodwill. See Note 6, Intangible Assets and Goodwill for additional information.
(5)	During the second quarter of 2022, the loss was recognized in connection with the termination of the booj office lease. See Note 2, Summary of Significant Accounting Policies for additional information.
(6)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(7)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 9, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

(8)	During the third quarter of 2022, we incurred expenses related to restructuring our business and technology offerings, including $6.9 million of severance and related expenses and a $1.2 million write off of capitalized software development costs. See Note 2, Summary of Significant Accounting Policies for additional information.
(9)	Includes the results of Gadberry Group, the net assets of which are held for sale.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our franchise networks and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by several factors including agents in the RE/MAX network, particularly in Company-Owned Regions, and open offices in the Motto network. Our cash flows are primarily related to the timing of:

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

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). On July 21, 2021, we amended and restated our Senior Secured Credit Facility to fund the INTEGRA acquisition and refinance our existing facility. The revised facility provides for a seven-year $460.0 million term loan facility and a five-year $50.0 million revolving loan facility. The revised facility also provides for incremental facilities under which RE/MAX, LLC may request to add one or more tranches of term facilities or increase any then existing credit facility in the aggregate principal amount of up to $100 million (or a higher amount subject to the terms and conditions of the Senior Secured Credit Facility), subject to lender participation.

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

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. As of September 30, 2022, the interest rate on the term loan facility was 5.6%.

A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit.

As of September 30, 2022, we had $449.3 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of September 30, 2022 and December 31, 2021, we had $117.9 million and $126.3 million, respectively, of cash and cash equivalents, of which approximately $19.5 million and $8.9 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash provided by (used in):
Operating activities	$61,386	$16,644
Investing activities	(9,865)	(192,471)
Financing activities	(58,613)	199,142
Effect of exchange rate changes on cash	(2,009)	54
Net change in cash, cash equivalents and restricted cash	$(9,101)	$23,369

Operating Activities

Cash provided by operating activities increased primarily as a result of:

●	an increase due to the loss on contract settlements of $40.5 million in the prior year;
●	an increase due to lower costs associated with acquiring and integrating new companies;
●	an increase due to lower tax payments in the current year of $7.6 million;
●	an increase in Adjusted EBITDA of $6.6 million;
●	a decrease due to higher payments of certain employee related liabilities;
●	a decrease due to higher interest payments of $8.8 million, due to the increase of our Senior Secured Credit Facility in July 2021 and higher interest rates in the current year; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2022 the change in cash (used in) investing activities was primarily the result of the INTEGRA acquisition in the prior year, partially offset by lower spend on our corporate headquarters refresh.

Financing Activities

During the nine months ended September 30, 2022, the change in cash provided by (used in) financing activities was primarily due to net cash received from the increase in our term loan in the prior year, partially offset by the allocation of capital to our share repurchase program that began in the first quarter of 2022 and an increase in principal payments on our Senior Secured Credit Facility.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $8.0 million and $12.1 million during the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, these amounts primarily relate to spend on our corporate headquarters refresh and investments in technology. Total capital expenditures for 2022 are expected to be between $10.5 million and $12.5 million.

Return of Capital

Return of capital to shareholders is one of our primary capital allocation priorities. Our Board of Directors declared and we paid quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock during the third quarter of 2022. On November 2, 2022, our Board of Directors declared a quarterly cash dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on November 30, 2022 to stockholders of record at the close of business on November 16, 2022.

During the first quarter of 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. The share repurchase program may be suspended or discontinued at any time. During the nine months ended September 30, 2022, 995,176 shares of our Class A common stock were repurchased and retired for $23.8 million, excluding commissions, at an average cost of $23.91 per share. As of September 30, 2022, $76.2 million remained available under the share repurchase authorization.

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

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$2,256	$2,113
Dividend distributions	8,667	8,667
Total distributions to RIHI	10,923	10,780
Payments pursuant to the TRAs	—	—
Total distributions to RIHI and TRA payments	$10,923	$10,780

Commitments and Contingencies

See Note 12, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of September 30, 2022.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2021 Annual Report on Form 10-K for which there were no material changes, included:

●	Mortgage Goodwill
●	Purchase Accounting for Acquisitions
●	Deferred Tax Assets and TRA Liability

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. Bad debt expense is less than 1% of revenue for the nine months ended September 30, 2022 and 2021.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On September 30, 2022, $454.3 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. As of September 30, 2022, the interest rate was 5.6%. If LIBOR rises such that our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three and nine months ended September 30, 2022, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.4 million and $1.3 million, respectively related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2022 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases of our Class A common stock for the three months ended September 30, 2022:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be
	Publicly Announced	Average Price	Purchased Under the
Period	Plans or Programs (a)	Paid Per Share	Plans or Programs
July 1-31	68,715	$24.59	$86,444,712
August 1-31	163,385	$25.53	$82,273,822
September 1-30	275,880	$22.00	$76,205,055
Total	507,980
(a)	In January 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. As of September 30, 2022, $76.2 million remains under the program.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	November 3, 2022	By:	/s/ Stephen P. Joyce
Stephen P. Joyce
Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2022	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	November 3, 2022	By:	/s/ Adam W. Grosshans
Adam W. Grosshans Chief Accounting Officer (Principal Accounting Officer)