Form 10-K
period 2022-12-31
RE/MAX Holdings, Inc.
filed 2023-02-28
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates (based on the closing price on June 30, 2022, as reported on the New York Stock Exchange) was approximately $448.1 million. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 31, 2023, there were 17,819,625 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Auditor Name: KPMG LLP	Auditor Location: Denver, Colorado	Auditor Firm ID: 185

RE/MAX HOLDINGS, INC.

2022 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to:

●	our expectations regarding consumer trends in residential real estate transactions;
●	our expectations regarding overall economic and demographic trends, including the health of the United States (“U.S.”) and Canadian residential real estate markets, and how they affect our performance;
●	our strategies for growing our organic revenue and the RE/MAX and Motto Mortgage brands in particular, including (a) increasing RE/MAX agent count, increasing the number of closed transaction sides and transaction sides per RE/MAX agent; (b) increasing the number of open Motto Mortgage offices; and (c) diversifying and broadening our revenue and growth opportunities;
●	the anticipated benefits of our technology initiatives;
●	the continued strength of our brands both in the U.S. and Canada and in the rest of the world;
●	the pursuit of future acquisitions and the anticipated benefits of past acquisitions, including the future performance of businesses we have acquired;
●	return of capital, including our stock buyback program and our intention to pay dividends;
●	our future financial performance including our ability to appropriately forecast;
●	the effects of laws applying to our business and our future compliance with laws;
●	our ability to retain our senior management and other key employees;
●	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our technology;
●	our ability to effectively implement and account for changes in tax laws; and
●	the anticipated outcome of the Moehrl-related suits, including any risks or uncertainties with regard to any favorable or unfavorable judgements and implications to our industry.

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

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages in the U.S. under the Motto Mortgage brand (“Motto”). We also sell ancillary products and services to our franchise networks, including loan processing services to our Motto network through our wemlo brand. We organize our business based on the services we provide in Real Estate, Mortgage and our collective franchise marketing operations, known as the Marketing Funds. RE/MAX and Motto are 100% franchised—we do not own any of the brokerages that operate under these brands. We focus on enabling our networks’ success by providing powerful technology, quality education, and valuable marketing to build the strength of the RE/MAX and Motto brands. We support our franchisees in growing their brokerages, although, they fund the cost of developing their brokerages. As a result, we maintain a low fixed-cost structure which, combined with our recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Our History

RE/MAX was founded in 1973 with an innovative, entrepreneurial culture affording our franchisees and their agents the flexibility to operate their businesses with great independence. In the early years of our expansion in the U.S. and Canada, we accelerated the brand’s growth by selling regional franchise rights to independent owners for certain geographic regions, a practice we still employ in countries outside of the U.S. and Canada. The RE/MAX global franchise network now has a presence in over 110 countries and territories, resulting in a global footprint that is unmatched by any other real estate brand. On June 25, 2013, RE/MAX Holdings, Inc. (“Holdings”) was formed as a Delaware corporation. On October 7, 2013, we completed an initial public offering of our Class A common stock, which trades on the New York Stock Exchange under the symbol “RMAX”. In October 2016, we launched Motto, the first national mortgage brokerage franchise brand in the U.S.

On July 21, 2021, we acquired the operating companies of the North American regions of RE/MAX INTEGRA (“INTEGRA”) for cash consideration of approximately $235 million, allowing us to scale, enhance our ability to deliver value to our affiliates and recapture the value differential of more than 19,000 agents in the U.S. and Canada. See Note 6 Acquisitions and Dispositions to the consolidated financial statements included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information.

In the third quarter of 2022, we announced a series of strategic growth opportunities designed to increase U.S. agent count growth and accelerate the expansion of our growing Mortgage business. As part of these strategic growth opportunities, we entered into an agreement with InsideRE, LLC (“InsideRE”), developers of the kvCORE platform, to provide technology to RE/MAX affiliates, replacing certain functionality previously provided by the booj platform. We also restructured and reduced our workforce as noted below (see Note 9, Accrued Liabilities, to the consolidated financial statements included in Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information).

Our Brands

RE/MAX. The RE/MAX strategy is to sell franchises and help those franchisees recruit and retain the best agents. The RE/MAX brand is built on the strength of our global franchise network and our unique economic model that helps to attract and retain the best-performing and most experienced agents by maximizing their opportunity to retain a larger portion of their commissions. Some RE/MAX affiliates may also sell luxury real estate under The RE/MAX Collection® brand and commercial real estate under the RE/MAX Commercial® brand. As a result of our unique agent-centric approach, we have established a 50-year track record of helping millions of homebuyers and sellers achieve their goals, creating several competitive advantages in the process:

Leading agent productivity. RE/MAX agents are, on average, substantially more productive than the industry average. RE/MAX agents at large U.S. brokerages have consistently outsold competing agents on average more than two-to-one over the last twelve years based on data in the REAL Trends 500 survey as noted below.

RE/MAX agent productivity continued to outperform the competition as follows:

U.S. Transactions Per Agent (Large Brokerages Only) (1)

(1)    Existing home sales volume data from the National Association of Realtors (“NAR”). Average transaction sides per agent calculated from the 2022 RealTrends 500 reports containing 2010-2021 transaction sides for the largest participating U.S. brokerages.

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

Leading global presence. We have a growing global presence and our agent count outside the U.S. and Canada continues to increase. Today, the RE/MAX brand has over 140,000 agents in over 9,000 offices and a presence in over 110 countries and territories—a global footprint bigger than any other real estate brokerage brand in the world.

The following summarize key statistics for the RE/MAX brand:

144,014 Agents	9,175 Offices	119 Countries and Territories

As of December 31, 2022

Motto Mortgage. The Motto Mortgage franchise model offers U.S. real estate brokers, real estate professionals, mortgage professionals and other investors access to the mortgage brokerage business. Motto is highly complementary to our RE/MAX real estate business and is designed to improve the profitability of real estate brokerages by providing Motto franchise owners with diversified revenue and income streams. Motto franchisees offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at offices near each other. Motto loan originators provide homebuyers with financing choices by providing access to a variety of quality loan options from multiple leading wholesale lenders. While not all Motto franchises succeed, to date Motto franchisees have had a higher success rate than the comparable average small business operating in the financial services industry, per the data from the U.S. Bureau of Labor Statistics on private sector failure rates. In addition, Motto provides powerful technology to its franchisees that is designed to simplify the mortgage process and also provides assistance complying with complex mortgage regulations. Motto franchisees are mortgage brokers and not mortgage bankers. Likewise, we franchise the Motto system and are not lenders or brokers.

Motto Mortgage has grown to over 225 offices across more than 40 states and we expect Motto to continue to expand. We also continue to roll out the wemlo platform, an innovative fintech solution, the first cloud service for mortgage brokers, combining third-party loan processing with an all-in-one digital platform to add to our mortgage value proposition.

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

The U.S. and Canadian Real Estate Industries are Large Markets. The residential real estate markets in the U.S. and Canada are approximately $2.3 trillion and $0.4 trillion, respectively, based on 2022 sales volume data from NAR, the U.S. Census Bureau and the Canadian Real Estate Association (“CREA”).

The Residential Real Estate Industry is Cyclical in Nature. The residential real estate industry is cyclical in nature but has shown strong long-term growth. As illustrated below, the number of existing home sales transactions in the U.S. and Canada has generally increased during periods of economic growth:

U.S. Existing Home Sales

U.S. Housing Trends. As we entered 2022, the U.S. housing market began to slow as home sale transactions during the first quarter declined approximately 5% from the prior year in the face of record low inventory and an increase in the Median Sales Price according to the RE/MAX National Housing Report. As the year progressed, the U.S. Federal Reserve increased interest rates, driving an increase in mortgage rates, worsening the industry slowdown. During the fourth quarter, home sale transactions declined approximately 38%, inventory increased to 2.5 months, and the Median Sales Price grew 1.3% versus the prior year according to the RE/MAX National Housing Report. NAR’s January 2023 forecast calls for existing home sales to decrease by 6.8% compared to 2022 and for prices to increase 0.3%. Similarly, the Federal National Mortgage Association (“Fannie Mae”) 2023 housing forecast estimates a 22.4% decrease in existing home sales compared to 2022. The Mortgage Bankers Association (“MBA”) forecasts a 3.3% decline in median sales prices and a 12.8% decline in transactions.

Canadian Existing Home Sales

Canadian Housing Trends. The Canadian housing market also slowed during 2022, mostly due to rising interest rates. CREA projects the average residential sale price for Canada to decrease 5.9% in 2023. In addition, CREA projects that home sales activity is expected to decline by 0.5% in 2023. However, according to CREA, home sales activity is expected to be in-line with the 10-year average home sales activity, which indicates that the desire for home ownership remains strong. According to the 2023 RE/MAX Canadian Housing Market Outlook Report, over 70% of Canadians see real estate as one of the best investment options in 2023. The Canadian government started a two-year ban on January 1, 2023, that prohibits foreign investors, including foreign controlled corporations, from buying residential properties, with exceptions for immigrants, international students and permanent residents who are not Canadian citizens.

Notable Real Estate Trends. Notable trends impacting residential real estate brokers and agents include:

●	Almost 90% of all U.S. homebuyers and sellers use an agent – About 86% of sellers and purchasers were represented by a real estate agent in 2022, according to NAR data. These figures have climbed over the last decade and a half—a period of time during which technology has materially changed the typical home-buying or selling transaction:

Percentage of Home Buyers and Sellers Using an Agent

Source: NAR Profile of Home Buyers and Sellers
●	Competition for agents and listings remains fierce – Competition for agents and listings has always been fierce, and today is no different—especially for highly productive agents. Franchisors and brokers are continually refining and fine-tuning their offerings in order to craft what they believe to be the most compelling value proposition to attract and retain the most productive agents. The year 2022 remained heated in this regard as many well-financed competitors continued to offer a wide variety of business models. See Competition for additional discussion.
●	Alternative business models in residential real estate – While the majority of home buyers and sellers still use full-service agents, there are a number of alternative business models consumers can choose from including iBuyers, discount brokerages that provide fewer services to consumers and technology driven platforms.

Increasing U.S. Mortgage Interest Rates and Economic Slowdown. The U.S. Federal Reserve continues to take action intended to address sharp increases in inflation, including raising the target federal funds rates by a total of 425 basis points during 2022, which has strongly contributed to rising mortgage rates. Consequently, housing demand is softening, prices are flattening, and both home sales and prices are expected by industry experts to decline in 2023. As the U.S. economy is slowing down, there are widespread reports of a possible 2023 global recession.

The Long-Term Value Proposition for Real Estate Brokerage Services. We believe the traditional agent-assisted business model, especially those supported by professional and highly productive agents, compares favorably to alternative models in the residential real estate industry. We believe full-service brokerages are best suited to address many of the key characteristics of real estate transactions, including:

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

The Long-Term Value Proposition for Mortgage Brokerage Services. Likewise, we believe mortgage brokers provide choice and a valuable “concierge” service for consumers. Mortgage brokers are familiar with the latest loan programs and choices available through various wholesale lenders. A professional mortgage broker can introduce consumers to loan programs from several lenders, providing choice and information that consumers may be unlikely to locate on their own. In 2022, approximately 15% of mortgage originations were handled by mortgage brokerages, which is below the average levels from 2000 thru 2007 that ranged from over 29% to over 35%. As a result, we believe there is long-term potential for the mortgage brokerage channel to continue to take market share.

Total Mortgage Originations

Source: Inside Mortgage Finance Publications, Inc. Copyright © 2023 Used with permission.

Purchase-money mortgage originations (loans that arise during the purchase of a property) correlate to the overall number of home sales and home prices. Home purchases are driven primarily by the buyer’s personal and professional circumstances, whereas refinances depend mainly upon interest rates.

According to Fannie Mae, purchase-money originations are expected to decrease in the next couple of years, however, they are expected to remain consistent with 2019 levels and just below 2020 levels. As compared to competitors, Motto has a significantly higher ratio of purchase-money mortgage originations to refinances. We believe that the consistent expected purchase-money originations in future years could provide a growth opportunity for Motto franchisees.

Purchase Mortgage Originations

Our Franchise Model and Offering

Introduction to Franchising. Franchising is a distributed model for licensing the use of the franchisor’s brand and technology, tools, and educational resources. In return, the franchisee retains ownership and sole responsibility for the local business and its risks, and therefore a substantial portion of the profits it generates. The successful franchisor provides its franchisees: i) a unique product or service offering; ii) a distinctive brand name, and, as the system gains market share, the favorable consumer recognition that brand comes to symbolize; and iii) technology, tools and educational resources to help franchisees operate their business effectively, efficiently and successfully. Because franchising involves principally the development and licensing of intellectual property, and the costs of retail space and employees are borne by the individual unit owner, it has a low fixed-cost structure typified by high gross margins, allowing the franchisor to focus on innovation and expansion of the value proposition offered to franchisees, franchisee education and support, and marketing to grow market share and brand reputation.

How Brokerages Make Money. Residential real estate brokerages typically realize revenue by charging their agents, who are independent contractors, a portion of the commission based on a percentage of the price of the home sold and/or fees for services rendered. The real estate brokerage industry generally benefits in periods of rising home prices and transaction activity (with the number of licensed real estate agents also generally increasing during such periods) and is typically adversely impacted in periods of falling prices and home sale transactions (with the number of licensed real estate agents generally decreasing during such periods).

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

The RE/MAX “Agent-Centric” Franchise Offering. We believe that our “agent-centric” approach is a compelling offering in the real estate brokerage industry, and it enables us to attract and retain highly productive agents and motivated franchisees to our network and drives growth in our business and profitability. Our model maximizes RE/MAX agents’ productivity by providing the following combination of benefits to our franchisees and agents:

●	High Agent Commission Split and Low Franchise Fees. The RE/MAX high commission split concept is a cornerstone of our model and, although not unique, differentiates us in the industry. That differentiation is most evident when our brand advantages and services are factored in as part of the concept. We recommend to our franchisees an agent-favorable commission split of 95%/5%, in exchange for the agent paying fixed fees to share the overhead and other costs of the brokerage. This model allows high-producing agents to earn a higher commission compared to traditional brokerages where the broker often takes 20% to 30% of the agent’s commission, and it provides brokers with the resources to offer key services and support to their agents.

●	Affiliation with the Leading Brand in Residential Real Estate. With a presence in 110 countries and territories – a global footprint unmatched by any of our competitors, and leading unaided brand awareness in the U.S. and Canada, according to a consumer study by MMR Strategy Group, we reinforce brand awareness through marketing and advertising campaigns that are supported by our franchisees’ and agents’ local marketing.
●	Entrepreneurial, High-Performance Culture. Our brand and the economics of our model generally attract driven, professional, entrepreneurially minded franchisees, and we allow them autonomy to run their businesses independently, including the freedom to set commission rates and oversee local advertising aligned with RE/MAX brand standards.
●	Technology and Marketing Tools. We believe we offer competitive technology. In connection with a strategic shift in our approach to delivering technology to our network, we entered into an agreement with InsideRE during the third quarter of 2022 to provide agent-facing technology via the kvCORE platform. The kvCORE platform integrates a suite of digital products that empower high-producing agents, brokers and teams to proactively establish, manage and grow client relationships. With Customer Relationship Management (“CRM”) at the core of this ecosystem, the technology platform utilizes lead cultivation tools to streamline the work of agents from lead generation to post-close nurturing and beyond, while integrating key partnerships that are widely adopted across the industry. We also continue to invest in our consumer facing app and remax.com website.
●	RE/MAX University® Educational Programs. In 2022, we partnered with Workman Success Systems to provide tools aimed at increasing the success of our RE/MAX teams. Additionally, our RE/MAX University® platform is an exclusive-to-RE/MAX learning hub designed to help each agent increase their professional expertise. Built on intuitive technology that leverages artificial intelligence, RE/MAX University offers affiliates a modern, simplified experience as they access relevant educational resources via desktop or mobile devices. RE/MAX University offers on-demand access to thousands of educational videos, downloadable resources, webinars and more.
●	RE/MAX Marketing and Promotion. We believe the widespread recognition of the RE/MAX brand and our iconic red, white and blue RE/MAX hot air balloon logo and property signs is a key aspect of our value proposition to agents and franchisees. Representing the majority of our Marketing Funds activities, a variety of advertising, marketing and promotion programs build our brand and generate leads for RE/MAX agents, including leading websites such as remax.com, advertising campaigns using television, digital marketing, social media, print, billboards and signs, and appearances of the well-known RE/MAX hot air balloon.

Event-based marketing programs, sponsorships, sporting activities and other similar functions also promote our brand. These include the RE/MAX network’s support, since 1992, for Children's Miracle Network Hospitals® in the U.S. and Children's Miracle Network® in Canada, to help sick and injured children. Through the Miracle Home® program, participating RE/MAX agents donate to Children's Miracle Network Hospitals once a home sale transaction is complete.

Our franchisees and their agents fund nearly all the advertising, marketing and promotion supporting the RE/MAX brand, which, in the U.S. and Canada, occurs primarily on two levels:

●	Marketing Fund Regional, Pan-Regional and Local Marketing Campaigns. Funds are collected from franchisees by our Marketing Funds entities in Company-Owned Regions to support both regional and pan-regional marketing campaigns to build brand awareness and to support the Company’s agent and broker technology, such as kvCORE. The use of the fund balances is restricted by the terms of our franchise agreements. Independent Regions may contribute to national or pan-regional creative and/or media campaigns to achieve economies of scale in the purchase of advertising but are generally responsible for any regional advertising in their respective areas.
●	Agent Sponsored Local Campaigns. Our franchisees and their agents engage in extensive promotional efforts within their local markets to attract customers and drive agent and brand awareness locally. These programs are subject to our brand standards for use of the RE/MAX brand, but we allow our franchisees and their agents substantial flexibility to create advertising, marketing and promotion programs that are tailored to local market conditions.

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

As of December 31, 2022:

In general, the franchisees (or broker-owners) do not receive an exclusive territory in the U.S. except under certain limited circumstances. Prior to opening an office, a franchisee or principal owner is required to attend a four-to-five-day educational program at our global headquarters or virtually.

The Motto Mortgage Franchise Offering. Through our Motto business, we are a mortgage brokerage franchisor, not a lender, banker or mortgage brokerage. Our franchisees are brokers, not lenders, and so neither we nor our franchisees fund or service any loans. As a franchisor, we help our Motto franchisees establish independent mortgage brokerage companies, with a model designed to comply with complex regulations, essentially providing a "mortgage brokerage in a box". This model not only creates an ancillary business opportunity for current real estate brokerage firms, but also offers opportunities for mortgage professionals seeking to open their own businesses and other independent investors interested in financial services. The Motto Mortgage model offers value to our franchisees by offering:

●	Setup Guidance. We guide owners through every step of the setup process.
●	Compliance, Education, and Support. We provide robust compliance support, including examination assistance and a system built with transparency in mind. To help each franchise owner, we provide support structures that allow them to spend their time getting more business.
●	Access to multiple lenders. Motto Mortgage franchisees work with a pre-vetted group of wholesale lenders to streamline the shopping process and to provide customers with competitive choices.
●	Technology. We’ve seamlessly integrated industry leading systems into one, time-saving technological ecosystem including best-in-class mortgage origination, CRM and marketing platforms. The 2020 acquisition of wemlo combined third-party loan processing capabilities with an all-in-one digital loan processing platform and origination system, which is being tailored to the exacting needs of loan originators operating in the mortgage brokerage channel and will eventually replace the existing mortgage origination technology offering.
●	Franchising Expertise. As a member of a family of brands with 50 years of franchising experience, we provide best practices to franchisees.

Our Motto Mortgage brokerage franchisor, Motto Franchising, LLC, offers seven-year agreements with franchisees. Motto sells franchises directly throughout the U.S. as there are no regional franchise rights in the Motto system. Our customers are both RE/MAX and non-RE/MAX real estate brokers, real estate professionals, independent mortgage professionals and other investors seeking access to the mortgage brokerage business. We also offer supplemental franchising models in which Motto offers brokers with an existing Motto franchise the ability to expand their physical and/or virtual presence for a reduced contractual fee (aka “BranchiseSM”). The aim of the Branchise model is to give franchisees the flexibility to expand their business to places where it would not have been feasible to support a full additional franchise while keeping offices compliant with state branch regulations. These alternative models are not included in our count of open Motto offices. Motto is the first national mortgage brokerage franchise brand in the U.S.

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

Holdings Revenue Streams as Percentage of 2022 Total Revenue

Segment Revenue and Profit

We have three reportable segments: Real Estate, Mortgage and Marketing Funds. Real Estate comprises our real estate brokerage franchising operations under the RE/MAX brand name and corporate-wide shared services expenses. Mortgage is comprised of our mortgage brokerage franchising operations under the Motto Mortgage brand and mortgage loan processing software and services under the wemlo brand. Marketing Funds represents our marketing campaigns designed to build and maintain brand awareness for both of our franchise brands and the costs of agent marketing technology such as kvCORE. Other Revenue contains all other operations which are quantitatively insignificant.

The majority of our revenue is recurring in nature and driven by the number of agents in the RE/MAX network and the number of open offices in the Motto network. Our recurring revenue streams include continuing franchise fees, which are fixed contractual fees paid monthly by RE/MAX and Motto franchisees, and annual dues, which are paid annually by RE/MAX agents. For the years ended December 31, 2022, 2021 and 2020, these recurring revenue streams accounted for 64.3%, 62.3% and 62.1% of our revenue excluding the Marketing Funds, respectively. Broker fees are a variable revenue stream and represents a percentage, generally 1%, of the real estate commissions paid by customers when a RE/MAX agent buys or sells a home. For the years ended December 31, 2022, 2021 and 2020, Broker fees accounted for 23.9%, 26.5% and 24.8% of our revenue excluding the Marketing Funds, respectively.

The remainder of our revenue is derived from franchise sales and renewals, preferred marketing arrangements, event-based revenue and mortgage loan processing revenue. We evaluate the operating results of our segments based on revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). See Note 16, Segment Information, included in “Part II, Item 8.—Financial Statements and Supplementary Data” for further disclosures about segments and descriptions of Adjusted EBITDA.

Real Estate

The amount of revenue recognized varies significantly depending on whether RE/MAX affiliates are located in Company-Owned Regions in the U.S. and Canada, Independent Regions in the U.S. and Canada, or Global Regions outside of the U.S. and Canada, with the greatest amounts in Company-Owned Regions.

Revenue per Agent in Owned versus Independent RE/MAX Regions. We receive a higher amount of revenue per agent in our Company-Owned Regions than in our Independent Regions in the U.S. and Canada, and more in Independent Regions in the U.S. and Canada than in Global Regions. We receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-Owned Regions, whereas we receive only a portion of these fees in Independent Regions. We generally receive 15% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each particular Independent Region established by the terms of the applicable regional franchise agreement. We base our continuing franchise fees, annual dues and broker fees outside the U.S. and Canada on the same structure as our Independent Regions, except that the aggregate level of such fees is substantially lower in these markets. For the year ended December 31, 2022, the average annual revenue per agent (excluding the Marketing Funds fees) was as follows:

(1)	In Company-Owned Regions we receive approximately $850 less per agent in Canada than we do for agents in the U.S. primarily due to different Broker Fees structures and as a result of foreign exchange differences between the U.S. dollar and the Canadian dollar.
(2)	Annual dues are currently a flat fee of US$410/CA$410 per agent annually for our U.S. and Canadian agents. The average per agent for the year ended December 31, 2022 in both Independent Regions and Company-Owned Regions reflects the impact of foreign currency movements related to revenue received from Canadian agents. The ratio of U.S. agents to Canadian agents in Independent Regions has increased as a result of the INTEGRA Independent Region acquisition.

Mortgage

Our revenue is derived in the U.S. from fixed monthly fees, franchise sales and renewals, and mortgage loan processing. We charge our Motto franchises a fixed monthly fee of $4,500, which is included in continuing franchise fees. This monthly fee is initially discounted and ramps up to the full fixed monthly fee of $4,500 at set intervals over a 12-month period. The following table summarizes this tiered schedule and the amount that is charged to our Motto franchisees in each tier. As of December 31, 2022, we had approximately 81% of our billed offices in Tier 4.

Tier	Time Period	Fixed Fee Per Month
Tier 1	Months 1 – 6	$0
Tier 2	Months 7 – 9	$2,500
Tier 3	Months 10 – 12	$3,500
Tier 4	Months 13 - remaining term	$4,500

We believe the growth and success of our mortgage segment is dependent on providing real estate entrepreneurs with opportunities for revenue and earnings diversification – a strategy we believe is increasingly important in the face of shifting housing market conditions. As we continue to invest in additional sales and marketing resources, we seek new areas to diversify, such as outside of the RE/MAX network. The following tables summarize our key operating metrics for our mortgage segment, including franchise composition by customer type, number of open offices and average fee revenue per office. For our wemlo mortgage loan processing revenue, we charge a fixed processing fee of $725 for each loan closed through a Motto franchise and an average fixed processing fee of $995 for each loan closed through external customers.

Motto Franchise Sales Composition

Lifetime-to-date as of December 31, 2022	For the Year-ended December 31, 2022

(1)	The Other Real Estate category includes other national franchisees, local brokerages, and teams from other brands.

Motto Open Offices and Average Fee Revenue Per Office

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

Value Creation and Growth Strategy

As a franchisor, we generate favorable margins and healthy amounts of cash flow, which facilitate our value creation and growth strategy. As a leading franchisor in the residential real estate and mortgage industries in the U.S., Canada and globally, we create shareholder value by:

a)	growing organically primarily by growing and monetizing our RE/MAX network of over 9,000 offices and over 140,000 agents and our Motto network of over 225 open offices;
b)	catalyzing growth by reacquiring regional RE/MAX franchise rights and acquiring other businesses complementary to our RE/MAX and Motto franchises; and
c)	returning capital to shareholders.

Organic Growth. We believe we have multiple opportunities to grow organically, including:

a)	RE/MAX agent count growth, particularly in Company-Owned Regions in the U.S. and Canada;
b)	Expansion of our mortgage segment including both Motto open offices and wemlo loan processing services;
c)	pricing; and
d)	increases in agent productivity and higher home prices.

RE/MAX Agent Count Growth. After declining during the Global Financial Crisis, we returned to a period of net global agent growth in 2012, and our total year-over-year growth in agent count has continued through 2022. During this time, our growth rates have varied by geography. Within U.S. Company-Owned regions where we make the most revenue per agent, our annual agent count has slightly but steadily declined since 2017, excluding independent region acquisitions. Conversely, we have experienced steady agent growth in Canada, where we earn approximately 70% of the per-agent revenue in Company-Owned regions as we do in Company-Owned regions in the U.S. We also have grown steadily in regions outside the U.S. and Canada where our per-agent revenue is much less than it is in the U.S. or Canada. See the related chart entitled RE/MAX Agent Count Year-Over-Year Growth Rate by Geography.

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

Pricing. Given the low fixed costs of our franchise model, modest increases in aggregate fees per agent should positively affect our profitability. We may occasionally increase our aggregate fees per agent in our Company-Owned Regions as we enhance the value we offer to our network. We are judicious with respect to the timing and amount of increases in aggregate fees per agent and our strategic focus remains on growing agent count through franchise sales, recruiting programs and retention initiatives. We have had one price increase for the previous five years which was 3.8% effective in 2021 for Company-Owned Regions in the U.S. In August 2022, RE/MAX launched a pilot program designed to attract and grow teams of real estate agents, which has a pricing component that has a capped Broker Fee per team member, reducing the revenue we receive per agent had that agent not been in the program. Our average revenue per agent in Company-Owned Regions in the U.S. and Canada was approximately $2,750, $2,900 and $2,650 in the three years ended December 31, 2022, 2021 and 2020, respectively.

Organic Growth from Global Regions. We have a growing global presence with our agent count outside the U.S. and Canada growing over 6% in 2022 and 12% over the past two years combined and now surpasses 60,000 agents. Over the last two decades, the size of the RE/MAX network outside of the U.S. and Canada has grown to represent over a third of total RE/MAX agent count. However, we earn substantially more of our revenue in the U.S. and Canada than in other countries as a result of the higher average revenue per agent. In Global Regions we provide less value from a marketing, technology and education perspective to our franchisees; however, we believe that enhancing our value proposition profitably internationally is a long-term growth opportunity.

RE/MAX Agents by Geography As of Year-end 2022	Real Estate Revenue by Geography (a) Percent of 2022 Revenue

(a)	Excludes revenues from the Marketing Funds, Mortgage and Other.

RE/MAX and Motto Franchise Sales. We intend to continue adding franchises in new and existing markets, and as a result, increase our global market share and brand awareness. Each incremental franchise leverages our existing infrastructure, allowing us to drive additional revenue at little incremental cost. We are committed to reinvesting in the business to enhance our value proposition through a range of new and existing programs.

Growth Catalysts through Acquisitions. We intend to continue to pursue acquisitions of regional RE/MAX franchise rights in a number of Independent Regions in the U.S. and Canada, as well as other acquisitions in related areas that build on or support our core competencies in franchising and real estate, that are complementary to our RE/MAX and Motto businesses.

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

Flow through Independent Regions

Other Acquisitions. We may pursue other acquisitions, either of other brands, or of other businesses related to our core competencies of real estate, mortgage and franchising that we believe can help enhance the value proposition that we provide to our affiliates and can diversify and enhance our revenue and growth opportunities. Our acquisition of wemlo highlights our focus on investing in the value proposition for our franchisees by providing them with enhanced offerings. Our acquisition of wemlo was completed to provide quality, dependable and secure mortgage loan processing services. wemlo’s loan processing services combined with its all-in-one digital loan processing platform has been developed to suit the needs of professionals in the mortgage brokerage channel.

Return of Capital to Shareholders. We are committed to returning capital to shareholders, either through the payment of dividends or through the repurchase of shares of our Class A common stock, as part of our value creation strategy. We have paid quarterly dividends since the completion of our first full fiscal quarter as a publicly traded company. On February 15, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock payable on March 22, 2023, to stockholders of record at the close of business on March 8, 2023.

Quarterly Dividends

On January 11, 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. During the twelve months ended December 31, 2022, we have repurchased a total of $34.1 million, leaving $65.9 million remaining of the approved stock repurchase program. Our disciplined capital allocation approach allows us to return capital to shareholders while investing to drive future organic growth and catalyzing growth through acquisitions.

Competition

RE/MAX. The residential real estate brokerage business is fragmented and highly competitive. We compete against many different types of competitors - traditional real estate brokerages; non-traditional real estate brokerages, including some that offer deeply discounted commissions to consumers, and other models, including iBuyers. We compete in different ways for franchisees, for agents, and for consumers.

The majority of brokerages are independent, with the best-known being regional players. At the individual office level, oftentimes our most formidable competition is that of a local, independent brokerage. Brokerages affiliated with franchises tend to be larger, on average, than independents and are part of a national network. Our largest national competitors in the U.S. and Canada include the brands operated by Anywhere Real Estate Inc. (formerly Realogy Holdings Corporation) and its brands Century 21, Coldwell Banker, ERA, Sotheby’s, Corcoran and Better Homes and Gardens. Berkshire Hathaway Home Services, Keller Williams Realty, Inc., Royal LePage and eXp Realty. Our franchisees also compete to attract and retain agents against real estate franchisors which offer 100% commissions and low fees to agents. These competitors include HomeSmart and Realty ONE Group.

Our franchisees also compete for agents with national brokerage companies like Compass (a national bricks-and-mortar brokerage emphasizing a focus on technology), and the virtual brokerage (no brokerage offices) platform of eXp Realty and Real Brokerage. We also compete against non-traditional real estate brokerages in the U.S. and Canada, such as Redfin. Redfin offers deeply discounted commissions to consumers.

Another emerging category of competition is made up of mortgage companies that have established inhouse brokerages with their own agents, including Rocket Mortgage and Better Mortgage.

Our efforts to target consumers and connect them with a RE/MAX agent via our websites also face competition from major real estate portals, such as Zillow and Realtor.com.

We also compete for home sales against iBuyers, which offer to buy homes directly from homeowners, often at below-market rates, in exchange for speed and convenience, and then resell them shortly thereafter at market prices. Our largest national competitors in the U.S. in this category include Opendoor and Offerpad. Certain competitors (including Anywhere, Zillow and Redfin) have moved away from their iBuyer programs.

Likewise, the support services we provide to RE/MAX franchisees and agents also face competition from various providers of educational, back-office management, marketing, social integration and lead generation services. We believe that competition in the real estate brokerage franchise business is based principally upon the reputational strength of the brand, the quality of the services offered to franchisees and then to agents, and the amount of franchise-related fees to be paid by franchisees and agents.

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

Motto. Motto does not originate loans. It is a network of mortgage brokers who shop among wholesale lender companies to tailor loan products for the homebuyer or homeowner. The mortgage brokerage business in which Motto franchisees participate is highly competitive and competition for talented loan originators and loan processors is often fierce. There are no other national mortgage brokerage franchises in the United States. However, in 2022, a new mortgage brokerage franchise brand began operations. The mortgage origination business is characterized by a variety of business models. While real estate brokerage owners are our core market for the purchase of Motto franchises, such owners may form independent, non-franchised mortgage brokerages or correspondent lenders. They may enter into joint ventures with lenders for mortgage originations, and they may elect not to enter the mortgage origination business themselves, but instead earn revenue from providing marketing and other services to mortgage lenders.

Intellectual Property

We regard our RE/MAX trademark, balloon logo and property sign design trademarks as having significant value and as being important factors in the marketing of our brand. We protect the RE/MAX and Motto brands through a combination of trademarks and copyrights. We have registered “RE/MAX” as a trademark in the U.S., Canada, and over 150 other countries and territories, and have registered various versions of the RE/MAX balloon logo and real estate yard sign design in numerous countries and territories as well. We have registered "Motto" and "Motto Mortgage" as trademarks in the U.S. and registered "Motto" as a trademark in other countries as well. We also are the registered holder of a variety of domain names that include “remax,” “motto,” and similar variations, including addresses that we offer to our Global Regions to use as their primary internet address.

Corporate Structure and Ownership

Holdings is a holding company incorporated in Delaware and its only business is to act as the sole manager of RMCO, LLC (“RMCO”). In that capacity, Holdings operates and controls all of the business and affairs of RMCO. RMCO is a holding company that is the direct or indirect parent of all of our operating businesses, including RE/MAX, LLC and Motto Franchising, LLC. As of December 31, 2022, Holdings owns 58.7% of the common units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.3% of common units in RMCO. RIHI, Inc. is majority owned and controlled by David Liniger, our Chairman and Co-Founder, and by Gail Liniger, our Vice Chair and Co-Founder.

The diagram below depicts our organizational structure:

The holders of Holdings Class A common stock collectively own 100% of the economic interests in Holdings, while RIHI owns 100% of the outstanding shares of Holdings Class B common stock.

Pursuant to the terms of the Company’s Certificate of Incorporation, RIHI, as holder of all of Holdings’ Class B common stock is entitled to a number of votes on matters presented to Holdings’ stockholders equal to the number of RMCO common units that RIHI holds. Through its ownership of the Class B common stock, RIHI holds 41.3% of the voting power of the Company’s stock as of December 31, 2022. Mr. Liniger also owns Class A common stock with an additional 1.2% of the voting power of the Company’s stock as of December 31, 2022.

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

In connection with the initial sale of RMCO common units in October 2013, Holdings entered into Tax Receivable Agreements (“TRAs”) which require that Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. We believe 85% is common for tax receivable agreements. The TRA holders as of December 31, 2022 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. Similar to the deferred tax assets, the TRA liabilities would increase if Holdings acquires additional common units of RMCO from RIHI. The deferred tax assets and related TRA liabilities are valued, in part, based on the enacted U.S. and state corporate tax rates.

Human Capital Management

Our 594 full-time employees are spread throughout the U.S. and Canada, with a majority near our headquarters in Denver, Colorado. As a franchisor, we refer to ourselves as “a business that builds businesses,” and our franchisees are all independently operated. Their employees and independent contractor agents are therefore not included in our employee count. None of our employees are represented by a union. The following table summarizes our employee makeup by function as of December 31 of each year:

	2022	2021	% change
Employee function
Technology	30%	35%	(5)%
Sales and franchise development	28%	28%	—%
Marketing, education and events	16%	15%	1%
Shared services	26%	22%	4%
Total	100%	100%

The agreement with InsideRE to provide the kvCORE technology platform to RE/MAX affiliates replaced certain functionality previously provided by the internally developed booj platform. In connection with this shift in strategy, we reduced our overall workforce by approximately 120 employees, or 17% of our total headcount when these changes were announced at the beginning of the third quarter of 2022. This workforce reduction was largely complete by December 31, 2022, and will be final by March 31, 2023.

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

We conduct regular confidential surveys of our employees to determine employee satisfaction and to identify areas of employee engagement that require management attention. A fundamental question that senior leadership weighs heavily is “I would recommend this company as a great place to work”. Approximately 76% of respondents answered favorably in the most recent employee survey from the third quarter of 2022.

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

Diversity and inclusion. As a franchisor, human capital development and opportunity are foundational elements of our business model. Diversity and inclusion permeate our networks as we offer motivated entrepreneurs from diverse backgrounds in over 110 countries and territories the opportunity to be successful small business owners in real estate. Moreover, we have been a leader in expanding opportunities for women within real estate since our founding almost 50 years ago. In our early days, one of the keys to our initial success was an intentional decision to target women to join our RE/MAX network as real estate agents, which helped create professional opportunities for women in a traditionally male-dominated industry at the time. Through the years, we have made leadership opportunities for women a priority within our organization. For example, in the history of the Company, two of our six CEOs have been women, and today, two of our six executive officers and seven of our 11 board members are female. Globally, approximately 48% of our RE/MAX franchises have at least one female owner and 52% of RE/MAX agents are women, as of December 31, 2022. We have an ongoing commitment to diversity and inclusion and continue to expand our efforts around this important topic. This commitment is reflected in our Board of Directors. To ensure our affiliates as well as our employees are informed, educated and engaged, we infuse education on diversity and inclusion at key Company events and routinely promote educational resources. RE/MAX has partnered with multiple industry advocacy groups that promote diversity and equality in homeownership. These partnerships include providing financial support in their efforts, participating in panel discussions at their events, attending national and chapter educational sessions, and much more.

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

Real Estate and Mortgage Regulation. The Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws and mortgage regulations restrict payments which real estate brokers, mortgage brokers, and other service providers in the real estate industry may receive or pay in connection with the sales of residences and the referral of settlement services, such as real estate brokerage, mortgages, homeowners’ insurance and title insurance. Such laws affect the terms that we may offer in our franchise agreements with Motto franchisees and may to some extent restrict preferred vendor programs, both for Motto and RE/MAX. Federal, state and local laws, regulations and ordinances related to the origination of mortgages, may affect other aspects of the Motto business, including the extent to which we can obtain data on Motto franchisees’ compliance with their franchise agreements. These laws and regulations include (i) the Federal Truth in Lending Act of 1969 (“TILA”), and Regulation Z (“Reg Z”) thereunder; (ii) the Federal Equal Credit Opportunity Act ("ECOA'') and Regulation B thereunder; (iii) the Federal Fair Credit Reporting Act and Regulation V thereunder; (iv) RESPA, and Regulation X thereunder; (v) the Fair Housing Act; (vi) the Home Mortgage Disclosure Act; (vii) the Gramm-Leach-Bliley Act and its implementing regulations; (viii) the Consumer Financial Protection Act and its implementing regulations; (ix) the Fair and Accurate Credit Transactions Act-FACT ACT and its implementing regulations; and (x) the Do Not Call/Do Not Fax Act and other state and federal laws pertaining to the solicitation of consumers.

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

We intend to pursue a number of strategies to grow our revenue and earnings and to deploy the cash generated by our business. We constantly strive to increase the value proposition for our franchisees, agents, and loan originators. If we do not reinvest in our business in ways that make our networks attractive to franchisees, agents and loan originators, we may become less competitive. Additionally, we explore opportunities to acquire other businesses, including RE/MAX Independent Regions, or other businesses that are complementary to our core businesses. If we fail to develop, execute, or focus on our business strategy, fail to make good business decisions, fail to enforce a disciplined management process to ensure that our investment of resources aligns with our strategic plan and our core management and franchising competencies, or fail to properly focus and allocate resources or management attention on strategic areas, any of these could negatively impact the overall value of the Company.

Failing to develop and maintain a positive relationship with our franchisees, agents and loan originators could compromise our ability to maintain or expand the RE/MAX and Motto networks.

Although we believe our relationship with our franchisees and their agents and loan originators is strong, the nature of such relationships can give rise to conflict. For example, franchisees, agents or loan originators may become dissatisfied with the fees and dues owed to us, particularly in a period of economic downturn and uncertainty in the event that we increase fees and dues. They may disagree with certain network-wide policies and procedures, including policies dictating brand standards or affecting their marketing efforts. They may also be disappointed with other aspects of our value proposition including, our marketing campaigns, technology offerings, or educational content. If we experience any conflicts with our franchisees on a large scale, our franchisees may decide not to renew their franchise agreements upon expiration or seek to disaffiliate with us, which could result in litigation. These events may, in turn, materially and adversely affect our business and operating results.

An organized franchisee association could also pose risks to our ability to set the terms of our franchise agreements and our pricing.

Our financial results are affected directly by the operating results of franchisees and their agents and loan originators who operate independently from our control. Our financial results and the financial results of our franchisees are affected by the ability of our franchisees to attract and retain agents and loan originators, which can be impacted by the overall macro-economic environment.

Our financial results depend upon the operational and financial success of our franchisees and, for RE/MAX, their agents and for Motto Mortgage, their loan originators. Our franchise systems provide substantial autonomy to these independent franchisees, more so than is common in other franchised industries such as hospitality. Given this autonomy, we have virtually no control over the day-to-day operations of our franchisees and no control over the fees they charge.

Our financial results depend heavily upon the number of RE/MAX agents and Motto offices in our networks, and the success of our franchisees depends largely on the ability of franchisees to attract and retain high quality agents and loan originators. Our independent franchise operators may choose not to adopt initiatives and products designed to help them, and therefore may be less successful. Most of our revenue is derived from recurring fees paid by our franchisees or regional franchise owners based on the number of affiliated agents or offices, dues paid by RE/MAX agents, and recurring franchise fees based on the number of open Motto offices. If our franchisees are not able to attract and retain agents and loan originators (or successfully manage teams of agents within their brokerages), none of which is within our direct control, our revenue may decline.

If our franchisees’ financial results worsen due to an inability to attract and retain agents and loan originators, a deterioration in the real estate or mortgage industries, or other factors, our revenue may decline if franchisees are unable to pay the fees owed to us. We terminate franchisees for non-payment, non-reporting and other non-compliance with their franchise agreements. We may terminate franchisees more frequently in the future which may, in turn, materially and adversely affect our business and operating results.

Our RE/MAX franchisees self-report their agent counts and agent commissions which drive the fees due to us, and we have limited tools to verify these reports. This could impact our ability to collect revenue owed to us by our Independent Regions, franchisees, and agents, and could affect our ability to forecast our performance accurately.

Under our RE/MAX franchise agreements, franchisees, including Independent Regions, self-report (a) the number of agents and (b) gross commissions and other statistics from home sale transactions. This data is used to determine our billings for continuing franchise fees, annual dues and broker fees. We have limited methods of validating the data and must rely on reports submitted and our internal protocols for verifying the data. If franchisees were to underreport or erroneously report such data, even unintentionally, we may not receive all the revenues due to us. In addition, to the extent that we were underpaid, we may not have a definitive method for determining such underpayment. If a material number of our franchisees were to underreport or erroneously report their agent counts, agent commissions, or fees due to us, it could have a material adverse effect on our financial performance and results of operations. Further, RE/MAX agent count is a key performance indicator (KPI), and incomplete information, or information that is not reported in a timely manner could impair our ability to evaluate and forecast key business drivers and financial performance.

We rely on traffic to our websites, including our flagship websites, remax.com, remax.ca, and mottomortgage.com, directed from search engines. If our websites fail to rank prominently in unpaid search results, traffic to our websites could decline and our business could be adversely affected. Any disruption to our websites or lead generation tools could harm our business.

Our success depends in part on our ability to attract home buyers and sellers to our websites, including our flagship websites, remax.com, remax.ca, and mottomortgage.com through unpaid Internet search results on search engines. The number of users we attract from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, such as changes in ranking algorithms which are not under our control and may change frequently. In addition, our websites face competition for audience from real estate portal websites such as Zillow, Redfin, Trulia and Realtor.com. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites could adversely impact our business and results of operations.

We are vulnerable to certain additional risks and uncertainties associated with websites, which include our lead referral system, remax.com, remax.ca, global.remax.com, theremaxcollection.com, remaxcommercial.com and mottomortgage.com. These risks include changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. We may experience service disruptions, outages, and other performance problems due to a variety of factors, including reliance on our third-party hosted services, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service, fraud or other attacks. Our failure to address these risks and uncertainties successfully could reduce our Internet presence, generate fewer leads for RE/MAX agents and damage our brand.

We rely on third parties for certain important aspects of our business, including technology that is critical to our value proposition and to our internal operations. Any failures by these third-party vendors could disrupt our business operations.

We have outsourced certain key aspects of our business to external parties, including providing RE/MAX agent and office technology products, supporting our flagship external websites as well as the Motto loan origination system, all of which are key aspects of our value proposition. In the future, we expect that we will provide the Motto loan origination system using internal resources which will have additional security, compliance and technology risks that we will need to manage. We also rely on third parties for technology that is critical to financial reporting, our franchise and membership tracking and billing, tools to support RE/MAX consumer facing websites, agents and office technology, the Motto loan origination system, and information security. We may enter into other key outsourcing relationships in the future. If one or more of these external parties were not able to perform their functions for a period of time, perform them at an acceptable service level, or handle increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. Our ability to monitor the activities or performance of vendors may be constrained, which makes it difficult for us to assess and manage the risks associated with these relationships.

Our franchisees and their agents or loan originators could take actions that could harm our reputation and our business.

Our franchisees are independent businesses and as such, the agents and loan originators who work within these brokerages are not our employees and we do not exercise control over their day-to-day operations. Franchisees may not operate their real estate and mortgage brokerage businesses consistent with industry standards or may not attract and retain qualified agents and loan originators. If franchisees, agents, or loan originators were to provide diminished quality of service to customers, engage in fraud, misconduct, negligence or otherwise violate the law or applicable codes of ethics, our image and reputation may suffer materially and we may become subject to liability claims based upon such actions. Any such incidents could adversely affect our results of operations.

Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies or the ordinary course of our business or our franchisees’ businesses. Other incidents may arise from events that are or may be beyond our control and may damage our brand, such as actions taken (or not taken) by one or more franchisees or their agents and loan originators relating to health, safety, cybersecurity, welfare or other matters, litigation and claims, failure to maintain high ethical and social standards for all of our operations and activities, failure to comply with local laws and regulations, and illegal activity targeted at us or others. Our brands’ value could diminish significantly if any such incidents or other matters erode consumer confidence in us, which may result in a decrease in our total agent and loan office count and, ultimately, lower revenues, which in turn would materially and adversely affect our business and results of operations.

The failure of Independent Region owners to successfully develop or expand within their respective regions could adversely impact our revenue and earnings growth opportunities.

We sold regional master franchises in the U.S. and Canada and have sold and continue to sell regional master franchises in our global locations outside of Canada. While we are pursuing a strategy to reacquire select regional franchise rights in the U.S. and Canada, we still rely on independent regional master franchises in Independent Regions. We continue to depend on Independent Regions in the U.S., Canada and globally, which have the exclusive right to grant franchises within a particular region, to successfully develop or expand within their respective regions and to monitor franchisees’ use of our brand. The failure of any of these Independent Region owners to do these things, or the termination of an agreement with a regional master franchisee could delay the development of a particular franchised area, interrupt the operation of our brand in a particular market or markets while we seek alternative methods to develop our franchises in the area, and weaken our brand image. Such an event could result in lower revenue growth opportunities for us, which would adversely impact our growth prospects.

We may be unable to reacquire the regional franchise rights of RE/MAX Independent Regions in the U.S. and Canada or successfully integrate the regions or other businesses once acquired.

We continue to pursue a growth strategy of reacquiring select RE/MAX independent regional franchises to support our growth. The acquisition of a regional franchise enables us to focus on a consistent delivery of the RE/MAX value proposition, increases our revenue, and provides an opportunity for us to enhance profitability. This growth strategy depends on our ability to find regional franchisees willing to sell the franchise rights in their regions, as well as our ability to finance, complete and integrate these transactions. The number of remaining Independent Regions is limited so we may have difficulty finding suitable regional franchise acquisition opportunities at an acceptable price. Additionally, we continue to pursue a growth strategy of acquiring businesses that complement our existing businesses and enhance our value proposition. It is possible we may not achieve the expected returns on a given acquisition; and we may not be able to deliver expected cost and growth synergies.

Integrating acquired businesses involves complex operational and personnel-related challenges and we may encounter unforeseen difficulties and higher than expected integration costs. Delays or difficulties encountered in connection with the integration of any acquired business could lead to prolonged diversion of management’s attention away from other important business activities.

Acquisitions may present other challenges and difficulties, including:

●	the possible departure of a significant number of key employees;
●	the possible defection of franchisees and agents to other brands or independent real estate companies;
●	limits on growth due to exclusive territories granted to current franchisees by former region owners;
●	the failure to maintain important business relationships and contracts of the acquired business;
●	for any technology acquisitions, our ability to implement appropriate cybersecurity controls while concurrently enhancing their platforms;
●	legal or regulatory challenges or litigation post-acquisition, which could result in significant costs;
●	potential unknown liabilities associated with acquired businesses.

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

Such litigation and other proceedings may include, but are not limited to, the currently pending antitrust litigations as disclosed in Note 14, Commitments and Contingencies, securities litigation including class actions and shareholder derivative litigation, complaints from or litigation by franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements, actions relating to intellectual property, commercial arrangements and franchising arrangements. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business and operating results.

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

Litigation against a franchisee or its affiliated agents or loan originators by third parties, whether in the ordinary course of business or otherwise, may also include claims against us for liability by virtue of the franchise relationship. Franchisees may fail to obtain insurance naming the Company as an additional insured on such claims. In addition to increasing franchisees’ costs and limiting the funds available to pay us fees and dues and reducing the execution of new franchise arrangements, claims against us (including vicarious liability claims) divert our management resources and could cause adverse publicity, which may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable.

In addition to claims over individual or isolated franchisee actions, third parties could attempt to hold us responsible for actions of our franchisees and their agents or loan originators in the aggregate. Our franchised business model is unlike a traditional, integrated corporation where company-owned outlets provide goods or services to consumers and the corporation has direct responsibility for operations at those outlets. Our franchised business model is also unlike many franchisors in other industries—such as the restaurant and hospitality industries—where franchisors may dictate many operational details of the franchisees’ businesses and the delivery of goods and services to consumers and thereby have some of the liability for those or other aspects of the franchisees’ operations. Because we franchise in professional service fields where licensure is required—real estate and mortgage brokerage—we do not dictate or control the day-to-day operations, or the advice provided by our franchisees or their affiliated agents or loan originators. Nonetheless, third parties may try to hold us liable for actions of our franchisees and their agents or loan originators, even when we have no involvement with those actions and they are beyond our control and, we believe, should not result in liability to us. As a franchisor, unlike an integrated corporation, we obtain in fees only a small portion of the revenue of our franchisees, and as a result our capital is limited in comparison with the size of our entire franchise networks. Therefore, if third parties were successful in asserting liability for practices of our franchise network in its entirety, and in holding us vicariously responsible for that liability, the resulting damages could exceed our available capital, could materially affect our earnings, or even render us insolvent.

Our mortgage segment businesses operate in a heavily regulated and competitive industry. As younger businesses, they may carry a higher risk of failure.

We sell residential mortgage brokerage franchises in the U.S. under the Motto Mortgage brand and trademarks. Our strategy hinges on our ability to recruit franchisees and help them recruit loan originators, to develop and maintain strong competencies within the mortgage brokerage market, on favorable conditions in the related regulatory environment and on our success in developing a strong, respected brand. We may fail to understand, interpret, implement and/or train franchisees adequately concerning compliance requirements related to the mortgage brokerage industry or the relationship between us and our franchisees, any of which failures could subject us or our franchisees to adverse actions from regulators. Our mortgage segment businesses may also have regulatory obligations; we may fail to comply with those obligations, and that failure could also subject us to adverse actions from regulators. In addition, residential mortgage brokerage is a highly competitive industry and Motto will suffer if we are unable to attract franchisees.

Our business depends on strong brands, and any failure to maintain, protect, and enhance our brands would hurt our ability to grow our business, particularly in new markets where we have limited brand recognition. Infringement, misappropriation or dilution of our intellectual property could harm our business.

RE/MAX is a strong brand that we believe has contributed significantly to the success of our business, and the Motto brand continues to gain recognition. Maintaining, protecting and enhancing the RE/MAX brand, as well as our younger brands such as Motto and wemlo, is critical to growing our business. If we do not successfully build and maintain strong brands, our business could be materially harmed.

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

Inasmuch as our business depends in part on strong brands, our business may be subject to risks related to events and circumstances that have a negative impact on our brands. If we are exposed to adverse publicity or events that damage our brands’ images, our business may suffer materially.

We regard our RE/MAX trademark, balloon logo and yard sign design trademarks and our Motto trademarks as valuable assets and important factors in the marketing of our brands. We believe that these and other intellectual property are valuable assets that are critical to our success. Not all the trademarks or service marks that we currently use have been registered in all the countries in which we do business, and they may never be registered in all those countries. There can be no assurance that we will be able to adequately maintain, enforce, and protect our trademarks or other intellectual property rights.

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

In addition, franchisee noncompliance with the terms and conditions of our franchise agreements and our brand standards may reduce the overall goodwill of our brands, whether through diminished consumer perception of our brands, dilution of our intellectual property, noncompliance with applicable laws, or through the participation in improper or objectionable business practices.

Our global RE/MAX operations, including those in Canada, are subject to risks not generally experienced by our U.S. operations.

The risks involved in our global operations and relationships could result in losses against which we are not insured and therefore affect our profitability. These risks include:

●	fluctuations in foreign currency exchange rates, primarily related to changes in the Canadian dollar and Euro to U.S. dollar exchange rates;
●	exposure to local economic conditions and local laws and regulations, including those relating to the agents of our franchisees;
●	economic and/or credit conditions abroad;
●	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.;
●	restrictions on the withdrawal of foreign investments and earnings;
●	government policies against businesses owned by foreigners;
●	diminished ability to legally enforce our contractual rights in foreign countries;
●	withholding and other taxes on remittances and other payments by subsidiaries; and
●	changes in tax laws regarding taxation of foreign profits.

We may not successfully manage the transition associated with the resignation of our previous Chief Executive Officer and the appointment of a new Chief Executive Officer, which could have an adverse impact on us.

Our current Chief Executive Officer, Stephen Joyce, is serving on an interim basis following the departure of our former CEO on March 31, 2022. Our Board of Directors has initiated a search process to identify a permanent Chief Executive Officer replacement. Although our Board of Directors is confident in the interim leadership of Mr. Joyce due to his proven success leading global franchise operations, leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent Chief Executive Officer may cause disruption within the Company. In addition, if we are unable to attract and retain a qualified candidate to become the permanent Chief Executive Officer in a timely manner, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted. This may also impact our ability to retain and hire other key members of management.

Our business relies heavily on technology. Technology platforms may be less effective than anticipated in attracting or retaining agents, loan originators, and franchisees.

Technology platforms may not perform as desired and we may not achieve the benefits anticipated or required from any new technology or system. If technology platforms do not satisfy the needs of agents, loan originators, and franchisees, or have poorer than expected adoption rates, such platforms may not be effective in attracting and retaining agents, loan originators, or franchisees.

Risks Related to Our Industry

The real estate market may be negatively impacted by industry changes as the result of certain class action lawsuits.

As disclosed in Note 14, Commitments and Contingencies, we are a defendant in class action complaints referred to as the “Moehrl-related antitrust litigations” which allege violations of federal antitrust law. The Department of Justice (“DOJ”) had agreed to settle a suit with the National Association of Realtors (“NAR”) in which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents, but the DOJ subsequently withdrew from the proposed settlement. The indirect and direct effects, if any, of this action upon the real estate industry are not yet clear. Moreover, the Moehrl-related antitrust litigations seek additional changes in real estate industry practices beyond those in the withdrawn settlement between NAR and the DOJ. Further, these lawsuits have prompted discussion of regulatory changes to rules established by local or state real estate boards or multiple listing services. The resolution of the Moehrl-related antitrust litigations and/or other regulatory changes may require changes to our or our brokers’ business models, including changes in agent and broker compensation. This could reduce the fees we receive from our franchisees, which, in turn, could adversely affect our financial condition and results of operations.

Our results are tied to the residential real estate and mortgage markets, and we have been and likely will continue to be negatively impacted by downturns in these markets.

The residential real estate and mortgage markets tend to be cyclical and typically are affected by changes in general economic conditions which are beyond our control. These conditions include fluctuations in interest rates and by extension, mortgage rates, inflation, wage and job growth, unemployment, home affordability, down payment requirements, inventory, consumer confidence, demographic changes, local or regional economic conditions, and the general condition of the U.S., Canadian, and global economies. The residential real estate and mortgage markets were negatively impacted by rising interest rates in 2022, which led to mortgage rates that more than doubled. Increased mortgage rates strained affordability, which resulted in a reduction in existing home sales that began in the second quarter of 2022 and continued throughout the second half of the year. The Federal Reserve Board has indicated that it intends to continue to increase interest rates in 2023 which is likely to continue to adversely impact existing home sales. While the majority of our revenues are derived from continuing franchise fees and annual dues, rather than being directly tied to residential real estate transaction volumes, we anticipate these declines in the residential real estate and mortgage markets will have a negative effect on our financial condition and results of operations, and such effect may be material.

The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic and regulatory environment. Lack of available credit or lack of confidence in the financial sector could impact the residential real estate market.

The residential real estate market could also be negatively impacted by acts of nature. Climate change may negatively affect the residential real estate market. Changes in local, state and federal laws or regulations that affect residential real estate transactions or encourage ownership, and potential future tax law changes could negatively impact the residential real estate market. Any of these aforementioned events – whether they be changes in general economic conditions or the regulatory environment or acts of nature – may lead us to grant fee concessions.

Competition in the residential real estate franchising business is intense, and we may be unable to grow our business organically, including increasing our agent count, expanding our network of franchises and their agents, and increasing franchise and agent fees, which could adversely affect our brand, our financial performance, and results of operations.

We generally face strong competition in the residential real estate services business from other franchisors and brokerages (i.e., national, regional, independent, boutique, discount, and web-based brokerages). We also face competition from web-based companies focused on real estate that have made substantial investments in innovative technology aimed at disrupting the real estate market and making more aspects of the real estate industry digital.

Upon the expiration of a franchise agreement, a franchisee may choose to renew their franchise with us, operate as an independent broker or to franchise with one of our competitors. Competing franchisors may offer franchisees fees that are lower than those we charge, or that they perceive as more attractive. Further, some of our largest competitors may have greater financial resources and larger budgets than we do to enhance their value proposition to agents, franchisees and consumers. To remain competitive in the sale of franchises and to retain our existing franchisees at the time of renewal of their franchise agreements, we may have to reduce the cost of renewals and/or the recurring monthly fees we charge our franchisees. We may have to offer incentives to encourage franchisees to recruit new agents and successfully manage teams of agents. In addition, even with these measures, franchisees may choose not to renew their franchise, or may not recruit new agents.

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

A significant increase in consumer use of technology that eliminates or minimizes the role of the real estate agent or mortgage loan originator could have a material adverse effect on our business, prospects, and results of operations. These options include direct-buyer companies (also called iBuyers) that purchase homes directly from sellers at below-market rates in exchange for speed and convenience, and then resell them shortly thereafter at market prices, and discounters who reduce the role of the agent or loan originator in order to offer sellers a low commission or a flat fee while giving rebates to buyers. How consumers want to buy or sell houses and finance their purchase will determine if these models reduce or replace the long-standing preference for full-service agents and loan originators.

Our operating results are subject to fluctuations due to existing home sales, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.

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

RIHI, a company controlled by David Liniger, our current Chairman and Co-Founder, and Gail Liniger, our Vice Chair and Co-Founder, respectively, owns all of our outstanding Class B common stock. Although RIHI no longer controls a majority of the voting power of RE/MAX Holdings’ common stock, RIHI remains a significant stockholder of the Company and through its ownership of the Class B common stock holds 41.3% of the voting power of the Company’s stock. Mr. Liniger also personally owns Class A common stock with an additional 1.16% of the voting power of the Company’s stock. Therefore, RIHI has the ability to significantly influence all matters submitted to a vote of our stockholders.

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

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our Board of Directors. These provisions:

●	establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;
●	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;
●	provide that our Board of Directors is expressly authorized to make, alter, or repeal our bylaws;
●	delegate the sole power to our Board of Directors to fix the number of directors;

●	provide the power of our Board of Directors to fill any vacancy on our Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
●	eliminate the ability of stockholders to call special meetings of stockholders; and
●	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Risks Related to Governmental Regulations

Financing for homebuyers in the U.S. and Canada is regulated and a lack of residential real estate market financing at favorable rates and on favorable terms could have a material adverse effect on our financial performance and results of operations.

Our business is significantly impacted by the availability of financing at favorable rates or on favorable terms for homebuyers, which may be changing macro economic conditions as well as government regulations and policies.

The monetary policy of the U.S. and Canadian governments, and particularly the Federal Reserve Board and the Bank of Canada, which regulate the supply of money and credit, significantly affects the availability of financing at favorable rates and on favorable terms, which in turn affects the real estate markets. Changes in the Federal Reserve Board’s and the Bank of Canada’s policies, as well as laws or regulations at the national, state, or provincial level are beyond our control, are difficult to predict, and could restrict the availability of financing on reasonable terms at favorable interest rates for homebuyers, which could have a material adverse effect on our business, results of operations and financial condition.

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

While we are continuing to evaluate all aspects of legislation, regulations and policies affecting the real estate market, we cannot predict whether or not such legislation, regulation and policies may increase down payment requirements, increase mortgage costs, or result in increased costs and potential litigation for housing market participants, any of which could have a material adverse effect on our financial condition and results of operations.

Our franchising activities are subject to a variety of laws and regulations regarding franchises, and any failure to comply with such existing or future laws and regulations could adversely affect our business.

In the U.S., the sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (“FTC”). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements.

In Canada, the sale of franchises is regulated at the provincial level. Currently, six of the 13 provinces and territories have passed legislation requiring franchisors to provide extensive disclosure in connection with franchise sales. These laws also impose duties on the conduct of the franchisee-franchisor relationship.

We believe that our franchising procedures comply in all material respects with both the FTC guidelines and all applicable U.S. state and Canadian provincial laws regulating franchising in those jurisdictions in which we offer franchises. However, noncompliance could reduce anticipated revenue, which in turn may materially and adversely affect our business and operating results.

The real estate business is highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

The businesses of our franchisees are highly regulated and are subject to requirements governing the licensing and conduct of real estate and mortgage brokerages and brokerage-related businesses in the jurisdictions in which they do business.

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

In addition, we rely on the collection and use of personally identifiable information from franchisees, agents and consumers to conduct our business and in certain instances such data may include social security numbers, payment card numbers, or customer financial information. Global privacy legislation (including the GDPR regulations in the European Union), enforcement and policy activity are rapidly expanding and creating a complex compliance environment. Changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. For example, California enacted the California Consumer Privacy Act on January 1, 2020, which requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. Should we misuse or improperly store the personally identifiable information that we collect, or should we be the victim of a cyberattack that results in improper access to such personally identifiable information, we may be subject to legal claims and regulatory scrutiny. Any legal claims, government action or damage to our reputation due to actions, or the perception that we are taking actions, inconsistent with the terms of our privacy statement, consumer expectations, or privacy-related or data protection laws and regulations, could expose us to liability and adversely impact our business and results of operations.

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

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “RMAX”. As of February 27, 2023, we had 40 stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc. (“RIHI”), and there is no public market for these shares.

For each quarter during the calendar years ended December 31, 2022 and 2021, we declared a $0.23 per share dividend. We intend to continue to pay a cash dividend on shares of Class A common stock on a quarterly basis. However the timing and amount of those dividends will be subject to approval and declaration by our Board of Directors and will depend on a variety of factors, including the financial results and cash flows of RMCO, LLC and its consolidated subsidiaries (“RMCO”), distributions we receive from RMCO, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. All dividends declared and paid will not be cumulative. See Note 5, Earnings Per Share and Dividends to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Performance Graph

The following graph and table depict the total return to stockholders from December 31, 2017 through December 31, 2022, relative to the performance of the S&P SmallCap 600 Index, S&P 500 Index and S&P Homebuilders Select Industry Index. The graph assumes that $100 was invested at the closing price on December 31, 2017 and that all dividends were reinvested.

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

Comparison of Cumulative Five-Year Return

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth stock repurchases of our Class A common stock for the three months ended December 31, 2022:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be
	Publicly Announced	Average Price	Purchased Under the
Period	Plans or Programs (a)	Paid Per Share	Plans or Programs
October 1-31	175,908	$18.65	$72,924,653
November 1-30	179,885	$19.08	$69,492,548
December 1-31	182,759	$19.66	$65,899,135
Total	538,552
(a)	In January 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. As of December 31, 2022, $65.9 million remains available under the program.

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

Executive Summary

Business Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the RE/MAX brand and mortgage brokerages in the U.S. under the Motto Mortgage brand. We also sell ancillary products and services to our franchise networks, including loan processing services to our Motto network through our wemlo brand. RE/MAX and Motto are 100% franchised—we do not own any of the brokerages that operate under these brands. We focus on enabling our networks’ success by providing powerful technology, quality education, and valuable marketing to build the strength of the RE/MAX and Motto brands. We support our franchisees in growing their brokerages, although they fund the associated cost of development. As a result, we maintain a relatively low fixed-cost structure which, combined with our primarily recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

To best serve our customers, we are organized into the following segments based on the services we provide:

●	Real Estate, which includes our RE/MAX brand along with corporate-wide shared services expenses;
●	Mortgage, which includes our Motto Mortgage and wemlo brands; and
●	Marketing Funds, which includes our collective franchise marketing funds, which operate at no profit.

Acquisition

On July 21, 2021, we acquired the operating companies of the North American regions of RE/MAX INTEGRA (“INTEGRA”) for cash consideration of approximately $235 million. INTEGRA’s regions include five Canadian provinces (New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario and Prince Edward Island) and nine U.S. states (Connecticut, Indiana, Maine, Massachusetts, Minnesota, New Hampshire, Rhode Island, Vermont and Wisconsin). The acquisition converted these formerly Independent Regions into Company-Owned Regions, allowing us to scale, enhance our ability to deliver value to our affiliates and recapture the value differential of more than 19,000 agents (approximately 12,000 in Canada and 7,000 in the U.S.).

Financial and Operational Highlights

During 2022, we focused our efforts on increasing RE/MAX agent count; expanding our Motto brand through additional franchise sales and increased office openings and developing and integrating our wemlo offerings. Contributions from our INTEGRA acquisition resulted in incremental growth through July 2022, however, an increasingly difficult housing market impacted our second-half 2022 results. Rising interest rates reduced affordability and weakened housing demand, which contributed to the lowest fourth quarter of U.S. existing home sales in more than a decade, resulting in fewer transactions and, by extension, lower Broker fees. Consequently, revenue and Adjusted EBITDA declined in the fourth quarter of 2022 by 8.9% and 14.6%, respectively, compared to the same period of the prior year.

According to the Mortgage Bankers Association's Weekly Mortgage Applications Survey, mortgage applications trended down during the third and fourth quarters of 2022 as 30-year fixed mortgage rates surpassed six percent starting in the month of September, double what it was one year earlier, and remained above six percent as of year-end. According to the National Association of Realtors ("NAR"), U.S. existing-home sales declined for the eleventh straight month in

December 2022 and December's sales of existing homes declined 34.0% year over year. In January 2023, as affordability challenges remain elevated, the Fannie Mae Economic and Strategic Research Group lowered its forecast for existing home sales in 2023 to 4.0 million, which would represent an annual decline of 22.4%. As a result of the expected contraction in existing home sales due to elevated interest rates, we expect our U.S. agent count, Motto franchise sales, Broker fee revenue, and results from operations to be adversely impacted. Additionally, near the end of 2022 and into the beginning of 2023, we granted an increasing number of fee concessions due to the historic slowdown in housing, reducing the average revenue per RE/MAX agent and Motto office. We have offered similar concessions during previous economic downturns and may have to increase concessions in the future. Reductions in revenue generally reduce our Operating income and Adjusted EBITDA on an almost dollar-for-dollar basis, negatively affecting our margins, earnings, and cash flow.

In July 2022, we announced a series of strategic growth opportunities designed to increase U.S. agent count and accelerate the expansion of our growing Mortgage business. We entered into an agreement with InsideRE, developers of the kvCORE platform, to provide technology to RE/MAX affiliates, replacing certain functionality provided by the booj platform. In connection with these initiatives, we began to reduce our overall workforce by an expected 120 employees, approximately 17% of our total headcount. This reduction, which was substantially complete as of December 31, 2022, does not include personnel we expect to hire as a result of the strategic investments in our Mortgage business. As a result of this reduction, during the second half of 2022 we incurred a pretax cash charge for one-time termination benefits of severance and related costs of $7.6 million and accelerated equity-based compensation expense of $2.2 million. Contemporaneously, we wrote off $1.2 million of capitalized software development costs related to the aforementioned shift in our technology strategy. In conjunction with this strategic shift, we plan to wind down the Gadberry Group. The decision to wind down the Gadberry Group resulted in a non-cash goodwill impairment charge of $7.1 million in the fourth quarter. We believe these initiatives better position us for long-term profitable growth and may help mitigate adverse impacts of housing or broader economic downturns.

These factors contributed to the following results for the year ended December 31, 2022:

(Compared to the year ended December 31, 2021, unless otherwise noted)

●	Total revenue of $353.4 million, an increase of 7.2%.
●	Revenue excluding the Marketing Funds (a), increased 6.4%, or $15.8 million, which was driven by 7.8% growth from acquisitions, partially offset by negative organic growth of 0.8% and adverse foreign currency movements of 0.6%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of $6.1 million.
●	Adjusted EBITDA (a) of $121.6 million and Adjusted EBITDA margin (a) of 34.4% compared to Adjusted EBITDA (a) of $119.6 million and Adjusted EBITDA margin (a) of 36.3% from the prior year.
●	Total agent count increased by 1.4% to 144,014 agents.
●	U.S. and Canada combined agent count decreased 1.9% to 83,839 agents with a 4.3% decline in U.S. agent count, partially offset by 4.0% Canadian agent growth.
●	Total open Motto Mortgage offices increased 23.5% to 231 offices.
(a)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of Total revenue). Revenue excluding the Marketing Funds is a non-GAAP measure of financial performance that differs from the U.S. Generally Accepted Accounting Principles. Revenue excluding the Marketing Funds is calculated directly from our consolidated financial statements as Total revenue less Marketing Funds fees.

The Financial and Operational Highlights, Results of Operations and Sources and Uses of Cash, for the years ended December 31, 2021 and 2020 and as compared to the years ended December 31, 2020 and 2019, respectively, has been previously disclosed in Item 7 of our 2021 Annual Report on Form 10-K and in Item 7 of our 2020 Amendment No. 1 to Annual Report on Form 10-K/A, and are incorporated herein by reference.

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

We review year-over-year revenue growth excluding the Marketing Funds as a key measure of our success in addressing customer needs. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

●	Organic – We define organic revenue growth as total revenue growth other than the Marketing Funds, acquisitions and foreign currency movements. Organic revenue growth can be achieved through many means, including by growing our RE/MAX agent count, selling and maintaining more open franchises, especially Motto franchises, and increasing home prices.
●	Acquisitive – We define acquisitive revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition.
●	Foreign currency – We define the foreign currency impact on revenue as the difference between current revenue measured at current exchange rates and current revenue measured at the corresponding prior period exchange rates. Due to the significance of revenue transacted in foreign currencies, we believe it is important to measure the impact of foreign currency movements on revenue.

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

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations for the last three years.

	As of December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	#	%	#	%
Agent Count:
U.S.
Company-Owned Regions	51,491	53,946	48,212	(2,455)	(4.6)%	5,734	n/m %
Independent Regions	7,228	7,381	14,091	(153)	(2.1)%	(6,710)	n/m %
U.S. Total	58,719	61,327	62,303	(2,608)	(4.3)%	(976)	(1.6)%
Canada
Company-Owned Regions	20,228	19,596	6,182	632	3.2%	13,414	n/m %
Independent Regions	4,892	4,548	15,765	344	7.6%	(11,217)	n/m %
Canada Total	25,120	24,144	21,947	976	4.0%	2,197	10.0%
U.S. and Canada Total	83,839	85,471	84,250	(1,632)	(1.9)%	1,221	1.4%
Outside U.S. and Canada
Independent Regions	60,175	56,527	53,542	3,648	6.5%	2,985	5.6%
Outside U.S. and Canada Total	60,175	56,527	53,542	3,648	6.5%	2,985	5.6%
Total	144,014	141,998	137,792	2,016	1.4%	4,206	3.1%

RE/MAX open offices:
U.S.	3,462	3,534	3,608	(72)	(2.0)%	(74)	(2.1)%
Canada	972	1,025	1,011	(53)	(5.2)%	14	1.4%
U.S. and Canada Total	4,434	4,559	4,619	(125)	(2.7)%	(60)	(1.3)%
Outside U.S. and Canada	4,741	4,405	4,045	336	7.6%	360	8.9%
Total	9,175	8,964	8,664	211	2.4%	300	3.5%

Motto open offices (1)(2) :	231	187	141	44	23.5%	46	32.6%

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	#	%	#	%
RE/MAX franchise sales:
U.S. (3)	184	184	177	—	—%	7	4.0%
Canada	36	61	65	(25)	(41.0)%	(4)	(6.2)%
U.S. and Canada Total	220	245	242	(25)	(10.2)%	3	1.2%
Outside U.S. and Canada	743	824	791	(81)	(9.8)%	33	4.2%
Total	963	1,069	1,033	(106)	(9.9)%	36	3.5%

Motto franchise sales (1) :	40	64	71	(24)	(37.5)%	(7)	(9.9)%
(1)	Excludes virtual offices and Branchises.
(2)	As of December 31, 2022, 2021 and 2020, there were 46, 24 and 13 offices, respectively, that we are offering short-term financial relief and are temporarily not being billed.
(3)	This number excludes 22 franchise documents that we signed with an existing franchisee in the U.S. in connection with the migration of certain agents from a terminated franchisee during the year ended December 31, 2022.

n/m – not meaningful

	Year Ended
	December 31,
	2022	2021	2020
Total revenue	$353,386	$329,701	$266,001
Total selling, operating and administrative expenses	$173,278	$179,873	$128,998
Operating income (loss)	$38,212	$(9,931)	$38,593
Net income (loss)	$10,757	$(24,620)	$20,546
Net income (loss) attributable to RE/MAX Holdings, Inc.	$6,110	$(15,616)	$11,250
Adjusted EBITDA (1)	$121,632	$119,583	$92,558
Adjusted EBITDA margin (1)	34.4%	36.3%	34.8%
(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Year Ended December 31, 2022 vs. Year Ended December 31, 2021

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2022	2021	$	%
Revenue:
Continuing franchise fees	$133,389	$118,504	$14,885	12.6%
Annual dues	35,676	35,549	127	0.4%
Broker fees	62,939	65,456	(2,517)	(3.8)%
Marketing Funds fees	90,319	82,391	7,928	9.6%
Franchise sales and other revenue	31,063	27,801	3,262	11.7%
Total revenue	$353,386	$329,701	$23,685	7.2%

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2022	2021	$	%
Revenue excluding the Marketing Funds:
Total revenue	$353,386	$329,701	$23,685	7.2%
Less: Marketing Funds fees	90,319	82,391	7,928	9.6%
Revenue excluding the Marketing Funds	$263,067	$247,310	$15,757	6.4%

RE/MAX Holdings generated revenue of $353.4 million in 2022, an increase of $23.7, or 7.2%, compared to $329.7 million in the same period in 2021. Revenue excluding the Marketing Funds was $263.1 million for 2022, an increase of $15.8 million, or 6.4%, compared to $247.3 million for 2021. This increase was comprised of growth of 7.8% from acquisitions, partially offset by negative organic revenue growth of 0.8% and adverse foreign currency movements of 0.6%. Revenue growth from acquisitions was attributable to revenue from the INTEGRA acquisition completed in July 2021. Organic growth decreased primarily due to lower Broker fees and declines in RE/MAX U.S. agent count. These declines were partially offset by agent count growth in Canada and globally, higher attendance at our annual RE/MAX agent convention and Mortgage segment growth. Total revenue increased due to the aforementioned factors plus growth in Marketing Funds fees primarily from the INTEGRA acquisition.

Continuing Franchise Fees

Revenue from Continuing franchise fees increased primarily due to contributions from the INTEGRA acquisition, Motto growth and RE/MAX growth in Canada and globally, partially offset by a decrease in U.S. agent count and adverse foreign currency movements.

Broker Fees

Revenue from Broker fees decreased primarily due to lower average transactions per agent, partially offset by rising home prices and contributions from the acquisition of INTEGRA.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees increased primarily from the INTEGRA acquisition and an increase in Canadian agent count, partially offset by a decrease in U.S. agent count and adverse foreign currency movements. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to higher attendance at our events including our annual RE/MAX agent convention.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2022	2021	$	%
Operating expenses:
Selling, operating and administrative expenses	$173,278	$179,873	$6,595	3.7%
Marketing Funds expenses	90,319	82,391	(7,928)	(9.6)%
Depreciation and amortization	35,769	31,333	(4,436)	(14.2)%
Settlement and impairment charges	15,808	46,035	30,227	65.7%
Total operating expenses	$315,174	$339,632	$24,458	7.2%
Percent of revenue	89.2%	103.0%

Selling, Operating and Administrative Expenses

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

A summary of the components of our selling, operating and administrative expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2022	2021	$	%
Selling, operating and administrative expenses:
Personnel	$101,994	$110,748	$8,754	7.9%
Professional fees	17,329	24,988	7,659	30.7%
Lease costs	8,316	8,428	112	1.3%
Other	45,639	35,709	(9,930)	(27.8)%
Total selling, operating and administrative expenses	$173,278	$179,873	$6,595	3.7%
Percent of revenue	49.0%	54.6%

Total selling, operating and administrative expenses decreased as follows:

Personnel costs decreased due to lower equity-based compensation expense, excluding the restructuring charges mentioned below, a decrease in the corporate bonus versus the prior year and lower costs associated with acquiring and integrating new companies. This decrease was partially offset by restructuring charges including $7.6 million of severance and related expenses and $2.2 million accelerated equity-based compensation expense (see Note 2, Summary of Significant Accounting Policies) as well as increased salaries and benefits and increases in average headcount from acquisitions.

Professional fees decreased primarily due to lower costs associated with acquiring and integrating new companies, partially offset by an increase in legal expenses. See Note 14, Commitments and Contingencies, for additional information. We expect to incur $5.0 million to $7.0 million in ongoing legal expenses related to our antitrust litigations in 2023.

Other selling, operating and administrative expenses increased primarily due to higher travel and events-related expenses, mainly from increased attendance at our annual RE/MAX agent convention and fewer COVID restrictions, an increase in bad debt expense, increased investments in technology and restructuring charges including a $1.2 million write off capitalized software development costs (see Note 2, Summary of Significant Accounting Policies), partially offset by lower costs associated with acquiring and integrating new companies and changes in the fair value of the contingent consideration liabilities.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to new amortization related to our acquisitions and the acceleration of amortization of technology products in conjunction with our restructuring.

Settlement and Impairment Charges

Impairment Charge – Goodwill (2022)

During the fourth quarter of 2022, in connection with the restructuring of our business and change to our RE/MAX technology offerings, we made the decision to wind down the Gadberry Group reporting unit in the Real Estate segment. Therefore, we fully impaired the reporting unit’s goodwill and recorded a non-cash impairment charge of $7.1 million. See Note 8, Intangible Assets and Goodwill for additional information.

Impairment Charge – Leased Assets (2022)

During the first and third quarters of 2022, we subleased portions of our corporate headquarters. As a result, we performed impairment tests on the portions subleased and recognized an impairment charge of $3.7 million in the first quarter and $2.5 million in the third quarter. See Note 3, Leases for additional information about our leases.

Loss on Lease Termination (2022)

During the second quarter of 2022, we terminated our booj office lease, which was owned by an entity controlled by former employees. As a result, we wrote off a right of use (“ROU”) asset of $2.7 million and derecognized $1.5 million of lease liability associated with the terminated lease. We also recognized a loss on termination of $2.5 million, which included a lease termination payment of $1.3 million. See Note 3, Leases for additional information about our leases.

Loss on Contract Settlement (2021)

We recorded a $40.9 million loss on our contractual relationship with INTEGRA which was settled with the acquisition of INTEGRA. The loss represents the fair value of the difference between the historical contractual rates paid by INTEGRA and the current market rate. The loss is recorded in “Settlement and impairment charges” in the accompanying Consolidated Statements of Income (Loss). See Note 6, Acquisitions and Dispositions for additional information about our acquisition.

Impairment Charge – Goodwill (2021)

We identified impairment indicators associated with the First reporting unit in the Real Estate segment, primarily due to lower-than-expected adoption rates of the technology, resulting in downward revisions to long-term forecasts which is a significant input in the fair value of the reporting unit. Therefore, we performed an interim impairment test on the goodwill of the First reporting unit and recorded a non-cash impairment charge of $5.1 million. See Note 8, Intangible Assets and Goodwill for additional information.

Impairment Charge – Leased Assets (2020)

We began executing on a plan to both refresh our corporate headquarters and sublease space made available through the refresh. As a result, we performed an impairment test on the portion of our headquarters we intend to sublease and recognized an impairment charge of $7.9 million. See Note 3, Leases, for additional information about our leases.

Other Expenses, Net

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2022	2021	$	%
Other expenses, net:
Interest expense	$(20,903)	$(11,344)	$(9,559)	(84.3)%
Interest income	1,460	217	1,243	n/m
Foreign currency transaction gains (losses)	(641)	(839)	198	23.6%
Loss on early extinguishment of debt	—	(264)	264	100.0%
Total other expenses, net	$(20,084)	$(12,230)	$(7,854)	(64.2)%
Percent of revenue	5.7%	3.7%

n/m – not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of the refinance of and increase to our Senior Secured Credit Facility (see Note 10, Debt, for more information) in the prior year and rising interest rates. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

Our effective income tax rate increased to 40.7% from (11.1)% for the years ended December 31, 2022 and 2021, respectively, primarily driven by the settlement of uncertain tax positions and other nonrecurring adjustments recorded during the twelve months ended December 31, 2021 which resulted in an unusually low effective income tax rate during that period. The effective income tax rate for the year ended December 31, 2021 is impacted by the $40.9 million loss on contract settlement which has no tax provision.

Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates and geographic mix of business. See Note 4, Non-controlling Interest, for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 12, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $121.6 million for the year ended December 31, 2022, an increase of $2.0 million from the comparable prior year period. Adjusted EBITDA increased primarily due to contributions from the INTEGRA acquisition during the first half of the year and a decrease in the corporate bonus versus the prior year, partially offset by decreased Broker fees (excluding the contributions from the INTEGRA acquisition), an increase in bad debt expense, net investments in our Mortgage segment, and increased legal expenses.

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

We define Adjusted EBITDA as EBITDA (consolidated net income (loss) before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our audited financial statements included elsewhere in this Annual Report on Form 10-K), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: gain or loss on sale or disposition of assets, settlement and impairment charges, equity-based compensation expense, acquisition-related expense, gains or losses from changes in the tax receivable agreement liability, expense or income related to changes in the fair value measurement of contingent consideration, restructuring charges and other non-recurring items.

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

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2022	2021	2022	2021	2020
Net income (loss)	$(1,553)	$5,620	$10,757	$(24,620)	$20,546
Depreciation and amortization	8,914	9,097	35,769	31,333	26,106
Interest expense	7,491	3,807	20,903	11,344	9,223
Interest income	(785)	(16)	(1,460)	(217)	(340)
Provision for income taxes	3,012	1,005	7,371	2,459	9,162
EBITDA	17,079	19,513	73,340	20,299	64,697
Loss on contract settlement (1)	—	400	—	40,900	—
Loss on extinguishment of debt (2)	—	—	—	264	—
Impairment charge - leased assets (3)	—	—	6,248	—	7,902
Impairment charge - goodwill (4)	7,100	—	7,100	5,123	—
Loss on lease termination (5)	—	—	2,460	—	—
Equity-based compensation expense	4,038	6,983	22,044	34,298	16,267
Acquisition-related expense (6)	(138)	3,119	1,859	17,422	2,375
Fair value adjustments to contingent consideration (7)	(1,436)	(21)	(133)	309	814
Restructuring charges (8)	598	—	8,690	—	—
Other	(703)	1,072	24	968	503
Adjusted EBITDA	$26,538	$31,066	$121,632	$119,583	$92,558
(1)	Represents the effective settlement of the pre-existing master franchise agreements with INTEGRA that was recognized with the acquisition. See Note 6, Acquisitions and Dispositions for additional information.
(2)	The loss was recognized in connection with the amended and restated Senior Secured Credit Facility. See Note 10, Debt for additional information.
(3)	Represents the impairment recognized on portions of our corporate headquarters office building. See Note 3, Leases for additional information.
(4)	During the fourth quarter of 2022, in connection with the restructuring of our business and technology offerings, we made the decision to wind down the Gadberry Group, resulting in an impairment charge to the Gadberry Group reporting unit goodwill. In addition, during 2021, lower than expected adoption rates of the First technology resulted in downward revisions to long-term forecasts, resulting in an impairment charge to the First reporting unit goodwill. See Note 8, Intangible Assets and Goodwill for additional information.
(5)	During the second quarter of 2022, a loss was recognized in connection with the termination of the booj office lease. See Note 3, Leases for additional information.
(6)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(7)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 11, Fair Value Measurements, to the accompanying consolidated financial statements for additional information.
(8)	During the second half of 2022, we incurred expenses related to the restructuring of our business and technology offerings, including $7.6 million of severance and related expenses and a $1.2 million write off of capitalized software development costs. See Note 2, Summary of Significant Accounting Policies for additional information.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our agent and franchise base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by a number of factors including agents in the RE/MAX network, particularly in Company-Owned Regions. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	net investments in Mortgage;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments and related interest payments on our Senior Secured Credit Facility;

(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company;
(ix)	payments to the TRA parties pursuant to the TRAs; and
(x)	share repurchases.

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

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans at $1.2 million per quarter. We are also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF” as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR” as defined in the Senior Secured Credit Facility) is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. In addition, the Company is limited in the amount of restricted payments it can make as defined in the Senior Secured Credit Facility. These restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, the Company can make unlimited restricted payments, so long as the TLR is below 3.50:1 (both before and after giving effect to such payments). As of December 31, 2022, our TLR was 3.00:1, as such no ECF payment was required, and the limits on restricted payments were not applicable.

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

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”)) on or before June 2023 (the LIBOR Rate cessation date). As of December 31, 2022, the interest rate on the term loan facility was 6.9%. If we had transitioned to SOFR the margin on our term loan facility would have increased our interest rate by approximately 0.1% or $0.5 million for the year ended December 31, 2022.

Whenever amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio (calculated as net debt to EBITDA as defined therein). A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit.

As of December 31, 2022, we had $448.3 million of term loans outstanding, net of unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of December 31, 2022, and 2021, we had $108.7 million and $126.3 million, respectively, in cash and cash equivalents, of which approximately $23.5 million and $8.9 million were denominated in foreign currencies, respectively.

	Year Ended
	December 31,
	2022	2021
Cash provided by (used in):
Operating activities	$71,142	$42,442
Investing activities	(11,500)	(194,922)
Financing activities	(78,363)	189,352
Effect of exchange rate changes on cash	(1,550)	300
Net change in cash, cash equivalents and restricted cash	$(20,271)	$37,172

Operating Activities

Cash provided by operating activities increased primarily as a result of:

●	an increase due to the loss on contract settlements of $40.9 million in 2021;
●	an increase due to lower costs associated with acquiring and integrating new companies;
●	an increase due to lower tax payments in the current year of $8.4 million;
●	an increase in Adjusted EBITDA of $2.0 million that more than offset by;
●	a decrease due to higher payments of certain employee related liabilities;
●	a decrease due to higher interest payments of $9.0 million, due to the increase of our Senior Secured Credit Facility in July 2021 and higher interest rates in the current year;
●	a decrease due to severance and related expenses of $7.6 million for the restructure of our business; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the year ended December 31, 2022, the change in cash (used in) investing activities was primarily the result of the INTEGRA acquisition in the prior year and lower spend on our corporate headquarters refresh.

Financing Activities

During the year ended December 31, 2022, the change in cash provided by (used in) financing activities was primarily due to net cash received from the increase in our term loan in the prior year, the allocation of capital to our share repurchase program that began in the first quarter of 2022, higher payments related to tax withholding for share-based compensation and an increase in principal payments on our Senior Secured Credit Facility.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $9.9 million, $15.2 million and $6.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts primarily relate to spend on our corporate headquarters refresh and investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2023 are expected to be between $8.0 million and $11.0 million. See Financial and Operational Highlights above for additional information.

Return of Capital

Our Board of Directors approved quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock every quarter in 2022 and 2021, respectively, as disclosed in Note 5, Earnings Per Share and Dividends. On February 15, 2023, we announced that our Board of Directors approved a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on March 22, 2023 to stockholders of record at the close of business on March 8, 2023.

During the first quarter of 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. The share repurchase program may be suspended or discontinued at any time. During the year ended December 31, 2022, 1,533,728 shares of our Class A common stock were repurchased and retired for $34.1 million, excluding commissions, at an average cost of $22.23 per share. As of December 31, 2022, $65.9 million remained available under the share repurchase authorization.

Future capital allocation decisions with respect to return of capital either in the form of additional future dividends, and, if declared, the amount of any such future dividend, or in the form of share buybacks, will be subject to our actual future earnings and capital requirements and any amounts authorized will be at the discretion of our Board of Directors. During 2022, we were able to repurchase shares advantageously and we anticipate we will repurchase shares at a lower rate in 2023.

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

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2022, the Company reflected a total liability of $26.6 million under the terms of its TRAs. The liability pursuant to the TRAs will increase upon future exchanges by RIHI of RMCO common units, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. Payments are made on this liability as tax benefits are realized by Holdings.

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Year Ended
	December 31,
	2022	2021
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$2,276	$2,650
Dividend distributions	11,556	11,556
Total distributions to RIHI	13,832	14,206
Payments pursuant to the TRAs	3,314	3,444
Total distributions to RIHI and TRA payments	$17,146	$17,650

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2022 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Credit Facility (including current portion) (1)	$453,101	$4,600	9,200	9,200	430,101
Interest payments on credit facility (2)	172,219	31,747	62,611	61,230	16,631
Undiscounted lease obligations (3)	45,291	7,714	16,705	18,255	2,617
Payments pursuant to tax receivable agreements (4)	26,559	1,642	6,693	7,006	11,218
Vendor contracts (5)	24,812	16,768	7,334	710	—
Estimated undiscounted contingent consideration payments (6)	6,976	1,209	3,743	2,024	—
	$728,958	$63,680	$106,286	$98,425	$460,567
(1)	We have reflected full payment of our Senior Secured Credit Facility in July 2028 at maturity. The Senior Secured Credit Facility may require additional prepayments throughout the term of the loan based on the TLR as discussed above.
(2)	The variable interest rate on the Senior Secured Credit Facility is assumed at the interest rate in effect as of December 31, 2022 of 6.9%.
(3)	We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $7.9 million in the aggregate, are included in the table above, See Note 3, Leases, to the accompanying consolidated financial statements for more information.
(4)	As described elsewhere in this Annual Report on Form 10-K, we entered into TRAs, that will provide for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of tax deductions arising from the increase in tax basis in RMCO’s assets. The amounts present above are undiscounted.
(5)	Represents outstanding purchase orders with vendors initiated in the ordinary course of business for operating and capital expenditures, including payments from the Marketing Funds.

(6)	Represents estimated undiscounted payments to the former owner of Motto and former owners of Gadberry Group as required per the purchase agreements. See Note 11, Fair Value Measurements, to the accompanying consolidated financial statements for more information.

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of December 31, 2022.

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

For most of our reporting units, the fair value of the reporting unit significantly exceeded its carrying value at the latest assessment date and only a qualitative impairment test was performed. However, for the Mortgage reporting unit we performed a quantitative impairment test due to the smaller excess of fair value over carrying value in light of macroeconomic trends. We did not record a goodwill impairment for Mortgage reporting unit.

The Mortgage reporting unit, which has a carrying value of goodwill as of December 31, 2022 of $18.6 million, fair value is tied primarily to Motto franchise sales over the next several years. Failure to achieve targeted franchise sales (which are currently estimated at between 60 and 140 per year over the next 10 years) could result in an impairment of this goodwill balance.

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

Deferred Tax Assets and TRA Liability

As discussed in Item 1. Business, Holdings has twice acquired significant portions of the ownership in RMCO. When Holdings acquired this ownership in the form of common units, it received a significant step-up in tax basis on the underlying assets held by RMCO. The step-up is principally equivalent to the difference between (1) the fair value of the underlying assets on the date of acquisition of the common units and (2) their tax basis in RMCO, multiplied by the percentage of units acquired. The majority of the step-up in basis relates to intangibles assets, primarily franchise agreements and goodwill, and is included within deferred tax assets on our consolidated balance sheets. The computation of the step-up requires valuations of the intangible assets of RMCO and has the same complexities and estimates as discussed in Purchase Accounting for Acquisitions above. In addition, the step-up is governed by complex IRS rules that limit which intangibles are subject to step-up, and also imposes further limits on the amount of step-up. Given the magnitude of the deferred tax assets and complexity of the calculations, small adjustments to our model used to calculate these deferred tax assets can result in material changes to the amounts recognized, especially in years when Holdings acquires ownership interest in RMCO. There were no redemptions of common units in RMCO in the periods presented. However, if more common units of RMCO are redeemed by RIHI, the percentage of RE/MAX Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created as additional tax basis step-ups occur and such amounts are likely to be material.

Pursuant to the TRA agreements, Holdings makes annual payments to RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”) (a successor to the TRAs prior owners) equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. A TRA liability of $26.6 million exists as of December 31, 2022 for the future cash obligations expected to be paid under the TRAs and is not discounted. The calculation of this liability is a function of the step-up described above and therefore has the same complexities and estimates. Similar to the deferred tax assets, these liabilities would likely increase materially if RIHI redeems additional common units of RMCO.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the years ended December 31, 2022 and 2020, bad debt expense was less than approximately 2% of revenue. For the year ended December 31, 2021, we recognized a benefit to bad debt due to significantly improved collections.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At December 31, 2022, $453.1 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. As of

December 31, 2022, the interest rate was 6.9%. If LIBOR rises such that our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the year ended December 31, 2022, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $1.7 million, respectively, related to currency risk (a) above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RE/MAX Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Valuation of goodwill in the Mortgage reporting unit

As discussed in Note 8 to the consolidated financial statements, the goodwill balance as of December 31, 2022 was $258.6 million, of which $18.6 million related to the Mortgage reporting unit. The Company assesses goodwill for impairment at least annually at the reporting unit level or whenever an event occurs that would indicate impairment may have occurred. The impairment test consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined by forecasting results, including franchise sales, and applying an assumed discount rate.

We identified the evaluation of the valuation of goodwill in the Mortgage reporting unit as a critical audit matter. Assessing the estimated fair value of the Mortgage reporting unit required the application of subjective auditor judgment due to the high degree of estimation uncertainty. Specifically, the franchise sales assumptions used to estimate the fair value of the reporting unit were challenging to test as they represented subjective determinations of future market and economic conditions that were also sensitive to variation. In addition, specialized skills and knowledge were required to evaluate the Company’s discount rate assumption.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. This included controls related to the development of the franchise sales and the discount rate assumptions. We evaluated the Company’s franchise sales assumptions by comparing them to the Company’s historical franchise sales. We also compared the Company’s historical franchise sales forecasts to actual results to assess the Company’s ability to accurately forecast franchise sales. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the discount rate assumption by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/KPMG LLP

We have served as the Company’s auditor since 2003.

Denver, Colorado
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited RE/MAX Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/KPMG LLP

Denver, Colorado
February 28, 2023

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$108,663	$126,270
Restricted cash	29,465	32,129
Accounts and notes receivable, current portion, net of allowances	32,518	34,611
Income taxes receivable	2,138	1,754
Other current assets	20,178	16,010
Total current assets	192,962	210,774
Property and equipment, net of accumulated depreciation	9,793	12,686
Operating lease right of use assets	25,825	36,523
Franchise agreements, net	120,174	143,832
Other intangible assets, net	25,763	32,530
Goodwill	258,626	269,115
Deferred tax assets, net	51,441	51,314
Income taxes receivable, net of current portion	754	1,803
Other assets, net of current portion	9,896	17,556
Total assets	$695,234	$776,133
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,165	$5,189
Accrued liabilities	70,751	96,768
Income taxes payable	1,658	2,546
Deferred revenue	27,784	27,178
Current portion of debt	4,600	4,600
Current portion of payable pursuant to tax receivable agreements	1,642	3,610
Operating lease liabilities	7,068	6,328
Total current liabilities	119,668	146,219
Debt, net of current portion	443,720	447,459
Payable pursuant to tax receivable agreements, net of current portion	24,917	26,893
Deferred tax liabilities, net	13,113	14,699
Deferred revenue, net of current portion	18,287	18,929
Operating lease liabilities, net of current portion	37,989	45,948
Other liabilities, net of current portion	5,838	6,919
Total liabilities	663,532	707,066
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 17,874,238 and 18,806,194 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	535,566	515,443
Accumulated deficit	(53,999)	(7,821)
Accumulated other comprehensive income (deficit), net of tax	(395)	650
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	481,174	508,274
Non-controlling interest	(449,472)	(439,207)
Total stockholders' equity	31,702	69,067
Total liabilities and stockholders' equity	$695,234	$776,133

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Continuing franchise fees	$133,389	$118,504	$90,217
Annual dues	35,676	35,549	35,075
Broker fees	62,939	65,456	50,028
Marketing Funds fees	90,319	82,391	64,402
Franchise sales and other revenue	31,063	27,801	26,279
Total revenue	353,386	329,701	266,001
Operating expenses:
Selling, operating and administrative expenses	173,278	179,873	128,998
Marketing Funds expenses	90,319	82,391	64,402
Depreciation and amortization	35,769	31,333	26,106
Settlement and impairment charges	15,808	46,035	7,902
Total operating expenses	315,174	339,632	227,408
Operating income (loss)	38,212	(9,931)	38,593
Other expenses, net:
Interest expense	(20,903)	(11,344)	(9,223)
Interest income	1,460	217	340
Foreign currency transaction gains (losses)	(641)	(839)	(2)
Loss on early extinguishment of debt	—	(264)	—
Total other expenses, net	(20,084)	(12,230)	(8,885)
Income (loss) before provision for income taxes	18,128	(22,161)	29,708
Provision for income taxes	(7,371)	(2,459)	(9,162)
Net income (loss)	$10,757	$(24,620)	$20,546
Less: net income (loss) attributable to non-controlling interest	4,647	(9,004)	9,296
Net income (loss) attributable to RE/MAX Holdings, Inc.	$6,110	$(15,616)	$11,250

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.33	$(0.84)	$0.62
Diluted	$0.32	$(0.84)	$0.61
Weighted average shares of Class A common stock outstanding
Basic	18,678,774	18,690,442	18,170,348
Diluted	18,844,696	18,690,442	18,324,246
Cash dividends declared per share of Class A common stock	$0.92	$0.92	$0.88

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended
	December 31,
	2022	2021	2020
Net income (loss)	$10,757	$(24,620)	$20,546
Change in cumulative translation adjustment	(2,125)	48	216
Other comprehensive income (loss), net of tax	(2,125)	48	216
Comprehensive income (loss)	8,632	(24,572)	20,762
Less: Comprehensive income (loss) attributable to non-controlling interest	3,567	(8,994)	9,314
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$5,065	$(15,578)	$11,448

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2020	17,838,233	$2	1	$—	$466,945	$30,732	$414	$(411,267)	$86,826
Net income (loss)	—	—	—	—	—	11,250	—	9,296	20,546
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(14,058)	(14,058)
Equity-based compensation expense and dividend equivalents	394,701	—	—	—	18,108	(310)	—	—	17,798
Dividends to Class A common stockholders	—	—	—	—	—	(16,044)	—	—	(16,044)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	198	18	216
Payroll taxes related to net settled restricted stock units	(90,414)	—	—	—	(2,544)	—	—	—	(2,544)
Acquisitions	248,171	—	—	—	8,800	—	—	—	8,800
Other	—	—	—		113	—	—	4	117
Balances, December 31, 2020	18,390,691	$2	1	$—	$491,422	$25,628	$612	$(416,007)	$101,657
Net income (loss)	—	—	—	—	—	(15,616)	—	(9,004)	(24,620)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(14,206)	(14,206)
Equity-based compensation expense and dividend equivalents	547,398	—	—	—	29,237	(472)	—	—	28,765
Dividends to Class A common stockholders	—	—	—	—	—	(17,361)	—	—	(17,361)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	38	10	48
Payroll taxes related to net settled restricted stock units	(131,895)	—	—	—	(5,329)	—	—	—	(5,329)
Other	—	—	—	—	113	—	—	—	113
Balances, December 31, 2021	18,806,194	$2	1	$—	$515,443	$(7,821)	$650	$(439,207)	$69,067
Net income (loss)	—	—	—	—	—	6,110	—	4,647	10,757
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(13,832)	(13,832)
Equity-based compensation expense and dividend equivalents	830,718	—	—	—	26,647	(834)	—	—	25,813
Dividends to Class A common stockholders	—	—	—	—	—	(17,352)	—	—	(17,352)
Repurchase and retirement of common shares	(1,533,728)	—	—	—	—	(34,101)	—	—	(34,101)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,045)	(1,080)	(2,125)
Payroll taxes related to net settled restricted stock units	(228,946)	—	—	—	(6,524)	—	—	—	(6,524)
Other	—	—	—	—	—	(1)	—	—	(1)
Balances, December 31, 2022	17,874,238	$2	1	$—	$535,566	$(53,999)	$(395)	$(449,472)	$31,702

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$10,757	$(24,620)	$20,546
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,769	31,333	26,106
Equity-based compensation expense	22,044	34,298	16,267
Bad debt expense	2,581	(1,345)	2,903
Deferred income tax expense (benefit)	(183)	(2,528)	1,899
Fair value adjustments to contingent consideration	(133)	309	814
Impairment charge - goodwill	7,100	5,123	—
Impairment charge - leased assets	6,248	—	7,902
Loss (gain) on sale or disposition of assets, net	1,320	(6)	601
Non-cash lease benefit	(2,108)	(1,335)	(508)
Non-cash loss on lease termination	1,175	—	—
Non-cash debt charges	861	905	454
Non-cash change in tax receivable agreements liability	(628)	382	—
Other, net	47	(113)	(4)
Changes in operating assets and liabilities
Accounts and notes receivable, current portion	2,789	3,329	(3,460)
Other current and noncurrent assets	5,163	(2,090)	(10,665)
Other current and noncurrent liabilities	(17,533)	11,882	9,035
Payments pursuant to tax receivable agreements	(3,314)	(3,444)	(3,562)
Income taxes receivable/payable	(871)	(9,775)	2,109
Deferred revenue, current and noncurrent	58	137	410
Net cash provided by operating activities	71,142	42,442	70,847
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(9,932)	(15,239)	(6,903)
Acquisitions, net of cash, cash equivalents and restricted cash acquired in prior years of $14.1 million and $0.9 million, respectively	—	(180,002)	(10,627)
Other	(1,568)	319	—
Net cash used in investing activities	(11,500)	(194,922)	(17,530)
Cash flows from financing activities:
Proceeds from the issuance of debt	—	458,850	—
Payments on debt	(4,600)	(227,390)	(2,634)
Capitalized debt amendment costs	—	(3,871)	—
Distributions paid to non-controlling unitholders	(13,832)	(14,206)	(14,058)
Dividends and dividend equivalents paid to Class A common stockholders	(18,186)	(17,833)	(16,354)
Payments related to tax withholding for share-based compensation	(6,524)	(5,329)	(2,544)
Common shares repurchased	(34,101)	—	—
Payment of contingent consideration	(1,120)	(869)	(409)
Net cash (used in) provided by financing activities	(78,363)	189,352	(35,999)
Effect of exchange rate changes on cash	(1,550)	300	308
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,271)	37,172	17,626
Cash, cash equivalents and restricted cash, beginning of period	158,399	121,227	103,601
Cash, cash equivalents and restricted cash, end of period	$138,128	$158,399	$121,227
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,826	$10,794	$8,663
Net cash paid for income taxes	$6,530	$14,908	$4,993
Cash paid for lease termination	$1,285	$—	$—
Schedule of non-cash investing activities:
Class A shares issued as consideration for acquisitions	$—	$—	$8,800

See accompanying notes to consolidated financial statements.

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) completed an initial public offering (the “IPO”) of its shares of Class A common stock on October 7, 2013. Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of December 31, 2022, Holdings owns 58.7% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 41.3%. Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). The Company also sells ancillary products and services, including loan processing services, to its Motto network through the wemlo brand. The Company focuses on enabling its networks’ success by providing powerful technology, quality education, and valuable marketing to build the strength of the RE/MAX and Motto brands.

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

Motto, founded in 2016, has grown to over 225 offices across 40 states. The Motto franchise model offers U.S. real estate brokers, real estate professionals and other investors access to the mortgage brokerage business. Motto is highly complementary to the RE/MAX real estate business and is designed to provide diversified revenue and income streams to real estate professionals. Motto franchisees offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at the same location or at offices near each other.

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

Class B common stock

RIHI is the sole holder of Class B common stock and is controlled by David and Gail Liniger, the Company’s co-founders. Pursuant to the terms of the Company’s Certificate of Incorporation, Class B common stock is entitled to a number of votes on matters presented to Holdings’ stockholders equal to the number of RMCO common units that RIHI holds. Through its ownership of the Class B common stock, RIHI holds 41.3% of the voting power of the Company’s stock as of December 31, 2022. Mr. Liniger also owns Class A common stock with an additional 1.2% of the voting power of the Company’s stock as of December 31, 2022.

Holders of shares of Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“financial statements”) and notes thereto included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2022 and 2021, the results of its operations and comprehensive income (loss), changes in its stockholders’ equity and its cash flows for the years ended December 31, 2022, 2021 and 2020.

During 2021, the Company acquired the operating companies of INTEGRA. During 2020, the Company acquired Gadberry Group, LLC (“Gadberry Group”) and Wemlo, Inc. (“wemlo”). The results of operations, cash flows and financial position of these acquisitions are included in the financial statements from their respective dates of acquisition. See Note 6, Acquisitions and Dispositions, for additional information.

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

Segment Reporting

The Company operates under the following segments:

●	Real Estate – comprises the operations of the Company’s owned and independent global franchising operations under the RE/MAX brand along with corporate-wide shared services expenses.
●	Mortgage – comprises the operations of the Company’s mortgage brokerage franchising operations under the Motto brand and mortgage loan processing services under the wemlo brand. Mortgage does not include any charges related to the corporate-wide shared services expenses.
●	Marketing Funds – comprises the operations of the Company’s marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. This segment has no net income given the contractual restriction that all funds collected must be spent for designated purposes.
●	Other – comprises other operations which, due to quantitative insignificance, do not meet the criteria of a reportable segment.

See Note 16, Segment Information for additional information about segment reporting.

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

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s franchise agreements offer the following benefits to the franchisee: common use and promotion of RE/MAX and Motto trademarks; distinctive sales and promotional materials; access to technology; marketing tools and education; standardized supplies and other materials used in RE/MAX and Motto offices; recommended procedures for operation of RE/MAX and Motto offices; and specifically for Motto franchisees, access to a variety of quality loan options from multiple leading wholesale lenders. The Company concluded that these benefits are highly related and all part of one performance obligation for each franchise agreement, a license of symbolic intellectual property that is billed through a variety of fees including continuing franchise fees, annual dues, broker fees, marketing funds fees and franchise sales, described below. The Company has other performance obligations associated with contracts with customers in other revenue for education, marketing and events, subscription revenue, loan processing revenue, and data services revenue. The method used to measure progress is over the passage of time for most streams of revenue. The following is a description of principal activities from which the Company generates its revenue.

Continuing Franchise Fees

Continuing franchise fees are fixed contractual fees paid monthly (a) by regional franchise owners in Independent Regions or franchisees in Company-Owned Regions based on the number of RE/MAX agents in the respective franchised region or office or (b) by Motto franchisees based on the number of open offices. Motto offices reach the full monthly billing once the Motto office has been open for 12 months. Continuing franchise fees are recognized in the month for which the fee is billed and are a usage-based royalty as they are dependent on the number of RE/MAX agents or the number of Motto open offices.

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

Agents in Company-Owned Regions who joined RE/MAX prior to 2004, the year the Company began assessing broker fees, are generally “grandfathered” and continue to be exempt from paying a broker fee. Certain agents in Canada do not pay broker fees. As of December 31, 2022, approximately 25% of agents in the U.S. and Canada Company-owned Regions did not pay broker fees. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

During 2022, the Company launched a pilot program with a pricing component that has a capped broker fee per team member, reducing the revenue the Company receives per agent had that agent not been in the program. Revenue from capped broker fees is estimated and recognized ratably over the year that is capped. Due to legacy price structures enacted when certain geographies were Independent Regions, broker fees in a limited number of locations (mainly the acquired U.S. regions from INTEGRA, Texas and parts of Canada) are capped at certain commission levels.

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

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Consolidated Balance Sheets. Other deferred revenue is primarily related to event-based revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2022	New billings	recognized (a)	December 31, 2022
Franchise sales	$26,043	$7,775	$(8,537)	$25,281
Annual dues	15,020	34,820	(35,676)	14,164
Other	5,044	25,377	(23,795)	6,626
	$46,107	$67,972	$(68,008)	$46,071
(a)	Revenue recognized related to the beginning balance for Franchise Sales and Annual Dues was $7.6 million and $14.3 million, respectfully, for the year ended December 31, 2022.

Commissions paid on Franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2022	for new activity	recognized	December 31, 2022
Capitalized contract costs for commissions	$4,010	$1,976	$(2,012)	$3,974

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
U.S. Company-Owned Regions (a)	$157,492	$154,981	$126,406
U.S. Independent Regions (a)	7,086	11,392	13,345
Canada Company-Owned Regions (a)	42,289	27,234	12,659
Canada Independent Regions (a)	2,857	6,510	8,301
Global	12,163	11,501	9,255
Fee revenue (b)	221,887	211,618	169,966
Franchise sales and other revenue (c)	27,385	23,506	20,826
Total Real Estate	249,272	235,124	190,792
U.S. (a)	69,169	68,662	57,974
Canada (a)	19,993	12,722	5,634
Global	1,157	1,007	794
Total Marketing Funds	90,319	82,391	64,402
Mortgage (d)	12,388	10,051	6,610
Other (d)	1,407	2,135	4,197
Total	$353,386	$329,701	$266,001
(a)	On July 21, 2021, the Company acquired INTEGRA. Fee revenue from these regions was previously recognized in the U.S. and Canada Independent Regions and Marketing Funds fees were not charged by the Company. See Note 6, Acquisitions and Dispositions, for more information related to this transaction.
(b)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(c)	Franchise sales and other revenue is derived primarily within the U.S.
(d)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Annual dues	$14,164	$—	$—	$—	$—	$—	$14,164
Franchise sales	6,992	5,842	4,614	3,226	1,764	2,843	25,281
Total	$21,156	$5,842	$4,614	$3,226	$1,764	$2,843	$39,445

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Consolidated Balance Sheets to the amounts presented in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$108,663	$126,270
Restricted cash	29,465	32,129
Total cash, cash equivalents and restricted cash	$138,128	$158,399

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs. These services are primarily comprised of: (a) building and maintaining agent marketing technology, including customer relationship management tools, the remax.com and remax.ca websites, agent, office and team websites, and mobile apps, (b) dedicated employees focused on marketing campaigns, and (c) various administrative services including customer support of technology, accounting and legal. Because these costs are ultimately paid by the Marketing Funds, they do not impact the net income (loss) of Holdings as the Marketing Funds have no reported net income. The Company’s transition to the kvCORE platform, paid for directly by the Marketing Funds, will reduce the future charges Real Estate had historically charged the Marketing Funds (See Restructuring Charges below).

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Technology − operating	$14,436	$13,396	$12,245
Technology − capital (a)	918	954	1,017
Marketing staff and administrative services	5,598	5,782	4,527
Total	$20,952	$20,132	$17,789
(a)	During the third quarter of 2022, due to the Company’s restructuring, the cost of work in process assets that would no longer be placed in service totaling $0.5 million was refunded to the Marketing Funds.

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

The Company records estimates of expected credit losses against its accounts and notes receivable based on historical loss experience and reasonable and supportable forecasts. General economic conditions that affect the Company’s performance, in particular changes in interest rates or the number of existing home sales, are expected to also impact the performance of its franchisees and agents. The allowance for doubtful accounts and notes is based on reasonable and supportable forecasts, historical experience, general economic conditions, and the credit quality of specific accounts. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables and are included as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss).

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

	Balance at beginning of period	Charges/(benefits) to expense for changes in Allowance for doubtful accounts (a)	Write-offs	Balance at end of period
Year Ended December 31, 2022	$9,564	$2,581	$(3,034)	$9,111
Year Ended December 31, 2021	$11,724	$(1,345)	$(815)	$9,564
Year Ended December 31, 2020	$12,538	$2,903	$(3,717)	$11,724

(a) Includes approximately $0.4 million, ($0.4) million and $0.6 million of (benefit)/expense attributable to the Marketing Funds for the years ended December 31, 2022, 2021 and 2020, respectively.

Accumulated Other Comprehensive Income (Loss) and Foreign Currency Translation

Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with stockholders and is comprised of foreign currency translation adjustments.

As of December 31, 2022, the Company, directly and through its franchisees, conducted operations in over 110 countries and territories, including the U.S. and Canada. The functional currency for the Company’s operations is the U.S. dollar, except for its Canadian subsidiaries for which it is the Canadian Dollar.

Assets and liabilities of the Canadian subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of income (loss) and cash flows are translated at the average exchange rates in effect during the applicable period. Exchange rate fluctuations on translating consolidated foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a component of “Accumulated other comprehensive income (loss),” and periodic changes are included in comprehensive income (loss). Were the Company to sell a part or all of its investment in a foreign entity resulting in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, it would release any related cumulative translation adjustment into net income (loss).

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

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from such asset. If not recoverable, the excess of the carrying amount of an asset over its estimated discounted cash flows would be charged to operations as an impairment loss. For each of the years ended December 31, 2022, 2021 and 2020, there were no material impairments indicated for such assets.

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

The Company’s impairment assessment begins with a qualitative assessment to determine if it is more likely than not that a reporting unit’s fair value is less than the carrying amount. The initial qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results as well as other factors which might indicate that the reporting unit’s value has declined since the last assessment date. If it is determined in the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the standard two-step quantitative impairment test is performed. The impairment test consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined by forecasting results and applying an assumed discount rate to determine fair value as of the test date. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. Goodwill impairment exists when the estimated implied fair value of a reporting unit’s goodwill is less than its carrying value.

During 2022, the Company recorded a goodwill impairment in its Gadberry Group reporting unit in the Real Estate segment and during 2021, the Company recorded a goodwill impairment in its First Leads, Inc. (“First”) reporting unit in the Real Estate segment. See Note 8, Intangible Assets and Goodwill for additional information. The Company did not record any goodwill impairments for the year ended December 31, 2020.

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

The Company’s lease liabilities represent the obligation to make lease payments arising from the leases and right of use (“ROU”) assets are recognized as an offset at lease inception. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Many of the Company’s lessee agreements include options to extend the lease, which is not included in the minimum lease terms unless they are reasonably certain to be exercised. Lease costs expense for lease payments related to operating leases (which is substantially all of the Company’s leases) is recognized on a straight-line basis over the lease term and is recorded to “Selling, operating and administrative expenses’ in the Consolidated Statements of Income (Loss).

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

Restructuring Charges

During the third quarter of 2022, the Company began incurring expenses related to a restructuring in its business and technology offerings with the phased rollout of the kvCORE platform, replacing the functionality previously provided by the booj platform. A significant amount of these costs are termination benefits related to workforce reductions including severance and related expenses received by former employees. For the year ended 2022, the Company incurred $11.7 million of expenses related to this restructure, including $7.6 million of severance and related expenses, $2.2 million of accelerated equity-based compensation expense, a $1.2 million write off of capitalized software development costs and $0.7 million of accelerated amortization. See Note 9, Accrued Liabilities, for a rollforward of the liability related to the restructure as of December 31, 2022.

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

The Company had a short-term $74.0 million Canadian dollar forward contract that matures in the first quarter of 2023 that net settles in U.S. dollar based on the prevailing spot rates at maturity. As of December 31, 2022, the Company has an unrealized loss of $0.1 million related to this forward contract.

Recently Adopted Accounting Pronouncements

None.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The new guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. The relief is temporary and only available until December 31, 2024, when the reference rate replacement activity is expected to have completed. The Company believes the amendments of ASU 2020-04 will not have a significant impact on the Company’s consolidated financial statements and related disclosures as the Company does not currently engage in interest rate hedging of its LIBOR based debt, nor does it believe it has any material contracts tied to LIBOR other than its Senior Secured Credit Agreement, as discussed in Note 10, Debt. The Company amended the Senior Secured Credit agreement in July 2021 to include provisions for transition to an alternative reference rate (likely SOFR) in the future.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805)- Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets (commissions related to franchise sales) and contract liabilities (deferred revenue) acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. This would impact the Company’s future Independent Region acquisitions and could have a material effect depending on the acquisition size as the fair value of these items are typically nominal at acquisition date. There would be no impact to cash flows.

3. Leases

The Company leases corporate offices, a distribution center, billboards and certain equipment. The Company’s only significant lease is for its corporate headquarters office building (the “Headquarters Lease”) and expires in 2028. The Company pays an annual base rent that escalates 3% each year and the Headquarters Lease has two 10-year optional renewal periods at the Company’s discretion, which is not reasonably certain to be exercised in 2028. The Company also acts as the lessor for six sublease agreements on the Headquarters Lease, each of which include a renewal option for the lessee to extend the length of the lease, with varying options to renew. The Company does not recognize leases for any offices used by the Company’s franchisees as all franchisees are independently owned and operated.

A summary of the Company’s lease cost is as follows (in thousands, except for weighted-averages):

	Year Ended December 31,
	2022	2021	2020
Lease Cost
Operating lease cost (a)(b)	$11,377	$11,565	$12,085
Sublease income (a)	(2,159)	(1,999)	(1,434)
Short-term lease cost (c)	10,023	5,436	5,959
Total lease cost	$19,241	$15,002	$16,610
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	9,406	9,071	8,520
Weighted-average remaining lease term in years - operating leases	5.3	6.4	7.4
Weighted-average discount rate - operating leases	6.2%	6.3%	6.3%
(a)	All the Company’s material leases are classified as operating leases.
(b)	Includes approximately $3.6 million, $3.5 million and $3.6 million of taxes, insurance and maintenance for the years ended December 31, 2022, 2021, and 2020 respectively.
(c)	Includes expenses associated with short-term leases of billboard advertisements and is included in “Marketing Funds expenses” on the Consolidated Statements of Income (Loss) for the years ended December 31, 2022, 2021 and 2020.

Maturities under non-cancellable leases were as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
2023	$9,665	(1,951)	$7,714
2024	9,923	(2,138)	7,785
2025	10,140	(1,220)	8,920
2026	10,230	(1,077)	9,153
2027	10,201	(1,099)	9,102
Thereafter	2,989	(372)	2,617
Total lease payments	$53,148	$(7,857)	$45,291
Less: imputed interest	8,091
Present value of lease liabilities	$45,057

Lease Impairment

During the first and third quarters of 2022, the Company subleased portions of its corporate headquarters. As a result, the Company performed impairment tests on the portions subleased. Based on a comparison of undiscounted cash flows to the right of use (“ROU”) asset, the Company determined that the asset was impaired, driven largely by the difference between the existing lease rate on the Company’s corporate headquarters and the sublease rates received. This resulted in impairment charges of $3.7 million for the first quarter 2022 and $2.5 million for the third quarter 2022, or a total reduction to basic earnings per share of $0.15 per share for the year ended December 31, 2022, which reflect the excess of the ROU asset carrying value over its fair value.

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

Lease Termination

During the second quarter of 2022, the Company terminated its booj office lease, which was owned by an entity controlled by former employees of the Company. As a result, the Company wrote off an ROU asset of $2.7 million and derecognized $1.5 million of lease liability associated with the terminated lease. The Company also recognized a loss on termination of $2.5 million, which included a lease termination payment of $1.3 million.

4. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	December 31, 2022		December 31, 2021
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	41.3%	12,559,600	40.0%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	17,874,238	58.7%	18,806,194	60.0%
Total common units in RMCO	30,433,838	100.0%	31,365,794	100.0%

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

	Year Ended December 31,
	2022			2021			2020
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.8%	40.2%	100.0%	59.8%	40.2%	100.0%	59.1%	40.9%	100.0%
Income (loss) before provision for income taxes(a)	$11,090	$7,038	$18,128	$(13,424)	$(8,737)	$(22,161)	$17,588	$12,120	$29,708
(Provision) / benefit for income taxes(b)(c)	(4,980)	(2,391)	(7,371)	(2,192)	(267)	(2,459)	(6,338)	(2,824)	(9,162)
Net income (loss)	$6,110	$4,647	$10,757	$(15,616)	$(9,004)	$(24,620)	$11,250	$9,296	$20,546
(a)	The weighted average ownership percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain relatively insignificant items recorded at RE/MAX Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income (loss) from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions. See Note 12, Income Taxes, for additional information.
(c)	The provision for income taxes attributable to the non-controlling interest represents its share of taxes incurred by RMCO and its subsidiaries (both foreign taxes and taxes from non-flow through subsidiaries). Otherwise, because RMCO is a flow-through entity, there is no U.S. federal and state income tax provision recorded on the non-controlling interest. Amounts shown for the year ended December 31, 2021 include a reversal of an uncertain tax position, the majority of which was allocated to the non-controlling interest (see Note 12, Income Taxes for additional information).

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Tax distributions	$2,276	$2,650	$3,006
Dividend distributions	11,556	11,556	11,052
Total distributions to non-controlling unitholders	$13,832	$14,206	$14,058

On February 15, 2023, the Company announced that its Board of Directors approved a distribution to non-controlling unitholders of $2.9 million, which is payable on March 22, 2023.

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

In connection with the initial sale of RMCO common units in October 2013, Holdings entered into Tax Receivable Agreements (“TRAs”) which require that Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. The TRA holders as of December 31, 2022 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. This liability is recorded within “Current portion of payable pursuant to tax receivable agreements” and “Payable pursuant to tax receivable agreement” in the Consolidated Balance Sheets and were $26.6 million and $30.5 million in aggregate as of December 31, 2022 and 2021, respectively. Similar to the deferred tax assets, the TRA liabilities would increase if Holdings acquired additional common units of RMCO from RIHI.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended
	December 31,
	2022	2021	2020
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$6,110	$(15,616)	$11,250
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,678,774	18,690,442	18,170,348
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,678,774	18,690,442	18,170,348
Add dilutive effect of the following:
Restricted stock (a)	165,922	—	153,898
Weighted average shares of Class A common stock outstanding, diluted	18,844,696	18,690,442	18,324,246
Earnings (loss) per share of Class A common stock
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, basic	$0.33	$(0.84)	$0.62
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock, diluted	$0.32	$(0.84)	$0.61
(a)	As the Company had a net loss for the year ended December 31, 2021, these shares would have been considered anti-dilutive and therefore there is no effect on the weighted average shares of Class A common stock outstanding EPS calculation.

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Year Ended December 31,
	2022		2021		2020
Quarter end declared	Date paid	Per share	Date paid	Per share	Date paid	Per share
March 31	March 16, 2022	$0.23	March 17, 2021	$0.23	March 18, 2020	$0.22
June 30	May 25, 2022	0.23	June 2, 2021	0.23	June 2, 2020	0.22
September 30	August 30, 2022	0.23	August 31, 2021	0.23	September 2, 2020	0.22
December 31	November 30, 2022	0.23	December 1, 2021	0.23	December 2, 2020	0.22
		$0.92		$0.92		$0.88

On February 15, 2023, the Company announced that its Board of Directors approved a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on March 22, 2023 to stockholders of record at the close of business on March 8, 2023.

Share Repurchases and Retirement

In January 2022, the Company’s Board of Directors authorized a common stock repurchase program of up to $100 million. During the year ended December 31, 2022, 1,533,728 shares of the Company’s Class A common stock were repurchased and retired for $34.1 million excluding commissions, at a weighted average cost of $22.23. As of December 31, 2022, $65.9 million remained available under the share repurchase program.

6. Acquisitions and Dispositions

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

Gadberry Group & wemlo

On September 10, 2020, the Company acquired the Gadberry Group for $4.6 million in cash, net of cash acquired, and $5.5 million in Class A common stock, plus approximately $9.9 million of equity-based compensation, which was expected to be accounted for as compensation expense in the future over two to three years (see Note 13, Equity-Based Compensation for additional information). In addition, the Company recorded a contingent consideration liability in connection with the purchase of the Gadberry Group, which had an acquisition date fair value of $0.9 million, measured at the present value of the probability weighted consideration expected to be transferred. The Gadberry Group is a location intelligence data company whose products have been instrumental in the success of the Company’s consumer website, www.remax.com. Founded in 2000, the Gadberry Group specializes in building products that help clients solve geospatial challenges through location data.

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

	Year Ended
	December 31,
	2022 (a)	2021	2020
Total revenue	$353,386	$356,489	$309,480
Net income (loss) attributable to RE/MAX Holdings, Inc.	$6,110	$(16,092)	$6,493
(a)	Amounts agree to the Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2022, as it includes the actual results from the INTEGRA acquisition and are therefore not pro forma.

Dispositions

Assets and Liabilities Held for Sale

As part of the strategic shift and restructuring charges announced in July 2022, the Company initially planned to sell the net assets of the Gadberry Group. However, during the fourth quarter of 2022, the Company made the decision to wind down the Gadberry Group and is no longer held for sale as of December 31, 2022. The carrying value of the Gadberry Group assets was more than the fair value as of December 31, 2022 and thus an impairment charge was recorded. Refer to Note 8, Intangible Assets and Goodwill for more information.

7. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable Life	2022	2021
Leasehold improvements	Shorter of estimated useful life or life of lease	$8,335	$5,989
Office furniture, fixtures and equipment	2 - 10 years	12,404	16,115
Total property and equipment		20,739	22,104
Less accumulated depreciation		(10,946)	(9,418)
Total property and equipment, net		$9,793	$12,686

Depreciation expense was $2.4 million, $2.2 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

8. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of December 31, 2022			As of December 31, 2021
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.3	$224,397	$(104,223)	$120,174	$267,770	$(123,938)	$143,832
Other intangible assets:
Software (a)	4.0	$48,658	$(32,198)	$16,460	$51,368	$(29,682)	$21,686
Trademarks	8.6	1,713	(1,272)	441	2,356	(1,533)	823
Non-compete agreements	4.3	12,953	(4,878)	8,075	13,100	(4,563)	8,537
Training materials	5.0	2,400	(2,080)	320	2,400	(1,600)	800
Other	7.0	870	(403)	467	1,670	(986)	684
Total other intangible assets	4.3	$66,594	$(40,831)	$25,763	$70,894	$(38,364)	$32,530
(a)	As of December 31, 2022 and 2021, capitalized software development costs of $4.6 million and $1.9 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $33.4 million, $29.1 million and $24.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

2023	29,727
2024	25,159
2025	21,244
2026	14,584
2027	9,136
Thereafter	46,087
$145,937

The following table presents changes to goodwill by reportable segment for the period from January 1, 2021 to December 31, 2022 (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2021	$146,725	$18,633	$165,358
Purchase price adjustments	133	—	133
Goodwill recognized from acquisitions	108,938	—	108,938
Impairment Charge	(5,123)	—	(5,123)
Effect of changes in foreign currency exchange rates	(191)	—	(191)
Balance, January 1, 2022	$250,482	$18,633	$269,115
Purchase price adjustments	(332)	—	(332)
Impairment charge	(7,100)	—	(7,100)
Effect of changes in foreign currency exchange rates	(3,057)	—	(3,057)
Balance, December 31, 2022	$239,993	$18,633	$258,626

Impairment charge - goodwill

The Company assesses goodwill for impairment at least annually or whenever an event occurs, or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results.

During the fourth quarter of 2022, in connection with the strategic shift and restructuring of its business, the Company made the decision to wind down the Gadberry Group reporting unit in the Real Estate segment. Therefore, the Company fully impaired the Gadberry Group reporting unit goodwill and recorded a non-cash impairment charge of $7.1 million, in “Settlement and impairment charges” in the Consolidated Statements of Income (Loss).

During the third quarter of 2021, the Company identified impairment indicators associated with its First reporting unit in the Real Estate segment, primarily due to lower-than-expected adoption rates of the technology. This also resulted in a downward revision to the long-term adoption rate, which is a significant input in calculating the fair value of the reporting unit. Because of this, the Company performed an interim impairment test on the goodwill at its First reporting unit, as of August 31, 2021, using a discounted cash flow method. As a result of this impairment test, the Company recorded a non-cash impairment charge of $5.1 million, recorded in “Settlement and impairment charges” in the Consolidated Statements of Income (Loss).

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Marketing Funds (a)	$47,670	$61,997
Accrued payroll and related employee costs	14,419	22,634
Accrued taxes	2,025	2,053
Accrued professional fees	1,331	3,660
Other	5,306	6,424
	$70,751	$96,768
(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information.

The following table presents a rollforward of the liability as related to the strategic shift and restructure of its business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance, January 1, 2022	$—
Severance and other related expenses (a)	7,578
Cash payments	(3,947)
Balance, December 31, 2022	$3,631
(a)	Excludes $2.2 million of non-cash equity-based compensation expense from the accelerated vesting of certain grants in connection with the restructuring. See Note 2, Summary of Significant Accounting Policies for additional information.

10. Debt

Debt, net of current portion, consists of the following (in thousands):

	As of December 31,
	2022	2021
Senior Secured Credit Facility	$453,101	$457,700
Less unamortized debt issuance costs	(3,532)	(4,168)
Less unamortized debt discount costs	(1,249)	(1,473)
Less current portion	(4,600)	(4,600)
	$443,720	$447,459

Maturities of debt are as follows (in thousands):

As of December 31,
2023	$4,600
2024	4,600
2025	4,600
2026	4,600
2027	4,600
Thereafter	430,101
$453,101

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its Senior Secured Credit Facility to fund the acquisition of INTEGRA and refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility which must be repaid on July 21, 2026.

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans at $1.2 million per quarter. RE/MAX, LLC is also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF” as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR” as defined in the Senior Secured Credit Facility) is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. In addition, the Company is limited in the amount of restricted payments it can make as defined in the Senior Secured Credit Facility. These restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, the Company can make unlimited restricted payments, so long as the TLR is below 3.50:1 (both before and after giving effect to such payments). As of December 31, 2022, our TLR was 3.00:1, as such no ECF payment was required, and the limits on restricted payments were not applicable.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”)) on or before June 2023 (the LIBOR Rate cessation date). As of December 31, 2022, the interest rate on the term loan facility was 6.9%.

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

11. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Quoted prices for identical instruments in active markets.
●	Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations, in which all significant inputs are observable in active markets. The fair value of the Company’s debt reflects a Level 2 measurement and was estimated based on quoted prices for the Company’s debt instruments in an inactive market.
●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Level 3 liabilities that are measured at fair value on a recurring basis consist of the Company’s contingent consideration related to the acquisition of Motto.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of December 31, 2022				As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$3,710	$—	$—	$3,710	$4,530	$—	$—	$4,530
Gadberry Group contingent consideration	817	—	—	817	1,250	—	—	1,250
Contingent consideration (a)	$4,527	$—	$—	$4,527	$5,780	$—	$—	$5,780
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 60-140 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales would decrease the liability by $0.1 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.1 million. As of December 31, 2022, contingent consideration also includes an amount recognized in connection with the acquisition of the Gadberry Group (see Note 6, Acquisitions and Dispositions, for more information on this acquisition). The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2021	$6,340
Fair value adjustments	309
Cash payments	(869)
Balance at January 1, 2022	$5,780
Fair value adjustments	(133)
Cash payments	(1,120)
Balance at December 31, 2022	$4,527

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the year ended December 31, 2022.

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$448,320	$414,587	$452,059	$454,267

12. Income Taxes

“Income (loss) before provision for income taxes” as shown in the accompanying Consolidated Statements of Income (Loss) is comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(25,443)	$(53,152)	$15,515
Foreign	43,571	30,991	14,193
Total	$18,128	$(22,161)	$29,708

Components of the “Provision for income taxes” in the accompanying Consolidated Statements of Income (Loss) consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$696	$798	$2,265
Foreign	6,856	3,556	4,418
State and local	2	633	580
Total current expense	7,554	4,987	7,263
Deferred expense
Federal	1,039	(840)	1,288
Foreign	(1,522)	(752)	351
State and local	300	(936)	260
Total deferred expense	(183)	(2,528)	1,899
Provision for income taxes	$7,371	$2,459	$9,162

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	2.7	3.1	3.1
Income attributable to non-controlling interests (a)	(9.3)	(9.3)	(9.9)
Subtotal	14.4%	14.8%	14.2%
Non-creditable foreign and domestic taxes - non-controlling interest (b)(c)	14.0	(7.0)	5.1
Non-creditable foreign taxes - RE/MAX Holdings (c)(d)	8.1	(3.7)	2.1
Foreign derived intangible income deduction (c)	—	4.4	(3.1)
Other permanent differences	4.3	(1.2)	2.0
Uncertain tax positions	—	6.1	1.9
Loss on contract settlement (e)	—	(26.7)	—
Adjustments to state taxes (f)	—	3.9	—
162(m) compensation limitation	1.1	(1.8)	—
Conversions of acquired C-Corporations to pass-through entities (g)	—	—	8.4
Other	(1.2)	0.1	0.2
	40.7%	(11.1)%	30.8%
(a)	Given the majority of the Company’s income is generated via a pass-through entity of which the non-controlling interest owns approximately 40%, that proportion of the Company’s income is not subject to U.S. or state income tax rates.

(b)	Approximately 40% of foreign taxes paid at the RMCO level and corporate subsidiary taxes are attributable to the non-controlling interest. As a result, these taxes are not creditable against the U.S. taxes of Holdings.
(c)	The percentage impact of these items in 2021 switched directionally because the Company’s pre-tax net income changed from positive to negative in 2020 while the underlying tax or deduction was relatively unchanged.
(d)	While a portion of foreign taxes are creditable within the U.S., most of the taxes paid in Canada are not creditable.
(e)	Loss on contract settlement is a result of the acquisition of INTEGRA and is not recognized for US income tax purposes.
(f)	As a result of the acquisition of INTEGRA, the state filing footprint of RE/MAX has changed which has modified the blended state rate and resulted in a small remeasurement of net deferred tax assets in 2021.
(g)	In 2020, the Company converted wemlo and First from C Corporations to flow-through entities, which triggered taxable gains. These conversions are expected to provide long-term tax benefits, both additional amortization and avoiding double taxation on profits.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets.

These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2022	2021
Long-term deferred tax assets
Goodwill, other intangibles and other assets	$36,027	$39,531
Imputed interest deduction pursuant to tax receivable agreements	1,960	2,241
Operating lease liabilities	2,728	2,362
Compensation and benefits (a)	4,703	5,904
Allowance for doubtful accounts	1,272	1,167
Contingent consideration liability	651	839
Deferred revenue	3,885	3,953
Foreign tax credit carryforward	9,077	4,510
Net operating loss carryforward (b)	83	653
163j business interest limitation carryforward	479	—
Other	1,387	1,034
Total long-term deferred tax assets	62,252	62,194
Valuation allowance (c)	(9,071)	(7,671)
Total long-term deferred tax assets, net of valuation allowance	53,181	54,523
Long-term deferred tax liabilities
Property and equipment and other long lived assets	(281)	(1,239)
Goodwill, other intangibles and other assets (a)	(13,768)	(15,499)
Other	(804)	(1,170)
Total long-term deferred tax liabilities	(14,853)	(17,908)
Net long-term deferred tax assets	38,328	36,615
Total deferred tax assets and liabilities	$38,328	$36,615
(a)	Amounts include deferred tax liabilities related to the acquisition of INTEGRA’s U.S. and Canadian subsidiaries.
(b)	Net operating loss for the Company’s Canadian subsidiary.
(c)	Includes a valuation allowance on deferred tax assets for goodwill and other intangibles in the Company’s Western Canada operations, as well as foreign tax credit carryforwards.

As of December 31, 2022, the Company had $9.1 million in unutilized foreign tax credit carryforwards. If unused, the carryforwards will begin to expire during the years 2027-2033. This amount includes approximately $6.1 million of foreign tax credits that have a valuation allowance booked against them as of December 31, 2022.

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

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Holdings will file its 2022 income tax returns by October 15, 2023. RMCO is not subject to domestic federal income taxes as it is a flow-through entity; however, RMCO is still required to file an annual U.S. Return of

Partnership Income. With respect to state and local jurisdictions and countries outside of the U.S., the Company and its subsidiaries are typically subject to examination for three to four years after the income tax returns have been filed. As such, income tax returns filed since 2018 are subject to examination.

Uncertain Tax Positions

During 2022 a portion of the uncertain tax position and related indemnification asset assumed in connection with the INTEGRA acquisition was reversed as a result of lapse of applicable statute of limitations.

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

During 2021 and in connection with the INTEGRA acquisition, the Company assumed an uncertain tax position related to certain U.S. tax matters and also recorded a largely offsetting related indemnification asset. See Note 6, Acquisitions and Dispositions for further details.

Uncertain tax position liabilities represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the consolidated financial statements and are recognized in “Income taxes payable” in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount, excluding interest and penalties is as follows:

	As of December 31,
	2022	2021
Balance, January 1	$1,587	$5,300
Increases related to prior period tax positions	—	96
Decrease related to prior year tax positions	(882)	(815)
Increase related to tax positions from acquired companies	309	1,587
Settlements	—	(4,944)
Foreign currency transaction (gains) losses	—	363
Balance, December 31	$1,014	$1,587
(a)	Excludes accrued interest and penalties of $0.3 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. These related interest and penalties are recognized in “Income taxes payable” within the Consolidated Balance Sheets.

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

Employee stock-based compensation expense under the Company’s Incentive Plan, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Expense from time-based awards (a)	$16,103	$21,042	$12,224
Expense from performance-based awards (b)	2,175	6,073	2,150
Expense from bonus to be settled in shares (c)	3,766	7,183	1,925
Equity-based compensation capitalized	—	—	(32)
Equity-based compensation expense	22,044	34,298	16,267
Tax benefit from equity-based compensation	(3,238)	(5,052)	(2,308)
Deficit / (excess) tax benefit from equity-based compensation	536	(121)	378
Net compensation cost	$19,342	$29,125	$14,337
(a)	During 2022, the Company recognized $2.2 million of expense upon the acceleration of certain grants issued in connection with the restructuring, as further discussed in Note 2, Summary of Significant Accounting Policies. In addition, during the third quarter of 2022, the Company recognized $1.4 million of expense upon acceleration of certain grants that were issued to two employees and former owners of an acquired company who departed during the third quarter of 2022.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. During the first quarter of 2022, the Company had a significant amount of forfeitures related to performance-based awards issued to the Company’s former CEO which, subsequent to his departure, will no longer vest.
(c)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

Time-based restricted stock units and restricted stock awards are valued using the Company’s closing stock price prior to the date of grant. Grants awarded to the Company’s Board of Directors generally vest over a one-year period. Grants awarded to the Company’s employees, other than grants issued to former owners in connection with acquisitions, generally vest equally in annual installments over a two or three-year period. Grants awarded to former owners in connection with acquisitions vest in varying lengths from two to four years. Refer to Note 6, Acquisitions and Dispositions, for additional discussion regarding the details of these transactions. Compensation expense is recognized on a straight-line basis over the vesting period.

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2022	765,813	$36.84
Granted (a)	512,741	$27.58
Shares vested (including tax withholding) (b)	(485,450)	$34.09
Forfeited	(182,002)	$32.74
Balance, December 31, 2022	611,102	$32.48
(a)	The weighted average grant date fair value per share for the years ended December 31, 2021 and 2020 were $39.14 and $33.05, respectively.
(b)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

At December 31, 2022, there was $7.2 million of total unrecognized expense for time-based restricted stock awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.5 years.

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

The following table summarizes equity-based compensation activity related to PSUs:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2022	241,821	$31.02
Granted (a)	263,060	$27.68
Shares vested (including tax withholding) (b)(c)	(184,592)	$28.00
Forfeited	(202,008)	$29.95
Balance, December 31, 2022	118,281	$30.13
(a)	The weighted average grant date fair value per share for the years ended December 31, 2021 and 2020 were $40.02 and $28.34, respectively.
(b)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.
(c)	Includes PSUs that were granted on December 31, 2020, that vested on December 31, 2022. The number of shares that vest are dependent on the minimum thresholds conditions.

At December 31, 2022, there was $2.3 million of total unrecognized PSU expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.5 years for PSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 1,067,053 additional shares available for the Company to grant under the Incentive Plan as of December 31, 2022. The Incentive Plan expires on October 1, 2023.

14. Commitments and Contingencies

A number of putative class action complaints are pending against the National Association of Realtors (“NAR”), Anywhere Real Estate, Inc. (formerly Realogy Holdings Corp.), HomeServices of America, Inc., RE/MAX, LLC and Keller Williams Realty, Inc. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the United States District Court for the Northern District of Illinois (the “Moehrl Action”). Similar actions have been filed in various federal courts. The complaints make substantially similar allegations and seek substantially similar relief. For convenience, all of these lawsuits are collectively referred to as the “Moehrl-related antitrust litigations.” In the Moehrl Action, the plaintiffs allege that a NAR rule that requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, results in increased costs to sellers and is in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints added allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. While similar to the Moehrl Action, the Moehrl-related antitrust litigations also allege: state antitrust violations; unjust enrichment; state consumer protection statute violations; harm to home buyers rather than sellers; violations of the Missouri Merchandising Practices Act; and claims against a multiple listing service (MLS) defendant rather than NAR.

In one of the Moehrl-related antitrust litigations, filed by plaintiffs Scott and Rhonda Burnett and others in the Western District of Missouri, the court on April 22, 2022 granted plaintiffs’ motion for class certification and a trial date is now set for October 2023. Among other relief, plaintiffs seek damages equal to all buyer commissions paid by sellers in four MLSs primarily in Missouri during the class period from April 29, 2015 to present. If any damages are awarded, such damages could be trebled and defendants would be jointly and severally liable. On December 29, 2022, the Burnett court entered an order directing the parties to conduct a mediation no later than March 15, 2023.

On April 9, 2021, a putative class action claim was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021 (see Note 6, Acquisitions and Dispositions, for additional information), Century 21 Canada Limited Partnership, Royal Lepage Real Estate Services Ltd., and many other real estate companies, collectively the “Defendants”, by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants conspired, agreed or arranged with each other and acted in furtherance of their conspiracy to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”) in violation of the Canadian Competition Act. On February 24, 2022, Plaintiff filed a Fresh as Amended Statement of Claim. With respect RE/MAX OA, the amended claim alleges franchisor defendants aided and abetted their respective franchisee brokerages and their salespeople in violation of the section 45(1) of the Competition Act.  Among other requested relief, Plaintiff seeks damages against the defendants and injunctive relief.

The Company intends to vigorously defend against all claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. The Company is unable to predict whether resolution of these matters would have a material effect on its financial position or results of operations. The Moehrl Action, Moehrl-related antitrust litigations (collectively referred to as the “Moehrl-related antitrust litigations”), and Sunderland Action consist of:

Christopher Moehrl et al. v. The National Association of Realtors, Realogy Holdings Corp., HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc. RE/MAX, LLC., and Keller Williams Realty, Inc., filed on March 6, 2019 in the U.S. District Court for the Northern District of Illinois.

Scott and Rhonda Burnett et al. v. The National Association of Realtors, Realogy Holdings Corp., HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX, LLC, and Keller Williams Realty, Inc., filed on April 29, 2019 in the U.S. District Court for the Western District of Missouri.

Jennifer Nosalek et al. v. MLS Property Information Network, Inc., Realogy Holdings Corp., HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX, LLC, Keller Williams Realty, Inc., filed on December 17, 2020 in the U.S. District Court for the District of Massachusetts.

Mya Batton et al. v. The National Association of Realtors, Realogy Holdings Corp., HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX, LLC, and Keller Williams Realty, Inc., filed on January 25, 2021 in the U.S. District Court for the Northern District of Illinois.

Mark Sunderland v. Toronto Regional Real Estate Board (TRREB), The Canadian Real Estate Association (CREA), RE/MAX Ontario-Atlantic Canada Inc. o/a RE/MAX INTEGRA, Century 21 Canada Limited Partnership, Residential Income Fund, L.P., Royal Lepage Real Estate Services Ltd., Homelife Realty Services Inc., Right At Home Realty Inc., Forest Hill Real Estate Inc., Harvey Kalles Real Estate Ltd., Max Wright Real Estate Corporation, Chestnut Park Real Estate Limited, Sutton Group Realty Services Ltd. and IPRO Realty Ltd., filed April 9, 2021 in the Federal Court of Canada.

15. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2022, 2021 and 2020, the Company recognized expense of $3.2 million, $1.5 million and $1.0 million, respectively, for matching contributions to the 401(k) Plan. During 2020, as part of a cost mitigation plan due to COVID-19, the Company suspended the matching contributions to the 401(k) Plan in the final three quarters of the year. The Company’s 401(k) matching contribution was reinstated in 2021.

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

The following table presents revenue from external customers by segment (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Continuing franchise fees	$123,272	$110,613	$84,863
Annual dues	35,676	35,549	35,075
Broker fees	62,939	65,456	50,028
Franchise sales and other revenue	27,385	23,506	20,826
Total Real Estate	249,272	235,124	190,792
Continuing franchise fees	10,117	7,891	5,354
Franchise sales and other revenue	2,271	2,160	1,256
Total Mortgage	12,388	10,051	6,610
Marketing Funds fees	90,319	82,391	64,402
Other	1,407	2,135	4,197
Total revenue	$353,386	$329,701	$266,001

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Adjusted EBITDA: Real Estate	$128,301	$125,153	$96,079
Adjusted EBITDA: Mortgage	(6,368)	(5,321)	(2,255)
Adjusted EBITDA: Other	(301)	(249)	(1,266)
Adjusted EBITDA: Consolidated	121,632	119,583	92,558
Loss on contract settlement (a)	—	(40,900)	—
Loss on extinguishment of debt (b)	—	(264)	—
Impairment charge - leased assets (c)	(6,248)	—	(7,902)
Impairment charge - goodwill (d)	(7,100)	(5,123)	—
Loss on lease termination (e)	(2,460)	—	—
Equity-based compensation expense	(22,044)	(34,298)	(16,267)
Acquisition-related expense (f)	(1,859)	(17,422)	(2,375)
Fair value adjustments to contingent consideration (g)	133	(309)	(814)
Restructuring charges (h)	(8,690)	—	—
Other	(24)	(968)	(503)
Interest income	1,460	217	340
Interest expense	(20,903)	(11,344)	(9,223)
Depreciation and amortization	(35,769)	(31,333)	(26,106)
Income (loss) before provision for income taxes	$18,128	$(22,161)	$29,708
(a)	Represents the effective settlement of the pre-existing master franchise agreements with INTEGRA that was recognized with the acquisition. See Note 6, Acquisitions and Dispositions for additional information.
(b)	The loss was recognized in connection with the amended and restated Senior Secured Credit Facility. See Note 10, Debt for additional information.
(c)	Represents the impairment recognized on portions of the Company’s corporate headquarters office building. See Note 3, Leases for additional information.
(d)	During the fourth quarter of 2022, in connection with the restructuring of the business and technology offerings, the Company made the decision to wind down the Gadberry Group, resulting in an impairment charge to the Gadberry Group reporting unit goodwill. In addition, during 2021, lower than expected adoption rates of the First technology resulted in downward revisions to long-term forecasts, resulting in an impairment charge to the First reporting unit goodwill. See Note 8, Intangible Assets and Goodwill for additional information.
(e)	During the second quarter of 2022, a loss was recognized in connection with the termination of the booj office lease. See Note 3, Leases for additional information.

(f)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(g)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 11, Fair Value Measurements for additional information.
(h)	During the second half of 2022, the Company incurred expenses related to the restructuring of the business and technology offerings, including $7.6 million of severance and related expenses and a $1.2 million write off of capitalized software development costs. See Note 2, Summary of Significant Accounting Policies for additional information.

The following table presents total assets of the Company’s segments (in thousands):

	As of December 31,
	2022	2021
Real Estate	$588,216	$674,034
Marketing Funds	64,755	63,313
Mortgage	42,143	38,359
Other	120	427
Total assets	$695,234	$776,133

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2022 our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, using the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, an independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. See Part II, Item 8, “Report of Independent Registered Public Accounting Firm.”

C.	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

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

The remaining information required by this Item 10 will be included in our definitive proxy statement for our 2022 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2022 with respect to shares of our Class A common stock issuable under our equity compensation plan:

Equity Compensation Plan Information

Remaining Available for
Future Issuance Under
	Number of Securities to		Weighted-Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column (a))
Equity compensation plans approved by security holders	729,383	(1)	$—	1,067,053
Equity compensation plans not approved by security holders	—		—	—
Total	729,383	(1)	$—	1,067,053
(1)	Represents shares issuable upon vesting of unvested restricted stock units.
(2)	The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021
●	Consolidated Statements of Income (Loss) for the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020
●	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020
●	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2022
●	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.2
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-36101	2/21/2020	4.2
10.1	2013 Omnibus Incentive Plan and related documents.†	S-8	333-191519	10/1/2013	4.2
10.2	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.3	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.4	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.5	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-K	001-36101	2/21/2020	10.5
10.6	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.7	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.8	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.†	S-1	333-190699	9/27/2013	10.3
10.9	Form of Time-Based Restricted Stock Unit Award.†	10-K	333-190699	2/24/2017	10.11
10.10	Form of Time-Based Restricted Stock Unit Award.†	10-K	011-36101	2/25/2021	10.10
10.11	Form of Time-Based Restricted Stock Unit Award.†	10-Q	011-36101	12/21/2021	10.2
10.12	Form of Performance-Based Restricted Stock Unit Award.†	10-K	011-36101	2/22/2019	10.12
10.13	Form of Performance-Based Restricted Stock Unity Award. †	10-K	011-36101	2/25/2021	10.12
10.14	Form of Restricted Stock Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.15
10.15	Form of Restricted Stock Award (General).†	S-1	333-190699	9/27/2013	10.16
10.16	Form of Stock Option Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.17
10.17	Form of Stock Option Award (General).†	S-1	333-190699	9/27/2013	10.18
10.18	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC	10-Q	001-36101	8/7/2015	10.3
10.19	Joinder, dated October 4, 2018, among RE/MAX Holdings, Inc., Oberndorf Investments LLC and Parallaxes Capital Opportunities fund I LP	10-K	001-36101	2/22/2019	10.18
10.20	Joinder, dated December 19, 2018, among RE/MAX Holdings, Inc., Parallaxes Capital Opportunities Fund I LP and Parallaxes Rain Co-Investment, LLC	10-K	001-36101	2/22/2019	10.19
10.21	Amended and Restated Credit Agreement, dated as of December 15, 2016, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*	8-K	001-36101	12/21/2016	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.22	Consent and Waiver, dated November 14, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	11/15/2017	10.1
10.23	Second Consent and Waiver, dated December 19, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	12/26/2017	10.1
10.24	Second Amended and Restated Credit Agreement, dated as of July 21, 2021, by and among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	7/21/2021	10.1
10.25	Equity Purchase Agreement, dated January 1, 2019, by and between RADF, LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.23
10.26	Asset Purchase Agreement, dated January 1, 2019, by and between RE/MAX Texas Ad Fund, Inc.	10-K	001-36101	2/22/2019	10.24
10.27	Share Purchase Agreement, dated January 1, 2019, by and between RE/MAX of Western Canada (1998), LLC and David Liniger	10-K	001-36101	2/22/2019	10.25
10.28	Share Purchase Agreement, dated January 1, 2019, by and between Motto Franchising, LLC and David Liniger	10-K	001-36101	2/22/2019	10.26
10.29	Severance Pay Benefit Plan	8-K	001-36101	4/11/2019	10.1
10.30	Executive Separation and General Release Agreement	8-K	001-36101	1/11/2022	10.1
10.31	Interim Executive Agreement	8-K	001-36101	1/11/2022	10.2

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.32	Form of RE/MAX Holdings, Inc. Reward and Retention Agreement	8-K	001-36101	1/11/2022	10.3
10.33	First Amendment to Interim Executive Agreement	8-K	001-36101	11/2/2022	10.1
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

RE/MAX Holdings, Inc.
(Registrant)

Date: February 28, 2023	By:	/s/ Stephen P. Joyce
Stephen P. Joyce
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2023	By:	/s/ Karri R. Callahan
Karri R. Callahan
Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2023	By:	/s/ Adam W. Grosshans
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

Signature	Title	Date
/s/ Stephen P. Joyce	Director and Chief Executive Officer	February 28, 2023
Stephen P. Joyce	(Principal Executive Officer)

/s/ Karri R. Callahan	Chief Financial Officer	February 28, 2023
Karri R. Callahan	(Principal Financial Officer)

/s/ Adam W. Grosshans	Chief Accounting Officer	February 28, 2023
Adam W. Grosshans	(Principal Accounting Officer)

/s/ David L. Liniger	Chairman and Co-Founder	February 28, 2023
David L. Liniger

/s/ Gail A. Liniger	Vice Chair and Co-Founder	February 28, 2023
Gail A. Liniger

/s/ Kathleen J. Cunningham	Director	February 28, 2023
Kathleen J. Cunningham

/s/ Roger J. Dow	Director	February 28, 2023
Roger J. Dow

/s/ Ronald E. Harrison	Director	February 28, 2023
Ronald E. Harrison

/s/ Christine M. Riordan	Director	February 28, 2023
Christine M. Riordan

/s/ Katherine L. Scherping	Director	February 28, 2023
Katherine L. Scherping

/s/ Teresa S. Van De Bogart	Director	February 28, 2023
Teresa S. Van De Bogart

/s/ Laura G. Kelly	Director	February 28, 2023
Laura G. Kelly

/s/ Annita M. Menogan	Director	February 28, 2023
Annita M. Menogan