Form 10-Q
period 2023-03-31
RE/MAX Holdings, Inc.
filed 2023-05-04
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023.

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

On April 29, 2023, there were 18,123,911 outstanding shares of the registrant’s Class A common stock, $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$96,754	$108,663
Restricted cash	27,329	29,465
Accounts and notes receivable, current portion, net of allowances	33,284	32,518
Income taxes receivable	1,561	2,138
Other current assets	18,216	20,178
Total current assets	177,144	192,962
Property and equipment, net of accumulated depreciation	9,249	9,793
Operating lease right of use assets	26,359	25,825
Franchise agreements, net	115,334	120,174
Other intangible assets, net	23,750	25,763
Goodwill	258,686	258,626
Deferred tax assets, net	52,464	51,441
Income taxes receivable, net of current portion	754	754
Other assets, net of current portion	8,869	9,896
Total assets	$672,609	$695,234
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,409	$6,165
Accrued liabilities	65,464	70,751
Income taxes payable	838	1,658
Deferred revenue	25,014	27,784
Current portion of debt	4,600	4,600
Current portion of payable pursuant to tax receivable agreements	1,642	1,642
Operating lease liabilities	7,371	7,068
Total current liabilities	108,338	119,668
Debt, net of current portion	442,782	443,720
Payable pursuant to tax receivable agreements, net of current portion	24,917	24,917
Deferred tax liabilities, net	12,505	13,113
Deferred revenue, net of current portion	18,117	18,287
Operating lease liabilities, net of current portion	37,453	37,989
Other liabilities, net of current portion	5,554	5,838
Total liabilities	649,666	663,532
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,121,947 and 17,874,238 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	538,743	535,566
Accumulated deficit	(63,137)	(53,999)
Accumulated other comprehensive income (deficit), net of tax	(313)	(395)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	475,295	481,174
Non-controlling interest	(452,352)	(449,472)
Total stockholders' equity	22,943	31,702
Total liabilities and stockholders' equity	$672,609	$695,234

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Continuing franchise fees	$32,076	$33,499
Annual dues	8,618	8,920
Broker fees	10,892	15,085
Marketing Funds fees	21,342	22,851
Franchise sales and other revenue	12,473	10,649
Total revenue	85,401	91,004
Operating expenses:
Selling, operating and administrative expenses	49,115	47,831
Marketing Funds expenses	21,342	22,851
Depreciation and amortization	8,033	8,985
Settlement and impairment charges	—	3,735
Total operating expenses	78,490	83,402
Operating income (loss)	6,911	7,602
Other expenses, net:
Interest expense	(8,245)	(3,651)
Interest income	1,004	19
Foreign currency transaction gains (losses)	43	180
Total other expenses, net	(7,198)	(3,452)
Income (loss) before provision for income taxes	(287)	4,150
Provision for income taxes	(392)	(1,205)
Net income (loss)	$(679)	$2,945
Less: net income (loss) attributable to non-controlling interest	(8)	1,494
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(671)	$1,451

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(0.04)	$0.08
Diluted	$(0.04)	$0.08
Weighted average shares of Class A common stock outstanding
Basic	17,916,841	18,934,424
Diluted	17,916,841	19,211,603
Cash dividends declared per share of Class A common stock	$0.23	$0.23

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$(679)	$2,945
Change in cumulative translation adjustment	99	482
Other comprehensive income (loss), net of tax	99	482
Comprehensive income (loss)	(580)	3,427
Less: Comprehensive income (loss) attributable to non-controlling interest	9	1,734
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$(589)	$1,693

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2023	17,874,238	$2	1	$—	$535,566	$(53,999)	$(395)	$(449,472)	$31,702
Net income (loss)	—	—	—	—	—	(671)	—	(8)	(679)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	593,463	—	—	—	6,635	(660)	—	—	5,975
Dividends to Class A common stockholders	—	—	—	—	—	(4,164)	—	—	(4,164)
Repurchase and retirement of common shares	(160,405)	—	—	—	—	(3,408)	—	—	(3,408)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	82	17	99
Payroll taxes related to net settled restricted stock units	(185,349)	—	—	—	(3,458)	—	—	—	(3,458)
Other	—	—	—	—	—	(235)	—	—	(235)
Balances, March 31, 2023	18,121,947	$2	1	$—	$538,743	$(63,137)	$(313)	$(452,352)	$22,943

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2022	18,806,194	$2	1	$—	$515,443	$(7,821)	$650	$(439,207)	$69,067
Net income (loss)	—	—	—	—	—	1,451	—	1,494	2,945
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,894)	(2,894)
Equity-based compensation expense and dividend equivalents	587,283	—	—	—	12,215	(685)	—	—	11,530
Dividends to Class A common stockholders	—	—	—	—	—	(4,439)	—	—	(4,439)
Repurchase and retirement of common shares	(45,885)				—	(1,314)	—	—	(1,314)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	242	240	482
Payroll taxes related to net settled restricted stock units	(175,048)	—	—	—	(5,586)	—	—	—	(5,586)
Balances, March 31, 2022	19,172,544	$2	1	$—	$522,072	$(12,808)	$892	$(440,367)	$69,791

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(679)	$2,945
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,033	8,985
Equity-based compensation expense	4,451	5,637
Bad debt expense	1,614	170
Deferred income tax expense (benefit)	(1,579)	20
Fair value adjustments to contingent consideration	(4)	285
Impairment charge - leased assets	—	3,735
Loss on sale or disposition of assets, net	178	6
Non-cash lease benefit	(766)	(368)
Non-cash debt charges	212	212
Other, net	(116)	49
Changes in operating assets and liabilities	(8,280)	(5,174)
Net cash provided by operating activities	3,064	16,502
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(1,489)	(3,723)
Other	195	—
Net cash used in investing activities	(1,294)	(3,723)
Cash flows from financing activities:
Payments on debt	(1,150)	(1,150)
Distributions paid to non-controlling unitholders	(2,889)	(2,894)
Dividends and dividend equivalents paid to Class A common stockholders	(4,824)	(5,124)
Payments related to tax withholding for share-based compensation	(3,458)	(5,586)
Common shares repurchased	(3,408)	(1,314)
Payment of contingent consideration	(120)	—
Net cash used in financing activities	(15,849)	(16,068)
Effect of exchange rate changes on cash	34	274
Net decrease in cash, cash equivalents and restricted cash	(14,045)	(3,015)
Cash, cash equivalents and restricted cash, beginning of period	138,128	158,399
Cash, cash equivalents and restricted cash, end of period	$124,083	$155,384
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,109	$3,433
Net cash paid for income taxes	$2,197	$1,542

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2022, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2023 and the results of its operations and comprehensive income, cash flows and changes in its stockholders’ equity for the three months ended March 31, 2023 and 2022. Interim results may not be indicative of full-year performance.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report on Form 10-K”). Please refer to that document for a fuller discussion of all significant accounting policies.

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

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Other deferred revenue is primarily related to events-related revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2023	New billings	recognized (a)	March 31, 2023
Franchise sales	$25,281	$2,252	$(2,372)	$25,161
Annual dues	14,164	9,475	(8,618)	15,021
Other	6,626	6,366	(10,043)	2,949
	$46,071	$18,093	$(21,033)	$43,131

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $2.3 million and $6.4 million, respectively, for the three months ended March 31, 2023.

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2023	for new activity	recognized	March 31, 2023
Capitalized contract costs for commissions	$3,974	$678	$(543)	$4,109

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter	Total
Annual dues	$14,294	$727	$—	$—	$—	$—	$—	$15,021
Franchise sales	5,351	6,163	4,947	3,573	2,125	989	2,013	25,161
Total	$19,645	$6,890	$4,947	$3,573	$2,125	$989	$2,013	$40,182

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended
	March 31,
	2023	2022
U.S. Company-Owned Regions	$33,861	$39,154
U.S. Independent Regions	1,476	1,701
Canada Company-Owned Regions	9,798	10,475
Canada Independent Regions	724	703
Global	3,198	3,092
Fee revenue (a)	49,057	55,125
Franchise sales and other revenue (b)	11,573	9,612
Total Real Estate	60,630	64,737
U.S.	16,305	17,559
Canada	4,763	5,013
Global	274	279
Total Marketing Funds	21,342	22,851
Mortgage (c)	3,188	3,028
Other (c)	241	388
Total	$85,401	$91,004
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is derived primarily within the U.S.
(c)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$96,754	$108,663
Restricted cash	27,329	29,465
Total cash, cash equivalents and restricted cash	$124,083	$138,128

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs. These services are primarily comprised of (a) building and maintaining the remax.com and remax.ca websites and mobile apps, (b) dedicated employees focused on marketing campaigns, and (c) various administrative services including customer support of technology; accounting and legal. In 2022 and prior, the additional services provided were (a) agent marketing technology; including customer relationship management tools and (b) agent, office and team websites. Because these costs are ultimately paid by the Marketing Funds, they do not impact the net income (loss) of Holdings as the Marketing Funds have no reported net income. The Company’s transition to the kvCORE platform, paid for directly by the Marketing Funds, reduces the charges Real Estate had historically charged the Marketing Funds (See Restructuring Charges below).

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Technology − operating	$1,169	$4,224
Technology – capital (a)	(203)	631
Marketing staff and administrative services	1,492	1,541
Total	$2,458	$6,396

(a)	During the first quarter of 2023, the Company determined that certain development projects were no longer needed and therefore $0.2 million, reflecting the cost of work in process assets that would no longer be placed in service, was refunded to the Marketing Funds.

Accounts and Notes Receivable

As of March 31, 2023, and December 31, 2022, the Company had allowances against accounts and notes receivable of $10.0 million and $9.1 million, respectively.

Property and Equipment

As of March 31, 2023, and December 31, 2022, the Company had accumulated depreciation of $11.6 million and $10.9 million, respectively.

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

During the first quarter of 2022, the Company subleased a portion of its corporate headquarters. As a result, the Company performed impairment tests on the portion subleased. Based on a comparison of undiscounted cash flows to the right of use (“ROU”) asset, the Company determined that the asset was impaired, driven largely by the difference between the existing lease rate on the Company’s corporate headquarters and the sublease rates received. This resulted in impairment charges of $3.7 million for the first quarter of 2022, which reflect the excess of the ROU asset carrying value over its fair value.

Restructuring Charges

During the third quarter of 2022, the Company began incurring expenses related to a restructuring in its business and technology offerings with the phased rollout of the kvCORE platform, replacing the functionality previously provided by the booj platform. A significant amount of these costs are termination benefits related to workforce reductions including severance and related expenses that were incurred in the second half of 2022. See Note 6, Accrued Liabilities for a rollforward of the liability related to the restructuring as of March 31, 2023.

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany loan from a U.S. subsidiary to a Canadian subsidiary. The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” along with the related derivative contracts.

The Company has a short-term $74.0 million Canadian dollar forward contract that matures in the second quarter of 2023 that net settles in U.S. dollars based on the prevailing spot rates at maturity.

Recently Adopted Accounting Pronouncements

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The new guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. The Company believes the amendments of ASU 2020-04 will not have a significant impact on the Company’s consolidated financial statements and related disclosures as the Company does not currently engage in interest rate hedging of its LIBOR based debt, nor does it believe it has any material contracts tied to LIBOR other than its Senior Secured Credit Facility, as discussed in Note 7, Debt. The Company does not expect any material adverse consequences from this transition.

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	March 31, 2023		December 31, 2022
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.9%	12,559,600	41.3%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,121,947	59.1%	17,874,238	58.7%
Total common units in RMCO	30,681,547	100.0%	30,433,838	100.0%

The weighted average ownership (“WAO”) percentages for the applicable reporting periods are used to calculate the “Net income (loss) attributable to RE/MAX Holdings, Inc.” A reconciliation of “Income (loss) before provision for income taxes” to “Net income (loss) attributable to RE/MAX Holdings, Inc.” and “Net Income (loss) attributable to non-controlling interest” in the accompanying Condensed Consolidated Statements of Income (Loss) for the periods indicated is detailed as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2023			2022
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
WAO percentage of RMCO(a)	58.8%	41.2%	100.0%	60.1%	39.9%	100.0%
Income (loss) before provision for income taxes(a)	$(168)	$(119)	$(287)	$2,485	$1,665	$4,150
(Provision) / benefit for income taxes(b)	(503)	111	(392)	(1,034)	(171)	(1,205)
Net income (loss)	$(671)	$(8)	$(679)	$1,451	$1,494	$2,945
(a)	The WAO percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain relatively insignificant items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions. See Note 9, Income Taxes for additional information.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Tax distributions	$—	$5
Dividend distributions	2,889	2,889
Total distributions to non-controlling unitholders	$2,889	$2,894

4. Earnings (loss) Per Share, Dividends and Repurchases

Earnings (loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended
	March 31,
	2023	2022
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(671)	$1,451
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,916,841	18,934,424
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	17,916,841	18,934,424
Add dilutive effect of the following:
Restricted stock and restricted stock units (a)	—	277,179
Weighted average shares of Class A common stock outstanding, diluted	17,916,841	19,211,603
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(0.04)	$0.08
Diluted	$(0.04)	$0.08
(a)	As the Company had a net loss for the three months ended March 31, 2023, the dilutive effect of restricted stock and restricted stock units would have been considered anti-dilutive and therefore there is no effect on the weighted average shares of Class A common stock outstanding EPS calculation.

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Three Months Ended March 31,
	2023				2022
Quarter end declared	Date paid	Per share	Class A stockholders ($)	Non-controlling unitholders ($)	Date paid	Per share	Class A stockholders ($)	Non-controlling unitholders ($)
March 31	March 22, 2023	$0.23	$4,164	$2,889	March 16, 2022	$0.23	$4,439	$2,889
		$0.23	$4,164	$2,889		$0.23	$4,439	$2,889

On May 3, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, payable on May 31, 2023 to stockholders of record at the close of business on May 17, 2023.

Share Repurchases and Retirement

In January 2022, the Company’s Board of Directors authorized a common stock repurchase program of up to $100 million. During the three months ended March 31, 2023, 160,405 shares of the Company’s Class A common stock were repurchased and retired for $3.4 million excluding commissions, at a weighted average cost of $21.24. As of March 31, 2023, $62.5 million remained available under the share repurchase program.

5. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of March 31, 2023			As of December 31, 2022
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.3	$224,454	$(109,120)	$115,334	$224,397	$(104,223)	$120,174
Other intangible assets:
Software (a)	4.1	$49,475	$(34,009)	$15,466	$48,658	$(32,198)	$16,460
Trademarks	9.2	1,713	(1,307)	406	1,713	(1,272)	441
Non-compete agreements	4.3	12,958	(5,687)	7,271	12,953	(4,878)	8,075
Training materials	5.0	2,400	(2,200)	200	2,400	(2,080)	320
Other	7.0	870	(463)	407	870	(403)	467
Total other intangible assets	4.4	$67,416	$(43,666)	$23,750	$66,594	$(40,831)	$25,763

(a)	As of March 31, 2023 and December 31, 2022, capitalized software development costs of $5.2 million and $4.6 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $7.4 million and $8.4 million for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2023	$22,235
2024	25,336
2025	21,512
2026	14,902
2027	8,979
Thereafter	46,120
$139,084

The following table presents changes to goodwill by reportable segment (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2023	$239,993	$18,633	$258,626
Effect of changes in foreign currency exchange rates	60	—	60
Balance, March 31, 2023	$240,053	$18,633	$258,686

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Marketing Funds (a)	$46,381	$47,670
Accrued payroll and related employee costs	8,130	14,419
Accrued taxes	1,637	2,025
Accrued professional fees	1,314	1,331
Other	8,002	5,306
	$65,464	$70,751

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information.

The following table presents a rollforward of the liability as related to the strategic shift and restructure of its business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance, January 1, 2023	$3,631
Severance and other related expenses	39
Cash payments	(1,919)
Balance, March 31, 2023	$1,750

7. Debt

Debt, net of current portion, consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Senior Secured Credit Facility	$451,950	$453,101
Less unamortized debt issuance costs	(3,375)	(3,532)
Less unamortized debt discount costs	(1,193)	(1,249)
Less current portion	(4,600)	(4,600)
	$442,782	$443,720

As of March 31, 2023, maturities of debt are as follows (in thousands):

Remainder of 2023	$3,450
2024	4,600
2025	4,600
2026	4,600
2027	4,600
Thereafter	430,100
$451,950

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its Senior Secured Credit Facility to refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility which must be repaid on July 21, 2026.

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans at $1.2 million per quarter. RE/MAX, LLC is also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF” as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR” as defined in the Senior Secured Credit Facility) is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. In addition, the Company is limited in the amount of restricted payments it can make as defined in the Senior Secured Credit Facility. These restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, the Company can make unlimited restricted payments, so long as the TLR is below 3.50:1 (both before and after giving effect to such payments). As of March 31, 2023, our TLR was 3.10:1, as such no ECF payment was required, and the limits on restricted payments were not applicable.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term SOFR on or before June 2023 (the LIBOR Rate cessation date). As of March 31, 2023, the interest rate on the term loan facility was 7.4%.

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

8. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the 2022 Annual Report on Form 10-K.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of March 31, 2023				As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$3,700	$—	$—	$3,700	$3,710	$—	$—	$3,710
Gadberry Group contingent consideration	703	—	—	703	817	—	—	817
Contingent consideration (a)	$4,403	$—	$—	$4,403	$4,527	$—	$—	$4,527
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 60-140 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% change in the number of franchise sales would change the liability by $0.1 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.1 million. As of March 31, 2023, contingent consideration also includes an amount recognized in connection with the acquisition of the Gadberry Group.The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2023	$4,527
Fair value adjustments	(4)
Cash payments	(120)
Balance at March 31, 2023	$4,403

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$447,382	$411,275	$448,320	$414,587

9. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate and discrete items recorded during the three months ended March 31, 2023.

10. Equity-Based Compensation

Equity-based compensation expense under the RE/MAX Holdings, Inc. 2013 Omnibus Incentive Plan (the “Incentive Plan”), net of the amount capitalized in internally developed software, is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Expense from time-based awards	$2,504	$3,848
Expense from performance-based awards (a)	717	90
Expense from bonus to be settled in shares (b)	1,230	1,699
Equity-based compensation expense	$4,451	$5,637
(a)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. During the first quarter of 2022, the Company had a significant amount of forfeitures related to performance-based awards issued to the Company’s former CEO which, subsequent to his departure, will no longer vest.
(b)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2023	611,102	$32.23
Granted (a)	474,511	$18.46
Shares vested (including tax withholding) (b)	(255,621)	$30.62
Forfeited	(19,111)	$26.65
Balance, March 31, 2023	810,881	$24.81

(a)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of March 31, 2023, there was $13.3 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2023	143,199	$32.11
Granted (a)	174,418	$20.53
Shares vested (including tax withholding) (b)	(24,122)	$17.77
Forfeited	(22,778)	$27.85
Balance, March 31, 2023	270,717	$26.29

(a)	Represents the total participant target award.
(b)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of March 31, 2023, there was $4.4 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years. The Incentive Plan expires on October 1, 2023 and during the first quarter, the Company’s Board of Directors approved a new 2023 Omnibus Incentive Plan (“2023 Plan”). The 2023 Plan is subject to approval by the Company’s stockholders in the 2023 annual meeting.

11. Commitments and Contingencies

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

In the Moehrl Action, plaintiffs sought certification of two classes of home sellers: (1) a class seeking an award of alleged damages incurred by home sellers who paid a commission between March 6, 2015 and December 31, 2020, to a brokerage affiliated with a corporate defendant in connection with the sale of residential real estate listed on any of the 20 covered MLSs in various parts of the country; and (2) a class of current or future owners of residential real estate, who are presently listing or will in the future list a home for sale on any of the 20 covered MLSs, seeking to prohibit defendants from maintaining and enforcing the NAR rules at issue in the complaint. On March 29, 2023, the court in the Moehrl Action granted plaintiffs’ motion for class certification as to both classes. On April 12, 2023, RE/MAX, LLC petitioned the United States Court of Appeals for the Seventh Circuit for permission to appeal the Court’s class certification decision.

On April 9, 2021, a putative class action claim (the “Sunderland Action”) was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021, Century 21 Canada Limited Partnership, Royal Lepage Real Estate Services Ltd., and many other real estate companies, collectively the “Defendants”, by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants conspired, agreed or arranged with each other and acted in furtherance of their conspiracy to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”) in violation of the Canadian Competition Act. On February 24, 2022, Plaintiff filed a Fresh as Amended Statement of Claim. With respect RE/MAX OA, the amended claim alleges franchisor defendants aided and abetted their respective franchisee brokerages and their salespeople in violation of the section 45(1) of the Competition Act. Among other requested relief, Plaintiff seeks damages against the defendants and injunctive relief.

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

Jennifer Nosalek et al. v. MLS Property Information Network, Inc., Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.), Century 21 Real Estate LLC, Coldwell Banker Real Estate LLC, Sotheby’s International Realty Affiliates LLC, Better Homes and Gardens Real Estate LLC, ERA Franchise System LLC, HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX, LLC, Polzler & Schneider Holdings Corp., Integra Enterprises Corp., RE/MAX of New England, Inc., RE/MAX Integrated Regions, LLC, and Keller Williams Realty, Inc., filed on December 17, 2020 in the U.S. District Court for the District of Massachusetts.

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

12. Segment Information

The Company operates under the following four operating segments: Real Estate, Mortgage, Marketing Funds and Other. Mortgage does not meet the quantitative significance test; however, management has chosen to report results for the segment as it believes it will be a key driver of future success for Holdings. Management evaluates the operating results of its segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in the Company’s 2022 Annual Report on Form 10-K.

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Continuing franchise fees	$29,547	$31,120
Annual dues	8,618	8,920
Broker fees	10,892	15,085
Franchise sales and other revenue	11,573	9,612
Total Real Estate	60,630	64,737
Continuing franchise fees	2,529	2,379
Franchise sales and other revenue	659	649
Total Mortgage	3,188	3,028
Marketing Funds fees	21,342	22,851
Other	241	388
Total revenue	$85,401	$91,004

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Adjusted EBITDA: Real Estate	$22,692	$30,116
Adjusted EBITDA: Mortgage	(2,597)	(2,173)
Adjusted EBITDA: Other	(175)	(26)
Adjusted EBITDA: Consolidated	19,920	27,917
Impairment charge - leased assets (a)	—	(3,735)
Equity-based compensation expense	(4,451)	(5,637)
Acquisition-related expense (b)	(37)	(1,257)
Fair value adjustments to contingent consideration (c)	4	(285)
Restructuring charges	(39)	—
Other	(410)	(236)
Interest income	1,004	19
Interest expense	(8,245)	(3,651)
Depreciation and amortization	(8,033)	(8,985)
Income (loss) before provision for income taxes	$(287)	$4,150
(a)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building in the prior year. See Note 2, Summary of Significant Accounting Policies for additional information.
(b)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the acquisition activities and integration of acquired companies.
(c)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements (“financial statements”) and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes included in our most recent Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report on Form 10-K”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; Motto open offices; our business model; cost structure; balance sheet; revenue; operating expenses; financial outlook; return of capital, including dividends and our share repurchase program; non-GAAP financial measures; assets and liabilities held for sale; uncertain tax positions; housing and mortgage market condition and trends; economic and demographic trends; competition; the anticipated benefits our technology initiatives, including our relationship with InsideRE, LLC (“InsideRE”), developers of the kvCORE platform; our anticipated sources and uses of liquidity including for potential acquisitions; capital expenditures; future litigation expenses relating to the Moehrl-related antitrust litigations; our strategic and operating plans and business models including our efforts to accelerate the growth of our businesses; the long-term benefits of our strategic growth opportunities including mitigation of economic downturns; strategic options regarding the ongoing operations of Gadberry Group; the expected reduction of our workforce; and strategic investments in the Mortgage business.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily accurately indicate the times at which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materiality from those expressed in or suggested by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2022 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not intend, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Financial and Operational Highlights – Three Months Ended March 31, 2023

(Compared to the three months ended March 31, 2022, unless otherwise noted)

●	Total revenue of $85.4 million, a decrease of 6.2% from the prior year.
●	Revenue excluding the Marketing Funds (a) decreased to $64.1 million or 6.0%, which was driven by negative organic revenue growth of 5.0% and adverse foreign currency movements of 1.0%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. decreased to ($0.7) million
●	Adjusted EBITDA of $19.9 million and Adjusted EBITDA margin of 23.3% compared to Adjusted EBITDA of $27.9 million and Adjusted EBITDA margin of 30.7% from the prior year.
●	Total agent count increased by 0.8% to 143,523 agents.
●	U.S. and Canada combined agent count decreased 3.1% to 82,521 agents.
●	Total open Motto Mortgage offices increased 21.5% to 232 offices.

(a)
Revenue excluding the Marketing Funds is a non-GAAP measure of financial performance that differs from the U.S. Generally Accepted Accounting Principles. Revenue excluding the Marketing Funds is calculated directly from our condensed consolidated financial statements as Total revenue less Marketing Funds fees.
(b)
We define organic revenue growth as revenue growth from continuing operations excluding Marketing Funds, revenue attributable to acquisitions, and foreign currency movements. We define revenue from acquisitions as the incremental revenue generated from the date of an acquisition to its first anniversary (excluding Marketing Funds revenue related to acquisitions where applicable).

The Company’s first quarter results were impacted by the ongoing difficult housing market conditions. Rising interest rates have adversely impacted affordability and weakened housing demand resulting in fewer transactions and, by extension, lower Broker fees. Reductions in revenue generally reduce our Operating income and Adjusted EBITDA on an almost dollar-for-dollar basis, negatively affecting our margins, earnings, and cash flow.

As we entered 2023, the U.S. housing market continued to slow. According to the National Association of Realtors ("NAR"), U.S. existing-home sales declined 22.0% and pending home sales declined 23.2% in the first quarter of 2023 versus the prior year, largely due to rising mortgage rates. During the first quarter of 2023, the U.S. Federal Reserve again increased interest rates by 50 basis points, with an additional 25 basis point rate increase on May 3, 2023. Federal National Mortgage Association (“Fannie Mae”) economic and research group predicts a modest recession beginning in the second half of 2023. As a result, we expect our U.S. and Canadian agent count, Motto franchise sales, Broker fee revenue, and results from operations to be under pressure. Additionally, starting near the end of 2022 and into 2023, we granted an increasing number of fee concessions due to the historic slowdown in housing, reducing the average revenue per RE/MAX agent and Motto office. We have offered similar concessions during previous economic downturns and may have to increase concessions in the future.

We performed largely as expected during the first quarter, as the U.S. housing market continued to adjust to the challenges of higher interest rates. Given the industry conditions, we anticipated pressure on our U.S. agent count to start the year. However, we believe we are positioned for improved U.S. agent count performance in the near-term. The first quarter had several other operational highlights: agent count in Canada and the global regions continued to grow, Motto franchise sales regained momentum after a notable slowdown late last year and the number of loans submitted and cleared-to-close by wemlo’s loan processing services increased, albeit at a slightly lower average revenue per loan.

During the quarter we continued executing on the strategic growth initiatives we put in place last year, and we remain confident in the upside they can deliver in the long run. We also invested in critical growth-related activities such as our annual RE/MAX and Motto conventions, both of which had robust attendance, demonstrating the value our affiliates continue to derive from coming together to share ideas. We are directing our capital opportunistically so that we are best positioned to grow profitably when market conditions improve.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of March 31,		2023 vs. 2022
	2023	2022	#	%
Agent Count:
U.S.
Company-Owned Regions	50,340	53,338	(2,998)	(5.6)%
Independent Regions	7,110	7,379	(269)	(3.6)%
U.S. Total	57,450	60,717	(3,267)	(5.4)%
Canada
Company-Owned Regions	20,172	19,751	421	2.1%
Independent Regions	4,899	4,692	207	4.4%
Canada Total	25,071	24,443	628	2.6%
U.S. and Canada Total	82,521	85,160	(2,639)	(3.1)%
Outside U.S. and Canada
Independent Regions	61,002	57,245	3,757	6.6%
Outside U.S. and Canada Total	61,002	57,245	3,757	6.6%
Total	143,523	142,405	1,118	0.8%

RE/MAX open offices:
U.S.	3,423	3,521	(98)	(2.8)%
Canada	970	1,018	(48)	(4.7)%
U.S. and Canada Total	4,393	4,539	(146)	(3.2)%
Outside U.S. and Canada	4,787	4,478	309	6.9%
Total	9,180	9,017	163	1.8%

Motto open offices (1)(2) :	232	191	41	21.5%

	Three Months Ended
	March 31,		2023 vs. 2022
	2023	2022	#	%
RE/MAX franchise sales:
U.S.	56	38	18	47.4%
Canada	11	13	(2)	(15.4)%
U.S. and Canada Total	67	51	16	31.4%
Outside U.S. and Canada	139	126	13	10.3%
Total	206	177	29	16.4%

Motto franchise sales (1) :	10	17	(7)	(41.2)%
(1)	Excludes “virtual” offices and BranchiseSM offices.
(2)	As of March 31, 2023 and 2022, there were 56 and 27 offices, respectively, that we are offering short-term financial relief and are temporarily either not being billed or having associated revenue recognized.

n/m – not meaningful

	Three Months Ended
	March 31,
	2023	2022
Total revenue	$85,401	$91,004
Total selling, operating and administrative expenses	$49,115	$47,831
Operating income (loss)	$6,911	$7,602
Net income (loss)	$(679)	$2,945
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(671)	$1,451
Adjusted EBITDA (1)	$19,920	$27,917
Adjusted EBITDA margin (1)	23.3%	30.7%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2023	2022	$	%
Revenue:
Continuing franchise fees	$32,076	$33,499	$(1,423)	(4.2)%
Annual dues	8,618	8,920	(302)	(3.4)%
Broker fees	10,892	15,085	(4,193)	(27.8)%
Marketing Funds fees	21,342	22,851	(1,509)	(6.6)%
Franchise sales and other revenue	12,473	10,649	1,824	17.1%
Total revenue	$85,401	$91,004	$(5,603)	(6.2)%

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2023	2022	$	%
Revenue excluding the Marketing Funds:
Total revenue	$85,401	$91,004	$(5,603)	(6.2)%
Less: Marketing Funds fees	21,342	22,851	(1,509)	(6.6)%
Revenue excluding the Marketing Funds	$64,059	$68,153	$(4,094)	(6.0)%

RE/MAX Holdings generated revenue of $85.4 million in the first quarter of 2023, a decrease of $5.6 million, or 6.2%, compared to $91.0 million in the same period in 2022. Revenue excluding the Marketing Funds was $64.1 million in the first quarter of 2023, a decrease of $4.1 million, or 6.0%, compared to $68.1 million in the same period in 2022. This decrease was attributable to negative organic revenue growth of 5.0% and adverse foreign-currency movements of 1.0%. Organic growth decreased primarily due to lower Broker fees and a decrease in U.S. agent count, partially offset by an increase in revenue from our annual RE/MAX agent convention.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a decrease in U.S. agent count and fee concessions.

Broker Fees

Revenue from Broker fees decreased primarily due to lower average transactions per agent as compared to the prior year and a decrease in U.S. agent count.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a decrease in U.S. agent count and fee concessions. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to an increase in revenue from our annual RE/MAX agent convention.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2023	2022	$	%
Operating expenses:
Selling, operating and administrative expenses	$49,115	$47,831	$(1,284)	(2.7)%
Marketing Funds expenses	21,342	22,851	1,509	6.6%
Depreciation and amortization	8,033	8,985	952	10.6%
Settlement and impairment charges	—	3,735	3,735	100.0%
Total operating expenses	$78,490	$83,402	$4,912	5.9%
Percent of revenue	91.9%	91.6%

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

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2023	2022	$	%
Selling, operating and administrative expenses:
Personnel	$25,019	$26,710	$1,691	6.3%
Professional fees	3,380	4,788	1,408	29.4%
Lease costs	1,974	2,328	354	15.2%
Other	18,742	14,005	(4,737)	(33.8)%
Total selling, operating and administrative expenses	$49,115	$47,831	$(1,284)	(2.7)%
Percent of revenue	57.5%	52.6%

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs decreased primarily due to lower equity-based compensation expense, lower personnel costs associated with acquiring and integrating new companies, and a decrease in benefits versus the prior year.
●	Professional fees decreased primarily due to lower legal expenses as well as costs associated with acquiring and integrating new companies. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q.
●	Other selling, operating and administrative expenses increased primarily due to an increase in expenses from our annual RE/MAX agent convention and an increase in bad debt expense.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due the acceleration of amortization of technology products in the prior year.

Settlement and Impairment Charges

During the first quarter of 2022, we subleased a portion of our corporate headquarters. As a result, we performed impairment tests on the portions subleased and recognized an impairment charge of $3.7 million. See Note 2, Summary of Significant Accounting Policies for additional information about our leases.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2023	2022	$	%
Other expenses, net:
Interest expense	$(8,245)	$(3,651)	$(4,594)	(125.8)%
Interest income	1,004	19	985	n/m
Foreign currency transaction gains (losses)	43	180	(137)	(76.1)%
Total other expenses, net	$(7,198)	$(3,452)	$(3,746)	(108.5)%
Percent of revenue	8.4%	3.8%

n/m – not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of rising interest rates. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

The comparison of effective income tax rates for the three months ended March 31, 2023 and 2022 is not meaningful. The effective income tax rate for the three months ended March 31, 2023 includes tax effects of discrete items that are significant as a percent of loss before provision for income taxes, including the impact from vesting of equity based compensation where tax deductible expense was less than GAAP expense. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 9, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $19.9 million for the three months ended March 31, 2023, a decrease of $8.0 million from the comparable prior year period. Adjusted EBITDA decreased due to lower revenue resulting primarily from lower Broker fees and a decrease in U.S. agent count, in addition to an increase in bad debt expense and the net impact of our annual RE/MAX agent convention.

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

Revenue excluding the Marketing Funds is a non-GAAP measure of financial performance that differs from U.S. GAAP and we believe that exclusion of the Marketing Funds is a useful supplemental measure as we recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability. Revenue excluding the Marketing Funds is calculated directly from our condensed consolidated financial statements as Total revenue less Marketing Funds fees.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$(679)	$2,945
Depreciation and amortization	8,033	8,985
Interest expense	8,245	3,651
Interest income	(1,004)	(19)
Provision for income taxes	392	1,205
EBITDA	14,987	16,767
Impairment charge - leased assets (1)	—	3,735
Equity-based compensation expense	4,451	5,637
Acquisition-related expense (2)	37	1,257
Fair value adjustments to contingent consideration (3)	(4)	285
Restructuring charges (4)	39	—
Other	410	236
Adjusted EBITDA	$19,920	$27,917

(1)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building in the prior year. See Note 2, Summary of Significant Accounting Policies for additional information.

(2)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(3)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

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

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). On July 21, 2021, we amended and restated our Senior Secured Credit Facility to refinance our existing facility. The revised facility provides for a seven-year $460.0 million term loan facility and a five-year $50.0 million revolving loan facility. The revised facility also provides for incremental facilities under which RE/MAX, LLC may request to add one or more tranches of term facilities or increase any then existing credit facility in the aggregate principal amount of up to $100 million (or a higher amount subject to the terms and conditions of the Senior Secured Credit Facility), subject to lender participation.

The Senior Secured Credit Facility requires RE/MAX, LLC to repay term loans at $1.2 million per quarter. We are also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF” as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR” as defined in the Senior Secured Credit Facility) is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. In addition, the Company is limited in the amount of restricted payments it can make as defined in the Senior Secured Credit Facility. These restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, the Company can make unlimited restricted payments, so long as the TLR is below 3.50:1 (both before and after giving effect to such payments). As of March 31, 2023, our TLR was 3.10:1, as such no ECF payment was required, and the limits on restricted payments were not applicable.

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

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”)) on or before June 2023 (the LIBOR Rate cessation date). As of March 31, 2023, the interest rate on the term loan facility was 7.4%. If we had transitioned to SOFR the margin on our term loan facility would have increased our interest rate by approximately 0.1% or $0.5 million for the year ended March 31, 2023.

If amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio (calculated as net debt to EBITDA as defined therein). A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit.

As of March 31, 2023, we had $447.4 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of March 31, 2023 and December 31, 2022, we had $96.8 million and $108.7 million, respectively, of cash and cash equivalents, of which approximately $23.9 million and $23.5 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash provided by (used in):
Operating activities	$3,064	$16,502
Investing activities	(1,294)	(3,723)
Financing activities	(15,849)	(16,068)
Effect of exchange rate changes on cash	34	274
Net change in cash, cash equivalents and restricted cash	$(14,045)	$(3,015)

Operating Activities

Cash provided by operating activities decreased primarily as a result of:

●	a decrease in Adjusted EBITDA of $8.0 million;
●	a decrease due to higher interest payments of $4.7 million, due to higher interest rates in the current year;
●	a decrease due to higher payments of certain employee related liabilities;
●	an increase due to lower costs associated with acquiring and integrating new companies; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2023, the change in cash used in investing activities was primarily the result of lower capitalizable investments in technology as compared to the prior year and no spend on our corporate headquarters refresh in the current year.

Financing Activities

During the three months ended March 31, 2023, the change in cash used in financing activities was primarily due to lower tax withholding payments for share-based compensation and lower dividend payments to our Class A stockholders due to lower number of shares outstanding in the current year compared to the prior year, partially offset by higher allocation of capital to our share repurchase program that began in the first quarter of 2022.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $1.5 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively. These amounts primarily relate to spend on investments in technology. We plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2023 are expected to be between $8.0 million and $11.0 million. See Financial and Operational Highlights above for additional information.

Return of Capital

Our Board of Directors approved quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock during the first quarter of 2023 and 2022, respectively, as disclosed in Note 3, Earnings Per Share and Dividends. On May 3, 2023, we announced that our Board of Directors approved a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on May 31, 2023 to stockholders of record at the close of business on May 17, 2023.

During the first quarter of 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. During the three months ended March 31, 2023, 160,405 shares of our Class A common stock were repurchased and retired for $3.4 million, excluding commissions, at an average cost of $21.24 per share. As of March 31, 2023, $62.5 million remained available under the share repurchase authorization.

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

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$—	$5
Dividend distributions	2,889	2,889
Total distributions to RIHI	2,889	2,894
Payments pursuant to the TRAs	—	—
Total distributions to RIHI and TRA payments	$2,889	$2,894

Commitments and Contingencies

See Note 11, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of March 31, 2023.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2022 Annual Report on Form 10-K for which there were no material changes, included:

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the three months ended March 31, 2023 and 2022, bad debt expense was 1.9% and 0.2% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On March 31, 2023, $452.0 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is currently based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. As of March 31, 2023, the interest rate was 7.4%. If LIBOR rises such that our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income (loss) due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash, accounts receivable and liability balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. To mitigate a portion of this risk related to (b), we enter into short-term foreign currency forwards, to minimize exposures related to foreign currency. See Note 2, Summary of Significant Accounting Policies, for more information. In addition, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions.

During the three months ended March 31, 2023, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.4 million, respectively related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2023 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation, claims and other proceedings relating to the conduct of our business, and the disclosures set forth in Note 11, Commitments and Contingencies relating to certain legal matters is incorporated herein by reference. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of our control including franchisees and independent agents, and employment law claims. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant time and resources from management. Although we do not believe any currently pending litigation will have a material adverse effect on our business, financial condition or operations, there are inherent uncertainties in litigation and other claims and regulatory proceedings and such pending matters could result in unexpected expenses and liabilities and might materially adversely affect our business, financial condition or operations, including our reputation.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our 2022 Annual Report on Form 10-K. There have been no material changes to the risk factors as disclosed in our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases of our Class A common stock for the three months ended March 31, 2023:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be
	Publicly Announced	Average Price	Purchased Under the
Period	Plans or Programs (a)	Paid Per Share	Plans or Programs
January 1-31	95,302	$20.23	$63,971,454
February 1-28	65,103	$22.73	$62,491,567
March 1-31	—	$—	$62,491,567
Total	160,405
(a)	In January 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. As of March 31, 2023, $62.5 million remains under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Form of Time-Based Restricted Stock Unit Award †					X

10.2	Form of Performance-Based Restricted Stock Unit Award †					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	May 4, 2023	By:	/s/ Stephen P. Joyce
Stephen P. Joyce
Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2023	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2023	By:	/s/ Adam W. Grosshans
Adam W. Grosshans Chief Accounting Officer (Principal Accounting Officer)