Form 10-Q
period 2023-06-30
RE/MAX Holdings, Inc.
filed 2023-08-02
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023.

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

On July 27, 2023, there were 18,127,065 outstanding shares of the registrant’s Class A common stock, $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$96,757	$108,663
Restricted cash	17,679	29,465
Accounts and notes receivable, current portion, net of allowances	35,233	32,518
Income taxes receivable	1,595	2,138
Other current assets	15,713	20,178
Total current assets	166,977	192,962
Property and equipment, net of accumulated depreciation	8,768	9,793
Operating lease right of use assets	25,350	25,825
Franchise agreements, net	111,267	120,174
Other intangible assets, net	22,141	25,763
Goodwill	259,712	258,626
Deferred tax assets, net	51,930	51,441
Income taxes receivable, net of current portion	754	754
Other assets, net of current portion	8,121	9,896
Total assets	$655,020	$695,234
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,648	$6,165
Accrued liabilities	50,739	70,751
Income taxes payable	720	1,658
Deferred revenue	24,318	27,784
Current portion of debt	4,600	4,600
Current portion of payable pursuant to tax receivable agreements	1,642	1,642
Operating lease liabilities	7,542	7,068
Total current liabilities	93,209	119,668
Debt, net of current portion	441,846	443,720
Payable pursuant to tax receivable agreements, net of current portion	24,917	24,917
Deferred tax liabilities, net	12,399	13,113
Deferred revenue, net of current portion	17,595	18,287
Operating lease liabilities, net of current portion	35,525	37,989
Other liabilities, net of current portion	5,504	5,838
Total liabilities	630,995	663,532
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,126,616 and 17,874,238 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	542,412	535,566
Accumulated deficit	(65,298)	(53,999)
Accumulated other comprehensive income (deficit), net of tax	503	(395)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	477,619	481,174
Non-controlling interest	(453,594)	(449,472)
Total stockholders' equity	24,025	31,702
Total liabilities and stockholders' equity	$655,020	$695,234

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Continuing franchise fees	$32,101	$34,128	$64,177	$67,627
Annual dues	8,587	9,016	17,205	17,936
Broker fees	14,321	19,317	25,213	34,402
Marketing Funds fees	21,077	22,909	42,419	45,760
Franchise sales and other revenue	6,361	6,802	18,834	17,451
Total revenue	82,447	92,172	167,848	183,176
Operating expenses:
Selling, operating and administrative expenses	40,212	40,781	89,327	88,612
Marketing Funds expenses	21,077	22,909	42,419	45,760
Depreciation and amortization	8,008	9,113	16,041	18,098
Settlement and impairment charges	—	2,460	—	6,195
Total operating expenses	69,297	75,263	147,787	158,665
Operating income (loss)	13,150	16,909	20,061	24,511
Other expenses, net:
Interest expense	(8,840)	(4,032)	(17,085)	(7,683)
Interest income	1,141	159	2,145	178
Foreign currency transaction gains (losses)	215	(160)	258	20
Total other expenses, net	(7,484)	(4,033)	(14,682)	(7,485)
Income (loss) before provision for income taxes	5,666	12,876	5,379	17,026
Provision for income taxes	(2,422)	(2,601)	(2,814)	(3,806)
Net income (loss)	$3,244	$10,275	$2,565	$13,220
Less: net income (loss) attributable to non-controlling interest	1,234	4,446	1,226	5,940
Net income (loss) attributable to RE/MAX Holdings, Inc.	$2,010	$5,829	$1,339	$7,280

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.11	$0.31	$0.07	$0.38
Diluted	$0.11	$0.30	$0.07	$0.38
Weighted average shares of Class A common stock outstanding
Basic	18,124,630	18,997,397	18,020,736	18,965,911
Diluted	18,387,669	19,153,349	18,152,256	19,182,477
Cash dividends declared per share of Class A common stock	$0.23	$0.23	$0.46	$0.46

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$3,244	$10,275	$2,565	$13,220
Change in cumulative translation adjustment	1,229	(1,067)	1,328	(585)
Other comprehensive income (loss), net of tax	1,229	(1,067)	1,328	(585)
Comprehensive income (loss)	4,473	9,208	3,893	12,635
Less: Comprehensive income (loss) attributable to non-controlling interest	1,647	3,962	1,656	5,696
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$2,826	$5,246	$2,237	$6,939

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2023	17,874,238	$2	1	$—	$535,566	$(53,999)	$(395)	$(449,472)	$31,702
Net income (loss)	—	—	—	—	—	(671)	—	(8)	(679)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	593,463	—	—	—	6,635	(660)	—	—	5,975
Dividends to Class A common stockholders	—	—	—	—	—	(4,164)	—	—	(4,164)
Repurchase and retirement of common shares	(160,405)	—	—	—	—	(3,408)	—	—	(3,408)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	82	17	99
Shares withheld for taxes on share-based compensation	(185,349)	—	—	—	(3,458)	—	—	—	(3,458)
Other	—	—	—	—	—	(235)	—	—	(235)
Balances, March 31, 2023	18,121,947	$2	1	$—	$538,743	$(63,137)	$(313)	$(452,352)	$22,943
Net income (loss)	—	—	—	—	—	2,010	—	1,234	3,244
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	5,682	—	—	—	3,688	(3)	—	—	3,685
Dividends to Class A common stockholders	—	—	—	—	—	(4,168)	—	—	(4,168)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	816	413	1,229
Shares withheld for taxes on share-based compensation	(1,013)	—	—	—	(19)	—	—	—	(19)
Balances, June 30, 2023	18,126,616	$2	1	$—	$542,412	$(65,298)	$503	$(453,594)	$24,025

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2022	18,806,194	$2	1	$—	$515,443	$(7,821)	$650	$(439,207)	$69,067
Net income (loss)	—	—	—	—	—	1,451	—	1,494	2,945
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,894)	(2,894)
Equity-based compensation expense and dividend equivalents	587,283	—	—	—	12,215	(685)	—	—	11,530
Dividends to Class A common stockholders	—	—	—	—	—	(4,439)	—	—	(4,439)
Repurchase and retirement of common shares	(45,885)				—	(1,314)	—	—	(1,314)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	242	240	482
Shares withheld for taxes on share-based compensation	(175,048)	—	—	—	(5,586)	—	—	—	(5,586)
Balances, March 31, 2022	19,172,544	$2	1	$—	$522,072	$(12,808)	$892	$(440,367)	$69,791
Net income (loss)	—	—	—	—	—	5,829	—	4,446	10,275
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,529)	(4,529)
Equity-based compensation expense and dividend equivalents	39,002	—	—	—	4,123	(7)	—	—	4,116
Dividends to Class A common stockholders	—	—	—	—	—	(4,420)	—	—	(4,420)
Repurchase and retirement of common shares	(441,311)		—			(10,552)	—	—	(10,552)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(583)	(484)	(1,067)
Shares withheld for taxes on share-based compensation	(16,400)	—	—	—	(73)	—	—	—	(73)
Balances, June 30, 2022	18,753,835	$2	1	$—	$526,122	$(21,958)	$309	$(440,934)	$63,541

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,565	$13,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,041	18,098
Equity-based compensation expense	9,159	10,172
Bad debt expense	3,532	396
Deferred income tax expense (benefit)	(1,017)	1,020
Fair value adjustments to contingent consideration	(99)	1,995
Impairment charge - leased assets	—	3,735
Loss on sale or disposition of assets, net	365	115
Non-cash lease benefit	(1,516)	(867)
Non-cash loss on lease termination	—	1,175
Non-cash debt charges	427	427
Other, net	(82)	149
Changes in operating assets and liabilities	(27,133)	(10,716)
Net cash provided by operating activities	2,242	38,919
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(2,831)	(6,144)
Other	434	—
Net cash used in investing activities	(2,397)	(6,144)
Cash flows from financing activities:
Payments on debt	(2,300)	(2,300)
Distributions paid to non-controlling unitholders	(5,778)	(7,423)
Dividends and dividend equivalents paid to Class A common stockholders	(8,995)	(9,551)
Payments related to tax withholding for share-based compensation	(3,477)	(5,659)
Common shares repurchased	(3,408)	(11,866)
Payment of contingent consideration	(240)	(120)
Net cash used in financing activities	(24,198)	(36,919)
Effect of exchange rate changes on cash	661	(446)
Net decrease in cash, cash equivalents and restricted cash	(23,692)	(4,590)
Cash, cash equivalents and restricted cash, beginning of period	138,128	158,399
Cash, cash equivalents and restricted cash, end of period	$114,436	$153,809

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2022, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2023 and the results of its operations and comprehensive income, cash flows and changes in its stockholders’ equity for the three and six months ended June 30, 2023 and 2022. Interim results may not be indicative of full-year performance.

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

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s major streams of revenue are:

●	Continuing franchise fees, which are fixed contractual fees paid monthly by RE/MAX or Motto franchisees or Independent Region sub-franchisors based on the number of RE/MAX agents or Motto open offices.
●	Annual dues, which are fees charged directly to RE/MAX agents.
●	Broker fees, which are fees on real estate commissions when a RE/MAX agent assists a consumer with buying or selling a home.
●	Marketing Funds fees, which are fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents or Motto open offices.
●	Franchise sales and other revenue, which consists of fees from initial sales of RE/MAX and Motto franchises, renewals of RE/MAX franchises and RE/MAX master franchise fees, as well as data services subscription revenue, preferred marketing arrangements, technology products and subscription revenue, events-related revenue from education and other programs and mortgage loan processing revenue.

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Other deferred revenue is primarily related to events-related revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2023	New billings	recognized (a)	June 30, 2023
Franchise sales	$25,281	$3,815	$(4,580)	$24,516
Annual dues	14,164	17,549	(17,205)	14,508
Other	6,626	9,975	(13,712)	2,889
	$46,071	$31,339	$(35,497)	$41,913

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $4.3 million and $10.7 million, respectively, for the six months ended June 30, 2023.

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2023	for new activity	recognized	June 30, 2023
Capitalized contract costs for commissions	$3,974	$1,462	$(1,171)	$4,265

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter	Total
Annual dues	$11,295	$3,213	$—	$—	$—	$—	$—	$14,508
Franchise sales	3,581	6,365	5,175	3,816	2,393	1,114	2,072	24,516
Total	$14,876	$9,578	$5,175	$3,816	$2,393	$1,114	$2,072	$39,024

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
U.S. Company-Owned Regions	$36,075	$42,733	$69,936	$81,887
U.S. Independent Regions	1,752	1,877	3,228	3,578
Canada Company-Owned Regions	10,541	11,434	20,339	21,909
Canada Independent Regions	723	715	1,447	1,418
Global	3,204	3,193	6,402	6,285
Fee revenue (a)	52,295	59,952	101,352	115,077
Franchise sales and other revenue (b)	5,264	5,824	16,837	15,436
Total Real Estate	57,559	65,776	118,189	130,513
U.S.	16,100	17,641	32,405	35,200
Canada	4,721	4,988	9,484	10,001
Global	256	280	530	559
Total Marketing Funds	21,077	22,909	42,419	45,760
Mortgage (c)	3,616	3,115	6,804	6,143
Other (c)	195	372	436	760
Total	$82,447	$92,172	$167,848	$183,176
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is derived primarily within the U.S.
(c)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$96,757	$108,663
Restricted cash	17,679	29,465
Total cash, cash equivalents and restricted cash	$114,436	$138,128

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs. These services are primarily comprised of (a) building and maintaining the remax.com and remax.ca websites and mobile apps, (b) dedicated employees focused on marketing campaigns, and (c) various administrative services including customer support of technology; accounting and legal. In 2022 and prior, the additional services provided were (d) agent marketing technology; including customer relationship management and competitive market analysis tools and (e) agent, office and team websites. Because these costs are ultimately paid by the Marketing Funds, they do not impact the net income (loss) of Holdings as the Marketing Funds have no reported net income. The Company started to transition to the kvCORE platform for agent marketing technology and agent, office, and team websites in the second half of 2022. The payment for these aforementioned services have since been paid for directly by the Marketing Funds, which reduces the charges Real Estate had historically charged the Marketing Funds when these services were provided by the Company (See Restructuring Charges below).

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Technology − operating	$1,169	$3,519	$2,338	$7,743
Technology − capital(a)	—	530	(203)	1,161
Marketing staff and administrative services	1,483	1,140	2,975	2,681
Total	$2,652	$5,189	$5,110	$11,585
(a)	During the first quarter of 2023, the Company determined that certain development projects were no longer needed and therefore $0.2 million, reflecting the cost of work in process assets that would no longer be placed in service, was refunded to the Marketing Funds.

Accounts and Notes Receivable

As of June 30, 2023, and December 31, 2022, the Company had allowances against accounts and notes receivable of $10.5 million and $9.1 million, respectively.

Property and Equipment

As of June 30, 2023, and December 31, 2022, the Company had accumulated depreciation of $12.2 million and $10.9 million, respectively.

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

Restructuring Charges

During the third quarter of 2022, the Company began incurring expenses related to a restructuring in its business and technology offerings with the phased rollout of the kvCORE platform, replacing the functionality previously provided by the booj platform. A significant amount of these costs are termination benefits related to workforce reductions including severance and related expenses that were incurred in the second half of 2022. See Note 6, Accrued Liabilities for a roll forward of the liability related to the restructuring as of June 30, 2023.

Severance and Retirement Plan

On May 24, 2023, the Compensation Committee of the Board of Directors approved a Severance and Retirement Plan (the “Plan”). The Plan replaces the Severance Pay Benefit Plan adopted by the Company on December 4, 2018. The Plan provides benefits to eligible employees and executive officers of RE/MAX, LLC and its subsidiaries, in the event of (i) involuntary termination of their employment due to position elimination, reduction in force, or other circumstances that the employer determines should result in payment of benefits, or (ii) voluntary termination of employment due to retirement for employees who meet the retirement eligibility criteria in the Plan, subject in both cases to certain restrictions set forth in the Plan. In the case of involuntary termination, these benefits include salary continuation, a health benefits stipend, outplacement services and a possible pro-rated bonus. In the case of retirement, these benefits include modification of vesting of restricted stock awards (for employees who are eligible for restricted stock awards) and a possible pro-rated bonus.

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

The Company has a short-term $74.0 million Canadian dollar forward contract that matures in the third quarter of 2023 that net settles in U.S. dollars based on the prevailing spot rates at maturity.

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

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	June 30, 2023		December 31, 2022
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.9%	12,559,600	41.3%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,126,616	59.1%	17,874,238	58.7%
Total common units in RMCO	30,686,216	100.0%	30,433,838	100.0%

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

	Three Months Ended June 30,
	2023			2022
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	59.1%	40.9%	100.0%	60.2%	39.8%	100.0%
Income (loss) before provision for income taxes(a)	$3,340	$2,326	$5,666	$7,750	$5,126	$12,876
(Provision) / benefit for income taxes(b)(c)	(1,330)	(1,092)	(2,422)	(1,921)	(680)	(2,601)
Net income (loss)	$2,010	$1,234	$3,244	$5,829	$4,446	$10,275

	Six Months Ended June 30,
	2023			2022
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO(a)	58.9%	41.1%	100.0%	60.2%	39.8%	100.0%
Income (loss) before provision for income taxes(a)	$3,172	$2,207	$5,379	$10,235	$6,791	$17,026
(Provision) / benefit for income taxes(b)	(1,833)	(981)	(2,814)	(2,955)	(851)	(3,806)
Net income (loss)	$1,339	$1,226	$2,565	$7,280	$5,940	$13,220
(a)	The WAO percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain relatively insignificant items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions. See Note 9, Income Taxes for additional information.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Tax distributions	$—	$1,645
Dividend distributions	5,778	5,778
Total distributions to non-controlling unitholders	$5,778	$7,423

4. Earnings (loss) Per Share, Dividends and Repurchases

Earnings (loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$2,010	$5,829	$1,339	$7,280
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,124,630	18,997,397	18,020,736	18,965,911
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,124,630	18,997,397	18,020,736	18,965,911
Add dilutive effect of the following:
Restricted stock	263,039	155,952	131,520	216,566
Weighted average shares of Class A common stock outstanding, diluted	18,387,669	19,153,349	18,152,256	19,182,477
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.11	$0.31	$0.07	$0.38
Diluted	$0.11	$0.30	$0.07	$0.38

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Six Months Ended June 30,
	2023				2022
Quarter end declared	Date paid	Per share	Class A stockholders ($)	Non-controlling unitholders ($)	Date paid	Per share	Class A stockholders ($)	Non-controlling unitholders ($)
March 31	March 22, 2023	$0.23	$4,164	$2,889	March 16, 2022	$0.23	$4,439	$2,889
June 30	May 31, 2023	0.23	4,168	2,889	May 25, 2022	0.23	4,420	2,889
		$0.46	$8,332	$5,778		$0.46	$8,859	$5,778

On August 1, 2023, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, payable on August 29, 2023 to stockholders of record at the close of business on August 15, 2023.

Share Repurchases and Retirement

In January 2022, the Company’s Board of Directors authorized a common stock repurchase program of up to $100 million. During the six months ended June 30, 2023, 160,405 shares of the Company’s Class A common stock were repurchased and retired for $3.4 million excluding commissions, at a weighted average cost of $21.24. As of June 30, 2023, $62.5 million remained available under the share repurchase program.

5. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of June 30, 2023			As of December 31, 2022
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.3	$225,411	$(114,144)	$111,267	$224,397	$(104,223)	$120,174
Other intangible assets:
Software (a)	4.2	$50,456	$(35,628)	$14,828	$48,658	$(32,198)	$16,460
Trademarks	9.2	1,718	(1,343)	375	1,713	(1,272)	441
Non-compete agreements	4.3	13,044	(6,536)	6,508	12,953	(4,878)	8,075
Training materials	5.0	2,400	(2,320)	80	2,400	(2,080)	320
Other	7.0	870	(520)	350	870	(403)	467
Total other intangible assets	4.4	$68,488	$(46,347)	$22,141	$66,594	$(40,831)	$25,763

(a)	As of June 30, 2023 and December 31, 2022, capitalized software development costs of $1.1 million and $4.6 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $7.4 million and $8.5 million for the three months ended June 30, 2023 and 2022, respectively, and was $14.8 million and $16.8 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2023	$14,764
2024	25,747
2025	21,921
2026	15,452
2027	8,886
Thereafter	46,638
$133,408

The following table presents changes to goodwill by reportable segment (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2023	$239,993	$18,633	$258,626
Effect of changes in foreign currency exchange rates	1,086	—	1,086
Balance, June 30, 2023	$241,079	$18,633	$259,712

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Marketing Funds (a)	$34,053	$47,670
Accrued payroll and related employee costs	9,294	14,419
Accrued taxes	1,080	2,025
Accrued professional fees	1,335	1,331
Other	4,977	5,306
	$50,739	$70,751

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information.

The following table presents a roll forward of the liability as related to the strategic shift and restructure of its business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance, January 1, 2023	$3,631
Severance and other related expenses (releases)	(33)
Cash payments	(2,901)
Balance, June 30, 2023	$697

7. Debt

Debt, net of current portion, consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Senior Secured Credit Facility	$450,800	$453,101
Less unamortized debt issuance costs	(3,217)	(3,532)
Less unamortized debt discount costs	(1,137)	(1,249)
Less current portion	(4,600)	(4,600)
	$441,846	$443,720

As of June 30, 2023, maturities of debt are as follows (in thousands):

Remainder of 2023	$2,300
2024	4,600
2025	4,600
2026	4,600
2027	4,600
Thereafter	430,100
$450,800

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its Senior Secured Credit Facility to refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility which must be repaid on July 21, 2026.

The Senior Secured Credit Facility requires the Company to repay term loans at $1.2 million per quarter. The Company is also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF” as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR” as defined in the Senior Secured Credit Facility) is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. In addition, the Company is limited in the amount of restricted payments it can make as defined in the Senior Secured Credit Facility. These restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, the Company can make unlimited restricted payments, so long as the TLR is below 3.50:1 (both before and after giving effect to such payments). As of June 30, 2023, our TLR was 3.20:1, as such no ECF payment was required, and the limits on restricted payments were not applicable.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Adjusted Term SOFR on or before June 2023 (the LIBOR Rate cessation date). The Company will transition from LIBOR to Adjusted Term SOFR during the third quarter of 2023 and borrowings under the term loans and revolving loans will accrue interest based on Adjusted Term SOFR beginning on July 31, 2023, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%. As of June 30, 2023, the interest rate on the term loan facility was 7.8%.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of June 30, 2023				As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$3,600	$—	$—	$3,600	$3,710	$—	$—	$3,710
Gadberry Group contingent consideration	588	—	—	588	817	—	—	817
Contingent consideration (a)	$4,188	$—	$—	$4,188	$4,527	$—	$—	$4,527
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 60-140 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% change in the number of franchise sales would change the liability by $0.1 million. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.1 million. As of June 30, 2023, contingent consideration also includes an amount recognized in connection with the acquisition of the Gadberry Group. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2023	$4,527
Fair value adjustments	(99)
Cash payments	(240)
Balance at June 30, 2023	$4,188

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$446,446	$433,895	$448,320	$414,587

9. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate and discrete items recorded during the three and six months ended June 30, 2023.

Uncertain Tax Positions

Uncertain tax position liabilities represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the consolidated financial statements and are recognized in “Income taxes payable” in the Condensed Consolidated Balance Sheets. Interest and penalties are accrued on the uncertain tax positions and included in the “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss). While the Company believes the liabilities recognized for uncertain tax positions are adequate to cover reasonably expected tax risks, there can be no assurance that an issue raised by a tax authority will be resolved at a cost that does not exceed the liability recognized.

10. Equity-Based Compensation

Equity-based compensation expense under the Holdings 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) as well as the new Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan” and, together with the 2013 Incentive Plan, the “Incentive Plans”), is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Expense from time-based awards	$2,843	$3,844	$5,347	$7,692
Expense from performance-based awards (a)	844	188	1,561	278
Expense from bonus to be settled in shares (b)	1,021	503	2,251	2,202
Equity-based compensation expense	$4,708	$4,535	$9,159	$10,172
(a)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. During the first quarter of 2022, the Company had a significant amount of forfeitures related to performance-based awards issued to the Company’s former CEO which, subsequent to his departure, did not vest.
(b)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2023	611,102	$32.23
Granted	643,113	$18.65
Shares vested (including tax withholding) (a)	(263,067)	$30.32
Forfeited	(26,117)	$25.14
Balance, June 30, 2023	965,031	$23.89

(a)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of June 30, 2023, there was $14.1 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2023	143,199	$32.11
Granted (a)	220,489	$20.26
Shares vested (including tax withholding) (b)	(24,122)	$17.77
Forfeited	(22,778)	$27.85
Balance, June 30, 2023	316,788	$25.26

(a)	Represents the total participant target award.
(b)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of June 30, 2023, there was $4.3 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years. The 2013 Incentive Plan was replaced by the 2023 Incentive Plan, which was approved by the Board of Directors and approved by the Company's stockholders at the annual meeting of stockholders.

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

In one of the Moehrl-related antitrust litigations, filed by plaintiffs Scott and Rhonda Burnett and others in the Western District of Missouri, the court on April 22, 2022 granted plaintiffs’ motion for class certification and a trial date is currently scheduled for October 2023. On June 15, 2023, the court set February 26, 2024 as the backup trial date to be utilized if necessary due to the then pending appeal by HomeServices of America, Inc., BHH Affiliates, LLC, and HSF Affiliates, LLC (collectively “HSA”). The court also ordered the parties to mediate. On July 21, 2023, the parties attended mediation and the case did not settle. On July 31, 2023, the court set a status conference for August 4, 2023. On August 2, 2023, the Eight Circuit affirmed the court’s decision denying HSA’s motion to compel unnamed class members to arbitrate their claims. At the August 4, 2023 conference, the Company anticipates the court will revisit the two options for Burnett trial dates of October 2023 or February 2024. Among other relief, plaintiffs seek damages equal to all buyer commissions paid by sellers in four MLSs primarily in Missouri during the class period from April 29, 2015 to present. If any damages are awarded, such damages could be trebled and defendants would be jointly and severally liable.

In the Moehrl Action, plaintiffs sought certification of two classes of home sellers: (1) a class seeking an award of alleged damages incurred by home sellers who paid a commission between March 6, 2015 and December 31, 2020, to a brokerage affiliated with a corporate defendant in connection with the sale of residential real estate listed on any of the 20 covered MLSs in various parts of the country; and (2) a class of current or future owners of residential real estate, who are presently listing or will in the future list a home for sale on any of the 20 covered MLSs, seeking to prohibit defendants from maintaining and enforcing the NAR rules at issue in the complaint. On March 29, 2023, the court in the Moehrl Action granted plaintiffs’ motion for class certification as to both classes. On April 12, 2023, RE/MAX, LLC petitioned the United States Court of Appeals for the Seventh Circuit for permission to appeal the Court’s class certification decision. On May 24, 2023, the Seventh Circuit denied the petition. On August 2, 2023 during a status conference, the Moehrl court indicated that rulings on summary judgment motions, which have not been filed yet, would likely not occur prior to May of 2024, and a trial date has not been set.

In one of the Moehrl-related antitrust litigations, filed by Jennifer Nosalek and others in the District of Massachusetts, on June 30, 2023, plaintiffs filed a motion for preliminarily approval of a settlement with MLS Property Information Network, Inc. (“MLS PIN”). If approved by the court, the settlement agreement requires MLS PIN to eliminate the requirement that a seller must offer compensation to a buyer-broker and also amend various rules pertaining to seller notices and negotiation of buyer-broker compensation. MLS PIN also agreed to pay $3,000,000 into a litigation fund to fund plaintiffs’ legal fees and expenses incurred in the litigation. No other defendants are part of the settlement.

On April 9, 2021, a putative class action claim (the “Sunderland Action”) was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021, Century 21 Canada Limited Partnership, Royal Lepage Real Estate Services Ltd., and many other real estate companies, collectively the “Defendants”, by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants conspired, agreed or arranged with each other and acted in furtherance of their conspiracy to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”) in violation of the Canadian Competition Act. On February 24, 2022, Plaintiff filed a Fresh as Amended Statement of Claim. With respect RE/MAX OA, the amended claim alleges franchisor defendants aided and abetted their respective franchisee brokerages and their salespeople in violation of the section 45(1) of the Competition Act. Among other requested relief, the Plaintiff seeks damages against the defendants and injunctive relief.

The Company intends to vigorously defend against all claims. The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. The Company is unable to reasonably estimate the financial impact of the litigation and cannot predict whether resolution of these matters would have a material effect on its financial position or results of operations. The Moehrl Action, Moehrl-related antitrust litigations (collectively referred to as the “Moehrl-related antitrust litigations”), and Sunderland Action consist of:

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Continuing franchise fees	$29,387	$31,619	$58,934	$62,739
Annual dues	8,587	9,016	17,205	17,936
Broker fees	14,321	19,317	25,213	34,402
Franchise sales and other revenue	5,264	5,824	16,837	15,436
Total Real Estate	57,559	65,776	118,189	130,513
Continuing franchise fees	2,714	2,509	5,243	4,888
Franchise sales and other revenue	902	606	1,561	1,255
Total Mortgage	3,616	3,115	6,804	6,143
Marketing Funds fees	21,077	22,909	42,419	45,760
Other	195	372	436	760
Total revenue	$82,447	$92,172	$167,848	$183,176

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Adjusted EBITDA: Real Estate	$28,721	$36,331	$51,413	$67,010
Adjusted EBITDA: Mortgage	(1,457)	(1,164)	(4,054)	(3,337)
Adjusted EBITDA: Other	(620)	(36)	(795)	(62)
Adjusted EBITDA: Consolidated	26,644	35,131	46,564	63,611
Impairment charge - leased assets (a)	—	—	—	(3,735)
Loss on lease termination (b)	—	(2,460)	—	(2,460)
Equity-based compensation expense	(4,708)	(4,535)	(9,159)	(10,172)
Acquisition-related expense (c)	(64)	(328)	(101)	(1,585)
Fair value adjustments to contingent consideration (d)	95	(1,710)	99	(1,995)
Restructuring charges	72	—	33	—
Other	(666)	(236)	(1,076)	(1,035)
Interest income	1,141	159	2,145	178
Interest expense	(8,840)	(4,032)	(17,085)	(7,683)
Depreciation and amortization	(8,008)	(9,113)	(16,041)	(18,098)
Income (loss) before provision for income taxes	$5,666	$12,876	$5,379	$17,026
(a)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building in the prior year. See Note 2, Summary of Significant Accounting Policies for additional information.
(b)	During the second quarter of 2022, a loss was recognized in connection with the termination of the booj office lease. See Note 2, Summary of Significant Accounting Policies for additional information.
(c)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the acquisition activities and integration of acquired companies.
(d)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.

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

Financial and Operational Highlights – Three Months Ended June 30, 2023

(Compared to the three months ended June 30, 2022, unless otherwise noted)

●	Total revenue of $82.4 million, a decrease of 10.6% from the prior year.
●	Revenue excluding the Marketing Funds (a) decreased 11.4% to $61.4 million, driven by negative organic revenue growth(b) of 10.5% and adverse foreign currency movements of 0.9%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of $2.0 million, compared to $5.8 million in the prior year.

●	Adjusted EBITDA of $26.6 million and Adjusted EBITDA margin of 32.3% compared to Adjusted EBITDA of $35.1 million and Adjusted EBITDA margin of 38.1% in the prior year.
●	Total agent count increased 0.4% to 144,510 agents.
●	U.S. and Canada combined agent count decreased 4.1% to 82,205 agents.
●	Total open Motto Mortgage offices increased 17.5% to 235 offices.

(a)
Revenue excluding the Marketing Funds is a non-GAAP measure of financial performance that differs from the U.S. generally accepted accounting principles (“U.S. GAAP”). Revenue excluding the Marketing Funds is calculated directly from our condensed consolidated financial statements as Total revenue less Marketing Funds fees.
(b)
We define organic revenue growth as revenue growth from continuing operations excluding Marketing Funds, revenue attributable to acquisitions, and foreign currency movements. We define revenue from acquisitions as the incremental revenue generated from the date of an acquisition to its first anniversary (excluding Marketing Funds revenue related to acquisitions where applicable).

Current market conditions, caused by rising interest rates and tight housing supply, present a challenging agent recruiting and retention environment, which has resulted in declines in U.S. agent count and Total revenue. However, during the quarter, RE/MAX agent count continued to increase in Canada and accelerated in our global regions. In the U.S., our agent count declined but at a slower pace than it did in the first quarter. While we believe we are seeing steady progress from the growth initiatives announced in July 2022 that are designed to improve our U.S. agent count, to date they have been unable to overcome the difficult industry conditions.

High interest rates have continued to impact affordability and depress housing supply resulting in fewer transactions and, by extension, lower Broker fees. Reductions in revenue generally reduce our Operating income and Adjusted EBITDA on an almost dollar-for-dollar basis, negatively affecting our margins, earnings, and cash flow. Our average revenue per agent on a trailing twelve-month basis in Company-Owned Regions in the U.S. and Canada was approximately $2,600 and $2,900 for the twelve-month periods ended June 30, 2023, and 2022, respectively, of which approximately $700 and $950 was attributable to Broker fees for the same periods, respectively. While we believe the collective health of our two networks remains solid, collections across both our Real Estate and Mortgage segments have also been adversely impacted by the current market conditions. As a result, bad debt expense increased $1.7 million and $3.1 million, respectively during the three and six month periods ended June 30, 2023, compared to the prior year. In our Mortgage segment, our wemlo loan processing volume increased, and our Motto franchise sales operation expanded but market conditions muted the pace of our franchise sales.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of June 30,		2023 vs. 2022
	2023	2022	#	%
Agent Count:
U.S.
Company-Owned Regions	50,011	53,415	(3,404)	(6.4)%
Independent Regions	6,976	7,410	(434)	(5.9)%
U.S. Total	56,987	60,825	(3,838)	(6.3)%
Canada
Company-Owned Regions	20,354	20,098	256	1.3%
Independent Regions	4,864	4,756	108	2.3%
Canada Total	25,218	24,854	364	1.5%
U.S. and Canada Total	82,205	85,679	(3,474)	(4.1)%
Outside U.S. and Canada
Independent Regions	62,305	58,260	4,045	6.9%
Outside U.S. and Canada Total	62,305	58,260	4,045	6.9%
Total	144,510	143,939	571	0.4%

RE/MAX open offices:
U.S.	3,396	3,522	(126)	(3.6)%
Canada	967	1,019	(52)	(5.1)%
U.S. and Canada Total	4,363	4,541	(178)	(3.9)%
Outside U.S. and Canada	4,757	4,557	200	4.4%
Total	9,120	9,098	22	0.2%

Motto open offices (1)(2) :	235	200	35	17.5%

	Six Months Ended
	June 30,		2023 vs. 2022
	2023	2022	#	%
RE/MAX franchise sales:
U.S.	93	80	13	16.3%
Canada	20	22	(2)	(9.1)%
U.S. and Canada Total	113	102	11	10.8%
Outside U.S. and Canada	324	259	65	25.1%
Total	437	361	76	21.1%

Motto franchise sales (1) :	18	24	(6)	(25.0)%
(1)	Excludes “virtual” offices and BranchiseSM offices.
(2)	As of June 30, 2023 and 2022, there were 60 and 32 offices, respectively, that we are offering short-term financial relief and are temporarily either not being billed or having associated revenue recognized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenue	82,447	92,172	$167,848	$183,176
Total selling, operating and administrative expenses	40,212	40,781	$89,327	$88,612
Operating income (loss)	13,150	16,909	$20,061	$24,511
Net income (loss)	3,244	10,275	$2,565	$13,220
Net income (loss) attributable to RE/MAX Holdings, Inc.	2,010	5,829	$1,339	$7,280
Adjusted EBITDA (1)	26,644	35,131	$46,564	$63,611
Adjusted EBITDA margin (1)	32.3%	38.1%	27.7%	34.7%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable

U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Revenue:
Continuing franchise fees	$32,101	$34,128	$(2,027)	(5.9)%
Annual dues	8,587	9,016	(429)	(4.8)%
Broker fees	14,321	19,317	(4,996)	(25.9)%
Marketing Funds fees	21,077	22,909	(1,832)	(8.0)%
Franchise sales and other revenue	6,361	6,802	(441)	(6.5)%
Total revenue	$82,447	$92,172	$(9,725)	(10.6)%

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Revenue excluding the Marketing Funds:
Total revenue	$82,447	$92,172	$(9,725)	(10.6)%
Less: Marketing Funds fees	21,077	22,909	(1,832)	(8.0)%
Revenue excluding the Marketing Funds	$61,370	$69,263	$(7,893)	(11.4)%

RE/MAX Holdings generated revenue of $82.4 million in the second quarter of 2023, a decrease of $9.7 million, or 10.6%, compared to $92.2 million in the same period in 2022. Revenue excluding the Marketing Funds was $61.4 million in the second quarter of 2023, a decrease of $7.9 million, or 11.4%, compared to $69.3 million in the same period in 2022. This decrease was attributable to negative organic revenue growth of 10.5% and adverse foreign-currency movements of 0.9%. Organic growth decreased primarily due to a decrease in Broker fees and U.S. agent count, partially offset by Mortgage growth.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a decrease in U.S. agent count, fee concessions, and adverse foreign currency movements partially offset by Motto growth.

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

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to the winddown of the Gadberry Group reporting unit as part of the strategic shift in the prior year.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Operating expenses:
Selling, operating and administrative expenses	$40,212	$40,781	$569	1.4%
Marketing Funds expenses	21,077	22,909	1,832	8.0%
Depreciation and amortization	8,008	9,113	1,105	12.1%
Settlement and impairment charges	—	2,460	2,460	100.0%
Total operating expenses	$69,297	$75,263	$5,966	7.9%
Percent of revenue	84.1%	81.7%

Selling, operating and administrative expenses consist of personnel costs, professional fee expenses, lease costs and other expenses. Other expenses within Selling, operating and administrative expenses include certain marketing and production costs that are not paid by the Marketing Funds, including travel and entertainment costs, and costs associated with our annual conventions in the U.S. and other events, and technology services.

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Selling, operating and administrative expenses:
Personnel	$23,917	$22,888	$(1,029)	(4.5)%
Professional fees	3,406	4,271	865	20.3%
Lease costs	1,980	1,942	(38)	(2.0)%
Other	10,909	11,680	771	6.6%
Total selling, operating and administrative expenses	$40,212	$40,781	$569	1.4%
Percent of revenue	48.8%	44.2%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel costs increased primarily due to increased average compensation and benefits, partially offset by decreases in average headcount.
●	Professional fees decreased primarily due to lower legal expenses. The timing and extent of legal expenses to be incurred throughout the remainder of 2023 depends upon when a trial occurs in the ongoing antitrust litigation. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q.
●	Other selling, operating and administrative expenses decreased slightly as changes in the fair value of the contingent consideration liabilities recognized in the prior year were mostly offset by increases in bad debt expense and agent and broker events expenses in the current year.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due lower Franchise agreements amortization expense from independent region acquisitions in prior years and due to the acceleration of amortization of technology in the prior year.

Settlement and Impairment Charges

See the discussion of the Results of operations for the six months ended June 30, 2023 and 2022 for a discussion of the settlement and impairment charges.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Other expenses, net:
Interest expense	$(8,840)	$(4,032)	$(4,808)	(119.2)%
Interest income	1,141	159	982	n/m
Foreign currency transaction gains (losses)	215	(160)	375	n/m
Total other expenses, net	$(7,484)	$(4,033)	$(3,451)	(85.6)%
Percent of revenue	9.1%	4.4%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of rising interest rates. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

Our effective income tax rate increased to 42.7% from 20.2% for the three months ended June 30, 2023 and 2022, respectively. The reduction in Income (loss) before provision for income taxes, primarily in the U.S., means that permanent tax differences, such as certain foreign tax items that do not change in direct proportion to taxable income derived in the U.S., have a larger numerical impact on our effective tax rate. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 9, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $26.6 million for the three months ended June 30, 2023, a decrease of $8.5 million from the comparable prior year period. Adjusted EBITDA decreased due to lower revenue resulting primarily from a decrease in Broker fees and U.S. agent count, as well as an increase in bad debt expense.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Revenue:
Continuing franchise fees	$64,177	$67,627	$(3,450)	(5.1)%
Annual dues	17,205	17,936	(731)	(4.1)%
Broker fees	25,213	34,402	(9,189)	(26.7)%
Marketing Funds fees	42,419	45,760	(3,341)	(7.3)%
Franchise sales and other revenue	18,834	17,451	1,383	7.9%
Total revenue	$167,848	$183,176	$(15,328)	(8.4)%

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Revenue excluding the Marketing Funds:
Total revenue	$167,848	$183,176	$(15,328)	(8.4)%
Less: Marketing Funds fees	42,419	45,760	(3,341)	(7.3)%
Revenue excluding the Marketing Funds	$125,429	$137,416	$(11,987)	(8.7)%

RE/MAX Holdings generated revenue of $167.8 million, a decrease of $15.3 million, or 8.4%, compared to $183.2 million in the same period in 2022. Revenue excluding the Marketing Funds was $125.4 million, a decrease of $12.0 million, or 8.7%, compared to $137.4 million in the same period in 2022. This decrease was attributable to negative organic revenue growth of 7.7% and adverse foreign-currency movements of 1.0%. Organic growth decreased primarily due to a decrease in Broker fees and U.S. agent count, partially offset by an increase in revenue from our annual RE/MAX agent convention and Motto growth.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a decrease in U.S. agent count, fee concessions and adverse foreign currency movements, partially offset by Motto growth.

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

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to an increase in revenue from our annual RE/MAX agent convention, partially offset by a decrease due to the winddown of the Gadberry Group reporting unit as part of the strategic shift in the prior year.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Operating expenses:
Selling, operating and administrative expenses	$89,327	$88,612	$(715)	(0.8)%
Marketing Funds expenses	42,419	45,760	3,341	7.3%
Depreciation and amortization	16,041	18,098	2,057	11.4%
Settlement and impairment charges	—	6,195	6,195	100.0%
Total operating expenses	$147,787	$158,665	$10,878	6.9%
Percent of revenue	88.0%	86.6%

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

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Selling, operating and administrative expenses:
Personnel	$48,936	$49,598	$662	1.3%
Professional fees	6,786	9,059	2,273	25.1%
Lease costs	3,954	4,270	316	7.4%
Other	29,651	25,685	(3,966)	(15.4)%
Total selling, operating and administrative expenses	$89,327	$88,612	$(715)	(0.8)%
Percent of revenue	53.2%	48.4%

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs decreased due to decreases in average headcount, lower equity-based compensation expense and lower personnel costs associated with acquiring and integrating new companies, partially offset by increased average compensation and benefits.
●	Professional fees decreased primarily due to lower legal expenses. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q.
●	Other selling, operating and administrative expenses increased primarily due to an increase in expenses from our annual RE/MAX agent convention and an increase in bad debt expense, partially offset by changes in the fair value of the contingent consideration liabilities recognized in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due the acceleration of amortization of technology in the prior year and lower Franchise agreements amortization expense from independent region acquisitions in prior years.

Settlement and Impairment Charges

Impairment Charge – Leased Assets

During the first quarter of 2022, we subleased a portion of our corporate headquarters. As a result, we performed impairment tests on the portions subleased and recognized an impairment charge of $3.7 million. See Note 2, Summary of Significant Accounting Policies for additional information about our leases.

Loss on lease termination

During the second quarter of 2022, we terminated our booj office lease, which is owned by an entity controlled by our former employees. As a result, we wrote off a right of use (“ROU”) asset of $2.7 million and derecognized $1.5 million of lease liability associated with the terminated lease. We also recognized a loss on termination of $2.5 million, of which included a lease termination payment of $1.3 million. See Note 2, Summary of Significant Accounting Policies for additional information about our leases.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Other expenses, net:
Interest expense	$(17,085)	$(7,683)	$(9,402)	(122.4)%
Interest income	2,145	178	1,967	n/m
Foreign currency transaction gains (losses)	258	20	238	n/m
Total other expenses, net	$(14,682)	$(7,485)	$(7,197)	(96.2)%
Percent of revenue	8.7%	4.1%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of rising interest rates. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

Our effective income tax rate increased to 52.3% from 22.4% for the six months ended June 30, 2023 and 2022, respectively. The reduction in Income (loss) before provision for income taxes, primarily in the U.S., means that permanent tax differences, such as certain foreign tax and equity-based compensation items that do not change in direct proportion to taxable income derived in the U.S., have a larger numerical impact on our effective tax rate. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 9, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $46.6 million for the six months ended June 30, 2023, a decrease of $17.0 million from the comparable prior year period. Adjusted EBITDA decreased due to lower revenue resulting primarily from a decrease in Broker fees and U.S. agent count, as well as an increase in bad debt expense and the net impact of our annual RE/MAX agent convention.

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

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$3,244	$10,275	$2,565	$13,220
Depreciation and amortization	8,008	9,113	16,041	18,098
Interest expense	8,840	4,032	17,085	7,683
Interest income	(1,141)	(159)	(2,145)	(178)
Provision for income taxes	2,422	2,601	2,814	3,806
EBITDA	21,373	25,862	36,360	42,629
Impairment charge - leased assets (1)	—	—	—	3,735
Loss on lease termination (2)	—	2,460	—	2,460
Equity-based compensation expense	4,708	4,535	9,159	10,172
Acquisition-related expense (3)	64	328	101	1,585
Fair value adjustments to contingent consideration (4)	(95)	1,710	(99)	1,995
Restructuring charges	(72)	—	(33)	—
Other	666	236	1,076	1,035
Adjusted EBITDA	$26,644	$35,131	$46,564	$63,611

(1)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building in the prior year. See Note 2, Summary of Significant Accounting Policies for additional information.
(2)	During the second quarter of 2022, a loss was recognized in connection with the termination of the booj office lease. See Note 2, Summary of Significant Accounting Policies for additional information.
(3)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(4)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements to the accompanying unaudited condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our agent and franchise base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by several factors including agents in the RE/MAX network, particularly in Company-Owned Regions. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	net investments in our Mortgage segment;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments and related interest payments on our Senior Secured Credit Facility;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company;
(ix)	payments to the TRA parties pursuant to the TRAs; and
(x)	share repurchases.

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

The Senior Secured Credit Facility requires us to repay term loans at $1.2 million per quarter. We are also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF” as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR” as defined in the Senior Secured Credit Facility) is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. In addition, the Company is limited in the amount of restricted payments it can make as defined in the Senior Secured Credit Facility. These restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, the Company can make unlimited restricted payments, so long as the TLR is below 3.50:1 (both before and after giving effect to such payments). As of June 30, 2023, our TLR was 3.20:1, as such no ECF payment was required, and the limits on restricted payments were not applicable.

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

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”)) on or before June 2023 (the LIBOR Rate cessation date) and we will transition to Adjusted Term SOFR on July 31, 2023. As of June 30, 2023, the interest rate on the term loan facility was 7.8%.

If amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires compliance with a leverage ratio (calculated as net debt to EBITDA as defined therein). A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit.

As of June 30, 2023, we had $450.8 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of June 30, 2023 and December 31, 2022, we had $96.8 million and $108.7 million, respectively, of cash and cash equivalents, of which approximately $27.0 million and $23.5 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash provided by (used in):
Operating activities	$2,242	$38,919
Investing activities	(2,397)	(6,144)
Financing activities	(24,198)	(36,919)
Effect of exchange rate changes on cash	661	(446)
Net change in cash, cash equivalents and restricted cash	$(23,692)	$(4,590)

Operating Activities

Cash provided by operating activities decreased primarily as a result of:

●	a decrease in Adjusted EBITDA of $17.0 million;
●	a decrease due to higher spend in the Marketing Funds resulting in higher net use of restricted cash in the current year;
●	a decrease due to higher interest payments of $9.5 million, due to higher interest rates in the current year;
●	an increase due to lower costs associated with acquiring and integrating new companies; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2023 the change in cash used in investing activities was primarily the result of lower capitalizable investments in technology as compared to the prior year and no spend on our corporate headquarters refresh in the current year.

Financing Activities

During the six months ended June 30, 2023, the change in cash used in financing activities was primarily due to lower allocation of capital to our share repurchase program and lower tax withholding payments for share-based compensation.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $2.8 million and $6.1 million for the six months ended June 30, 2023 and 2022, respectively. These amounts primarily relate to spend on investments in technology. We plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2023 are expected to be between $7.0 million and $10.0 million. See Financial and Operational Highlights above for additional information.

Return of Capital

Our Board of Directors approved quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock during the first quarter of 2023 and 2022, respectively, as disclosed in Note 4, Earnings Per Share and Dividends. On August 1, 2023, we announced that our Board of Directors approved a quarterly dividend of $0.23 per share on all outstanding shares of Class A common stock, which is payable on August 29, 2023 to stockholders of record at the close of business on August 15, 2023.

During the first quarter of 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. During the six months ended June 30, 2023, 160,405 shares of our Class A common stock were repurchased and retired for $3.4 million, excluding commissions, at an average cost of $21.24 per share. As of June 30, 2023, $62.5 million remained available under the share repurchase authorization.

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

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$—	$1,645
Dividend distributions	5,778	5,778
Total distributions to RIHI	5,778	7,423
Payments pursuant to the TRAs	—	—
Total distributions to RIHI and TRA payments	$5,778	$7,423

Commitments and Contingencies

See Note 11, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of June 30, 2023.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the six months ended June 30, 2023 and 2022 bad debt expense was 2.1% and 0.2% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On June 30, 2023, $450.8 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. As of June 30, 2023, the interest rate on our Senior Secured Credit Facility was based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. In the third quarter of 2023, due to the cessation of LIBOR, we will transition to Adjusted Term SOFR. Borrowings under the term loans and revolving loans will accrue interest based on Adjusted Term SOFR, beginning on July 31, 2023, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%.

As of June 30, 2023, the interest rate was 7.8%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three and six months ended June 30, 2023, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.4 million and $0.8 million, respectively, related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2023 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases of our Class A common stock for the three months ended June 30, 2023:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be
	Publicly Announced	Average Price	Purchased Under the
Period	Plans or Programs (a)	Paid Per Share	Plans or Programs
April 1-30	—	$—	$62,491,567
May 1-31	—	$—	$62,491,567
June1-30	—	$—	$62,491,567
Total	—

In January 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. There was no repurchase activity during the three months ended June 30, 2023. As of June 30, 2023, $62.5 million remains under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

3.3	Amendment No. 1 to Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	5/31/2023	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

4.2	RE/MAX Holdings, Inc. 2023 Omnibus Incentive Plan and related documents.	S-8	333-190699	5/26/2023	4.4

10.1	Form of Time-Based Restricted Stock Unit Award	10-Q	001-36101	5/4/2023	10.1

10.2	Form of Performance-Based Restricted Stock Unit Award	10-Q	001-36101	5/4/2023	10.2

10.3	RE/MAX Holdings, Inc. Deferred Compensation Plan†					X

10.4	Change in Control Severance Plan†	8-K	001-36101	5/31/2023	10.1
10.5	Severance and Retirement Plan†	8-K	001-36101	5/31/2023	10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	August 2, 2023	By:	/s/ Stephen P. Joyce
Stephen P. Joyce
Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	August 2, 2023	By:	/s/ Adam W. Grosshans
Adam W. Grosshans Chief Accounting Officer (Principal Accounting Officer)