Form 10-Q
period 2023-09-30
RE/MAX Holdings, Inc.
filed 2023-11-03
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023.

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

On October 27, 2023, there were 18,237,327 outstanding shares of the registrant’s Class A common stock, $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$89,820	$108,663
Restricted cash	30,993	29,465
Accounts and notes receivable, current portion, net of allowances	33,892	32,518
Income taxes receivable	2,020	2,138
Other current assets	15,828	20,178
Total current assets	172,553	192,962
Property and equipment, net of accumulated depreciation	8,419	9,793
Operating lease right of use assets	24,229	25,825
Franchise agreements, net	105,653	120,174
Other intangible assets, net	20,506	25,763
Goodwill	258,814	258,626
Deferred tax assets, net	—	51,441
Income taxes receivable, net of current portion	754	754
Other assets, net of current portion	6,943	9,896
Total assets	$597,871	$695,234
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$8,252	$6,165
Accrued liabilities	104,421	70,751
Income taxes payable	483	1,658
Deferred revenue	24,107	27,784
Current portion of debt	4,600	4,600
Current portion of payable pursuant to tax receivable agreements	1,642	1,642
Operating lease liabilities	7,747	7,068
Total current liabilities	151,252	119,668
Debt, net of current portion	440,913	443,720
Payable pursuant to tax receivable agreements, net of current portion	—	24,917
Deferred tax liabilities, net	12,386	13,113
Deferred revenue, net of current portion	18,041	18,287
Operating lease liabilities, net of current portion	33,472	37,989
Other liabilities, net of current portion	5,082	5,838
Total liabilities	661,146	663,532
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,213,497 and 17,874,238 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	546,184	535,566
Accumulated deficit	(129,248)	(53,999)
Accumulated other comprehensive income (deficit), net of tax	(129)	(395)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	416,809	481,174
Non-controlling interest	(480,084)	(449,472)
Total stockholders' equity (deficit)	(63,275)	31,702
Total liabilities and stockholders' equity (deficit)	$597,871	$695,234

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Continuing franchise fees	$31,834	$33,310	$96,011	$100,937
Annual dues	8,456	8,911	25,661	26,847
Broker fees	14,255	16,596	39,468	50,998
Marketing Funds fees	20,853	22,736	63,272	68,496
Franchise sales and other revenue	5,825	7,390	24,659	24,841
Total revenue	81,223	88,943	249,071	272,119
Operating expenses:
Selling, operating and administrative expenses	43,090	49,702	132,417	138,314
Marketing Funds expenses	20,853	22,736	63,272	68,496
Depreciation and amortization	8,195	8,757	24,236	26,855
Settlement and impairment charges	55,000	2,513	55,000	8,708
Gain on reduction in tax receivable agreement liability	(24,917)	—	(24,917)	—
Total operating expenses	102,221	83,708	250,008	242,373
Operating income (loss)	(20,998)	5,235	(937)	29,746
Other expenses, net:
Interest expense	(9,292)	(5,729)	(26,377)	(13,412)
Interest income	1,173	497	3,318	675
Foreign currency transaction gains (losses)	125	(360)	383	(340)
Total other expenses, net	(7,994)	(5,592)	(22,676)	(13,077)
Income (loss) before provision for income taxes	(28,992)	(357)	(23,613)	16,669
Provision for income taxes	(53,680)	(553)	(56,494)	(4,359)
Net income (loss)	$(82,672)	$(910)	$(80,107)	$12,310
Less: net income (loss) attributable to non-controlling interest	(23,218)	(1,050)	(21,992)	4,890
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(59,454)	$140	$(58,115)	$7,420

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(3.28)	$0.01	$(3.22)	$0.39
Diluted	$(3.28)	$0.01	$(3.22)	$0.39
Weighted average shares of Class A common stock outstanding
Basic	18,150,557	18,646,306	18,064,009	18,859,376
Diluted	18,150,557	18,876,863	18,064,009	19,080,605
Cash dividends declared per share of Class A common stock	$0.23	$0.23	$0.69	$0.69

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(82,672)	$(910)	$(80,107)	$12,310
Change in cumulative translation adjustment	(1,015)	(2,238)	313	(2,823)
Other comprehensive income (loss), net of tax	(1,015)	(2,238)	313	(2,823)
Comprehensive income (loss)	(83,687)	(3,148)	(79,794)	9,487
Less: Comprehensive income (loss) attributable to non-controlling interest	(23,601)	(2,102)	(21,945)	3,594
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$(60,086)	$(1,046)	$(57,849)	$5,893

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity (deficit)
Balances, January 1, 2023	17,874,238	$2	1	$—	$535,566	$(53,999)	$(395)	$(449,472)	$31,702
Net income (loss)	—	—	—	—	—	(671)	—	(8)	(679)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	593,463	—	—	—	6,635	(660)	—	—	5,975
Dividends to Class A common stockholders	—	—	—	—	—	(4,164)	—	—	(4,164)
Repurchase and retirement of common shares	(160,405)	—	—	—	—	(3,408)	—	—	(3,408)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	82	17	99
Shares withheld for taxes on share-based compensation	(185,349)	—	—	—	(3,458)	—	—	—	(3,458)
Other	—	—	—	—	—	(235)	—	—	(235)
Balances, March 31, 2023	18,121,947	$2	1	$—	$538,743	$(63,137)	$(313)	$(452,352)	$22,943
Net income (loss)	—	—	—	—	—	2,010	—	1,234	3,244
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	5,682	—	—	—	3,688	(3)	—	—	3,685
Dividends to Class A common stockholders	—	—	—	—	—	(4,168)	—	—	(4,168)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	816	413	1,229
Shares withheld for taxes on share-based compensation	(1,013)	—	—	—	(19)	—	—	—	(19)
Balances, June 30, 2023	18,126,616	$2	1	$—	$542,412	$(65,298)	$503	$(453,594)	$24,025
Net income (loss)	—	—	—	—	—	(59,454)	—	(23,218)	(82,672)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	121,311	—	—	—	4,309	(327)	—	—	3,982
Dividends to Class A common stockholders	—	—	—	—	—	(4,170)	—	—	(4,170)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(632)	(383)	(1,015)
Shares withheld for taxes on share-based compensation	(34,430)	—	—	—	(537)	—	—	—	(537)
Other	—	—	—	—	—	1	—	—	1
Balances, September 30, 2023	18,213,497	$2	1	$—	$546,184	$(129,248)	$(129)	$(480,084)	$(63,275)

See accompanying notes to unaudited condensed consolidated financial statements.

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2022	18,806,194	$2	1	$—	$515,443	$(7,821)	$650	$(439,207)	$69,067
Net income (loss)	—	—	—	—	—	1,451	—	1,494	2,945
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,894)	(2,894)
Equity-based compensation expense and dividend equivalents	587,283	—	—	—	12,215	(685)	—	—	11,530
Dividends to Class A common stockholders	—	—	—	—	—	(4,439)	—	—	(4,439)
Repurchase and retirement of common shares	(45,885)				—	(1,314)	—	—	(1,314)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	242	240	482
Shares withheld for taxes on share-based compensation	(175,048)	—	—	—	(5,586)	—	—	—	(5,586)
Balances, March 31, 2022	19,172,544	$2	1	$—	$522,072	$(12,808)	$892	$(440,367)	$69,791
Net income (loss)	—	—	—	—	—	5,829	—	4,446	10,275
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(4,529)	(4,529)
Equity-based compensation expense and dividend equivalents	39,002	—	—	—	4,123	(7)	—	—	4,116
Dividends to Class A common stockholders	—	—	—	—	—	(4,420)	—	—	(4,420)
Repurchase and retirement of common shares	(441,311)		—			(10,552)	—	—	(10,552)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(583)	(484)	(1,067)
Shares withheld for taxes on share-based compensation	(16,400)	—	—	—	(73)	—	—	—	(73)
Balances, June 30, 2022	18,753,835	$2	1	$—	$526,122	$(21,958)	$309	$(440,934)	$63,541
Net income (loss)	—	—	—	—	—	140	—	(1,050)	(910)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(3,500)	(3,500)
Equity-based compensation expense and dividend equivalents	172,522	—	—	—	6,839	(96)	—	—	6,743
Dividends to Class A common stockholders	—	—	—	—	—	(4,322)	—	—	(4,322)
Repurchase and retirement of common shares	(507,980)					(11,929)	—	—	(11,929)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,186)	(1,052)	(2,238)
Shares withheld for taxes on share-based compensation	(28,235)	—	—	—	(697)	—	—	—	(697)
Balances, September 30, 2022	18,390,142	$2	1	$—	$532,264	$(38,165)	$(877)	$(446,536)	$46,688

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(80,107)	$12,310
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,236	26,855
Equity-based compensation expense	14,050	18,006
Bad debt expense	4,903	1,256
Deferred income tax expense (benefit)	51,799	(41)
Fair value adjustments to contingent consideration	(379)	1,303
Settlement charge	55,000	—
Impairment charge - leased assets	—	6,248
Loss on sale or disposition of assets, net	386	1,314
Non-cash lease benefit	(2,242)	(1,539)
Non-cash loss on lease termination	—	1,175
Non-cash debt charges	644	644
Gain on reduction in tax receivable agreement liability	(24,917)	—
Other, net	(73)	70
Changes in operating assets and liabilities	(23,675)	(6,215)
Net cash provided by operating activities	19,625	61,386
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(4,249)	(7,950)
Other	679	(1,915)
Net cash used in investing activities	(3,570)	(9,865)
Cash flows from financing activities:
Payments on debt	(3,450)	(3,450)
Distributions paid to non-controlling unitholders	(8,667)	(10,923)
Dividends and dividend equivalents paid to Class A common stockholders	(13,492)	(13,969)
Payments related to tax withholding for share-based compensation	(4,014)	(6,356)
Common shares repurchased	(3,408)	(23,795)
Payment of contingent consideration	(360)	(120)
Net cash used in financing activities	(33,391)	(58,613)
Effect of exchange rate changes on cash	21	(2,009)
Net decrease in cash, cash equivalents and restricted cash	(17,315)	(9,101)
Cash, cash equivalents and restricted cash, beginning of period	138,128	158,399
Cash, cash equivalents and restricted cash, end of period	$120,813	$149,298

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2022, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2023 and the results of its operations and comprehensive income (loss), cash flows and changes in its stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022. Interim results may not be indicative of full-year performance.

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

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Other deferred revenue is primarily related to events-related revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2023	New billings	recognized (a)	September 30, 2023
Franchise sales	$25,281	$6,517	$(6,715)	$25,083
Annual dues	14,164	25,320	(25,661)	13,823
Other	6,626	14,675	(18,059)	3,242
	$46,071	$46,512	$(50,435)	$42,148

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $6.2 million and $13.0 million, respectively, for the nine months ended September 30, 2023.

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2023	for new activity	recognized	September 30, 2023
Capitalized contract costs for commissions	$3,974	$2,129	$(1,848)	$4,255

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter	Total
Annual dues	$6,491	$7,332	$—	$—	$—	$—	$—	$13,823
Franchise sales	1,826	6,714	5,536	4,204	2,786	1,384	2,633	25,083
Total	$8,317	$14,046	$5,536	$4,204	$2,786	$1,384	$2,633	$38,906

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
U.S. Company-Owned Regions	$35,504	$39,975	$105,440	$121,862
U.S. Independent Regions	1,668	1,819	4,896	5,397
Canada Company-Owned Regions	10,607	10,764	30,946	32,673
Canada Independent Regions	721	723	2,168	2,141
Global	3,251	2,908	9,653	9,193
Fee revenue (a)	51,751	56,189	153,103	171,266
Franchise sales and other revenue (b)	4,812	6,466	21,649	21,902
Total Real Estate	56,563	62,655	174,752	193,168
U.S.	15,638	17,186	48,043	52,386
Canada	4,956	5,201	14,440	15,202
Global	259	349	789	908
Total Marketing Funds	20,853	22,736	63,272	68,496
Mortgage (c)	3,640	3,194	10,444	9,337
Other (c)	167	358	603	1,118
Total	$81,223	$88,943	$249,071	$272,119
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is derived primarily within the U.S.
(c)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$89,820	$108,663
Restricted cash:
Marketing Funds (a)	17,243	29,465
Settlement Fund (b)	13,750	—
Total cash, cash equivalents and restricted cash	$120,813	$138,128

(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.
(b)	Represents the net amounts held in the Settlement Fund as part of the settlement of the Nationwide Claims. See Note 11, Commitments and Contingencies for additional information.

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

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Technology − operating	$1,169	$3,526	$3,507	$11,269
Technology − capital(a)	—	(277)	(203)	884
Marketing staff and administrative services	1,441	1,493	4,416	4,174
Total	$2,610	$4,742	$7,720	$16,327
(a)	During the first quarter of 2023 and the third quarter of 2023, the Company determined that certain development projects were no longer needed and therefore $0.2 million and $0.3 million, reflecting the cost of work in process assets that would no longer be placed in service, was refunded to the Marketing Funds.

Accounts and Notes Receivable

As of September 30, 2023, and December 31, 2022, the Company had allowances against accounts and notes receivable of $11.4 million and $9.1 million, respectively.

Property and Equipment

As of September 30, 2023, and December 31, 2022, the Company had accumulated depreciation of $12.9 million and $10.9 million, respectively.

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

During the first and third quarters of 2022, the Company subleased portions of its corporate headquarters. As a result, the Company performed impairment tests on the portions subleased. Based on a comparison of undiscounted cash flows to the right of use (“ROU”) asset, the Company determined that the asset was impaired, driven largely by the difference between the existing lease rate on the Company’s corporate headquarters and the sublease rates received. This resulted in impairment charges of $3.7 million for the first quarter of 2022 and $2.5 million for the third quarter of 2022, which reflect the excess of the ROU asset carrying value over its fair value.

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

Restructuring and Reduction in Force Charges

During the third quarter of 2023, the Company announced a reduction in force and reorganization (the “Reorganization”) intended to streamline the Company’s operations and yield cost savings over the long term. The Reorganization reduced the Company’s overall workforce by approximately 7% and was substantially complete by September 30, 2023. As a result of the Reorganization, the Company incurred a pre-tax cash charge for one-time termination benefits of severance and related costs of $4.3 million and accelerated equity compensation expense of $0.5 million. See Note 6, Accrued Liabilities for a roll forward of the liability related to the Reorganization as of September 30, 2023.

During the third quarter of 2022, the Company began incurring expenses related to a restructuring in its business and technology offerings with the phased rollout of the kvCORE platform, replacing the functionality previously provided by the booj platform. A significant amount of these costs are termination benefits related to workforce reductions including severance and related expenses that were incurred in the second half of 2022. See Note 6, Accrued Liabilities for a roll forward of the liability related to the restructuring as of September 30, 2023.

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

The Company has a short-term $74.0 million Canadian dollar forward contract that matures in the fourth quarter of 2023 that net settles in U.S. dollars based on the prevailing spot rates at maturity.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The Company adopted this standard effective July 1, 2023, on a prospective basis, with an executed amendment of its Senior Secured Credit Facility Agreement. The Company’s benchmark rate was transitioned from LIBOR to Adjusted Term SOFR. The amendments of ASU 2020-04 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

None.

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	September 30, 2023		December 31, 2022
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.8%	12,559,600	41.3%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,213,497	59.2%	17,874,238	58.7%
Total common units in RMCO	30,773,097	100.0%	30,433,838	100.0%

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

	Three Months Ended September 30,
	2023			2022
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO (a)	59.1%	40.9%	100.0%	59.8%	40.2%	100.0%
Income (loss) before provision for income taxes (a)	$(6,866)	$(22,126)	$(28,992)	$(219)	$(138)	$(357)
(Provision) / benefit for income taxes (b)	(52,588)	(1,092)	(53,680)	359	(912)	(553)
Net income (loss)	$(59,454)	$(23,218)	$(82,672)	$140	$(1,050)	$(910)

	Nine Months Ended September 30,
	2023			2022
	RE/MAX Holdings, Inc.	Non-controlling interest	Total	RE/MAX Holdings, Inc.	Non-controlling interest	Total
Weighted average ownership percentage of RMCO (a)	59.0%	41.0%	100.0%	60.0%	40.0%	100.0%
Income (loss) before provision for income taxes (a)	$(3,694)	$(19,919)	$(23,613)	$10,016	$6,653	$16,669
(Provision) / benefit for income taxes (b)	(54,421)	(2,073)	(56,494)	(2,596)	(1,763)	(4,359)
Net income (loss)	$(58,115)	$(21,992)	$(80,107)	$7,420	$4,890	$12,310
(a)	The WAO percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Tax distributions	$—	$2,256
Dividend distributions	8,667	8,667
Total distributions to non-controlling unitholders	$8,667	$10,923

4. Earnings (Loss) Per Share, Dividends and Repurchases

Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(59,454)	$140	$(58,115)	$7,420
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,150,557	18,646,306	18,064,009	18,859,376
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,150,557	18,646,306	18,064,009	18,859,376
Add dilutive effect of the following:
Restricted stock (a)	—	230,557	—	221,229
Weighted average shares of Class A common stock outstanding, diluted	18,150,557	18,876,863	18,064,009	19,080,605
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(3.28)	$0.01	$(3.22)	$0.39
Diluted	$(3.28)	$0.01	$(3.22)	$0.39

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Nine Months Ended September 30,
	2023				2022
Quarter end declared	Date paid	Per share	Class A stockholders ($)	Non-controlling unitholders ($)	Date paid	Per share	Class A stockholders ($)	Non-controlling unitholders ($)
March 31	March 22, 2023	$0.23	$4,164	$2,889	March 16, 2022	$0.23	$4,439	$2,889
June 30	May 31, 2023	0.23	4,168	2,889	May 25, 2022	0.23	4,420	2,889
September 30	August 29, 2023	0.23	4,169	2,889	August 30, 2022	0.23	4,322	2,889
		$0.69	$12,501	$8,667		$0.69	$13,181	$8,667

Subsequent to September 30, 2023, the Company’s Board of Directors decided to suspend the Company’s quarterly dividend. In light of the recent litigation settlement and ongoing challenging housing and mortgage market conditions, the Company’s Board of Directors believes this action to preserve the Company’s capital is prudent.

Share Repurchases and Retirement

In January 2022, the Company’s Board of Directors authorized a common stock repurchase program of up to $100 million. During the nine months ended September 30, 2023, 160,405 shares of the Company’s Class A common stock were repurchased and retired for $3.4 million excluding commissions, at a weighted average cost of $21.24. As of September 30, 2023, $62.5 million remained available under the share repurchase program.

5. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of September 30, 2023			As of December 31, 2022
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.3	$224,574	$(118,921)	$105,653	$224,397	$(104,223)	$120,174
Other intangible assets:
Software (a)	4.2	$51,580	$(37,365)	$14,215	$48,658	$(32,198)	$16,460
Trademarks	9.2	1,724	(1,377)	347	1,713	(1,272)	441
Non-compete agreements	4.3	12,969	(7,318)	5,651	12,953	(4,878)	8,075
Training materials	—	2,400	(2,400)	—	2,400	(2,080)	320
Other	7.0	870	(577)	293	870	(403)	467
Total other intangible assets	4.4	$69,543	$(49,037)	$20,506	$66,594	$(40,831)	$25,763

(a)	As of September 30, 2023 and December 31, 2022, capitalized software development costs of $1.5 million and $4.6 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $7.6 million and $8.3 million for the three months ended September 30, 2023 and 2022, respectively, and was $22.4 million and $25.1 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2023	$7,417
2024	25,917
2025	22,185
2026	15,535
2027	8,889
Thereafter	46,216
$126,159

The following table presents changes to goodwill by reportable segment (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2023	$239,993	$18,633	$258,626
Effect of changes in foreign currency exchange rates	188	—	188
Balance, September 30, 2023	$240,181	$18,633	$258,814

As of September 30, 2023, there were no events or circumstances that would indicate impairment may have occurred at either reporting unit level.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Marketing Funds (a)	$27,613	$47,670
Accrued payroll and related employee costs	13,844	14,419
Accrued taxes	1,609	2,025
Accrued professional fees	1,451	1,331
Settlement payable (b)	55,000	—
Other	4,904	5,306
	$104,421	$70,751

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies for additional information.
(b)	Represents the net settlement payable as part of the settlement of the Nationwide Claims. See Note 11, Commitments and Contingencies for additional information.

The following table presents a roll forward of the severance and related costs liability as related to the Reorganization and the strategic shift and restructure of its business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance, January 1, 2023	$3,631
Severance and other related expenses	4,246
Cash payments	(3,674)
Balance, September 30, 2023 (a)	$4,203

(a)	Includes $3.9 million relating to the Reorganization that occurred in the third quarter of 2023. The remaining liability balance is related to the strategic shift and restructure of its business that occurred in the third quarter of 2022.

7. Debt

Debt, net of current portion, consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Senior Secured Credit Facility	$449,650	$453,101
Less unamortized debt issuance costs	(3,056)	(3,532)
Less unamortized debt discount costs	(1,081)	(1,249)
Less current portion	(4,600)	(4,600)
	$440,913	$443,720

As of September 30, 2023, maturities of debt are as follows (in thousands):

Remainder of 2023	$1,150
2024	4,600
2025	4,600
2026	4,600
2027	4,600
Thereafter	430,100
$449,650

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its Senior Secured Credit Facility to refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility which must be repaid on July 21, 2026.

The Senior Secured Credit Facility requires the Company to repay term loans at $1.2 million per quarter. The Company is also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF” as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR” as defined in the Senior Secured Credit Facility) is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. In addition, the Company is limited in the amount of restricted payments it can make as defined in the Senior Secured Credit Facility. These restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, the Company can make unlimited restricted payments, so long as the TLR is below 3.50:1 (both before and after giving effect to such payments). As of September 30, 2023, our TLR was 7.00:1. As long as the TLR remains above 3.50:1, the Company will be limited in the amount of restricted payments – primarily dividends and share repurchases – it can make up to the greater of $50 million or 50% of consolidated EBITDA on a trailing four calendar quarter basis (unless the Company can rely on other restricted payment baskets available under the Senior Secured Credit Facility). Consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $24.6 million on a trailing twelve month basis as of September 30, 2023. The Company will evaluate if an ECF payment is required as of December 31, 2023 pursuant to the terms of the Senior Secured Credit Facility.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Adjusted Term SOFR on or before June 2023 (the LIBOR Rate cessation date). The Company transitioned from LIBOR to Adjusted Term SOFR during the third quarter of 2023 and borrowings under the term loans and revolving loans accrue interest based on Adjusted Term SOFR, beginning on July 31, 2023, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%. As of September 30, 2023, the interest rate on the term loan facility was 7.9%.

If amounts are drawn under the revolving line of credit, the Senior Secured Credit Facility requires the TLR to not exceed 4.50:1. As a result, as long as the Company’s TLR remains above 4.50:1, access to the revolving line of credit will be precluded. The Company expects that the earliest the TLR will fall below 4.50:1 is during the third quarter of 2024. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of the TLR. As of the date of this report, no amounts were drawn on the revolving line of credit.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of September 30, 2023				As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$3,200	$—	$—	$3,200	$3,710	$—	$—	$3,710
Gadberry Group contingent consideration	588	—	—	588	817	—	—	817
Contingent consideration (a)	$3,788	$—	$—	$3,788	$4,527	$—	$—	$4,527
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 60-140 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% change in the number of franchise sales would not have a material impact. A 1% change to the discount rate applied to the forecast changes the liability by approximately $0.1 million. As of September 30, 2023, contingent consideration also includes an amount recognized in connection with the acquisition of the Gadberry Group. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2023	$4,527
Fair value adjustments	(379)
Cash payments	(360)
Balance at September 30, 2023	$3,788

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$445,513	$436,161	$448,320	$414,587

9. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate (“EITR”), except for the valuation allowance on its U.S. net deferred tax assets of $59.2 million, as discussed below, the impact of the $55.0 million settlement of the Nationwide Claims (see Note 11, Commitments and Contingencies) and the net impact of the reduction in force and reorganization charges incurred during 2023 and the restructuring charges incurred during 2022, which were evaluated discretely.

Valuation Allowance

During the third quarter of 2023, the Company evaluated the need for a valuation allowance against its deferred tax assets and determined that in accordance with ASC 740 Income Taxes (“ASC 740”), the objective negative evidence of a three-year cumulative pre-tax net loss, primarily due to the settlement of the Nationwide Claims, prevented the use of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its net deferred tax assets. As a result, during the third quarter of 2023, the Company recorded a $59.2 million valuation allowance against its U.S. net deferred tax assets.

Tax Receivable Agreements (“TRAs”)

As of September 30, 2023 and December 31, 2022, the Company’s total liability under the TRAs was $1.6 million and $26.6 million, respectively, which includes both short-term and long-term components. In relation to the deferred tax asset valuation allowance described above, the Company also remeasured the liability under the TRAs as of September 30, 2023 and recorded a $24.9 million gain on reduction in TRA liability, during the third quarter of 2023.

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

A reconciliation of the beginning and ending uncertain tax position amounts, excluding interest and penalties is as follows:

	As of September 30,
	2023	2022
Balance, January 1	$1,014	$1,587
Decrease related to prior year tax positions	(756)	—
Increase related to tax positions from acquired companies	—	309
Balance, September 30	$258	$1,896

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

10. Equity-Based Compensation

Equity-based compensation expense under the Holdings 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) as well as the new Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan” and, together with the 2013 Incentive Plan, the “Incentive Plans”), is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Expense from time-based awards (a)	$3,269	$5,725	$8,616	$13,417
Expense from performance-based awards (a)(b)	1,040	1,130	2,601	1,408
Expense from bonus to be settled in shares (c)	582	979	2,833	3,181
Equity-based compensation expense	$4,891	$7,834	$14,050	$18,006
(a)	During the third quarter of 2022, the Company recognized $1.7 million of expense upon the acceleration of certain grants issued in connection with the restructuring of its business. In addition, during the third quarter of 2022, the Company recognized $1.4 million of incremental expense upon acceleration of certain grants that were issued to two employees and former owners of an acquired company who departed during the third quarter of 2022.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. During the first quarter of 2022, the Company had a significant amount of forfeitures related to performance-based awards issued to the Company’s former CEO which, subsequent to his departure, did not vest.
(c)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2023	611,102	$32.23
Granted	689,526	$18.44
Shares vested (including tax withholding) (a)	(412,476)	$30.72
Forfeited	(65,160)	$22.47
Balance, September 30, 2023	822,992	$22.21

(a)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of September 30, 2023, there was $11.0 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.6 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2023	143,199	$33.47
Granted (a)	234,621	$20.04
Shares vested (including tax withholding) (b)	(22,304)	$16.81
Forfeited	(31,825)	$26.72
Balance, September 30, 2023	323,691	$25.55

(a)	Represents the total participant target award.
(b)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of September 30, 2023, there was $3.2 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.6 years. The 2013 Incentive Plan was replaced by the 2023 Incentive Plan, which was approved by the Board of Directors and approved by the Company's stockholders at the annual meeting of stockholders.

11. Commitments and Contingencies

A number of putative class action complaints were filed against the National Association of Realtors (“NAR”), Anywhere Real Estate, Inc. (formerly Realogy Holdings Corp.), HomeServices of America, Inc. (“HSA”), RE/MAX, LLC and Keller Williams Realty, Inc (“Keller Williams”). The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the United States District Court for the Northern District of Illinois (the “Moehrl Action”). Similar actions have been filed in various federal courts. The complaints make substantially similar allegations and seek substantially similar relief. For convenience, all of these lawsuits are collectively referred to as the “Moehrl-related antitrust litigations.” In the Moehrl Action, the plaintiffs allege that a NAR rule that requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, results in increased costs to sellers and is in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints added allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. While similar to the Moehrl Action, the Moehrl-related antitrust litigations also allege: state antitrust violations; unjust enrichment; state consumer protection statute violations; harm to home buyers rather than sellers; violations of the Missouri Merchandising Practices Act; and claims against a multiple listing service (MLS) defendant rather than NAR.

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

In one of the Moehrl-related antitrust litigations, filed by plaintiffs Scott and Rhonda Burnett and others in the Western District of Missouri (the “Burnett Action”), the court on April 22, 2022 granted plaintiffs’ motion for class certification and a trial was set for October 2023. On September 15, 2023, RE/MAX, LLC entered into a Settlement Term Sheet (the “Settlement”) with plaintiffs in the Burnett Action and Moehrl Action. The proposed Settlement would resolve all claims set forth in the Burnett Action and Moehrl Action, as well as all similar claims on a nationwide basis against RE/MAX, LLC (collectively, the “Nationwide Claims”) and would release RE/MAX, LLC and the Company, their subsidiaries and affiliates, and RE/MAX sub-franchisors, franchisees and their sales associates in the United States from the Nationwide Claims. By the terms of the Settlement, RE/MAX, LLC agreed to make certain changes to its business practices and to pay a total settlement amount of $55.0 million (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The Settlement Amount is expected to be deposited into the Settlement Fund in installments, of which 25% of the settlement (or $13.8 million) was deposited into the Settlement Fund during the third quarter of 2023. An additional 25% is expected to be deposited into the Settlement Fund within ten business days after preliminary court approval of the Settlement and the final 50% being deposited within ten business days of final court approval of the Settlement. The Company has used – and intends to use – available cash to pay the Settlement Amount. The Company recorded the Settlement Amount to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Consolidated Condensed Balance Sheets. In addition, the first installment the Company paid into the Settlement Fund is included in “Restricted cash” within the Consolidated Condensed Balance Sheets.

The Settlement remains subject to preliminary and final court approval and will become effective following any appeals process, if applicable. The Settlement and any actions taken to carry out the Settlement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of any party. RE/MAX, LLC continues to deny the material allegations of the complaints in the Burnett Action and the Moehrl Action. RE/MAX, LLC entered into the Settlement after considering the risks and costs of continuing the litigation. On September 19, 2023, the Burnett court stayed deadlines as to RE/MAX, LLC and ordered plaintiffs to file a Motion for Preliminary Approval of the Settlement on or before October 18, 2023. On October 5, 2023, RE/MAX, LLC entered into a definitive settlement agreement (the “Settlement Agreement”) containing substantially the same material terms and conditions as provided in the Settlement. Also on October 5, 2023, plaintiffs filed a Motion for Preliminary Approval of the Settlement Agreement.

On October 31, 2023, after a two-week trial, the jury in the Burnett Action found a conspiracy existed and awarded approximately $1.8 billion against the three remaining defendants NAR, Keller Williams and HSA. The Company expects the award to be trebled and the court to order injunctive relief against the three defendants that did not settle in advance of trial.

In one of the other Moehrl-related antitrust litigations, filed by Jennifer Nosalek and others in the District of Massachusetts (the “Nosalek Action”), on June 30, 2023, plaintiffs filed a motion requesting preliminary approval of a settlement with MLS Property Information Network, Inc. (“MLS PIN”). The court entered an order on September 7, 2023, granting preliminary approval of the settlement and setting an approval hearing on January 4, 2024. If approved by the court, the settlement agreement requires MLS PIN to pay $3.0 million, to eliminate the requirement that a seller must offer compensation to a buyer-broker and to amend various rules pertaining to seller notices and negotiation of buyer-broker compensation. On September 28, 2023, the Department of Justice filed a statement of interest seeking to extend the deadlines for the proposed settlement agreement. On October 3, 2023, the court moved the final settlement approval hearing to March 7, 2024. No other defendants are part of the MLS PIN settlement. Plaintiffs in the Nosalek Action agreed that the substantive terms of the Settlement Agreement should include the proposed MLS PIN class members. On October 24, 2023, plaintiffs filed a joint notice of pending settlement and a motion to stay the Nosalek case as to RE/MAX, LLC and RE/MAX Integrated Regions, LLC, which was granted on October 31, 2023.

On April 9, 2021, a putative class action claim (the “Sunderland Action”) was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021, Century 21 Canada Limited

Partnership, Royal Lepage Real Estate Services Ltd., and many other real estate companies, collectively the “Defendants”, by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants conspired, agreed or arranged with each other and acted in furtherance of their conspiracy to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”) in violation of the Canadian Competition Act. On February 24, 2022, Plaintiff filed a Fresh as Amended Statement of Claim. With respect RE/MAX OA, the amended claim alleges franchisor defendants aided and abetted their respective franchisee brokerages and their salespeople in violation of the section 45(1) of the Competition Act. Among other requested relief, the Plaintiff seeks damages against the defendants and injunctive relief. On September 25, 2023, the Court dismissed the claims against RE/MAX OA, and on October 25, 2023, the Plaintiff appealed the decision.

The Company intends to vigorously defend against all remaining claims, including against any appeals. If the Settlement is not approved, the Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. As a result, the Company is unable to reasonably estimate the financial impact of the litigation beyond what has been accrued for pursuant to the terms of the Settlement Agreement and the Company cannot predict, beyond the Settlement Amount, whether resolution of these matters would have a material effect on its financial position or results of operations. The Moehrl-related antitrust litigations and Sunderland Action consist of:

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Continuing franchise fees	$29,040	$30,682	$87,974	$93,421
Annual dues	8,456	8,911	25,661	26,847
Broker fees	14,255	16,596	39,468	50,998
Franchise sales and other revenue	4,812	6,466	21,649	21,902
Total Real Estate	56,563	62,655	174,752	193,168
Continuing franchise fees	2,794	2,628	8,037	7,516
Franchise sales and other revenue	846	566	2,407	1,821
Total Mortgage	3,640	3,194	10,444	9,337
Marketing Funds fees	20,853	22,736	63,272	68,496
Other	167	358	603	1,118
Total revenue	$81,223	$88,943	$249,071	$272,119

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Adjusted EBITDA: Real Estate	$28,400	$32,894	$79,813	$99,904
Adjusted EBITDA: Mortgage	(1,486)	(1,270)	(5,540)	(4,607)
Adjusted EBITDA: Other	(166)	(141)	(961)	(203)
Adjusted EBITDA: Consolidated	26,748	31,483	73,312	95,094
Settlement charge (a)	(55,000)	—	(55,000)	—
Impairment charge - leased assets (b)	—	(2,513)	—	(6,248)
Loss on lease termination (c)	—	—	—	(2,460)
Equity-based compensation expense	(4,891)	(7,834)	(14,050)	(18,006)
Acquisition-related expense (d)	(59)	(412)	(160)	(1,997)
Fair value adjustments to contingent consideration (e)	280	692	379	(1,303)
Restructuring charges (f)	(4,278)	(8,092)	(4,245)	(8,092)
Gain on reduction in tax receivable agreement liability (g)	24,917	—	24,917	—
Other	(395)	308	(1,471)	(727)
Interest income	1,173	497	3,318	675
Interest expense	(9,292)	(5,729)	(26,377)	(13,412)
Depreciation and amortization	(8,195)	(8,757)	(24,236)	(26,855)
Income (loss) before provision for income taxes	$(28,992)	$(357)	$(23,613)	$16,669
(a)	Represents the settlement of the Nationwide Claims. See Note 11, Commitments and Contingencies for additional information.
(b)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building in the prior year. See Note 2, Summary of Significant Accounting Policies for additional information.
(c)	During the second quarter of 2022, a loss was recognized in connection with the termination of the booj office lease. See Note 2, Summary of Significant Accounting Policies for additional information.
(d)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the acquisition activities and integration of acquired companies.
(e)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(f)	During the third quarter of 2023, the Company announced a reduction in force and reorganization intended to streamline the Company’s operations and yield cost savings over the long term and during the third quarter of 2022, the Company incurred expenses related to a restructuring associated with a shift in its technology offerings strategy. See Note 2, Summary of Significant Accounting Policies for additional information.
(g)	Gain on reduction in tax receivable agreement liability is a result of a valuation allowance on deferred tax assets recorded during the third quarter of 2023. See Note 9, Income Taxes for additional information.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; Motto open offices; our business model; cost structure; balance sheet; revenue; operating expenses; financial outlook; return of capital, including dividends and our share repurchase program; non-GAAP financial measures; assets and liabilities held for sale; uncertain tax positions; housing and mortgage market conditions and trends; economic and demographic trends; competition; the anticipated benefits our technology initiatives, including our relationship with InsideRE, LLC (“InsideRE”), developers of the kvCORE platform; our anticipated sources and uses of liquidity including for potential acquisitions; capital expenditures; future litigation expenses, including antitrust litigations; our credit agreement including total leverage ratio and any future excess cash flow payments; our strategic and operating plans and business models including our efforts to accelerate the growth of our businesses; the long-term benefits of our strategic growth opportunities including mitigation of economic downturns; and strategic investments in the Mortgage business.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily accurately indicate the times at which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2022 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not intend, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Financial and Operational Highlights – Three Months Ended September 30, 2023

(Compared to the three months ended September 30, 2022, unless otherwise noted)

●	Total revenue of $81.2 million, a decrease of 8.7% from the prior year.
●	Revenue excluding the Marketing Funds (a) decreased 8.8% to $60.4 million, driven by negative organic revenue growth(b) of 8.2% and adverse foreign currency movements of 0.6%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of ($59.5) million, compared to $0.1 million in the prior year.

●	Adjusted EBITDA of $26.7 million and Adjusted EBITDA margin of 32.9% compared to Adjusted EBITDA of $31.5 million and Adjusted EBITDA margin of 35.4% in the prior year.
●	Total agent count increased 0.7% to 145,309 agents.
●	U.S. and Canada combined agent count decreased 3.9% to 81,782 agents.
●	Total open Motto Mortgage offices increased 14.7% to 242 offices.

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

While our third quarter results were largely in line with our expectations, current market conditions, caused by rising interest rates and tight housing supply, present a challenging agent recruiting and retention environment, which has resulted in declines in U.S. agent count and Total revenue. However, during the quarter, RE/MAX agent count continued to increase in Canada and in our global regions. While we believe we are seeing steady progress from the growth initiatives announced in July 2022 that are designed to improve our U.S. agent count, to date they have been unable to overcome the difficult industry conditions.

High interest rates have continued to impact affordability and depress housing supply resulting in fewer transactions and, by extension, lower Broker fees. Reductions in revenue generally reduce our Operating income and Adjusted EBITDA on an almost dollar-for-dollar basis, negatively affecting our margins, earnings, and cash flow. Our average revenue per agent on a trailing twelve-month basis in Company-Owned Regions in the U.S. and Canada was approximately $2,600 and $2,800 for the twelve-month periods ended September 30, 2023, and 2022, respectively, of which approximately $700 and $900 was attributable to Broker fees for the same periods, respectively. While we believe the collective health of our two networks remains solid, collections across both our Real Estate and Mortgage segments have also been adversely impacted by the current market conditions. As a result, bad debt expense increased $0.5 million and $3.6 million, respectively during the three and nine month periods ended September 30, 2023, compared to the prior year. In our Mortgage segment, Motto open office count and wemlo loan processing volume increased year over year; however, market conditions muted the pace of Motto franchise sales.

During the third quarter, we also streamlined our operations and our cost structure, announcing a reduction in force and reorganization (the “Reorganization”) that is intended to yield cost savings over the long term which reduced our overall workforce by approximately 7%. As a result of the Reorganization, we incurred a $4.3 million pre-tax cash charge for one-time termination benefits of severance and related costs and accelerated equity compensation expense of $0.5 million. Separately, RE/MAX, LLC, a wholly owned subsidiary of RMCO, agreed to settle costly litigation and protect the Company and the RE/MAX network from multiple industry class-action lawsuits. Pursuant to the terms of the settlement, we agreed to make certain changes to our business practices and to pay a total settlement amount of $55.0 million, which was recorded in the third quarter of 2023. See Note 11, Commitments and Contingencies for additional information. Lastly, subsequent to September 30, 2023, our Board of Directors decided to suspend our quarterly dividend. In light of the recent litigation settlement and ongoing challenging housing and mortgage market conditions, we believe this action to preserve our capital is prudent. We strongly support returning capital to shareholders. However, given current circumstances and out of an abundance of caution, we believe this decision is optimal for shareholders as we determine how to best position the Company to take advantage of those opportunities that we believe will yield the best long-term returns.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of September 30,		2023 vs. 2022
	2023	2022	#	%
Agent Count:
U.S.
Company-Owned Regions	49,576	52,804	(3,228)	(6.1)%
Independent Regions	6,918	7,311	(393)	(5.4)%
U.S. Total	56,494	60,115	(3,621)	(6.0)%
Canada
Company-Owned Regions	20,389	20,174	215	1.1%
Independent Regions	4,899	4,844	55	1.1%
Canada Total	25,288	25,018	270	1.1%
U.S. and Canada Total	81,782	85,133	(3,351)	(3.9)%
Outside U.S. and Canada
Independent Regions	63,527	59,167	4,360	7.4%
Outside U.S. and Canada Total	63,527	59,167	4,360	7.4%
Total	145,309	144,300	1,009	0.7%

RE/MAX open offices:
U.S.	3,375	3,484	(109)	(3.1)%
Canada	967	984	(17)	(1.7)%
U.S. and Canada Total	4,342	4,468	(126)	(2.8)%
Outside U.S. and Canada	4,760	4,637	123	2.7%
Total	9,102	9,105	(3)	—%

Motto open offices (1)(2):	242	211	31	14.7%

	Nine Months Ended
	September 30,		2023 vs. 2022
	2023	2022	#	%
RE/MAX franchise sales:
U.S.	138	115	23	20.0%
Canada	29	29	—	—%
U.S. and Canada Total	167	144	23	16.0%
Outside U.S. and Canada	481	423	58	13.7%
Total	648	567	81	14.3%

Motto franchise sales (1):	22	33	(11)	(33.3)%
(1)	Excludes “virtual” offices and BranchiseSM offices.
(2)	As of September 30, 2023 and 2022, there were 53 and 32 offices, respectively, that we are offering short-term financial relief and are temporarily either not being billed and/or having associated revenue recognized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenue	81,223	88,943	$249,071	$272,119
Total selling, operating and administrative expenses	43,090	49,702	$132,417	$138,314
Operating income (loss)	(20,998)	5,235	$(937)	$29,746
Net income (loss)	(82,672)	(910)	$(80,107)	$12,310
Net income (loss) attributable to RE/MAX Holdings, Inc.	(59,454)	140	$(58,115)	$7,420
Adjusted EBITDA (1)	26,748	31,483	$73,312	$95,094
Adjusted EBITDA margin (1)	32.9%	35.4%	29.4%	34.9%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable

U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Revenue:
Continuing franchise fees	$31,834	$33,310	$(1,476)	(4.4)%
Annual dues	8,456	8,911	(455)	(5.1)%
Broker fees	14,255	16,596	(2,341)	(14.1)%
Marketing Funds fees	20,853	22,736	(1,883)	(8.3)%
Franchise sales and other revenue	5,825	7,390	(1,565)	(21.2)%
Total revenue	$81,223	$88,943	$(7,720)	(8.7)%

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Revenue excluding the Marketing Funds:
Total revenue	$81,223	$88,943	$(7,720)	(8.7)%
Less: Marketing Funds fees	20,853	22,736	(1,883)	(8.3)%
Revenue excluding the Marketing Funds	$60,370	$66,207	$(5,837)	(8.8)%

RE/MAX Holdings generated revenue of $81.2 million in the third quarter of 2023, a decrease of $7.7 million, or 8.7%, compared to $88.9 million in the same period in 2022. Revenue excluding the Marketing Funds was $60.4 million in the third quarter of 2023, a decrease of $5.8 million, or 8.8%, compared to $66.2 million in the same period in 2022. This decrease was attributable to negative organic revenue growth of 8.2% and adverse foreign-currency movements of 0.6%. Organic growth decreased primarily due to a reduction in Broker fees and U.S. agent count, partially offset by Mortgage growth.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a decrease in U.S. agent count, fee deferrals due to a reduction in collections and adverse foreign currency movements partially offset by Mortgage growth from an increase in Motto open offices.

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

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to the winddown of the Gadberry Group reporting unit as part of the strategic shift in the prior year and a decrease in revenue from preferred marketing arrangements.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Operating expenses:
Selling, operating and administrative expenses	$43,090	$49,702	$6,612	13.3%
Marketing Funds expenses	20,853	22,736	1,883	8.3%
Depreciation and amortization	8,195	8,757	562	6.4%
Settlement and impairment charges	55,000	2,513	(52,487)	n/m
Gain on reduction in tax receivable agreement liability	(24,917)	—	24,917	n/m
Total operating expenses	$102,221	$83,708	$(18,513)	(22.1)%
Percent of revenue	125.9%	94.1%

n/m – not meaningful

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

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Selling, operating and administrative expenses:
Personnel	$26,859	$31,336	$4,477	14.3%
Professional fees	3,657	4,601	944	20.5%
Lease costs	1,848	2,096	248	11.8%
Other	10,726	11,669	943	8.1%
Total selling, operating and administrative expenses	$43,090	$49,702	$6,612	13.3%
Percent of revenue	53.1%	55.9%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel costs decreased primarily due to lower restructuring and reduction in force charges, which included a $2.6 million reduction of severance and related expenses and a $1.5 million reduction related to accelerated equity compensation expense, compared to the prior year (see Note 2, Summary of Significant Accounting Policies). Also contributing to the decrease was lower equity-based compensation expense, excluding the restructuring and reduction in force charges mentioned above, and decreases in average headcount, partially offset by higher average compensation and benefits.
●	Professional fees decreased primarily due to lower legal expenses. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q.
●	Other selling, operating and administrative expenses decreased due to restructuring and reduction in force charges, which included a $1.2 million write off of capitalized software development costs in the prior year (see Note 2, Summary of Significant Accounting Policies), partially offset by changes in the fair value of contingent consideration liabilities.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to the acceleration of amortization of technology in the prior year (partially offset by current year accelerations), partially offset by an increase in amortization due to placing the wemlo technology platform in service.

Settlement and Impairment Charges

See the discussion of the Results of operations for the nine months ended September 30, 2023 and 2022 for a discussion of the settlement and impairment charges.

Gain on Reduction in Tax Receivable Agreement Liability

During the three months ended September 30, 2023, the Company recorded a $59.2 million valuation allowance on its U.S. net deferred tax assets. In relation to this valuation allowance, the Company also remeasured the liability under the TRAs as of September 30, 2023 and recorded a $24.9 million gain on reduction in TRA liability. See Note 9, Income Taxes for additional information.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Other expenses, net:
Interest expense	$(9,292)	$(5,729)	$(3,563)	(62.2)%
Interest income	1,173	497	676	n/m
Foreign currency transaction gains (losses)	125	(360)	485	n/m
Total other expenses, net	$(7,994)	$(5,592)	$(2,402)	(43.0)%
Percent of revenue	9.8%	6.3%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of rising interest rates. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

The comparison of effective income tax rates (“EITR”) for the three months ended September 30, 2023 and 2022 is not meaningful. For the three months ended September 30, 2023 the EITR was mainly impacted by the valuation allowance on our U.S. net deferred tax assets of $59.2 million (see Note 9, Income Taxes), the $55.0 million settlement of the Nationwide Claims (see Note 11, Commitments and Contingencies), and the net impact of the reduction in force and reorganization charges incurred during the third quarter of 2023 and the restructuring charges incurred during the third quarter of 2022, which were evaluated discretely.

In addition, the reduction in Income (loss) before provision for income taxes, primarily in the U.S., which means that permanent tax differences, such as certain foreign tax items that do not change in direct proportion to taxable income derived in the U.S., have a larger numerical impact on our EITR. In addition, our EITR depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 9, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $26.7 million for the three months ended September 30, 2023, a decrease of $4.7 million from the comparable prior year period. Adjusted EBITDA decreased due to lower revenue resulting primarily from a decrease in Broker fees and U.S. agent count, partially offset by lower legal fees.

Comparison of Nine Months Ended September 30, 2023 and 2022

A summary of the components of our revenue is as follows (in thousands except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Revenue:
Continuing franchise fees	$96,011	$100,937	$(4,926)	(4.9)%
Annual dues	25,661	26,847	(1,186)	(4.4)%
Broker fees	39,468	50,998	(11,530)	(22.6)%
Marketing Funds fees	63,272	68,496	(5,224)	(7.6)%
Franchise sales and other revenue	24,659	24,841	(182)	(0.7)%
Total revenue	$249,071	$272,119	$(23,048)	(8.5)%

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Revenue excluding the Marketing Funds:
Total revenue	$249,071	$272,119	$(23,048)	(8.5)%
Less: Marketing Funds fees	63,272	68,496	(5,224)	(7.6)%
Revenue excluding the Marketing Funds	$185,799	$203,623	$(17,824)	(8.8)%

RE/MAX Holdings generated revenue of $249.1 million, a decrease of $23.0 million, or 8.5%, compared to $272.1 million in the same period in 2022. Revenue excluding the Marketing Funds was $185.8 million, a decrease of $17.8 million, or 8.8%, compared to $203.6 million in the same period in 2022. This decrease was attributable to negative organic revenue growth of 7.9% and adverse foreign-currency movements of 0.9%. Organic growth decreased primarily due to a reduction in Broker fees and U.S. agent count, partially offset by an increase in revenue from our annual RE/MAX agent convention and Mortgage growth.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a decrease in U.S. agent count, fee deferrals due to a reduction in collections, adverse foreign currency movements and fee concessions, partially offset by Mortgage growth.

Broker Fees

Revenue from Broker fees decreased primarily due to lower average transactions per agent as compared to the prior year and a decrease in U.S. agent count.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a decrease in U.S. agent count, adverse foreign currency movements and fee concessions. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to a decrease due to the winddown of the Gadberry Group reporting unit as part of the strategic shift in the prior year and a decrease in revenue from preferred marketing arrangements, partially offset by an increase in revenue from our annual RE/MAX agent convention.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Operating expenses:
Selling, operating and administrative expenses	$132,417	$138,314	$5,897	4.3%
Marketing Funds expenses	63,272	68,496	5,224	7.6%
Depreciation and amortization	24,236	26,855	2,619	9.8%
Settlement and impairment charges	55,000	8,708	(46,292)	n/m
Gain on reduction in tax receivable agreement liability	(24,917)	—	24,917	n/m
Total operating expenses	$250,008	$242,373	$(7,635)	(3.2)%
Percent of revenue	100.4%	89.1%

n/m – not meaningful

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

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Selling, operating and administrative expenses:
Personnel	$75,795	$80,934	$5,139	6.3%
Professional fees	10,443	13,660	3,217	23.6%
Lease costs	5,802	6,366	564	8.9%
Other	40,377	37,354	(3,023)	(8.1)%
Total selling, operating and administrative expenses	$132,417	$138,314	$5,897	4.3%
Percent of revenue	53.2%	50.8%

Total Selling, operating and administrative expenses increased as follows:

●	Personnel costs decreased due to a reduction in average headcount, lower equity-based compensation expense, excluding the restructuring and reduction in force charges mentioned below, and lower personnel costs associated with acquiring and integrating new companies. Also contributing to the decrease was lower restructuring and reduction in force charges, which included a $2.6 million reduction of severance and related expenses and a $1.5 million reduction related to accelerated equity compensation expense, compared to the prior year (see Note 2, Summary of Significant Accounting Policies). The decrease was partially offset by an increase in average compensation and benefits.
●	Professional fees decreased primarily due to lower legal expenses. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q.
●	Other selling, operating and administrative expenses increased primarily due to an increase in expenses from our annual RE/MAX agent convention and an increase in bad debt expense, partially offset by changes in the fair value of the contingent consideration liabilities recognized in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due the acceleration of amortization of technology in the prior year (partially offset by current year accelerations) and lower Franchise agreements amortization expense from independent region acquisitions in prior years, partially offset by an increase in amortization due to placing the wemlo platform in service.

Settlement and Impairment Charges

Settlement Charge

During the third quarter of 2023, we agreed to pay a total settlement of $55.0 million to settle the Nationwide Claims, which is expected to be deposited into a qualified settlement escrow fund (the “Settlement Fund”) in installments. As a result, we recorded the total settlement amount of $55.0 million to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Consolidated Condensed Balance Sheets. In addition, the first installment we paid into the Settlement Fund is included in “Restricted cash” within the Consolidated Condensed Balance Sheets. See Note 11, Commitments and Contingencies for additional information.

Impairment Charge – Leased Assets

During the prior year, we subleased portions of our corporate headquarters. As a result, we performed impairment tests on the portions subleased and recognized impairment charges of $3.7 million and $2.5 million during the first and third quarters of 2022, respectively. See Note 2, Summary of Significant Accounting Policies for additional information about our leases.

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

Gain on Reduction in Tax Receivable Agreement Liability

See the discussion of the Results of operations for the three months ended September 30, 2023 and 2022 for a discussion of the Gain on reduction in tax receivable agreement liability.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2023	2022	$	%
Other expenses, net:
Interest expense	$(26,377)	$(13,412)	$(12,965)	(96.7)%
Interest income	3,318	675	2,643	n/m
Foreign currency transaction gains (losses)	383	(340)	723	n/m
Total other expenses, net	$(22,676)	$(13,077)	$(9,599)	(73.4)%
Percent of revenue	9.1%	4.8%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of rising interest rates. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

The comparison of effective income tax rates (“EITR”) for the nine months ended September 30, 2023 and 2022 is not meaningful. For the nine months ended September 30, 2023 the EITR was mainly impacted by the valuation allowance on our U.S. net deferred tax assets of $59.2 million (see Note 9, Income Taxes), the $55.0 million settlement of the Nationwide Claims (see Note 11, Commitments and Contingencies), and the net impact of the reduction in force and reorganization charges incurred during 2023 and the restructuring charges incurred during 2022, which were evaluated discretely.

In addition, the reduction in Income (loss) before provision for income taxes, primarily in the U.S., means that permanent tax differences, such as certain foreign tax and equity-based compensation items that do not change in direct proportion to taxable income derived in the U.S., have a larger numerical impact on our effective tax rate. Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 9, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $73.3 million for the nine months ended September 30, 2023, a decrease of $21.8 million from the comparable prior year period. Adjusted EBITDA decreased due to lower revenue resulting primarily from a decrease in Broker fees and U.S. agent count, as well as an increase in bad debt expense and the net impact of our annual RE/MAX agent convention.

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

We define Adjusted EBITDA as EBITDA (consolidated net income (loss) before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: gain or loss on sale or disposition of assets and sublease, settlement and impairment charges, equity-based compensation expense, acquisition-related expense, gains or losses from changes in the tax receivable agreement liability, expense or income related to changes in the fair value measurement of contingent consideration, restructuring charges and other non-recurring items.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;

●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	these measures do not reflect the cash requirements for the settlement of the Nationwide Claims;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(82,672)	$(910)	$(80,107)	$12,310
Depreciation and amortization	8,195	8,757	24,236	26,855
Interest expense	9,292	5,729	26,377	13,412
Interest income	(1,173)	(497)	(3,318)	(675)
Provision for income taxes	53,680	553	56,494	4,359
EBITDA	(12,678)	13,632	23,682	56,261
Settlement charge (1)	55,000	—	55,000	—
Impairment charge - leased assets (2)	—	2,513	—	6,248
Loss on lease termination (3)	—	—	—	2,460
Equity-based compensation expense	4,891	7,834	14,050	18,006
Acquisition-related expense (4)	59	412	160	1,997
Fair value adjustments to contingent consideration (5)	(280)	(692)	(379)	1,303
Restructuring charges (6)	4,278	8,092	4,245	8,092
Gain on reduction in tax receivable agreement liability (7)	(24,917)	—	(24,917)	—
Other	395	(308)	1,471	727
Adjusted EBITDA	$26,748	$31,483	$73,312	$95,094

(1)	Represents the settlement of the Nationwide Claims. See Note 11, Commitments and Contingencies for additional information.
(2)	Represents the impairment recognized on a portion of the Company’s corporate headquarters office building in the prior year. See Note 2, Summary of Significant Accounting Policies for additional information.
(3)	During the second quarter of 2022, a loss was recognized in connection with the termination of the booj office lease. See Note 2, Summary of Significant Accounting Policies for additional information.
(4)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(5)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(6)	During the third quarter of 2023, the Company announced a reduction in force and reorganization intended to streamline the Company’s operations and yield cost savings over the long term and during the third quarter of 2022, the Company incurred expenses related to a restructuring associated with a shift in its technology offerings strategy. See Note 2, Summary of Significant Accounting Policies for additional information.
(7)	Gain on reduction in tax receivable agreement liability is a result of a valuation allowance on deferred tax assets recorded during the third quarter of 2023. See Note 9, Income Taxes for additional information.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is primarily affected by the growth of our agent and franchise base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by several factors including agents in the RE/MAX network, particularly in Company-Owned Regions. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	net investments in our Mortgage segment;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments and related interest payments on our Senior Secured Credit Facility;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company;
(ix)	payments to the TRA parties pursuant to the TRAs;
(x)	the settlement of the Nationwide Claims; and
(xi)	share repurchases.

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

The Senior Secured Credit Facility requires us to repay term loans at $1.2 million per quarter. We are also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF” as defined in the Senior Secured Credit Facility) at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR” as defined in the Senior Secured Credit Facility) is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. In addition, the Company is limited in the amount of restricted payments it can make as defined in the Senior Secured Credit Facility. These restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, the Company can make unlimited restricted payments, so long as the TLR is below 3.50:1 (both before and after giving effect to such payments). As of September 30, 2023, our TLR was 7.00:1. The increase in the TLR was substantially the result of the Settlement (for additional information see Note 11, Commitments and Contingencies), as long as the TLR remains above 3.50:1, the Company will be limited in the amount of restricted payments – primarily dividends and share repurchases – it can make up to the greater of $50 million or 50% of consolidated EBITDA on a trailing four calendar quarter basis (unless the Company can rely on other restricted payment baskets available under the Senior Secured Credit Facility). Consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $24.6 million on a trailing twelve month basis as of September 30, 2023. The Company will evaluate if an ECF payment is required as of December 31, 2023 pursuant to the terms of the Senior Secured Credit Facility.

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

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”)) on or before June 2023 (the LIBOR Rate cessation date) and we transitioned to Adjusted Term SOFR on July 31, 2023. As of September 30, 2023, the interest rate on the term loan facility was 7.9%.

The Senior Secured Credit Facility requires the TLR to not exceed 4.50:1. As a result, as long as the Company’s TLR remains above 4.50:1, access to the revolving line of credit will be precluded. We expect that the earliest the TLR will fall below 4.50:1 is during the third quarter of 2024. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of the TLR.

As of September 30, 2023, we had $449.7 million of term loans outstanding, excluding any unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of September 30, 2023 and December 31, 2022, we had $89.8 million and $108.7 million, respectively, of cash and cash equivalents, of which approximately $31.1 million and $23.5 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash provided by (used in):
Operating activities	$19,625	$61,386
Investing activities	(3,570)	(9,865)
Financing activities	(33,391)	(58,613)
Effect of exchange rate changes on cash	21	(2,009)
Net change in cash, cash equivalents and restricted cash	$(17,315)	$(9,101)

Operating Activities

Cash provided by operating activities decreased primarily as a result of:

●	a decrease in Adjusted EBITDA of $21.8 million;
●	a decrease due to higher interest payments of $13.0 million, due to higher interest rates in the current year;
●	a decrease due to higher spend in the Marketing Funds resulting in higher net use of restricted cash in the current year;
●	a decrease due to higher tax payments in the current year of $1.8 million;
●	an increase due to lower payments of certain employee related liabilities;

●	an increase due to lower costs associated with acquiring and integrating new companies; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2023, the change in cash used in investing activities was primarily the result of lower capitalizable investments in technology as compared to the prior year and no spend on our corporate headquarters refresh in the current year.

Financing Activities

During the nine months ended September 30, 2023, the change in cash used in financing activities was primarily due to lower allocation of capital to our share repurchase program and lower tax withholding payments for share-based compensation.

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, and incremental facilities under our Senior Secured Credit Facility available to support the needs of our business. As needs arise, we may seek additional financing in the public capital markets.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $4.2 million and $8.0 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts primarily relate to spend on investments in technology. We plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2023 are expected to be between $5.5 million and $7.5 million. See Financial and Operational Highlights above for additional information.

Return of Capital

Our Board of Directors approved quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock during the three quarters in 2023, as disclosed in Note 4, Earnings Per Share and Dividends. Subsequent thereto, our Board of Directors decided to suspend our quarterly dividend. In light of the recent litigation settlement and ongoing challenging housing and mortgage market conditions, we believe this action to preserve our capital is prudent.

During the first quarter of 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. During the nine months ended September 30, 2023, 160,405 shares of our Class A common stock were repurchased and retired for $3.4 million, excluding commissions, at an average cost of $21.24 per share. As of September 30, 2023, $62.5 million remained available under the share repurchase authorization.

Future capital allocation decisions with respect to return of capital either in the form of additional future dividends, and if declared, the amount, payment and timing of any such future dividend, or in the form of share buybacks, will be at the sole discretion of our Board of Directors who will take into account general economic, housing and mortgage market conditions, the Company’s financial condition, available cash, current and anticipated cash needs, any applicable restrictions pursuant to the terms of our Senior Secured Credit Facility and any other factors that the Board of Directors considers relevant.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$—	$2,256
Dividend distributions	8,667	8,667
Total distributions to RIHI	8,667	10,923
Payments pursuant to the TRAs	—	—
Total distributions to RIHI and TRA payments	$8,667	$10,923

Commitments and Contingencies

See Note 11, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of September 30, 2023.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.

Mortgage Goodwill

We assess goodwill for impairment at least annually or whenever an event occurs, or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results. We perform our required impairment testing annually on October 1. During 2022, we performed the qualitative impairment assessments for all reporting units. Except for the Mortgage reporting unit, the fair value of the reporting units significantly exceeded their carrying values at the latest assessment date.

The Mortgage segment’s, which has a carrying value of goodwill as of September 30, 2023 of $18.6 million, fair value is tied primarily to Motto franchise sales over the next several years and the discount rate used in our discounted cash flow analysis. Changes in the estimate of future sales that we think can be achieved would likely result in an impairment of this goodwill balance. There were no events or circumstances that would indicate impairment may have occurred at the reporting unit level at September 30, 2023.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the nine months ended September 30, 2023 and 2022 bad debt expense was 2.0% and 0.5% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On September 30, 2023, $449.7 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. As of September 30, 2023, the interest rate on our Senior Secured Credit Facility was based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. We transitioned from LIBOR to Adjusted Term SOFR during the third quarter of 2023 and borrowings under the term loans and revolving loans will accrue interest based on Adjusted Term SOFR, beginning on July 31, 2023, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%.

As of September 30, 2023, the interest rate was 7.9%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three and nine months ended September 30, 2023, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.3 million and $1.1 million, respectively, related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2023 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Due to developments relating to the litigation and settlement discussed in Note 11, Commitments and Contingencies, the Company is supplementing the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission on February 28, 2023, to include the following risk factor under the heading “Risks Related to Our Business and Industry”.

The real estate industry may be negatively impacted as the result of certain class action lawsuits and potential regulatory changes, which could adversely affect our financial condition and results of operations.

As discussed in Note 11, Commitments and Contingencies, we are a defendant in class action complaints referred to as the “Moehrl-related antitrust litigations” which allege violations of federal antitrust law, among other claims. RE/MAX, LLC entered into the Settlement Agreement on October 5, 2023, with the plaintiffs in two of the Moehrl-related antitrust litigations (referred to as the Burnett Action and the Moehrl Action) and on October 24, 2023, plaintiffs in another Moehrl-related antitrust litigation (referred to as the Nosalek Action) agreed to the substantive terms of the Settlement Agreement. The Settlement Agreement remains subject to preliminary and final court approval. Further details on the Moehrl-related antitrust litigations and the Settlement Agreement are in Note 11.

Despite the Settlement Agreement, the Moehrl-related antitrust litigations, and the direct and indirect effects thereof, continue to pose substantial risks to the Company and its business.

On October 31, 2023, after a two-week trial, the jury in the Burnett Action found that a conspiracy existed and awarded approximately $1.8 billion against the three defendants that did not settle the case in advance of the trial: NAR, Keller Williams, and HSA. The Company expects the award to be trebled and the court to order injunctive relief against those three defendants. Even though RE/MAX, LLC would not be subject to any injunctive relief ordered in the Burnett Action, such injunctive relief could have adverse collateral impacts on RE/MAX, LLC through potential changes to business practices in the real estate industry. These changes may also result in enhanced competition from new or existing business models. The indirect and direct effects of this action upon the real estate industry and the Company are not yet clear.

There can be no assurance that the court will approve the Settlement Agreement in its current form or at all. If the court modifies or does not approve the Settlement Agreement, the Company could incur substantial legal fees in continued litigation, and ultimately, RE/MAX, LLC could be found liable for damages and subject to injunctive relief, which could have a significant impact on our business and results of operations.

Further, the Moehrl-related antitrust litigations and other legal proceedings may prompt regulatory changes to rules established by NAR, local or state real estate boards, or multiple listing services. The Department of Justice (“DOJ”) previously agreed to settle a suit with NAR in which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents. The DOJ subsequently withdrew from the settlement and issued a civil investigative demand (“CID”) to NAR. A court set aside the CID, ruling that NAR had a valid settlement agreement with the DOJ which prohibited the CID at issue. The DOJ appealed the decision. It is not clear what rule changes, if any, may ultimately be implemented as a result.

The outcome of the antitrust litigations and related regulatory matters could reduce RE/MAX agent count and the fees we receive from our franchisees and agents, which, in turn, could adversely affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases of our Class A common stock for the three months ended September 30, 2023:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be
	Publicly Announced	Average Price	Purchased Under the
Period	Plans or Programs (a)	Paid Per Share	Plans or Programs
July 1-31	—	$—	$62,491,567
Aug 1-31	—	$—	$62,491,567
Sep 1-30	—	$—	$62,491,567
Total	—

In January 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. There was no repurchase activity during the three months ended September 30, 2023. As of September 30, 2023, $62.5 million remains under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

3.3	Amendment No. 1 to Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	5/31/2023	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

4.2	RE/MAX Holdings, Inc. 2023 Omnibus Incentive Plan and related documents.	S-8	333-190699	5/25/2023	4.4

10.1	Form of Time-Based Restricted Stock Unit Award	10-Q	001-36101	5/4/2023	10.1

10.2	Form of Performance-Based Restricted Stock Unit Award	10-Q	001-36101	5/4/2023	10.2

10.3	RE/MAX Holdings, Inc. Deferred Compensation Plan†	10-Q	001-36101	8/2/2023	10.3

10.4	Change in Control Severance Plan†	8-K	001-36101	5/31/2023	10.1

10.5	Severance and Retirement Plan†	8-K	001-36101	5/31/2023	10.2

10.6	Amended and Restated Interim Executive Agreement, dated August 31, 2023†	8-K	001-36101	9/7/2023	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	November 2, 2023	By:	/s/ Stephen P. Joyce
Stephen P. Joyce
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2023	By:	/s/ Leah R. Jenkins
Leah R. Jenkins Chief Accounting Officer (Principal Accounting Officer)