Form 10-K
period 2023-12-31
RE/MAX Holdings, Inc.
filed 2024-02-22
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates (based on the closing price on June 30, 2023, as reported on the New York Stock Exchange) was approximately $342.3 million. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 31, 2024, there were 18,276,284 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

Auditor Name: Ernst & Young LLP	Auditor Location: Denver, Colorado	Auditor Firm ID: 42

RE/MAX HOLDINGS, INC.

2023 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to:

●	our expectations regarding consumer trends in residential real estate transactions;
●	our expectations regarding overall economic and demographic trends, including the health of the United States (“U.S.”) and Canadian residential real estate markets, and how they affect our performance;
●	our strategies for growing our organic revenue and the RE/MAX and Motto Mortgage brands in particular, including (a) increasing RE/MAX agent count, increasing the number of closed transaction sides and transaction sides per RE/MAX agent; (b) increasing the number of open Motto Mortgage offices; and (c) diversifying and broadening our revenue and growth opportunities;
●	the anticipated benefits of our technology initiatives;
●	the continued strength of our brands both in the U.S. and Canada and in the rest of the world;
●	the pursuit of future acquisitions and the anticipated benefits of past acquisitions, including the future performance of businesses we have acquired;
●	return of capital, including our stock buyback program and dividends;
●	our future financial performance including our ability to appropriately forecast;
●	the effects of laws applying to our business and our future compliance with laws;
●	our ability to retain our senior management and other key employees;
●	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our technology;
●	our ability to effectively implement and account for changes in tax laws; and
●	the anticipated outcome of the industry class-action lawsuits, including any risks or uncertainties with regard to any favorable or unfavorable judgements and implications to our industry.

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

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the RE/MAX® brand (“RE/MAX”) and mortgage brokerages in the U.S. under the Motto® Mortgage brand (“Motto”). We also sell ancillary products and services to our franchise networks, including loan processing services to our Motto network through our wemlo® brand. We organize our business based on the services we provide in Real Estate, Mortgage and our collective franchise marketing operations, known as the Marketing Funds. RE/MAX and Motto are 100% franchised—we do not own any of the brokerages that operate under these brands. We focus on enabling our networks’ success by providing powerful technology, quality education, and valuable marketing to build the strength of the RE/MAX and Motto brands. We support our franchisees in growing their brokerages, although they fund the cost of developing their brokerages. As a result, we maintain a low fixed-cost structure which, combined with our recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Our History

RE/MAX was founded in 1973 with an innovative, entrepreneurial culture affording our franchisees and their agents the flexibility to operate their businesses with great independence. In the early years of our expansion in the U.S. and Canada, we accelerated the brand’s growth by selling regional franchise rights to independent owners for certain geographic regions, a practice we still employ in countries outside of the U.S. and Canada. The RE/MAX global franchise network now has a presence in over 110 countries and territories, resulting in a global footprint that is unmatched by any other real estate brand. On June 25, 2013, RE/MAX Holdings, Inc. (“Holdings” or the “Company”) was formed as a Delaware corporation. On October 7, 2013, we completed an initial public offering of our Class A common stock, which trades on the New York Stock Exchange under the symbol “RMAX”. In October 2016, we launched Motto, the first national mortgage brokerage franchise brand in the U.S. In September 2020, we acquired wemlo, an innovative fintech company that provides third-party mortgage loan processing services.

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

In the third quarter of 2022, we announced a series of strategic growth opportunities designed to increase U.S. agent count growth and accelerate the expansion of our growing Mortgage business. As part of these strategic growth opportunities, we entered into an agreement with InsideRE, LLC (“InsideRE”), developers of the kvCORE platform, to provide technology to RE/MAX affiliates, replacing certain functionality previously provided in-house, and therefore restructured and reduced our workforce (see Note 9, Accrued Liabilities, to the consolidated financial statements included in Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information).

Beginning in the third quarter of 2023, we further streamlined our operations and cost structure, which included an additional reduction in force and reorganization (the “Reorganization”) that is intended to yield cost savings over the long term (see Note 9, Accrued Liabilities, to the consolidated financial statements included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information).

Additionally, during the third quarter of 2023, RE/MAX, LLC, a consolidated operating subsidiary of Holdings, agreed to settle costly litigation and protect the Company and the RE/MAX network from multiple industry class-action lawsuits. Pursuant to the terms of the settlement, we agreed to make certain changes to our business practices and to pay a total settlement amount of $55.0 million, which was recorded in the third quarter of 2023. See Note 14, Commitments and Contingencies, to the consolidated financial statements included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information.

Lastly, in the fourth quarter of 2023, our Board of Directors decided to suspend our quarterly dividend. In light of the recent aforementioned litigation settlement and ongoing challenging housing and mortgage market conditions, we believe this action to preserve our capital is prudent. We strongly support returning capital to shareholders. However, given current circumstances and out of an abundance of caution, we believe this decision is optimal for shareholders as we determine how to best position the Company to take advantage of those opportunities that we believe will yield the best long-term returns.

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

Leading agent productivity. RE/MAX agents are, on average, substantially more productive than the industry average. RE/MAX agents at large U.S. brokerages have consistently outsold competing agents at large brokerages on average more than two-to-one over the last thirteen years based on data in the REAL Trends 500 survey as noted below.

RE/MAX agent productivity continued to outperform the competition as follows:

U.S. Transactions Per Agent (Large Brokerages Only) (1)

(1)
Existing home sales volume data from the National Association of Realtors (“NAR”). Average transaction sides per agent calculated from the RealTrends 500 reports containing 2010-2022 transaction sides for the largest participating U.S. brokerages.

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

The following summarize key statistics for the RE/MAX brand:

144,835 Agents	9,022 Offices	121 Countries and Territories

As of December 31, 2023

Motto. The Motto franchise model offers U.S. real estate brokers, real estate professionals, mortgage professionals and other investors access to the mortgage brokerage business. Motto is highly complementary to our RE/MAX real estate business and is designed to improve the profitability of real estate brokerages and professionals by providing dual RE/MAX and Motto franchise owners with diversified revenue and income streams. Dual RE/MAX and Motto franchisees offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at offices near each other. Motto loan originators provide homebuyers with financing choices by providing access to a variety of quality loan options from multiple leading wholesale lenders. While not all Motto franchises succeed, over the first six years of their existence, Motto franchisees have had a higher success rate than the comparable average small business operating in the financial services industry, according to data from the U.S. Bureau of Labor Statistics on private sector failure rates. In addition, Motto provides powerful technology to its franchisees that is designed to simplify the mortgage process and help them comply with complex mortgage regulations. Motto franchisees are mortgage brokers and not lenders or mortgage bankers. Likewise, we franchise the Motto system and are not a lender or a mortgage banker or broker. Motto has grown to over 225 offices across more than 40 states, and we expect Motto to continue to expand.

Number of Open Motto Offices

wemlo. The wemlo platform is an innovative fintech solution, and the first cloud service for mortgage brokers, which combines third-party loan processing with an all-in-one digital platform to add to our mortgage value proposition. wemlo was created to solve one of the biggest challenges of being in the mortgage brokerage space – inefficient loan processing. The wemlo platform – called the Loan Brokering System ("LBS”) – has automated tasks and an intuitive framework, enabling loan processors of varying levels of experience to manage the workflow and provide a high level of service to the loan originators they support.

Industry Overview and Trends

With approximately 94% of our revenue coming from our real estate franchising operations in the U.S. and Canada, and 100% of our Mortgage revenues being in the U.S., macro developments in the U.S. and Canadian real estate markets significantly influence our business.

The U.S. and Canadian Real Estate Industries are Large Markets. The residential real estate markets in the U.S. and Canada are approximately $1.9 trillion and $0.3 trillion, respectively, based on 2023 sales volume data from NAR, the U.S. Census Bureau and the Canadian Real Estate Association (“CREA”).

The Residential Real Estate Industry is Cyclical in Nature. The residential real estate industry is cyclical in nature. As illustrated below, the number of existing home sales transactions in the U.S. and Canada has generally increased during periods of economic growth:

U.S. Existing Home Sales

U.S. Housing Trends. The U.S. Federal Reserve began to raise the target federal funds rate in 2022, which continued into 2023 in order to reduce sharp increases in inflation. These actions caused 30-year fixed mortgage rates to increase from approximately 3.0% as of December 31, 2021 to approximately 6.5% as of December 31, 2023, which contributed to the slowdown in existing home sale transactions. Despite consistent increases in inventory and a stabilization of Median-Sales-Prices during the year, significant increases to mortgage rates continued to negatively impact existing home sale transactions. During December 2023, home sale transactions declined approximately 7.3%, inventory remained constant at 2.5 months, and the Median Sales Price grew 3.9% versus the prior year according to the RE/MAX National Housing Report. NAR’s January 2024 forecast calls for existing home sales to increase in 2024 by 13.0% compared to 2023 and for prices to increase in 2024 by 1.4% compared to 2023. Similarly, the Federal National Mortgage Association (“Fannie Mae”) 2024 housing forecast estimates a 3.1% increase in existing home sales compared to 2023 and for prices to increase in 2024 by 3.2% compared to 2023. The Mortgage Bankers Association (“MBA”) forecasts a 1.4% increase in median sales prices and a 5.1% increase in existing homes sales transactions in 2024.

Canadian Existing Home Sales

Canadian Housing Trends. The Canadian housing market continued to slow during 2023, mostly due to rising interest rates and lack of home affordability. According to the RE/MAX Canadian Housing Market Outlook Report (the “RE/MAX Canadian Report”), the average residential sale price is expected to increase slightly in 2024 by 0.5%, whereas the CREA projects the average residential sale price for Canada to increase 2.3% in 2024. In addition, CREA projects that home sales activity is expected to increase by 10.4% in 2024 and home sales activity is expected to be in-line with the 10-year average home sales activity, which indicates that the desire for home ownership remains strong. In addition, according to the RE/MAX Canadian Report, 73% of Canadians surveyed see real estate as one of the best investment options in 2024 and the RE/MAX network of agents and brokers anticipate a slight increase to home sale activity in 2024.

Notable Real Estate Trends. Notable trends impacting residential real estate brokers and agents include:

●	Almost 90% of all U.S. homebuyers and sellers use an agent – About 89% of sellers and purchasers were represented by a real estate agent in 2023, according to NAR data. These figures have climbed over the last two decades—a period of time during which technology has materially changed the typical home-buying or selling transaction:

Percentage of Home Buyers and Sellers Using an Agent

Source: NAR Profile of Home Buyers and Sellers
●	Competition for agents and listings remains fierce – Competition for agents and listings has always been fierce, and today is no different—especially for highly productive agents. Franchisors and brokerages are continually refining and fine-tuning their offerings in order to craft what they believe to be the most compelling value proposition to attract and retain the most productive agents. See Competition for additional discussion.
●	Alternative business models in residential real estate – While the majority of home buyers and sellers still use full-service agents, there are a number of alternative business models consumers can choose from including iBuyers, discount brokerages that provide fewer services to consumers and technology driven platforms.

Increasing U.S. Mortgage Interest Rates and Economic Slowdown. The U.S. Federal Reserve continues to take action intended to address sharp increases in inflation, including raising the target federal funds rates by a total of 100 basis points during 2023, which has strongly contributed to rising mortgage rates. Consequently, housing demand softened, prices are flattening, and home sales declined in 2023. The U.S. Federal Reserve has released projections indicating that in 2024, the federal funds rate could be reduced; however, the timing of potential reductions is unclear. If reductions in the federal funds rate result in lower mortgage rates, existing home sales transactions could accelerate.

The Long-Term Value Proposition for Real Estate Brokerage Services. We believe the traditional agent-assisted business model, especially those supported by professional and highly productive agents, compares favorably to alternative models in the residential real estate industry. We believe full-service brokerages are best suited to address many of the key characteristics of real estate transactions, including:

(i)	the complexity and large monetary value involved in home sale transactions,
(ii)	the infrequency of home sale transactions,
(iii)	the emotional stress associated with purchasing or selling a home;
(iv)	the high price variability in the home market,
(v)	the intimate local knowledge necessary to advise clients in a fiduciary capacity in general and as it relates to unique neighborhood characteristics,
(vi)	the unique nature of each particular home, and
(vii)	the consumer’s need for a high degree of personalized advice and support in light of these factors.

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

The Long-Term Value Proposition for Mortgage Brokerage Services. Likewise, we believe mortgage brokers provide choice and a valuable “concierge” service for consumers. Mortgage brokers are familiar with the latest loan programs and choices available through various wholesale lenders. A professional mortgage broker can introduce consumers to loan programs from several lenders, providing choice and information that consumers may be unlikely to locate on their own. In 2023, approximately 16% of mortgage originations were handled by mortgage brokerages, which is below the average levels from 2000 thru 2007 that ranged from over 29% to over 35%. As a result, we believe there is long-term potential for the mortgage brokerage channel to continue to take market share.

Total Mortgage Originations

Trillions
$1.4
$1.2
$1.0
$0.8
$0.6
$0.4
$0.2
$0.0
18%
16%
14%
12%
10%
8%
6%
4%
2%
0%
1Q14
2Q14
3Q14
4Q14
1Q15
2Q15
3Q15
4Q15
1Q16
2Q16
3Q16
4Q16
1Q17
2Q17
3Q17
4Q17
1Q18
2Q18
3Q18
4Q18
1Q19
2Q19
3Q19
4Q19
1Q20
2Q20
3Q20
4Q20
1Q21
2Q21
3Q21
4Q21
1Q22
2Q22
3Q22
4Q22
1Q23
2Q23
3Q23
Broker
Retail
Correspondent
Broker % of Total

Source: Inside Mortgage Finance Publications, Inc. Copyright © 2024 Used with permission.

The volume of purchase-money mortgage originations (loans that arise during the purchase of a property) correlate to the overall number of home sales and home prices. Home purchases are driven primarily by the buyer’s personal and professional circumstances, whereas refinances depend mainly upon interest rates, the unique financial situation of the applicant, and home equity accumulation.

According to Fannie Mae, purchase-money originations are expected to increase in the next couple of years, however, they are expected to remain consistent with 2019 levels and just below 2020 levels. As compared to competitors, Motto has a higher ratio of purchase-money mortgage originations to refinances. We believe that the consistent expected purchase-money originations in future years could provide a growth opportunity for Motto franchisees.

Purchase Mortgage Originations

Our Franchise Models and Offerings

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

Residential mortgage brokerages typically realize revenue by charging fees for their service, which are based on a percentage of the mortgage loan amount. The mortgage brokerage industry generally benefits from periods of increasing home sales activity and rising home prices, as this generally results in increased purchase-money mortgage originations and periods when homeowners refinance to take advantage of lower interest rates. The mortgage brokerage industry is usually adversely impacted in periods of decreasing home sales activity, as this results in fewer purchase-money mortgage originations, and periods of rising interest rates, making homeowners less likely to refinance.

The RE/MAX “Agent-Centric” Franchise Offering. We believe that our “agent-centric” approach is a compelling offering in the real estate brokerage industry, and it enables us to attract and retain highly productive agents and motivated franchisees to our network and drives growth in our business and profitability. Our model maximizes RE/MAX agents’ productivity by providing the following combination of benefits to our franchisees and agents:

●	High Agent Commission Split and Low Franchise Fees. The RE/MAX high commission split concept is a cornerstone of our model and, although not unique, differentiates us in the industry when coupled with our value proposition of key services and support for brokers and their agents. That differentiation is most evident when our brand advantages and services are factored in as part of the concept. We recommend to our franchisees an agent-favorable commission split of 95%/5%, in exchange for the agent paying fixed fees to share the overhead and other costs of the brokerage. This model allows high-producing agents to earn a higher commission compared to traditional brokerages where the broker often takes 10% to 40% of the agent’s commission, and it provides brokers with the resources to offer key services and support to their agents.
●	Affiliation with the Leading Brand in Residential Real Estate. With a presence in over 110 countries and territories – a global footprint unmatched by any of our competitors – and leading unaided brand awareness in the U.S. and Canada, according to a consumer study by MMR Strategy Group, we reinforce brand awareness through marketing and advertising campaigns that are augmented by our franchisees’ and agents’ local marketing.
●	Entrepreneurial, High-Performance Culture. Our brand and the economics of our model generally attract driven, professional, entrepreneurially minded franchisees, and we allow them autonomy to run their businesses independently, including the freedom to negotiate commission rates and splits and oversee local advertising aligned with RE/MAX brand standards.
●	Technology and Marketing Tools. We believe we offer competitive technology. We provide agent-facing technology via the kvCORE platform, which integrates a suite of digital products that empower high-producing agents, teams and brokers to proactively establish, manage and grow client relationships. With Customer Relationship Management (“CRM”) at the core of this ecosystem, the technology platform also utilizes lead cultivation tools and incorporates digital marketing products and competitive market analyses to streamline an agent’s business. The kvCORE platform also integrates key partnerships that are widely adopted across the industry. We also continue to invest in our consumer-facing app and remax.com website.
●	RE/MAX University® Educational Programs. We partner with several industry leaders to provide tools aimed at increasing the success of our RE/MAX teams. Additionally, our RE/MAX University platform is an exclusive-to-RE/MAX learning hub designed to help each agent increase their professional expertise. Built on intuitive technology that leverages artificial intelligence, RE/MAX University offers affiliates a modern, simplified experience as they access relevant educational resources via desktop or mobile devices. RE/MAX University offers on-demand access to thousands of educational videos, downloadable resources, webinars and more. Prior to opening an office in the U.S. or Canada, a franchisee or principal owner is required to attend a four-to five-day educational program at our global headquarters or virtually.
●	RE/MAX Marketing and Promotion. We believe the widespread recognition of the RE/MAX brand and our iconic red, white and blue RE/MAX hot air balloon logo and property signs is a key aspect of our value proposition to agents and franchisees. Representing the majority of our Marketing Funds activities, a variety of advertising, marketing and promotion programs build our brand and generate leads for RE/MAX agents, including leading websites such as remax.com, advertising campaigns using television, digital marketing, social media, print, billboards and signs, and appearances of the well-known RE/MAX hot air balloon.

Event-based marketing programs, sponsorships, sporting activities and other similar functions also promote our brand. These include the RE/MAX network’s support, since 1992, for Children's Miracle Network Hospitals® in the U.S. and Children's Miracle Network® in Canada, to help sick and injured children. Through the Miracle Home® program, participating RE/MAX agents donate to Children's Miracle Network Hospitals once a home sale transaction is complete. The RE/MAX network has donated approximately $200 million to the Children’s Miracle Network Hospitals in the U.S. and Canada since 1992.

Our franchisees and their agents fund nearly all the advertising, marketing and promotion supporting the RE/MAX brand, which, in the U.S. and Canada, occurs primarily on two levels:

●	Marketing Fund Regional, Pan-Regional and Local Marketing Campaigns. Funds are collected from franchisees by our Marketing Funds entities in Company-Owned Regions to support both regional and pan-regional marketing campaigns to build brand awareness and to support the Company’s agent and broker technology, such as kvCORE. The use of the fund balances is restricted by the terms of our franchise agreements. Independent Regions may contribute to regional or pan-regional creative and/or media campaigns to achieve economies of scale in the purchase of advertising but are generally responsible for any regional advertising in their respective areas.
●	Agent Sponsored Local Campaigns. Our franchisees and their agents engage in extensive promotional efforts within their local markets to attract customers and drive agent and brand awareness locally.

These programs are subject to our brand standards for use of the RE/MAX brand, but we allow our franchisees and their agents substantial flexibility to create advertising, marketing and promotion programs that are tailored to local market conditions.

RE/MAX Four-Tier Franchise Structure. RE/MAX is a 100% franchised business, with all RE/MAX branded brokerage office locations being operated by franchisees. We franchise directly in the U.S. and Canada, in what we call “Company-Owned Regions.” Franchisees (or broker-owners), in turn, enter into independent contractor relationships with real estate sales agents who represent real estate buyers and sellers. In general, franchisees do not receive an exclusive territory in the U.S. except under certain limited circumstances.

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

Typically, 20-year agreement with up to three renewal options.

RE/MAX, LLC franchises directly in Company-Owned Regions, in the rest of the U.S. and Canada.

● Local Services ● Regional Advertising ● Franchise Sales In Company-Owned Regions in the U.S. and Canada, RE/MAX, LLC performs these services.

Franchisee (Broker-Owner)	Operates a RE/MAX-branded brokerage office, lists properties and recruits agents. Typically, 5-year agreement.	● Office Infrastructure ● Sales Tools / Management ● Development & Coaching ● Broker of Record

Agent	Branded independent contractors who operate out of local franchise brokerage offices.	● Represents real estate buyer or seller ● Negotiates own commission rate

As of December 31, 2023:

The Motto Franchise Offering. Motto is the first national mortgage brokerage franchise brand in the U.S.

Through our Motto business, we are a mortgage brokerage franchisor, not a lender, banker or mortgage brokerage. Our franchisees are brokers, not lenders or bankers, and so neither we nor our franchisees fund or service any loans. As a franchisor, we help our Motto franchisees establish independent mortgage brokerage companies, with a model designed to comply with complex regulations, essentially providing a "mortgage brokerage in a box". This model not only creates an ancillary business opportunity for current real estate brokerage firms and professionals, but also offers opportunities for mortgage professionals seeking to open their own businesses and other independent investors interested in financial services. The Motto model offers value to our franchisees by offering:

●	Setup Guidance. We guide owners through every step of the setup process.
●	Compliance, Education, and Support. We provide robust compliance support, including examination assistance and a system built with transparency in mind. To help each franchise owner, we provide support structures that allow them to spend their time getting more business.
●	Access to multiple lenders. Motto franchisees work with a pre-vetted group of wholesale lenders to streamline the shopping process and to provide customers with competitive choices.
●	Technology. We have seamlessly integrated industry leading systems into one time-saving technological ecosystem including intuitive mortgage origination, CRM and marketing platforms. The 2020 acquisition of wemlo combined third-party loan processing capabilities with an all-in-one digital loan processing platform and origination system, which continues to be tailored to the exacting needs of loan originators operating in the mortgage brokerage channel and in 2023 replaced the existing mortgage origination technology offering for our Motto network.
●	Loan Processing. We offer Motto franchisees, as well as mortgage brokers across the brokerage industry, a customer-centric team of processors who are diligently recruited, accompanied by experienced managers who help facilitate a seamless clear-to-close experience. We provide ongoing training and educational opportunities for our processors to ensure that they stay current on recent industry trends.
●	Franchising Expertise. As a member of a family of brands with 50 years of franchising experience, we provide best practices to franchisees.

Our Motto brokerage franchisor, Motto Franchising, LLC, offers seven-year agreements with franchisees. Motto sells franchises directly throughout the U.S. as there are no regional franchise rights in the Motto system. Our customers are both RE/MAX and non-RE/MAX real estate brokers, real estate professionals, independent mortgage professionals and other investors seeking access to the mortgage brokerage industry.

Financial Model

As a franchisor, we maintain a low fixed-cost structure. In addition, our stable, fee-based model derives a majority of our revenue from recurring fees paid by our RE/MAX and Motto franchisees, RE/MAX Independent Region franchise owners and RE/MAX agents. This combination contributes to healthy margins and meaningful cash flow.

(1)	Revenue excluding the Marketing Funds and Adjusted EBITDA are non-GAAP measures of financial performance that differ from U.S. Generally Accepted Accounting Principles. Revenue excluding the Marketing Funds is calculated directly from our consolidated financial statements as Total revenue less Marketing Funds fees. See “Item 7.—Management’s Discussion and Analysis of

Financial Condition and Results of Operations” for further discussion of Adjusted EBITDA and a reconciliation of the differences between Adjusted EBITDA and net income (loss).
(2)	Excludes adjustments attributable to the non-controlling interest. See “Corporate Structure and Ownership” below.

The chart below illustrates our consolidated revenue streams excluding the Marketing Funds.

Holdings Revenue Streams as Percentage of 2023 Total Revenue

Segment Revenue and Profit

We have three reportable segments: Real Estate, Mortgage and Marketing Funds. Real Estate comprises our real estate brokerage franchising operations under the RE/MAX brand name and corporate-wide shared services expenses. Mortgage is comprised of our mortgage brokerage franchising operations under the Motto brand and mortgage loan processing software and services under the wemlo brand. Marketing Funds represents our marketing campaigns designed to build and maintain brand awareness for both of our franchise brands and the costs of agent marketing technology such as kvCORE. Other Revenue contains all other operations which are quantitatively insignificant.

The majority of our revenue is recurring in nature and driven by the number of agents in the RE/MAX network and the number of open offices in the Motto network. Our recurring revenue streams include continuing franchise fees, which are fixed contractual fees paid monthly by RE/MAX and Motto franchisees, and annual dues, which are paid annually by RE/MAX agents. For the years ended December 31, 2023, 2022 and 2021, these recurring revenue streams accounted for 66.7%, 64.3% and 62.3% of our revenue excluding the Marketing Funds, respectively. Broker fees are a variable revenue stream and represent a percentage, generally 1%, of the real estate commissions paid by customers when a RE/MAX agent buys or sells a home. For the years ended December 31, 2023, 2022 and 2021, Broker fees accounted for 21.1%, 23.9% and 26.5% of our revenue excluding the Marketing Funds, respectively.

The remainder of our revenue is derived from franchise sales and renewals, preferred marketing arrangements, event-based revenue and mortgage loan processing revenue. We evaluate the operating results of our segments based on revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). See Note 16, Segment Information, included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosures about segments and descriptions of Adjusted EBITDA.

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

For the year ended December 31, 2023, our average annual revenue per agent (excluding the Marketing Funds fees) was as follows:

(1)	In Company-Owned Regions we receive approximately $765 less per agent in Canada than we do for agents in the U.S. primarily due to different Broker Fees structures and as a result of foreign exchange differences between the U.S. dollar and the Canadian dollar.
(2)	Annual dues are currently a flat fee of US$410/CA$410 per agent annually for our U.S. and Canadian agents. The average per agent for the year ended December 31, 2023 in both Independent Regions and Company-Owned Regions reflects the impact of foreign currency movements related to revenue received from Canadian agents. The ratio of U.S. agents to Canadian agents in Independent Regions has increased as a result of the INTEGRA Independent Region acquisition.

Mortgage

Our revenue is derived in the U.S. from fixed monthly fees, franchise sales and renewals, and mortgage loan processing. The monthly fees are initially discounted and ramp up to the full fixed monthly fee of $4,650 at set intervals over the initial 12-month period from date of franchise sale. Subsequently, we charge a fixed monthly fee of $4,650 throughout the remainder of the franchise agreement term. This revenue is included in Continuing Franchise Fees. The following table summarizes this tiered schedule and the amount that is charged to our Motto franchisees in each tier. As of December 31, 2023, we had approximately 91% of our billed offices in Tier 4.

Tier	Time Period	Fixed Fee Per Month
Tier 1	Months 1 – 6	$0
Tier 2	Months 7 – 9	$2,650
Tier 3	Months 10 – 12	$3,650
Tier 4	Months 13 - remaining term	$4,650

We believe the growth and success of our mortgage segment is dependent on providing real estate and other entrepreneurs with opportunities for revenue and earnings diversification – a strategy we believe is increasingly important in the face of shifting housing market conditions. As we continue to invest in additional sales and marketing resources, we seek new areas to diversify, such as outside of the RE/MAX network. The following tables summarize our key operating metrics for our mortgage segment, including franchise composition by customer type, number of open offices and average fee revenue per office. For our wemlo mortgage loan processing revenue, we charged a fixed processing fee of $725 for each loan closed through a Motto franchise and a fixed processing fee of $995 for most loans closed through external customers in 2023. The fixed processing fee for the Motto network increased to $825 per loan starting January 1, 2024.

Motto Franchise Sales Composition

Lifetime-to-date as of December 31, 2023	For the Year-ended December 31, 2023

(1)	The Other Real Estate category includes other national franchisees, local brokerages, and teams from other brands.

Motto Open Offices and Average Fee Revenue Per Office

Marketing Funds

Our Marketing Funds revenue is derived primarily from RE/MAX franchisees in Company-Owned Regions based on the number of RE/MAX agents in the respective franchise, with smaller contributions by Independent Region owners and the number of Motto open offices. Marketing Funds revenues are fixed contractual fees paid monthly by RE/MAX and Motto franchisees based on the terms outlined in the franchise agreement.

See Note 2, Summary of Significant Accounting Policies, included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosures about our various revenue streams.

Value Creation and Growth Strategy

As a franchisor, we generate favorable margins and healthy amounts of cash flow, which facilitate our value creation and growth strategy. As a leading franchisor in the residential real estate industry in the U.S., Canada and globally, as well as a leading franchisor in the residential mortgage industry in the U.S., we create shareholder value by:

a)	growing organically primarily by growing and monetizing our RE/MAX network of over 9,000 offices and over 140,000 agents and our Motto network of over 225 open offices;
b)	catalyzing growth by reacquiring regional RE/MAX franchise rights and acquiring other businesses complementary to our RE/MAX and Motto franchises; and
c)	returning capital to shareholders.

Organic Growth. We believe we have multiple opportunities to grow organically, including:

a)	RE/MAX agent count growth, particularly in Company-Owned Regions in the U.S. and Canada;
b)	Expansion of our mortgage segment including both Motto open offices and the number of mortgage loans processed by wemlo;
c)	pricing; and
d)	increases in agent productivity and higher home prices.

RE/MAX Agent Count Growth. After declining during the Global Financial Crisis, we returned to a period of net global agent growth in 2012, and our total year-over-year growth in agent count has continued through 2023. During this time, our growth rates have varied by geography. Within U.S. Company-Owned regions where we make the most revenue per agent, our annual agent count has declined since 2017, excluding independent region acquisitions. Conversely, we have experienced slight agent growth in Canada, where we earn approximately 70% of the per-agent revenue in Company-Owned regions as we do in Company-Owned regions in the U.S. We also have grown steadily in regions outside the U.S. and Canada where our per-agent revenue is much less than it is in the U.S. or Canada. See the related chart entitled RE/MAX Agent Count Year-Over-Year Growth Rate by Geography.

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

Pricing. Given the low fixed costs of our franchise model, modest increases in aggregate fees per agent should positively affect our profitability. We may occasionally increase our aggregate fees per agent in our Company-Owned Regions as we enhance the value we offer to our network. We are judicious with respect to the timing and amount of increases in aggregate fees per agent and our strategic focus remains on growing agent count through franchise sales, recruiting programs and retention initiatives. We have had one price increase for the previous five years which was 3.8% effective in 2021 for Company-Owned Regions in the U.S. In August 2022, RE/MAX launched a pilot program designed to attract and grow teams of real estate agents, which has a pricing component that has a capped Broker Fee per team member, reducing the revenue we receive per agent had that agent not been in the program. Our average revenue per agent in Company-Owned Regions in the U.S. and Canada was approximately $2,550, $2,750, and $2,900 in the three years ended December 31, 2023, 2022 and 2021, respectively.

Organic Growth from Global Regions. We have a growing global presence with our agent count outside the U.S. and Canada growing 7.00% in 2023 and 14.00% over the past two years combined and now surpasses 60,000 agents. Over the last two decades, the size of the RE/MAX network outside of the U.S. and Canada has grown to represent over a third of total RE/MAX agent count. However, we earn substantially more of our revenue in the U.S. and Canada than in other countries as a result of the higher average revenue per agent. In Global Regions we provide less value from a marketing, technology and education perspective to our franchisees; however, we believe that enhancing our value proposition profitably internationally is a long-term growth opportunity.

RE/MAX Agents by Geography As of Year-end 2023	Real Estate Revenue by Geography (a) Percent of 2023 Revenue

(a)	Excludes revenues from the Marketing Funds, Mortgage and Other.

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

Return of Capital to Shareholders. In the fourth quarter of 2023, in light of the recent litigation settlement and ongoing challenging housing and mortgage market conditions, our Board of Directors decided to suspend the quarterly dividend and believes this action to preserve our capital is prudent. We remain committed to returning capital to shareholders over the long-term, either through the payment of dividends or through the repurchase of shares of our Class A common stock, as part of our value creation strategy, as permitted by general economic, housing and mortgage market conditions, the Company’s financial condition, available cash, current and anticipated cash needs, any applicable restrictions pursuant to the terms of our Senior Secured Credit Facility and any other factors that our Board of Directors considers relevant. We had previously paid quarterly dividends since the completion of our first full fiscal quarter as a publicly traded company, through the third quarter of 2023.

On January 11, 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. During the twelve months ended December 31, 2023 and 2022, we have repurchased a total of $3.4 million and $34.1 million, respectively, leaving $62.5 million remaining of the approved stock repurchase program as of December 31, 2023. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date.

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

The majority of brokerages are independent, with the best-known independent brokerages being regional players. At the individual office level, oftentimes our most formidable competition is that of a local, independent brokerage. Brokerages affiliated with franchises tend to be larger, on average, than independents and are part of a national network. Our largest national competitors in the U.S. and Canada include the brands operated by Anywhere Real Estate Inc. and its brands (Century 21, Coldwell Banker, ERA, Sotheby’s, Corcoran and Better Homes and Gardens), Berkshire Hathaway Home Services, Keller Williams Realty, Inc., Royal LePage and eXp Realty. Our franchisees also compete to attract and retain agents against real estate franchisors that offer 100% commissions and low fees to agents. These competitors include HomeSmart and Realty ONE Group.

Our franchisees also compete for agents with national brokerage companies like Compass (a national bricks-and-mortar brokerage emphasizing a focus on technology), and the virtual brokerage (no brokerage offices) platform of eXp Realty, Real Brokerage and Fathom. We also compete against non-traditional real estate brokerages in the U.S. and Canada, such as Redfin. Redfin employs salaried agents and offers deeply discounted commissions to consumers.

Another emerging category of competition is made up of real estate affiliate mortgage companies that have established inhouse brokerages with their own agents, including Rocket Mortgage and Better Mortgage.

Our efforts to target consumers and connect them with a RE/MAX agent via our websites also face competition from major real estate portals, such as Zillow, Realtor.com and Homes.com.

We also compete for home sales against iBuyers, which offer to buy homes directly from homeowners in exchange for speed and convenience, and then resell them shortly thereafter at market prices. Our largest national competitors in the U.S. in this category include Opendoor and Offerpad.

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

Motto. Motto does not originate loans. It is a network of mortgage brokers who shop among wholesale lender companies to tailor loan products for the homebuyer or homeowner. In some instances, wholesale lenders may also provide similar services that Motto offers to our franchisees. The mortgage brokerage business in which Motto franchisees participate is highly competitive and competition for talented loan originators and loan processors is often fierce. There are no other national mortgage brokerage franchises in the United States. However, in 2022, a new mortgage brokerage franchise brand began operations. The mortgage origination business is characterized by a variety of business models. While real estate brokerage owners are our core market for the purchase of Motto franchises, such owners may form independent, non-franchised mortgage brokerages, mortgage bankers or correspondent lenders. They may enter into joint ventures with mortgage lenders, brokers or bankers for mortgage originations, and they may elect not to enter the mortgage origination business themselves, but instead earn revenue from providing marketing and other services to mortgage lenders, brokers or bankers.

Intellectual Property

We believe that our intellectual property rights contribute significantly to the success of our business and our competitive position. Our RE/MAX® trademark has been in use for over fifty years, and we believe consumers have come to recognize the RE/MAX brand as being synonymous with high-quality real estate service. We regard our RE/MAX trademark, balloon logo and property sign design trademarks as having significant value. We protect the RE/MAX, Motto and wemlo brands through a combination of trademarks and copyrights. We strategically pursue registration of important trademarks and actively protect our brands in the U.S. and internationally against third-party infringement. We have registered the RE/MAX trademark in the U.S., Canada, and over 150 other countries and territories, and have registered various versions of the RE/MAX balloon logo and real estate property sign design in numerous countries and territories as well. We have registered Motto® and Motto Mortgage® as trademarks in the U.S. and registered Motto as a trademark in other countries as well. We have also registered the wemlo trademark in the U.S. and Canada. Our franchisees, Independent Regions and Global Regions actively use the RE/MAX and Motto trademarks pursuant to their franchise or regional agreements with us. We also are the registered holder of a remax.com, remax.ca, mottomortgage.com and a number of other domain names that include “remax,” “motto” or “wemlo,” including domains that we offer to our Global Regions to use as their primary internet address.

Corporate Structure and Ownership

Holdings is a holding company incorporated in Delaware and its only business is to act as the sole manager of RMCO, LLC (“RMCO”). In that capacity, Holdings operates and controls all of the business and affairs of RMCO. RMCO is a holding company that is the direct or indirect parent of all of our operating businesses, including RE/MAX, LLC and Motto Franchising, LLC. As of December 31, 2023, Holdings owns 59.3% of the common units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 40.7% of common units in RMCO. RIHI, Inc. is majority owned and controlled by David Liniger, our Chairman and Co-Founder, and by Gail Liniger, our Vice Chair Emerita and Co-Founder.

The diagram below depicts our organizational structure:

The holders of Holdings Class A common stock collectively own 100% of the economic interests in Holdings, while RIHI owns 100% of the outstanding shares of Holdings Class B common stock.

Pursuant to the terms of the Company’s Certificate of Incorporation, RIHI, as holder of all of Holdings’ Class B common stock is entitled to a number of votes on matters presented to Holdings’ stockholders equal to the number of RMCO common units that RIHI holds. Through its ownership of the Class B common stock, RIHI holds 40.7% of the voting power of the Company’s stock as of December 31, 2023. Mr. Liniger also owns Class A common stock with an additional 1.1% of the voting power of the Company’s stock as of December 31, 2023.

Holdings Ownership of RMCO and Tax Receivable Agreements

Holdings has twice acquired significant portions of the ownership in RMCO; first in October 2013 at the time of IPO when Holdings acquired its initial 11.5 million common units of RMCO and, second, in November and December 2015 when it acquired a total of 5.2 million additional common units. Holdings issued Class A common stock, which it exchanged for these common units of RMCO. RIHI then sold the Class A common stock to the market.

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

If Holdings acquires additional common units of RMCO from RIHI, the percentage of Holdings’ ownership of RMCO will increase, and additional deferred tax assets will be created assuming sufficient taxable income of the Company as additional tax basis step-ups occur. If the company does not have sufficient taxable income, a valuation allowance could be recorded against the deferred tax asset.

In connection with the initial sale of RMCO common units in October 2013, Holdings entered into Tax Receivable Agreements (“TRAs”) which require that Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. If the Company has a taxable loss, the annual TRA payment will be deferred until that benefit of the loss is recognized. We believe 85% is common for tax receivable agreements. The TRA holders as of December 31, 2023 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. Similar to the deferred tax assets, the TRA liabilities would increase if Holdings acquires additional common units of RMCO from RIHI. The deferred tax assets and related TRA liabilities are valued, in part, based on the enacted U.S. and state corporate tax rates.

In 2023, we evaluated the need for a valuation allowance against our deferred tax assets and determined that a full valuation allowance was necessary in light of the reduction in taxable income primarily due to the settlement of costly litigation associated with several industry class-action lawsuits. In connection therewith, we also remeasured the liabilities under the TRAs, which resulted in a reduction in the TRA liabilities and corresponding gain of $25.3 million. See Note 12, Income Taxes, to the consolidated financial statements included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information.

Human Capital Management

As of December 31, 2023, our 544 full-time employees are spread throughout the U.S. and Canada, with a majority near our headquarters in Denver, Colorado. As a franchisor, we refer to ourselves as “a business that builds businesses,” and our franchisees are all independently operated. Their employees, including Motto loan originators and independent contractor RE/MAX agents are therefore not included in our employee count. None of our employees are represented by a union. The following table summarizes the number of employees and employee makeup by function as of December 31 of each year:

	2023	2022	% change
Full-time employees	544	594	(8%)

Employee function
Technology	28%	30%	(2%)
Sales and franchise development	28%	28%	0%
Marketing, education and events	17%	16%	1%
Shared services	27%	26%	1%
Total	100%	100%

During the third quarter of 2023, the Reorganization reduced our overall workforce by approximately 7% and was largely completed by October 31, 2023. Additionally, during the third quarter of 2022, in connection with our shift in strategy, we restructured and reduced our workforce by approximately 17% of our total headcount. This workforce reduction was completed by March 31, 2023.

When searching for new employees, we look for bright, forward-thinking individuals who want to help entrepreneurs build their businesses. Our mission is to be the worldwide leader in real estate, achieving our goals by helping others achieve theirs. To achieve this, we hire individuals who reflect our M.O.R.E. core values:

●	Max Effort. You stay hungry and are never satisfied, pushing yourself to maximum heights. You bring maximum energy and enthusiasm to everything you do, moving the ball forward as far as you can. You actively learn, listen, improve and evolve. Your growth never stops.
●	Obsessed with Customer Experience. You put customers first, obsessing on their needs and exceeding their expectations. You know the company is built on relationships, and you’re serious about maintaining them. You think big, delivering a service that is far beyond the norm.
●	Right Thing. You act with integrity, honesty and transparency, every day. You hold yourself to a higher standard in performance, ethics, accountability and decision quality. You own your actions and outcomes, taking smart risks with confidence and decisiveness while keeping an enterprise perspective.
●	Everybody Wins. You collaborate and communicate, contributing to an environment in which everybody wins. You lead by example, helping others develop their talents and reach their goals. You show gratitude and respect. Everybody’s voice matters. You strive to use resources efficiently, for everybody’s greater good.

Employee wellness and engagement. The safety of our employees is a top priority. Our investments in technology allow for a remote or purposeful hybrid working strategy when appropriate. We have continued to invest in new collaboration tools and technology to allow our workforce to effectively work either fully or partially remote.

We conduct regular confidential surveys of our employees to determine employee satisfaction and to identify areas of employee engagement that require management attention. A fundamental question that senior leadership weighs heavily is “I would recommend this company as a great place to work”. Approximately 69% of respondents answered favorably in the most recent employee survey from the fourth quarter of 2023.

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

Diversity and inclusion. As a franchisor, human capital development and opportunity are foundational elements of our business model. Diversity and inclusion permeate our networks as we offer motivated entrepreneurs from diverse backgrounds in over 110 countries and territories the opportunity to be successful small business owners in real estate. Moreover, we have been a leader in expanding opportunities for women within real estate since our founding almost 50 years ago. In our early days, one of the keys to our initial success was an intentional decision to target women to join our RE/MAX network as real estate agents, which helped create professional opportunities for women in a traditionally male-dominated industry at the time. Through the years, we have made leadership opportunities for women a priority within our organization. For example, in the history of the Company, two of our seven CEOs have been women, and today, two of our six executive officers and six of our 11 board members are female. Globally, approximately 48% of our RE/MAX franchises have at least one female owner and 53% of RE/MAX agents are women, as of December 31, 2023. We have an ongoing commitment to diversity and inclusion and continue to expand our efforts around this important topic. This commitment is reflected in our Board of Directors. To ensure our affiliates as well as our employees are informed, educated and engaged, we infuse education on diversity and inclusion at key Company events and routinely promote educational resources. RE/MAX has partnered with multiple industry advocacy groups that promote diversity and equality in homeownership. These partnerships include providing financial support in their efforts, participating in panel discussions at their events, attending national and chapter educational sessions, and much more.

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

Real Estate and Mortgage Regulation. The Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws and mortgage regulations restrict payments which real estate brokers, mortgage brokers, and other service providers in the real estate industry may receive or pay in connection with the financing of sales of residences, the refinancing of residential mortgage loans and the referral of settlement services, such as real estate brokerage, mortgages, homeowners’ insurance and title insurance. Such laws affect the terms that we may offer in our franchise agreements with Motto franchisees and may to some extent restrict preferred vendor programs, both for Motto and RE/MAX. Federal, state and local laws, regulations and ordinances related to the origination of mortgages, may affect other aspects of the Motto business, including the extent to which we can obtain data on Motto franchisees’ compliance with their franchise agreements. These laws and regulations include (i) the Federal Truth in Lending Act of 1969 (“TILA”), and Regulation Z (“Reg Z”) thereunder; (ii) the Federal Equal Credit Opportunity Act ("ECOA'') and Regulation B thereunder; (iii) the Federal Fair Credit Reporting Act and Regulation V thereunder; (iv) RESPA, and Regulation X thereunder; (v) the Fair Housing Act; (vi) the Home Mortgage Disclosure Act; (vii) the Gramm-Leach-Bliley Act and its implementing regulations; (viii) the Consumer Financial Protection Act and its implementing regulations; (ix) the Fair and Accurate Credit Transactions Act-FACT ACT and its implementing regulations; and (x) the Do Not Call/Do Not Fax Act and other state and federal laws pertaining to the solicitation of consumers.

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

We are pursuing a number of strategies to grow our revenue and earnings and to deploy the cash generated by our business. We constantly strive to increase the value proposition for our franchisees, agents, and loan originators. If we do not reinvest in our business in ways that make our networks attractive to franchisees, agents and loan originators, we may become less competitive. Additionally, we explore opportunities to acquire other businesses, including RE/MAX Independent Regions, or other businesses that are complementary to our core businesses. If we fail to develop, execute, or focus on our business strategy, fail to make good business decisions, fail to enforce a disciplined management process to ensure that our investment of resources aligns with our strategic plan and our core management and franchising competencies, or fail to properly allocate resources to and focus management attention on strategic areas, any of these could negatively impact our financial performance and results of operations.

Failing to develop and maintain a positive relationship with our franchisees, agents and loan originators could compromise our ability to maintain or expand the RE/MAX and Motto networks.

Although we believe our relationship with our franchisees and their agents and loan originators is strong, the nature of such relationships can give rise to conflict. For example, franchisees, agents or loan originators may become dissatisfied with the fees and dues owed to us, particularly in a period of economic downturn and uncertainty or in the event that we increase fees and dues. They may disagree with certain network-wide policies and procedures, including policies dictating brand standards or affecting their marketing efforts. They may also be disappointed with other aspects of our value proposition including, our marketing campaigns, technology offerings, or educational content. If we experience any conflicts with our franchisees on a large scale, our franchisees may decide not to renew their franchise agreements upon expiration or seek to disaffiliate with us, which could result in litigation. These events may, in turn, materially and adversely affect our business and operating results.

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

Our financial results depend heavily upon the number of RE/MAX agents and Motto offices in our networks, and the success of our franchisees depends largely on the ability of franchisees to attract and retain high quality agents and loan originators. Our independent franchise operators may choose not to adopt initiatives and products designed to help them, and therefore may be less successful. Most of our revenue is derived from recurring franchise fees paid by our franchisees or regional franchise owners based on the number of affiliated agents or offices, annual dues paid by RE/MAX agents, and recurring franchise fees based on the number of open Motto offices. If our franchisees are not able to attract and retain agents and loan originators (or successfully manage teams of agents within their brokerages), none of which is within our direct control, our revenue may decline.

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

Our franchisees are independently owned and operated businesses and as such, the agents and loan originators who work within those businesses are not our employees and we do not exercise control over their day-to-day operations. Franchisees may not operate their real estate and mortgage brokerage businesses consistent with industry standards or may not attract and retain qualified agents and loan originators. If franchisees, agents, or loan originators were to provide diminished quality of service to customers, engage in fraud, misconduct, negligence or otherwise violate the law or applicable codes of ethics, our image and reputation may suffer materially and we may become subject to liability claims based upon such actions. Any such incidents could adversely affect our results of operations.

Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies or the ordinary course of our business or our franchisees’ businesses. Other incidents may arise from events that are or may be beyond our control and may damage our brand, such as actions taken (or not taken) by one or more franchisees or their agents and loan originators relating to health, safety, cybersecurity, welfare or other matters, litigation and claims, failure to maintain high ethical and professional standards, failure to comply with local laws and regulations, and illegal activity targeted at us or others. Our brands’ value could diminish significantly if any such incidents or other matters erode consumer confidence in us, which may result in a decrease in our total agent, loan officer and franchisee office counts and, ultimately, lower revenues, which in turn would materially and adversely affect our business and results of operations.

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

We cannot predict with certainty the costs of defense, the costs of filing claims, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition.

Such litigation and other proceedings may include, but are not limited to, the industry class-action lawsuits as disclosed in Note 14, Commitments and Contingencies, securities litigation including class actions and shareholder derivative litigation, privacy and Telephone Consumer Protection Act litigation including class actions, complaints from or litigation by franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements, actions relating to intellectual property, commercial arrangements and franchising arrangements. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business and operating results.

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

Litigation against a franchisee or its affiliated agents or loan originators, whether in the ordinary course of business or otherwise, may also include claims against us for liability by virtue of the franchise relationship. Franchisees may fail to obtain insurance naming the Company as an additional insured on such claims. Claims against us (including vicarious liability claims) could result in substantial costs, divert our management resources and could cause adverse publicity, which may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable.

In addition to claims over individual or isolated franchisee actions, third parties could attempt to hold us responsible for actions of our franchisees and their agents or loan originators in the aggregate. Our franchised business model is unlike a traditional, integrated corporation where company-owned outlets provide goods or services to consumers and the corporation has direct responsibility for operations at those outlets. Our franchised business model is also unlike many franchisors in other industries—such as the restaurant and hospitality industries—where franchisors may dictate many operational details of the franchisees’ businesses and the delivery of goods and services to consumers and thereby have some of the liability for those or other aspects of the franchisees’ operations. Because we franchise in professional service fields where licensure is required—real estate and mortgage brokerage—we do not dictate or control the day-to-day operations, or the advice provided by our franchisees or their affiliated agents or loan originators. Nonetheless, third parties may try to hold us liable for actions of our franchisees and their agents or loan originators, even when we have no involvement with those actions and they are beyond our control and, we believe, should not result in liability to us. As a franchisor, unlike an integrated corporation, we obtain only a small portion of the revenue of our franchisees, and as a result our capital is limited in comparison with the size of our entire franchise networks. Therefore, if third parties were successful in asserting liability for practices of our franchise network in its entirety, and in holding us vicariously responsible for that liability, the resulting damages could exceed our available capital, could materially affect our earnings, or even render us insolvent.

Our mortgage segment businesses operate in a heavily regulated and competitive industry. As younger businesses, they may carry a higher risk of failure.

We sell residential mortgage brokerage franchises in the U.S. under the Motto Mortgage brand and trademarks and we provide loan processing services through our wemlo brand. Our strategy hinges on our ability to recruit franchisees and help them recruit loan originators, on our ability to develop and maintain strong competencies within the mortgage brokerage and loan processing markets, on favorable conditions in the related regulatory environment and on our success in developing strong, respected brands. We may fail to understand, interpret, implement and/or train franchisees adequately concerning compliance requirements related to the mortgage brokerage industry or the relationship between us and our franchisees, any of which failures could subject us or our franchisees to adverse actions from regulators. Our mortgage segment businesses may also have regulatory obligations; we or our franchisees may fail to comply with those obligations, and that failure could also subject us to adverse actions from regulators. In addition, residential mortgage brokerage is a highly competitive industry and Motto will suffer if we are unable to attract and retain franchisees.

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

We regard our RE/MAX trademark, balloon logo and property sign design trademarks and our Motto trademarks as valuable assets and important factors in the marketing of our brands. We believe that these and other intellectual property are valuable assets that are critical to our success. Not all the trademarks or service marks that we currently use have been registered in all the countries in which we do business, and they may never be registered in all those countries. There can be no assurance that we will be able to adequately maintain, enforce, and protect our trademarks or other intellectual property rights.

We are commonly involved in numerous legal proceedings, generally on a small scale, to enforce our intellectual property rights and protect our brands. Unauthorized uses or other infringement of our trademarks or service marks, including uses that are currently unknown to us, could diminish the value of our brands and may adversely affect our business. Also, third parties may initiate legal proceedings against us to allege that we infringe their intellectual property rights or to challenge the validity of our intellectual property rights. Effective intellectual property protection may not be available in every market. Failure to adequately protect or defend our intellectual property rights could damage our brands and impair our ability to compete effectively.

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

We may be unable to execute on strategic acquisitions or transactions, including reacquiring the regional franchise rights of RE/MAX Independent Regions, or successfully integrate acquired companies.

We pursue growth initiatives with respect to strategic acquisitions, including the reacquisition of select RE/MAX independent regional franchises. The acquisition of a regional franchise enables us to focus on a consistent delivery of the RE/MAX value proposition, increases our revenue, and provides an opportunity for us to enhance profitability. This growth strategy depends on our ability to find regional franchisees willing to sell the franchise rights in their regions, as well as our ability to finance, complete and integrate these transactions. The number of remaining Independent Regions is limited so we may have difficulty finding suitable regional franchise acquisition opportunities at an acceptable price. Additionally, our growth strategy may also include pursuing complimentary businesses that enhance our value proposition. It is possible we may not be able to successfully capitalize on a given opportunity and/or achieve the expected returns, including the execution of expected cost and growth synergies.

Integration activities involves complex operational and personnel-related challenges and we may encounter unforeseen difficulties and higher than expected integration costs. Delays or difficulties encountered in connection with integration activities could lead to prolonged diversion of management’s attention away from other important business matters.

Other challenges and difficulties could also include:

●	the possible departure of a significant number of key employees;
●	the possible defection of franchisees and agents to other brands or independent real estate companies;
●	limits on growth due to exclusive territories granted to current franchisees by former region owners;
●	the failure to maintain important business relationships and contracts of the acquired business;
●	our ability to implement appropriate cybersecurity controls while concurrently enhancing their platforms;
●	legal or regulatory challenges or litigation, which could result in significant costs;
●	potential unknown liabilities.

We may not successfully manage the transition and integration associated with the appointment of our new Chief Executive Officer and other executive officer changes, which could have an adverse impact on us and our stakeholders.

We may not successfully manage the transition and integration associated with our new Chief Executive Officer and other executive officer changes. In November 2023, we announced the appointment of Erik Carlson as our new Chief Executive Officer and a board member. Prior to Mr. Carlson’s appointment, Stephen Joyce served as CEO on an interim basis following the departure of our previous CEO in March 2022. Additionally, on February 22, 2024, we announced the departure of Nick Bailey, former President and CEO of RE/MAX, LLC and the promotion of Amy Lessinger to President of RE/MAX, LLC. We also announced other executive officer promotions on the same day. We have had multiple changes in our Chief Executive Officer and other executive officer positions during the last several years and if we fail to manage transitions in these roles successfully, we face risks, including risks related to further changes in key senior leadership positions. Any disruption in the services of our key personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operation and financial condition. These changes could also increase the volatility of our stock price.

We rely on traffic to our websites, including our flagship websites, remax.com, remax.ca, and mottomortgage.com, directed from search engines. If our websites fail to rank prominently in unpaid search results, traffic to our websites could decline and our business could be adversely affected. Any disruption to our websites or lead generation tools could harm our business.

Our success depends in part on our ability to attract home buyers and sellers to our websites, including our flagship websites remax.com, remax.ca, and mottomortgage.com through unpaid Internet search results on search engines. The number of users we attract from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, such as changes in ranking algorithms which are not under our control and may change frequently. In addition, our websites face competition for audience from real estate portal websites such as Zillow, Redfin, Homes.com and Realtor.com. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites could adversely impact our business and results of operations.

We are vulnerable to certain additional risks and uncertainties associated with websites, which include our lead referral system, remax.com, remax.ca, global.remax.com, theremaxcollection.com, remaxcommercial.com, mottomortgage.com, and wemlo.io. These risks include changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. We may experience service disruptions, outages, and other performance problems due to a variety of factors, including reliance on our third-party hosted services, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service, fraud or other attacks. Our failure to address these risks and uncertainties successfully could reduce our Internet presence, generate fewer leads for RE/MAX agents and damage our brand.

We rely on third parties for certain important aspects of our business, including technology that is critical to our value proposition and to our internal operations. Any failures by these third-party vendors could disrupt our business operations.

We have outsourced certain key aspects of our business to external parties, including providing RE/MAX agent and office technology products, supporting our flagship external websites, all of which are key aspects of our value proposition. We also rely on third parties for technology that is critical to financial reporting, our franchise and membership tracking and billing, tools to support RE/MAX consumer facing websites, agents and office technology, and information security. We may enter into other key outsourcing relationships in the future. If one or more of these external parties are not able to perform their functions for a period of time, perform them at an acceptable service level, or handle increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. Our ability to monitor the activities or performance of vendors may be constrained, which makes it difficult for us to assess and manage the risks associated with these relationships.

Risks Related to Our Industry

The real estate market may be negatively impacted by industry changes as the result of certain class action lawsuits and potential regulatory changes which could adversely affect our financial condition and results of operations.

As disclosed in Note 14, Commitments and Contingencies, we are a defendant in class action complaints referred to as the “Moehrl-related antitrust litigations” which allege violations of federal antitrust law, among other claims. RE/MAX, LLC entered into the Settlement Agreement on October 5, 2023, with the plaintiffs in two of the Moehrl-related antitrust litigations (referred to as the Burnett Action and the Moehrl Action) and the terms of the Settlement Agreement extended to plaintiffs in another Moehrl-related antitrust litigation (referred to as the Nosalek Action) as well as any other similar claims on a nationwide basis. The Settlement Agreement was preliminarily approved by the court on November 20, 2023, and remains subject to final court approval, which is set for hearing on May 9, 2024. Further details on the Moehrl-related antitrust litigations and the Settlement Agreement are in Note 14, Commitments and Contingencies.

Despite the Settlement Agreement, the Moehrl-related antitrust litigations, and the other industry class-action lawsuits, and the direct and indirect effects thereof, continue to pose substantial risks to the Company and its business. See Note 14, Commitments and Contingencies for additional information.

On October 31, 2023, after a two-week trial, the jury in the Burnett Action found that an unlawful conspiracy existed and awarded approximately $1.8 billion against the three defendants that did not settle the case in advance of the trial: NAR, Keller Williams, and HSA. If the verdict is not overturned, the Company expects the award to be trebled and the court to order injunctive relief against the non-settling defendants. Even though RE/MAX, LLC would not be subject to any injunctive relief ordered in the Burnett Action, such injunctive relief could have adverse collateral impacts on RE/MAX, LLC through potential changes to business practices in the real estate industry. These changes may also result in enhanced competition from new or existing business models. The indirect and direct effects of this action upon the real estate industry and the Company are not yet clear.

There can be no assurance that the court will grant final approval of RE/MAX, LLC’s Settlement Agreement in its current form or at all. If the court modifies or does not approve the Settlement Agreement, the Company could incur substantial legal fees in continued litigation, and ultimately, RE/MAX, LLC could be found liable for damages and subject to injunctive relief, which could have a significant impact on our business and results of operations.

Following the trial, on February 1, 2024, Keller Williams entered into a settlement with plaintiffs agreeing to make certain changes to its business practices and to pay a total settlement of $70 million.

Further, the Moehrl-related antitrust litigations and other legal proceedings may prompt regulatory changes to rules established by NAR, local or state real estate boards, or multiple listing services. The Department of Justice (“DOJ”) previously agreed to settle a suit with NAR in which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents, but the DOJ subsequently withdrew from the proposed settlement and issued a civil investigative demand (“CID”) to NAR. A court set aside the CID, ruling that NAR had a valid settlement agreement with the DOJ which prohibited the CID at issue. The DOJ appealed the decision. It is not clear what rule changes, if any, may ultimately be implemented as a result. In the Nosalek Action, on February 15, 2024, the DOJ filed a statement of interest requesting that the court deny preliminary approval of the second amended settlement agreement between MLS PIN and plaintiffs, and recommending that the settling parties propose an injunction that prohibits offers of buyer-broker compensation by MLS PIN participants.

The amount and structure of commissions that real estate agents receive could be impacted by the outcome of the antitrust litigations, related regulatory matters, and/or increased focus on commissions. This could reduce RE/MAX agent count and/or the fees we receive from our franchisees and agents, which, in turn, could adversely affect our financial condition and results of operations.

Our results are tied to the residential real estate and mortgage markets, and we have been and likely will continue to be negatively impacted by downturns in these markets.

The residential real estate and mortgage markets tend to be cyclical and typically are affected by changes in general economic conditions which are beyond our control. These conditions include fluctuations in interest rates (and by extension, mortgage rates), inflation, wage and job growth, unemployment, home affordability, down payment requirements, inventory, consumer confidence, demographic changes, local or regional economic conditions, and the general condition of the U.S., Canadian, and global economies. The residential real estate and mortgage markets were negatively impacted by rising interest rates in 2022, which led to mortgage rates that more than doubled. Increased mortgage rates strained affordability, which resulted in a reduction in existing home sales that began in the second quarter of 2022 and continued throughout the second half of 2022 and throughout 2023. Although the Federal Reserve Board has indicated that it expects to cut interest rates in 2024, high interest rates are likely to continue to adversely impact existing home sales. While the majority of our revenues are derived from continuing franchise fees and annual dues, rather than being directly tied to residential real estate transaction volumes, these declines in the residential real estate and mortgage markets have had and are likely to continue to have a negative effect on our financial condition and results of operations, and such effect may be material.

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

Competition in the residential real estate brokerage franchising and real estate brokerage business is intense, and we may be unable to grow our business organically, including increasing our agent count, expanding our network of franchises and their agents, and increasing franchise and agent fees, which could adversely affect our brand, our financial performance, and results of operations.

We generally face strong competition in the residential real estate services business from other franchisors and brokerages (i.e., national, regional, independent, boutique, discount, and web-based brokerages). We also face competition from web-based companies focused on real estate that have made substantial investments in new technology aimed at disrupting the real estate market and making more aspects of the real estate industry digital.

Upon the expiration of a franchise agreement, a franchisee may choose to renew their franchise with us, operate as an independent broker or to franchise with or join one of our competitors. Motto franchise agreements generally have a seven-year term. As Motto was founded in October 2016, 2024 is the first full year Motto has offices up for renewal. Competing businesses may offer fees that are lower than those we charge, or that they perceive as more attractive. Further, some of our largest competitors may have greater financial resources and larger budgets than we do to enhance their value proposition to agents, franchisees and consumers. To remain competitive in the sale of franchises and to retain our existing franchisees at the time of renewal of their franchise agreements, we may have to reduce the cost of renewals and/or the recurring monthly fees we charge our franchisees. We may have to offer incentives to encourage franchisees to recruit new agents and successfully manage teams of agents. In addition, even with these measures, franchisees may choose not to renew their franchise, or may not recruit new agents.

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

Historically, we have realized, and expect to continue to realize, lower profitability in the first and fourth quarters due primarily to the impact of lower broker fees and other revenue primarily as a result of lower overall home sale transactions, and higher selling, operating and administrative expenses in the first quarter for expenses incurred in connection with our RE/MAX annual agent convention. Accordingly, our results of operations may fluctuate on a quarterly basis, which would cause period to period comparisons of our operating results to not be necessarily meaningful and cannot be relied upon as indicators of future annual performance.

Risks Related to Our Legal and Capital Structure

RIHI has substantial influence over us including over decisions that require the approval of stockholders, and its interest in our business may conflict with yours.

RIHI, a company controlled by David Liniger, our current Chairman and Co-Founder, and Gail Liniger, our Vice Chair Emerita and Co-Founder, respectively, owns all of our outstanding Class B common stock. Although RIHI no longer controls a majority of the voting power of RE/MAX Holdings’ common stock, RIHI remains a significant stockholder of the Company and through its ownership of the Class B common stock holds 40.7% of the voting power of the Company’s stock. Mr. Liniger also personally owns Class A common stock with an additional 1.1% of the voting power of the Company’s stock. Therefore, RIHI has the ability to significantly influence all matters submitted to a vote of our stockholders.

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

Our tax receivable agreements require us to make cash payments based upon future tax benefits to which we may become entitled. The amounts that we may be required to pay could be significant, may be accelerated or deferred in certain circumstances and could significantly exceed the actual tax benefits that we ultimately realize.

In connection with our IPO, we entered into tax receivable agreements that are currently held by RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes” and together, the “TRA Parties”). The amount of the cash payments that we may be required to make under the tax receivable agreements could be significant and will depend, in part, upon facts and circumstances that are beyond our control. To the extent that we are unable to make timely payments under tax receivable agreements for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid.

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

We face risks related to our cash position and liquidity if we are unable to access our line of credit or other sources of financing.

Historically, the resiliency of our operation model, which translates to the cash generative nature of our financial model, has allowed us to generate positive cash flows in periods of economic strength and weakness. However, given the recent litigation settlement and poor economic climate for the housing and mortgage markets, the risk of weakened cash generation has increased. The litigation settlement payment in particular affects the ratios under our credit agreement, and due to higher ratios, we will be unable to draw on the revolving line of credit until we are below the minimum requirements. Additionally, the current market conditions have had a significant impact on our cash balances while also facing a decrease in revenue. We could continue to face strains on cash flows until the markets improve notably. Lastly, lower stock prices also limit our ability to raise capital in the form of equity. Additionally, our cash position could be adversely affected until market conditions improve. If we are not able to access further borrowing under our line of credit, we may be required to rely on other sources of financing to fund our business operations and there can be no assurance that such financing sources will be available or that the terms of such alternative financing will not have an adverse effect on our financial condition and results of operation.

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

Our business is significantly impacted by the availability of financing at favorable rates or on favorable terms for homebuyers, which may be changing macro-economic conditions as well as government regulations and policies.

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

The real estate and mortgage businesses are highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

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

We, or our franchisees, are also subject to various other rules and regulations such as:

●	the Gramm-Leach-Bliley Act, which governs the disclosure and safeguarding of consumer financial information;
●	The Mortgage Acts and Practices (“MAP”) Advertising Rule;
●	The Federal Trade Commission’s Franchise Rule;
●	State franchise laws and regulations;
●	the European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act, the Personal Information Protection and Electronic Documents Act (Canada); and various other laws protecting consumer data;
●	the USA PATRIOT Act and the proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada);
●	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;
●	federal, state, and provincial “Do Not Call,” “Do Not Fax,” and “Do Not E-Mail” laws;

●	the Fair Housing Act and National Housing Act (Canada);
●	laws and regulations, including the Foreign Corrupt Practices Act, that impose sanctions on improper payments;
●	laws and regulations in jurisdictions outside the U.S. in which we do business;
●	federal, state, and provincial employment, workplace and taxation laws and regulations, including any changes that would require reclassification of independent contractors to employee status, and wage and hour regulations; and
●	consumer fraud statutes.

Our or our franchisees’ failure to comply with any of the foregoing laws and regulations may result in fines, penalties, injunctions and/or potential criminal charges. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations.

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

In addition, we rely on the collection and use of personally identifiable information from franchisees, agents and consumers to conduct our business and in certain instances such data may include social security numbers, payment card numbers, or customer financial information. Global privacy legislation (including the GDPR regulations in the European Union), enforcement and policy activity are rapidly expanding and creating a complex compliance environment. Changes in these laws may limit our data collection, use, and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. For example, several states in the U.S. such as California, Colorado, Connecticut, Virginia, and Utah, among others, have enacted comprehensive consumer privacy laws which require covered businesses to, among other things, provide disclosures to consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of the sale or sharing of personal information and targeted advertising. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. We may be subject to legal claims and regulatory scrutiny if we misuse or improperly store the personally identifiable information that we collect, if we fail to timely honor consumer rights requests, or if we are the victim of a cyberattack that results in improper access to such personally identifiable information. Any legal claims, government action or damage to our reputation due to actions, or the perception that we are taking actions, inconsistent with the terms of our privacy statement, consumer expectations, or privacy-related or data protection laws and regulations, could expose us to liability and adversely impact our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

RE/MAX Holdings, Inc.’s (collective, “Holdings”, the “Company” “we”, “our” or “us”) cybersecurity program is managed by a dedicated Information Security Officer (“ISO”) who is responsible for leading comprehensive cybersecurity strategy, policy, standards, architecture, and processes. Cybersecurity risks are assessed, identified and managed as part of the cybersecurity program and as part of the Company’s enterprise risk management (“ERM”) program, which include, among other aspects, evaluation of cybersecurity specific threats, vulnerability and access management, incident response, monitoring and third-party risk management. We actively engage with internal and external experts and collaborate with our vendors and other third parties on threat intelligence, vulnerability management, and incident response. We provide our employees with periodic training and information on cybersecurity risks and threats, and we also provide educational resources and information to our franchisees about cybersecurity risks and threats.

Holdings has established a dedicated incident response and reporting team comprising cross-functional members across the Company. This team is responsible for identifying, assessing, and effectively managing cybersecurity incidents ensuring a comprehensive and coordinated approach to cybersecurity incident management. This team also facilitates the reporting of material cybersecurity incidents.

Oversight of cybersecurity risks and the cybersecurity program is primarily the responsibility of the Company’s management, including the Chief Information Officer (“CIO”), and oversight of management is the responsibility of our Board of Directors (the “Board”), primarily through the Audit Committee. The ISO leads periodic reviews and discussions with senior management and the Audit Committee, including results of testing and training, initiatives to continuously improve cybersecurity measures and policies, and implementation of new technologies. In addition, the ISO provides regular updates in areas such as rapidly evolving cybersecurity threats, cybersecurity technologies and solutions deployed internally, and major cybersecurity risk areas and efforts to mitigate those risks.

To date we have not experienced any cybersecurity incident that has materially affected our business, results of operation or financial condition. We have also not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Although we have adopted various processes and preventative measures with the objective of preventing breaches and minimizing the risks from cybersecurity matters, given the nature of cybersecurity threats which are constantly evolving over time, there is no guarantee that the Company, including its business strategy, results of operations or financial condition, will not be adversely affected by such threats or that our preventative measures and processes will be effective. For further discussion of the Company’s risk related to cybersecurity, see the risk factor “Cyberattacks, security breaches and improper access to, disclosure or deletion of our data, personally identifiable information we collect, or business records could harm our business, damage our reputation and cause losses” in Part I, Item 1A of this Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “RMAX”. As of February 21, 2024, we had 34 stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc. (“RIHI”), and there is no public market for these shares.

For the first three quarters during the calendar year ended December 31, 2023 and for each quarter during the calendar year ended December 31, 2022, we declared a $0.23 per share dividend, respectively. The timing and amount of dividends are subject to approval and declaration by our Board of Directors and depend on a variety of factors, including the financial results and cash flows of RMCO, LLC and its consolidated subsidiaries (“RMCO”), distributions we receive from RMCO, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. In the fourth quarter of 2023, our Board of Directors decided to suspend the Company’s quarterly dividend. In light of the recent litigation settlement and ongoing challenging housing and mortgage market conditions, the Company’s Board of Directors believes this action to preserve the Company’s capital is prudent. All dividends declared and paid will not be cumulative. See Note 5, Earnings Per Share and Dividends, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Performance Graph

The following graph and table depict the total return to stockholders from December 31, 2018 through December 31, 2023, relative to the performance of a selected peer group and the S&P SmallCap 600 Index, S&P 500 Index, S&P Homebuilders Select Industry Index, and Russell 2000 Index. The Company’s selected peer group includes Anywhere Real Estate Inc., Compass, Inc., Douglas Elliman Inc., eXp World Holdings, Inc., Fathom Holdings Inc., Redfin Corporation and The Real Brokerage Inc. The graph assumes that $100 was invested at the closing price on December 31, 2018 and that all dividends were reinvested.

The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

Comparison of Cumulative Five-Year Return

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth stock repurchases of our Class A common stock for the three months ended December 31, 2023:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be
	Publicly Announced	Average Price	Purchased Under the
Period	Plans or Programs (a)	Paid Per Share	Plans or Programs
Oct 1-31	—	$—	$62,491,567
Nov 1-30	—	$—	$62,491,567
Dec 1-31	—	$—	$62,491,567
Total	—
(a)	In January 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. As of December 31, 2023, $62.5 million remains available under the program. All repurchase activity ceased in the first quarter of 2023 in light of the ongoing challenging housing and mortgage market conditions and subsequently the third quarter litigation settlement.

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

Financial and Operational Highlights

In 2023, difficult housing and mortgage market conditions, primarily caused by high interest rates and limited housing supply, made for a challenging agent recruiting and retention environment, which resulted in declines in U.S. agent count, a slowing pace of Motto franchise sales and total revenue. Outside the U.S., RE/MAX agent count remained virtually the same in Canada and increased over seven percent in our global regions. While we believe we are seeing steady progress from the growth initiatives announced in July 2022 that are designed to improve our U.S. agent count, to date their results have been muted by the difficult industry conditions.

High interest rates have continued to impact affordability and depress housing supply resulting in fewer transactions and, by extension, lower Broker fees. Reductions in revenue generally reduce our Operating income and Adjusted EBITDA on an almost dollar-for-dollar basis, negatively affecting our margins, earnings, and cash flow. Our average revenue per agent on a trailing twelve-month basis in Company-Owned Regions in the U.S. and Canada was approximately $2,550 and $2,750 for the twelve-month periods ended December 31, 2023, and 2022, respectively, of which approximately $675 and $800 was attributable to Broker fees for the same periods, respectively. While we believe the collective health of our two networks remains solid, collections across both our Real Estate and Mortgage segments have also been adversely impacted by the challenging housing and mortgage market conditions. As a result, bad debt expense increased $4.2 million, respectively during the twelve months ended December 31, 2023, compared to the prior year. In our Mortgage segment, Motto open office count and wemlo loan processing volume increased year over year; however, market conditions negatively impacted the pace of Motto franchise sales and increased the number of terminated offices.

During the third quarter, we streamlined our operations and our structure, and announced a reduction in force and reorganization (the “Reorganization”) that reduced our workforce by approximately 7% but is intended to yield cost savings over the long term. As a result of the Reorganization, we incurred a $4.3 million pre-tax cash charge for one-time termination benefits of severance and related costs and accelerated equity compensation expense of $0.5 million. Separately, RE/MAX, LLC, a wholly owned subsidiary of RMCO, agreed to settle costly litigation and protect the Company and the RE/MAX network from multiple industry class-action lawsuits. Pursuant to the terms of the settlement, which requires court approval, we agreed to make certain changes to our business practices and to pay a total settlement amount of $55.0 million, which was recorded in the third quarter of 2023. See Note 14, Commitments and Contingencies for additional information.

In the fourth quarter of 2023, our Board of Directors decided to suspend our quarterly dividend. In light of the recent litigation settlement and ongoing challenging housing and mortgage market conditions, we believe this action to preserve our capital is prudent. We strongly support returning capital to shareholders. However, given current circumstances and out of an abundance of caution, we believe this decision is optimal for shareholders as we determine how to best position the Company to take advantage of those opportunities that we believe will yield the best long-term returns.

In February 2024, RE/MAX, LLC announced the extension of a modified pilot program designed to attract and grow teams of real estate agents to the majority of the United States as of April 1, 2024. The program was initially launched in pilot form and was only available in five states (California, Florida, Maryland, New Jersey and Texas). The initial pilot program's terms and conditions were later modified and the revised program was extended to Arizona in the fall of 2023. The difference between the pilot offered in the initial five states and the revised pilot offered in Arizona was that the latter required franchisees to recruit new agents and/or teams into their brokerage in order to be eligible for the economic concessions offered by the program. The Arizona version of the teams program is being expanded to the majority of the United States; however, the initial five pilot states will continue to offer the original version of the team programs to qualifying teams in those states.

The expanded program offers an alternative fee structure for eligible teams that is designed to support and encourage growth of medium- to large-sized teams. To activate the program's financial incentives, a brokerage in an eligible state must add any combination of six new team leaders/members. All new agents must be from outside the network and be on an active team; individual agents don't count. The financial incentives are only available to teams that have at least six members (a team leader plus at least five team members or licensed assistants) who market together and operate from the same office at qualifying brokerages. The Company expects to incur fee waivers of approximately $0.5 million to $1.0 million in 2024 related to this teams program expansion.

These factors contributed to the following results for the year ended December 31, 2023:

(Compared to the year ended December 31, 2022, unless otherwise noted)

●	Total revenue decreased 7.8% to $325.7 million.
●	Revenue excluding the Marketing Funds (a), decreased 8.1%, or $21.3 million, which was driven by negative organic growth of 7.4% and adverse foreign currency movements of 0.7%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of ($69.0) million.
●	Adjusted EBITDA (a) of $96.3 million and Adjusted EBITDA margin (a) of 29.6% compared to Adjusted EBITDA (a) of $121.6 million and Adjusted EBITDA margin (a) of 34.4% from the prior year.
●	Total agent count increased by 0.6% to 144,835 agents.
●	U.S. and Canada combined agent count decreased 4.2% to 80,299 agents with a 6.1% decline in U.S. agent count, partially offset by 0.2% Canadian agent growth.
●	Total open Motto Mortgage offices increased 6.5% to 246 offices.
(a)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of Total revenue). Revenue excluding the Marketing Funds is a non-GAAP measure of financial performance that differs from the U.S. Generally Accepted Accounting Principles. Revenue excluding the Marketing Funds is calculated directly from our consolidated financial statements as Total revenue less Marketing Funds fees.

The Financial and Operational Highlights, Results of Operations and Sources and Uses of Cash, for the years ended December 31, 2022 and 2021 and as compared to the years ended December 31, 2021 and 2020, respectively, has been previously disclosed in Item 7 of our 2022 Annual Report on Form 10-K and in Item 7 of our 2021 Annual Report on Form 10-K, and are incorporated herein by reference.

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

Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations for the last three years.

	As of December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	#	%	#	%
Agent Count:
U.S.
Company-Owned Regions	48,401	51,491	53,946	(3,090)	(6.0)%	(2,455)	(4.6)%
Independent Regions	6,730	7,228	7,381	(498)	(6.9)%	(153)	(2.1)%
U.S. Total	55,131	58,719	61,327	(3,588)	(6.1)%	(2,608)	(4.3)%
Canada
Company-Owned Regions	20,270	20,228	19,596	42	0.2%	632	3.2%
Independent Regions	4,898	4,892	4,548	6	0.1%	344	7.6%
Canada Total	25,168	25,120	24,144	48	0.2%	976	4.0%
U.S. and Canada Total	80,299	83,839	85,471	(3,540)	(4.2)%	(1,632)	(1.9)%
Outside U.S. and Canada
Independent Regions	64,536	60,175	56,527	4,361	7.2%	3,648	6.5%
Outside U.S. and Canada Total	64,536	60,175	56,527	4,361	7.2%	3,648	6.5%
Total	144,835	144,014	141,998	821	0.6%	2,016	1.4%

RE/MAX open offices:
U.S.	3,340	3,462	3,534	(122)	(3.5)%	(72)	(2.0)%
Canada	956	972	1,025	(16)	(1.6)%	(53)	(5.2)%
U.S. and Canada Total	4,296	4,434	4,559	(138)	(3.1)%	(125)	(2.7)%
Outside U.S. and Canada	4,726	4,741	4,405	(15)	(0.3)%	336	7.6%
Total	9,022	9,175	8,964	(153)	(1.7)%	211	2.4%

Motto open offices (1):	246	231	187	15	6.5%	44	23.5%

	Year Ended
	December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	#	%	#	%
RE/MAX franchise sales:
U.S.	184	184	184	—	—%	—	—%
Canada	37	36	61	1	2.8%	(25)	(41.0)%
U.S. and Canada Total	221	220	245	1	0.5%	(25)	(10.2)%
Outside U.S. and Canada	727	743	824	(16)	(2.2)%	(81)	(9.8)%
Total	948	963	1,069	(15)	(1.6)%	(106)	(9.9)%

Motto franchise sales (1):	27	40	64	(13)	(32.5)%	(24)	(37.5)%
(1)	As of December 31, 2023, 2022 and 2021, there were 56, 58 and 31 offices, respectively, that we were offering short-term financial relief and are temporarily not billed or are deferred.

	Year Ended
	December 31,
	2023	2022	2021
Total revenue	$325,671	$353,386	$329,701
Total selling, operating and administrative expenses	$171,548	$173,980	$179,491
Operating income (loss)	$(10,637)	$38,212	$(9,931)
Net income (loss)	$(98,486)	$10,757	$(24,620)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(69,022)	$6,110	$(15,616)
Adjusted EBITDA (1)	$96,288	$121,632	$119,583
Adjusted EBITDA margin (1)	29.6%	34.4%	36.3%
(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Year Ended December 31, 2023 vs. Year Ended December 31, 2022

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2023	2022	$	%
Revenue:
Continuing franchise fees	$127,384	$133,389	$(6,005)	(4.5)%
Annual dues	33,904	35,676	(1,772)	(5.0)%
Broker fees	51,012	62,939	(11,927)	(19.0)%
Marketing Funds fees	83,861	90,319	(6,458)	(7.2)%
Franchise sales and other revenue	29,510	31,063	(1,553)	(5.0)%
Total revenue	$325,671	$353,386	$(27,715)	(7.8)%

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2023	2022	$	%
Revenue excluding the Marketing Funds:
Total revenue	$325,671	$353,386	$(27,715)	(7.8)%
Less: Marketing Funds fees	83,861	90,319	(6,458)	(7.2)%
Revenue excluding the Marketing Funds	$241,810	$263,067	$(21,257)	(8.1)%

RE/MAX Holdings generated revenue of $325.7 million in 2023, a decrease of $27.7 million or 7.8%, compared to $353.4 million in the same period in 2022. Revenue excluding the Marketing Funds was $241.8 million for 2023, a decrease of $21.3 million, or 8.1%, compared to $263.1 million for 2022. This decrease was comprised of negative organic revenue growth of 7.4% and adverse foreign currency movements of 0.7%. Organic growth decreased primarily due to lower Broker fees and declines in RE/MAX U.S. agent count. These declines were partially offset by higher attendance at our annual RE/MAX agent convention and Mortgage segment growth.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a decrease in U.S. agent count, fee deferrals due to a reduction in collections and adverse foreign currency movements partially offset by Mortgage segment growth from an increase in Motto open offices.

Broker Fees

Revenue from Broker fees decreased primarily due to lower average transactions per agent and from a decrease in U.S. agent count.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily from a decrease in U.S. agent count, fee deferrals due to a reduction in collections and adverse foreign currency movements. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to the winddown of the Gadberry Group reporting unit as part of the strategic shift in the prior year and a decrease in revenue from preferred marketing arrangements, partially offset by an increase in revenue from our annual RE/MAX agent convention.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2023	2022	$	%
Operating expenses:
Selling, operating and administrative expenses	$171,548	$173,980	$2,432	1.4%
Marketing Funds expenses	83,861	90,319	6,458	7.2%
Depreciation and amortization	32,414	35,769	3,355	9.4%
Settlement and impairment charges	73,783	15,808	(57,975)	n/m
Gain on reduction in tax receivable agreement liability	(25,298)	(702)	24,596	n/m
Total operating expenses	$336,308	$315,174	$(21,134)	(6.7)%
Percent of revenue	103.3%	89.2%

n/m - not meaningful

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

A summary of the components of our selling, operating and administrative expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2023	2022	$	%
Selling, operating and administrative expenses:
Personnel	$97,030	$101,994	$4,964	4.9%
Professional fees	14,875	17,329	2,454	14.2%
Lease costs	7,601	8,316	715	8.6%
Other	52,042	46,341	(5,701)	(12.3)%
Total selling, operating and administrative expenses	$171,548	$173,980	$2,432	1.4%
Percent of revenue	52.7%	49.2%

Total selling, operating and administrative expenses decreased as follows:

Personnel costs decreased due to decreases in average headcount, lower equity-based compensation expense, excluding the restructuring charges mentioned below, a decrease in the corporate bonus versus the prior year and lower costs associated with acquiring and integrating new companies. Also contributing to the decrease was lower restructuring and reduction in force charges, which included a $3.3 million reduction of severance and related expenses and a $1.7 million reduction related to accelerated equity compensation expense, compared to the prior year (see Note 2, Summary of Significant Accounting Policies, for more information).

Professional fees decreased primarily due to a decrease in legal expenses. See Note 14, Commitments and Contingencies, for additional information. We expect to incur $1.0 million to $2.0 million in ongoing legal expenses related to our antitrust litigations in 2024.

Other selling, operating and administrative expenses increased primarily due to an increase in expenses from our annual RE/MAX agent convention and an increase in bad debt expense, partially offset by lower restructuring charges from the prior year including a $1.2 million write off capitalized software development costs (see Note 2, Summary of Significant Accounting Policies, for more information).

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due the acceleration of amortization of technology in the prior year (partially offset by current year accelerations) and lower franchise agreements amortization expense from independent region acquisitions, partially offset by an increase in amortization due to placing the wemlo technology platform in service.

Settlement and Impairment Charges

Impairment Charge – Goodwill (2023)

During the fourth quarter of 2023, in connection with our annual goodwill impairment test date of October 1, 2023, we concluded that the carrying value of the Mortgage reporting unit within the Mortgage segment exceeded its fair value. The impairment was primarily due to a decline in projected net cash flows resulting from continued macroeconomic pressures and revised franchise sales forecasts. The fair value of the Mortgage reporting unit was valued using a weighted average of the discounted cash flow and guideline public company valuation methodologies. Therefore, we fully impaired the reporting unit’s goodwill and recorded a non-cash impairment charge of $18.6 million. See Note 8, Intangible Assets and Goodwill, for additional information.

Impairment Charge – Goodwill (2022)

During the fourth quarter of 2022, in connection with the restructuring of our business and change to our RE/MAX technology offerings, we made the decision to wind down the Gadberry Group reporting unit in the Real Estate segment. Therefore, we fully impaired the reporting unit’s goodwill and recorded a non-cash impairment charge of $7.1 million. See Note 8, Intangible Assets and Goodwill, for additional information.

Impairment Charge – Leased Assets (2022)

During the first and third quarters of 2022, we subleased portions of our corporate headquarters. As a result, we performed impairment tests on the portions subleased and recognized an impairment charge of $3.7 million in the first quarter and $2.5 million in the third quarter. See Note 3, Leases, for additional information about our leases.

Loss on Lease Termination (2022)

During the second quarter of 2022, we terminated our booj office lease, which was owned by an entity controlled by former employees. As a result, we wrote off a right of use (“ROU”) asset of $2.7 million and derecognized $1.5 million of lease liability associated with the terminated lease. We also recognized a loss on termination of $2.5 million, which included a lease termination payment of $1.3 million. See Note 3, Leases, for additional information about our leases.

Gain on Reduction in Tax Receivable Agreement Liability

During 2023, we recorded an increase of $63.8 million to our valuation allowance on our U.S. net deferred tax assets. In relation to this valuation allowance, we also remeasured the liability under the TRAs as of December 31, 2023 and recorded a $25.3 million gain on reduction in TRA liability. See Note 12, Income Taxes, for additional information.

Other Expenses, Net

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2023	2022	$	%
Other expenses, net:
Interest expense	$(35,741)	$(20,903)	$(14,838)	(71.0)%
Interest income	4,420	1,460	2,960	n/m
Foreign currency transaction gains (losses)	419	(641)	1,060	n/m
Total other expenses, net	$(30,902)	$(20,084)	$(10,818)	(53.9)%
Percent of revenue	9.5%	5.7%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of rising interest rates. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

The comparison of effective tax rates for the years ended December 31, 2023 and 2022 is not meaningful. The effective tax rate for the twelve months ended December 31, 2023 is primarily driven by the establishment of a valuation allowance against our deferred tax assets and other nonrecurring adjustments recorded during the twelve months ended December 31, 2023 which resulted in an unusually low effective income tax rate. The effective income tax rate for the year ended December 31, 2022 is higher than the statutory rate driven by excess foreign taxes paid that will not be creditable in our U.S. tax return.

Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates and geographic mix of business. See Note 4, Non-controlling Interest, for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 12, Income Taxes, for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $96.3 million for the year ended December 31, 2023, a decrease of $25.3 million from the comparable prior year period. Adjusted EBITDA decreased due to lower revenue resulting primarily from a decrease in Broker fees and U.S. agent count, as well as an increase in bad debt expense and the net impact of our annual RE/MAX agent convention, partially offset by a decrease in legal expenses. We expect a $0.5 million to $1.0 million reduction to Adjusted EBITDA in 2024 compared to 2023 as a result of our annual RE/MAX agent convention.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	these measures do not reflect the cash requirements for the settlement of the industry class-action lawsuits and other legal settlements;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings or loss per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

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

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Net income (loss)	$(98,486)	$10,757	$(24,620)
Depreciation and amortization	32,414	35,769	31,333
Interest expense	35,741	20,903	11,344
Interest income	(4,420)	(1,460)	(217)
Provision for income taxes	56,947	7,371	2,459
EBITDA	22,196	73,340	20,299
Settlement charge (1)	55,150	—	—
Loss on contract settlement (2)	—	—	40,900
Loss on extinguishment of debt (3)	—	—	264
Impairment charge - leased assets (4)	—	6,248	—
Impairment charge - goodwill (5)	18,633	7,100	5,123
Loss on lease termination (6)	—	2,460	—
Equity-based compensation expense	19,536	22,044	34,298
Acquisition-related expense (7)	263	1,859	17,422
Fair value adjustments to contingent consideration (8)	(533)	(133)	309
Restructuring charges (9)	4,210	8,690	—
Gain on reduction in tax receivable agreement liability (10)	(25,298)	(702)	382
Other	2,131	726	586
Adjusted EBITDA	$96,288	$121,632	$119,583
(1)	Represents the settlement of the industry class-action lawsuits and other legal settlements. See Note 14, Commitments and Contingencies, for additional information.
(2)	Represents the effective settlement of the pre-existing master franchise agreements with INTEGRA that was recognized with the acquisition. See Note 6, Acquisitions and Dispositions, for additional information.
(3)	The loss was recognized in connection with the amended and restated Senior Secured Credit Facility. See Note 10, Debt, for additional information.
(4)	Represents the impairment recognized on portions of our corporate headquarters office building. See Note 3, Leases, for additional information.
(5)	During the fourth quarter of 2023, in connection with our annual goodwill impairment test, we concluded that the carrying value of the Mortgage reporting unit within the Mortgage segment exceeded its fair value, resulting in an impairment charge to the Mortgage reporting unit goodwill. In addition, during the fourth quarter of 2022, in connection with the restructuring of the business and technology offerings, the Company made the decision to wind down the Gadberry Group, resulting in an impairment charge to the Gadberry Group reporting unit goodwill. In addition, during 2021, lower than expected adoption rates of the First technology resulted in downward revisions to long-term forecasts, resulting in an impairment charge to the First reporting unit goodwill. See Note 8, Intangible Assets and Goodwill, for additional information.
(6)	During the second quarter of 2022, a loss was recognized in connection with the termination of the booj office lease. See Note 3, Leases, for additional information.
(7)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(8)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 11, Fair Value Measurements, to the accompanying consolidated financial statements for additional information.
(9)	During the third quarter of 2023, we announced a reduction in force and reorganization intended to streamline our operations and yield cost savings over the long term and during the third quarter of 2022, we incurred expenses related to a restructuring associated with a shift in our technology offerings strategy. See Note 2, Summary of Significant Accounting Policies, for additional information.
(10)	Gain on reduction in tax receivable agreement liability recorded during 2023 is a result of a valuation allowance on deferred tax assets. See Note 4, Non-controlling Interest and Note 12, Income Taxes, for additional information.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is affected by the growth of our agent, loan originator and franchise base as well as conditions in the real estate and mortgage markets. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by a number of factors including agents in the RE/MAX network, particularly in Company-Owned Regions and to a lesser degree, open offices in the Motto network. Our cash flows and liquidity position are primarily affected by:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	net investments in Mortgage;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments and related interest payments on our Senior Secured Credit Facility;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company;
(ix)	payments to the TRA parties pursuant to the TRAs;
(x)	payments related to legal settlements including the settlement of the industry class-action lawsuits and other legal settlements; and
(xi)	share repurchases.

We have satisfied our liquidity requirements primarily through our existing cash balances, cash generated by our operations and funds available under our Senior Secured Credit Facility. We may pursue other sources of capital that may include other forms of external financing, such as additional financing in the public capital markets, in order to increase our cash position and preserve financial flexibility as needs arise.

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). On July 21, 2021, we amended and restated our Senior Secured Credit Facility to fund the acquisition of INTEGRA and refinance our existing facility. The revised facility provides for a seven-year $460.0 million term loan facility and a five-year $50.0 million revolving loan facility. The Senior Secured Credit Facility also provides for incremental facilities under which RE/MAX, LLC may request to add one or more tranches of term facilities or increase any than existing credit facility in the aggregate principal amount of up to $100 million (or a higher amount subject to the terms and conditions of the Senior Secured Credit Facility), subject to lender participation.

The Senior Secured Credit Facility is guaranteed by RMCO and is secured by a lien on substantially all of the assets of RE/MAX, LLC and other operating companies.

The Senior Secured Credit Facility requires us to repay term loans at approximately $1.2 million per quarter. We are also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF”) as defined in the Senior Secured Credit Facility, at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR”) as defined in the Senior Secured Credit Facility, is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if our TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. We evaluated if an ECF payment was required as of December 31, 2023 pursuant to the terms of the Senior Secured Credit Facility and determined no ECF payment was required. In addition, we are limited in the amount of restricted payments we can make as defined in the Senior Secured Credit Facility.

The Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. The restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, we can make unlimited restricted payments, so long as the TLR is below 3.50:1 (both before and after giving effect to such payments). As of December 31, 2023, the TLR was 7.80:1. The TLR increased primarily due to the settlement of the industry class-action lawsuits (for additional information see Note 14, Commitments and Contingencies). As long as the TLR remains above 3.50:1, we will be limited in the amount of restricted payments – primarily dividends and share repurchases – we can make up to the greater of $50 million or 50% of consolidated EBITDA on a trailing twelve-month basis (unless we can rely on other restricted payment baskets available under the Senior Secured Credit Facility). This limitation does limit the restricted payments we can make to our shareholders. The TLR is calculated based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA, both defined in the Senior Secured Credit Facility. As of December 31, 2023, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $44.6 million on a trailing twelve-month basis.

With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Prior to July 2023, borrowings under the term loans and revolving loans accrue interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”)) on or before June 2023 (the LIBOR Rate cessation date) and we transitioned from LIBOR to Adjusted Term SOFR on July 31, 2023. Borrowings under the term loans and revolving loans began accruing interest based on Adjusted Term SOFR, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%. As of December 31, 2023, the interest rate on the term loan facility was 8.0%.

If any amount is drawn under the revolving line of credit under the Senior Secured Credit Facility the terms of the Senior Secured Credit Facility require the TLR to not exceed 4.50:1 in order for us to be able to access borrowings under the line of credit. As a result, as long as the TLR remains above 4.50:1, access to borrowings under the revolving line of credit will be precluded. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of our TLR. As of the date of this report, no amounts were drawn on the revolving line of credit. We expect the earliest the TLR will fall below 4.50:1 is during the third quarter of 2024.

As of December 31, 2023, we had $444.6 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of December 31, 2023, and 2022, we had $82.6 million and $108.7 million, respectively, in cash and cash equivalents, of which approximately $32.5 million and $23.5 million were denominated in foreign currencies, respectively.

	Year Ended
	December 31,
	2023	2022
Cash provided by (used in):
Operating activities	$28,264	$71,142
Investing activities	(5,643)	(11,500)
Financing activities	(35,817)	(78,363)
Effect of exchange rate changes on cash	831	(1,550)
Net change in cash, cash equivalents and restricted cash	$(12,365)	$(20,271)

Operating Activities

Cash provided by operating activities decreased primarily as a result of:

●	a decrease in Adjusted EBITDA of $25.3 million;
●	a decrease due to increased interest payments of $14.9 million, due to higher interest rates in the current year;

●	a decrease due to higher payments of certain employee related liabilities; offset by;
●	an increase due to lower costs associated with severance and related restructuring expenses;
●	an increase due to a higher cash bonus payout in the prior year; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the year ended December 31, 2023, the change in cash used in investing activities was primarily the result of lower capitalizable investments in technology as compared to the prior year and no spend on our corporate headquarters refresh in the current year.

Financing Activities

During the year ended December 31, 2023, the change in cash used in financing activities was primarily due to lower allocation of capital to our share repurchase program, lower dividends paid to Class A common stockholders and distributions paid to non-controlling interests due to the suspension of our quarterly dividend and lower tax withholding payments for share-based compensation.

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities and access to incremental facilities under our Senior Secured Credit Facility available to support the needs of our business. As needs arise, we may seek additional financing in the public capital markets.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $6.4 million, $9.9 million and $15.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts primarily relate to spend on our corporate headquarters refresh and investments in technology. In order to expand our technology, we plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2024 are expected to be between $7.0 million and $9.0 million. See Financial and Operational Highlights above for additional information.

Return of Capital

Our Board of Directors approved quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock in the first three quarters of 2023 and every quarter in 2022, as disclosed in Note 5, Earnings Per Share and Dividends. During the fourth quarter 2023 our Board of Directors decided to suspend our quarterly dividend. In light of the settlement of the industry class-action lawsuits (for additional information see Note 14, Commitments and Contingencies) and ongoing challenging housing and mortgage market conditions, we believe this action to preserve our capital is prudent.

During the first quarter of 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. The share repurchase program may be suspended or discontinued at any time. During the year ended December 31, 2023, 160,405 shares of our Class A common stock were repurchased and retired for $3.4 million, excluding commissions, at an average cost of $21.24 per share. As of December 31, 2023, $62.5 million remained available under the share repurchase authorization.

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

Holdings’ only source of cash flow from operations is in the form of distributions from RMCO. Holdings received distributions from RMCO on a quarterly basis that were equal to the dividend payments Holdings made to the stockholders of its Class A common stock. As a result, absent any additional distributions, Holdings may have insufficient funds to cover its estimated tax and TRA liabilities. Therefore, as necessary, RMCO makes a separate distribution to Holdings, and because all distributions must be made on a pro-rata basis, RIHI receives a separate payment to ensure such pro-rata distributions have occurred.

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2023, the Company reflected a total liability of $0.8 million under the terms of its TRAs, with a portion to be paid in the first quarter of 2024. The liability pursuant to the TRAs will increase upon future exchanges by RIHI of RMCO common units or with future reversals of the valuation allowances, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. Payments are made on this liability as tax benefits are realized by Holdings.

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Year Ended
	December 31,
	2023	2022
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Pro rata distributions to RIHI as a result of distributions to RE/MAX Holdings in order to satisfy its estimated tax liabilities	$—	$2,276
Dividend distributions	8,667	11,556
Other	(12)	—
Total distributions to RIHI	8,655	13,832
Payments pursuant to the TRAs	440	3,240
Total distributions to RIHI and TRA payments	$9,095	$17,072

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2023 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Credit Facility (including current portion) (1)	$448,500	$4,600	9,200	434,700	—
Interest payments on credit facility (2)	161,386	36,202	71,090	54,094	—
Undiscounted lease obligations (3)	39,337	8,007	18,536	12,196	598
Payments pursuant to tax receivable agreements (4)	822	822	—	—	—
Vendor contracts (5)	8,950	7,251	1,699	—	—
Estimated undiscounted contingent consideration payments (6)	3,253	1,085	2,168	—	—
	$662,248	$57,967	$102,693	$500,990	$598
(1)	We have reflected full payment of our Senior Secured Credit Facility in July 2028 at maturity. The Senior Secured Credit Facility may require additional prepayments throughout the term of the loan based on our TLR as discussed above.
(2)	The variable interest rate on the Senior Secured Credit Facility is assumed at the interest rate in effect as of December 31, 2023 of 8.0%.
(3)	We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $5.9 million in the aggregate, are included in the table above, See Note 3, Leases, to the accompanying consolidated financial statements for more information.
(4)	As described elsewhere in this Annual Report on Form 10-K, we entered into TRAs, that will provide for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of tax deductions arising from the increase in tax basis in RMCO’s assets. The amounts present above are undiscounted.
(5)	Represents outstanding purchase orders with vendors initiated in the ordinary course of business for operating and capital expenditures, including payments from the Marketing Funds.
(6)	Represents estimated undiscounted payments to the former owner of Motto and former owners of Gadberry Group as required per the purchase agreements. See Note 11, Fair Value Measurements, to the accompanying consolidated financial statements for more information.

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of December 31, 2023.

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

Mortgage Goodwill

We assess goodwill for impairment at least annually or whenever an event occurs, or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results. We perform our required impairment testing annually on October 1. For most of our reporting units, the fair value of the reporting unit exceeds its carrying value at the latest assessment date and only a qualitative impairment test was performed.

During the 2023 annual impairment test, we concluded that the carrying value of the Mortgage reporting unit within the Mortgage segment exceeded its fair value. Its fair value is tied primarily to franchise sales over the next several years and the discount rate used in our discounted cash flow analysis. Therefore, we fully impaired the reporting unit’s goodwill and recorded a non-cash impairment charge of $18.6 million. See Note 8, Intangible Assets and Goodwill, for additional information.

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

Pursuant to the TRA agreements, Holdings makes annual payments to RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”) (a successor to the TRAs prior owners) equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. A TRA liability of $0.8 million exists as of December 31, 2023 for the future cash obligations expected to be paid under the TRAs and is not discounted. The calculation of this liability is a function of the step-up described above and therefore has the same complexities and estimates. Similar to the deferred tax assets, these liabilities would likely increase materially if RIHI redeems additional common units of RMCO or with future reversals of the valuation allowances.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, for recently issued accounting pronouncements applicable to us and the effect of those standards on our financial statements and related disclosures.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations within the U.S., Canada and globally and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and credit risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. We use derivative instruments to mitigate the impact of certain of our market risk exposures. We do not use derivatives for trading or speculative purposes.

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the years ended December 31, 2023 and 2022, bad debt expense was 2.0% and 0.7% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At December 31, 2023, $448.5 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. As of December 31, 2023, the interest rate on our Senior Secured Credit Facility was based on Adjusted Term SOFR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. We transitioned from LIBOR to Adjusted Term SOFR during the third quarter of 2023 and borrowings under the term loans and revolving loans accrued interest based on Adjusted Term SOFR, beginning on July 31, 2023, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%.

As of December 31, 2023, the interest rate was 8.0%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the year ended December 31, 2023, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $1.5 million, respectively, related to currency risk (a) above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

RE/MAX Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RE/MAX Holdings, Inc. (the Company) as of December 31, 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of goodwill in the Mortgage reporting unit
Description of the Matter

As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company assesses goodwill for impairment annually at October 1, or when an event occurs or circumstances change that would indicate impairment may have occurred at the reporting unit level. The impairment test consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined by forecasting results and applying an assumed discount rate. As a result of the annual impairment assessment, the Company recognized $18.6 million of goodwill impairment loss related to the Mortgage reporting unit.

Auditing the Company’s fair value assessment of the Mortgage reporting unit involved a higher degree of judgment due to the subjective nature of the assumptions used in determining the fair value, and changes in management’s assumptions could have a significant impact on the fair value and resulting impairment loss. The significant assumptions used to estimate the fair value of the Mortgage reporting unit include the number of franchise sales and discount rate.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the fair value of the Mortgage reporting unit. This included testing controls over management’s evaluation of the significant assumptions used to estimate the fair value.

To test the fair value of the Mortgage reporting unit, our audit procedures included, among others, testing the completeness and accuracy of the information included in the valuation and evaluating the significant assumptions mentioned above that were used to estimate fair value.  To assess the reasonableness of the franchise sales assumption, we compared it to the Company’s historical actual franchise sales and considered current and expected future market conditions, and evaluated management’s ability to accurately forecast future sales by comparing actual results to historical forecasts. We involved our valuation specialists to assist in evaluating the discount rate assumption considering observable market data and published industry resources.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2023.

Denver, Colorado

February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

RE/MAX Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited RE/MAX Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RE/MAX Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 22, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RE/MAX Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of RE/MAX Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/KPMG LLP

We served as the Company’s auditor from 2003 to 2023.

Denver, Colorado
February 28, 2023

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$82,623	$108,663
Restricted cash	43,140	29,465
Accounts and notes receivable, current portion, net of allowances	33,427	32,518
Income taxes receivable	1,706	2,138
Other current assets	15,669	20,178
Total current assets	176,565	192,962
Property and equipment, net of accumulated depreciation	8,633	9,793
Operating lease right of use assets	23,013	25,825
Franchise agreements, net	101,516	120,174
Other intangible assets, net	19,176	25,763
Goodwill	241,164	258,626
Deferred tax assets	—	51,441
Income taxes receivable, net of current portion	—	754
Other assets, net of current portion	7,083	9,896
Total assets	$577,150	$695,234
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,700	$6,165
Accrued liabilities	107,434	70,751
Income taxes payable	766	1,658
Deferred revenue	23,077	27,784
Current portion of debt	4,600	4,600
Current portion of payable pursuant to tax receivable agreements	822	1,642
Operating lease liabilities	7,920	7,068
Total current liabilities	149,319	119,668
Debt, net of current portion	439,980	443,720
Payable pursuant to tax receivable agreements, net of current portion	—	24,917
Deferred tax liabilities	10,797	13,113
Deferred revenue, net of current portion	17,607	18,287
Operating lease liabilities, net of current portion	31,479	37,989
Other liabilities, net of current portion	4,029	5,838
Total liabilities	653,211	663,532
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,269,284 and 17,874,238 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	550,637	535,566
Accumulated deficit	(140,217)	(53,999)
Accumulated other comprehensive income (deficit), net of tax	638	(395)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	411,060	481,174
Non-controlling interest	(487,121)	(449,472)
Total stockholders' equity (deficit)	(76,061)	31,702
Total liabilities and stockholders' equity (deficit)	$577,150	$695,234

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Continuing franchise fees	$127,384	$133,389	$118,504
Annual dues	33,904	35,676	35,549
Broker fees	51,012	62,939	65,456
Marketing Funds fees	83,861	90,319	82,391
Franchise sales and other revenue	29,510	31,063	27,801
Total revenue	325,671	353,386	329,701
Operating expenses:
Selling, operating and administrative expenses	171,548	173,980	179,491
Marketing Funds expenses	83,861	90,319	82,391
Depreciation and amortization	32,414	35,769	31,333
Settlement and impairment charges	73,783	15,808	46,035
Gain on reduction in tax receivable agreement liability	(25,298)	(702)	382
Total operating expenses	336,308	315,174	339,632
Operating income (loss)	(10,637)	38,212	(9,931)
Other expenses, net:
Interest expense	(35,741)	(20,903)	(11,344)
Interest income	4,420	1,460	217
Foreign currency transaction gains (losses)	419	(641)	(839)
Loss on early extinguishment of debt	—	—	(264)
Total other expenses, net	(30,902)	(20,084)	(12,230)
Income (loss) before provision for income taxes	(41,539)	18,128	(22,161)
Provision for income taxes	(56,947)	(7,371)	(2,459)
Net income (loss)	(98,486)	10,757	(24,620)
Less: net income (loss) attributable to non-controlling interest	(29,464)	4,647	(9,004)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(69,022)	$6,110	$(15,616)

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(3.81)	$0.33	$(0.84)
Diluted	$(3.81)	$0.32	$(0.84)
Weighted average shares of Class A common stock outstanding
Basic	18,111,409	18,678,774	18,690,442
Diluted	18,111,409	18,844,696	18,690,442
Cash dividends declared per share of Class A common stock	$0.69	$0.92	$0.92

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended
	December 31,
	2023	2022	2021
Net income (loss)	$(98,486)	$10,757	$(24,620)
Change in cumulative translation adjustment	1,503	(2,125)	48
Other comprehensive income (loss), net of tax	1,503	(2,125)	48
Comprehensive income (loss)	(96,983)	8,632	(24,572)
Less: Comprehensive income (loss) attributable to non-controlling interest	(28,994)	3,567	(8,994)
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$(67,989)	$5,065	$(15,578)

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity (deficit)
Balances, January 1, 2021	18,390,691	$2	1	$—	$491,422	$25,628	$612	$(416,007)	$101,657
Net income (loss)	—	—	—	—	—	(15,616)	—	(9,004)	(24,620)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(14,206)	(14,206)
Equity-based compensation expense and dividend equivalents	547,398	—	—	—	29,237	(472)	—	—	28,765
Dividends to Class A common stockholders	—	—	—	—	—	(17,361)	—	—	(17,361)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	38	10	48
Shares withheld for taxes on share-based compensation	(131,895)	—	—	—	(5,329)	—	—	—	(5,329)
Other	—	—	—	—	113	—	—	—	113
Balances, December 31, 2021	18,806,194	$2	1	$—	$515,443	$(7,821)	$650	$(439,207)	$69,067
Net income (loss)	—	—	—	—	—	6,110	—	4,647	10,757
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(13,832)	(13,832)
Equity-based compensation expense and dividend equivalents	830,718	—	—	—	26,647	(834)	—	—	25,813
Dividends to Class A common stockholders	—	—	—	—	—	(17,352)	—	—	(17,352)
Repurchase and retirement of common shares	(1,533,728)				—	(34,101)			(34,101)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,045)	(1,080)	(2,125)
Shares withheld for taxes on share-based compensation	(228,946)	—	—	—	(6,524)	—	—	—	(6,524)
Other	—	—	—	—	—	(1)	—	—	(1)
Balances, December 31, 2022	17,874,238	$2	1	$—	$535,566	$(53,999)	$(395)	$(449,472)	$31,702
Net income (loss)	—	—	—	—	—	(69,022)	—	(29,464)	(98,486)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(8,655)	(8,655)
Equity-based compensation expense and dividend equivalents	806,527	—	—	—	19,438	(1,051)	—	—	18,387
Dividends to Class A common stockholders	—	—	—	—	—	(12,502)	—	—	(12,502)
Repurchase and retirement of common shares	(160,405)	—	—	—	—	(3,408)	—	—	(3,408)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	1,033	470	1,503
Shares withheld for taxes on share-based compensation	(251,076)	—	—	—	(4,367)	—	—	—	(4,367)
Other	—	—	—	—	—	(235)	—	—	(235)
Balances, December 31, 2023	18,269,284	$2	1	$—	$550,637	$(140,217)	$638	$(487,121)	$(76,061)

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(98,486)	$10,757	$(24,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,414	35,769	31,333
Equity-based compensation expense	19,536	22,044	34,298
Bad debt expense	6,784	2,581	(1,345)
Deferred income tax expense (benefit)	49,387	(183)	(2,528)
Fair value adjustments to contingent consideration	(533)	(133)	309
Settlement charge	55,150	—	—
Impairment charge - goodwill	18,633	7,100	5,123
Impairment charge - leased assets	—	6,248	—
Loss (gain) on sale or disposition of assets, net	406	1,320	(6)
Non-cash lease benefit	(2,847)	(2,108)	(1,335)
Non-cash loss on lease termination	—	1,175	—
Non-cash debt charges	860	861	905
Gain on reduction in tax receivable agreement liability	(25,298)	(702)	382
Other, net	62	47	(113)
Changes in operating assets and liabilities
Accounts and notes receivable, current portion	(8,442)	2,789	3,329
Other current and noncurrent assets	6,461	5,163	(2,090)
Other current and noncurrent liabilities	(20,249)	(17,533)	11,882
Payments pursuant to tax receivable agreements	(440)	(3,240)	(3,444)
Income taxes receivable/payable	298	(871)	(9,775)
Deferred revenue, current and noncurrent	(5,432)	58	137
Net cash provided by operating activities	28,264	71,142	42,442
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(6,419)	(9,932)	(15,239)
Acquisitions, net of cash, cash equivalents and restricted cash acquired in 2021 of $14.1 million	—	—	(180,002)
Other	776	(1,568)	319
Net cash used in investing activities	(5,643)	(11,500)	(194,922)
Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	458,850
Payments on debt	(4,600)	(4,600)	(227,390)
Capitalized debt amendment costs	—	—	(3,871)
Distributions paid to non-controlling unitholders	(8,655)	(13,832)	(14,206)
Dividends and dividend equivalents paid to Class A common stockholders	(13,553)	(18,186)	(17,833)
Payments related to tax withholding for share-based compensation	(4,367)	(6,524)	(5,329)
Common shares repurchased	(3,408)	(34,101)	—
Payment of contingent consideration	(1,234)	(1,120)	(869)
Net cash used in financing activities	(35,817)	(78,363)	189,352
Effect of exchange rate changes on cash	831	(1,550)	300
Net decrease in cash, cash equivalents and restricted cash	(12,365)	(20,271)	37,172
Cash, cash equivalents and restricted cash, beginning of period	138,128	158,399	121,227
Cash, cash equivalents and restricted cash, end of period	$125,763	$138,128	$158,399

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,732	$19,826	$10,794
Net cash paid for income taxes	$7,107	$6,530	$14,908
Cash paid for lease termination	$—	$1,285	$—

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) completed an initial public offering (the “IPO”) of its shares of Class A common stock on October 7, 2013. Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of December 31, 2023, Holdings owns 59.3% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 40.7%. Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). The Company also sells ancillary products and services, including loan processing services to its Motto network through the wemlo brand. The Company focuses on enabling its networks’ success by providing powerful technology, quality education, and valuable marketing to build the strength of the RE/MAX and Motto brands.

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

Motto, founded in 2016, has grown to over 225 offices across more than 40 states. The Motto franchise model offers U.S. real estate brokers, real estate professionals and other investors access to the mortgage brokerage business. Motto is highly complementary to the RE/MAX real estate business and is designed to provide diversified revenue and income streams to real estate professionals. Motto franchisees offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at the same location or at offices near each other.

RE/MAX and Motto are 100% franchised—the Company does not own any of the brokerages that operate under these brands.

Any reference to the number of offices or agents in these notes to the consolidated financial statements are unaudited.

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

Class B common stock

RIHI is the sole holder of Class B common stock and is controlled by David and Gail Liniger, the Company’s co-founders. Pursuant to the terms of the Company’s Certificate of Incorporation, Class B common stock is entitled to a number of votes on matters presented to Holdings’ stockholders equal to the number of RMCO common units that RIHI holds. Through its ownership of the Class B common stock, RIHI holds 40.7% of the voting power of the Company’s stock as of December 31, 2023. Mr. Liniger also owns Class A common stock with an additional 1.1% of the voting power of the Company’s stock as of December 31, 2023.

Holders of shares of Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“financial statements”) and notes thereto included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2023 and 2022, the results of its operations and comprehensive income (loss), changes in its stockholders’ equity (deficit) and its cash flows for the years ended December 31, 2023, 2022 and 2021.

During 2021, the Company acquired the operating companies of INTEGRA. The results of operations, cash flows and financial position of this acquisitions is included in the financial statements from its respective date of acquisition. See Note 6, Acquisitions and Dispositions, for additional information.

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

See Note 16, Segment Information, for additional information about segment reporting.

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

Agents in Company-Owned Regions who joined RE/MAX prior to 2004, the year the Company began assessing broker fees, are generally “grandfathered” and continue to be exempt from paying a broker fee. Certain agents in Canada do not pay broker fees. As of December 31, 2023, approximately 24% of agents in the U.S. and Canada Company-owned Regions did not pay broker fees. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

During 2022, the Company launched a pilot program in five states in the U.S. with a pricing component that has a capped broker fee per team member, reducing the revenue the Company receives per agent had that agent not been in the program. Revenue from capped broker fees is estimated and recognized ratably over the year that is capped. Due to legacy price structures enacted when certain geographies were Independent Regions, broker fees in a limited number of locations (mainly the acquired U.S. regions from INTEGRA, Texas and parts of Canada) are capped at certain commission levels.

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

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Consolidated Balance Sheets. Other deferred revenue is primarily related to event-based revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2023	New billings	recognized (a)	December 31, 2023
Franchise sales	$25,281	$8,061	$(8,729)	$24,613
Annual dues	14,164	33,022	(33,904)	13,282
Other	6,626	18,154	(21,991)	2,789
	$46,071	$59,237	$(64,624)	$40,684
(a)	Revenue recognized related to the beginning balance for Franchise Sales and Annual Dues was $7.9 million and $13.4 million, respectfully, for the year ended December 31, 2023.

Commissions paid on Franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “Other current assets” and “Other assets, net of current portion” on the Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2023	for new activity	recognized	December 31, 2023
Capitalized contract costs for commissions	$3,974	$2,737	$(2,486)	$4,225

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
U.S. Company-Owned Regions (a)	$138,499	$157,492	$154,981
U.S. Independent Regions (a)	6,439	7,086	11,392
Canada Company-Owned Regions (a)	40,805	42,289	27,234
Canada Independent Regions (a)	2,891	2,857	6,510
Global	12,754	12,163	11,501
Fee revenue (b)	201,388	221,887	211,618
Franchise sales and other revenue (c)	25,794	27,385	23,506
Total Real Estate	227,182	249,272	235,124
U.S. (a)	63,791	69,169	68,662
Canada (a)	19,039	19,993	12,722
Global	1,031	1,157	1,007
Total Marketing Funds	83,861	90,319	82,391
Mortgage (d)	13,993	12,388	10,051
Other (d)	635	1,407	2,135
Total	$325,671	$353,386	$329,701
(a)	On July 21, 2021, the Company acquired INTEGRA. Fee revenue from these regions was previously recognized in the U.S. and Canada Independent Regions and Marketing Funds fees were not charged by the Company. See Note 6, Acquisitions and Dispositions, for more information related to this transaction.
(b)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(c)	Franchise sales and other revenue is derived primarily within the U.S.
(d)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Annual dues	$13,282	$—	$—	$—	$—	$—	$13,282
Franchise sales	6,894	5,766	4,455	3,064	1,637	2,797	24,613
Total	$20,176	$5,766	$4,455	$3,064	$1,637	$2,797	$37,895

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Consolidated Balance Sheets to the amounts presented in the Consolidated Statements of Cash Flows (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$82,623	$108,663
Restricted cash:
Marketing Funds (a)	15,640	29,465
Settlement Fund (b)	27,500	—
Total cash, cash equivalents and restricted cash	$125,763	$138,128
(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.
(b)	Represents the net amounts held in the Settlement Fund as part of the settlement of the industry class-action lawsuits. See Note 14, Commitments and Contingencies, for additional information.

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

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Technology − operating	$4,676	$14,436	$13,396
Technology − capital(a)	(203)	918	954
Marketing staff and administrative services	6,102	5,598	5,782
Total	$10,575	$20,952	$20,132
(a)	During the years ended 2023 and 2022, the Company determined that certain development projects were no longer needed and therefore $0.2 million and $0.5 million, respectively, reflecting the cost of work in process assets that would no longer be placed in service, was refunded to the marketing funds.

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

The Company records estimates of expected credit losses against its accounts and notes receivable based on historical loss experience and reasonable and supportable forecasts. General economic conditions that affect the Company’s performance, in particular changes in interest rates or the number of existing home sales, are expected to also impact the performance of its franchisees, agents and loan originators. The allowance for doubtful accounts and notes is based on reasonable and supportable forecasts, historical experience, general economic conditions, and the credit quality of specific accounts. Increases and decreases in the allowance for doubtful accounts are established based upon changes in the credit quality of receivables and are included as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss).

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

	Balance at beginning of period	Charges/(benefits) to expense for changes in Allowance for doubtful accounts (a)	Write-offs	Balance at end of period
Year Ended December 31, 2023	$9,111	$6,784	$(4,995)	$10,900
Year Ended December 31, 2022	$9,564	$2,581	$(3,034)	$9,111
Year Ended December 31, 2021	$11,724	$(1,345)	$(815)	$9,564
(a)	Includes approximately $1.8 million, $0.4 million and ($0.4) million of expense/(benefit) attributable to the Marketing Funds for the years ended December 31, 2023, 2022 and 2021, respectively.

Accumulated Other Comprehensive Income (Loss) and Foreign Currency Translation

Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with stockholders and is comprised of foreign currency translation adjustments.

As of December 31, 2023, the Company, directly and through its franchisees, conducted operations in over 110 countries and territories, including the U.S. and Canada. The functional currency for the Company’s operations is the U.S. dollar, except for its Canadian subsidiaries for which it is the Canadian Dollar.

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

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from such asset. If not recoverable, the excess of the carrying amount of an asset over its estimated discounted cash flows would be charged to operations as an impairment loss. For each of the years ended December 31, 2023, 2022 and 2021, there were no material impairments indicated for such assets.

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

During 2023, the Company recorded a goodwill impairment on its Mortgage reporting unit in its Mortgage Segment. During 2022, the Company recorded a goodwill impairment in its Gadberry Group reporting unit in the Real Estate segment and during 2021, the Company recorded a goodwill impairment in its First Leads, Inc. (“First”) reporting unit in the Real Estate segment. See Note 8, Intangible Assets and Goodwill, for additional information.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset and changes in applicable tax laws and other factors. If management determines that it is not likely that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s Consolidated Statements of Income (Loss). During 2023, the Company recorded a valuation allowance on its deferred tax assets, see Note 12, Income Taxes, for additional information.

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

Restructuring Charges

During the third quarter of 2023, the Company announced a reduction in force and reorganization (the “Reorganization”) intended to streamline the Company’s operations and yield cost savings over the long term. The Reorganization reduced the Company’s overall workforce by approximately 7% and was substantially complete by the end of the third quarter. As a result of the Reorganization, the Company incurred a pre-tax cash charge for one-time termination benefits of severance and related costs of $4.3 million and accelerated equity compensation expense of $0.5 million, which are recognized as “Selling, operating and administrative expenses” in the Consolidated Statements of Income (Loss). See Note 9, Accrued Liabilities, for a roll forward of the liability related to the Reorganization as of December 31, 2023.

During the third quarter of 2022, the Company began incurring expenses related to a restructuring in its business and technology offerings with the phased rollout of the kvCORE platform, replacing the functionality previously provided by the internally developed platform. A significant amount of these costs are termination benefits related to workforce reductions including severance and related expenses received by former employees. For the year ended 2022, the Company incurred $11.7 million of expenses related to this restructure, including $7.6 million of severance and related expenses, $2.2 million of accelerated equity-based compensation expense, which are recognized as “Selling, operating and administrative expenses” in the Consolidated Statements of Income (Loss) and a $1.2 million write off of capitalized software development costs and $0.7 million of accelerated amortization, which are recognized as “Depreciation and amortization” in the Consolidated Statements of Income (Loss). See Note 9, Accrued Liabilities, for a roll forward of the liability related to the restructure as of December 31, 2023.

Equity-Based Compensation

The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss). All equity-based compensation is required to be measured at fair value on the grant date, is expensed over the requisite service, generally over a three-year period, and forfeitures are accounted for as they occur. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. See to Note 13, Equity-Based Compensation, for additional discussion regarding details of the Company’s equity-based compensation plans.

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the Canadian entity for INTEGRA. The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” on the Consolidated Statements of Income (Loss) along with the related derivative contracts. During the twelve months ended December 31, 2023 and 2022, the Company recognized a net loss of $1.1 million and a net gain of $3.8 million, respectively, on the derivative contracts. There was no material impact for the twelve months ended December 31, 2021.

The Company had a short-term $74.0 million Canadian dollar forward contract that matures in the first quarter of 2024 that net settles in U.S. dollar based on the prevailing spot rates at maturity.

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

New Accounting Pronouncements Not Yet Adopted.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and amendments must be applied retrospectively to all prior periods presented in the financial statements. The Company believes the amendments of ASU 2023-07 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax reconciliation and income taxes paid. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company believes the amendments of ASU 2023-09 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

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

A summary of the Company’s lease cost is as follows (in thousands, except for weighted-averages):

	Year Ended December 31,
	2023	2022	2021
Lease Cost
Operating lease cost (a)(b)	$10,833	$11,377	$11,565
Sublease income (a)	(2,555)	(2,159)	(1,999)
Short-term lease cost (c)	8,882	10,023	5,436
Total lease cost	$17,160	$19,241	$15,002
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	9,819	9,406	9,071
Weighted-average remaining lease term in years - operating leases	4.4	5.3	6.4
Weighted-average discount rate - operating leases	6.3%	6.2%	6.3%
(a)	All the Company’s material leases are classified as operating leases.
(b)	Includes approximately $3.5 million, $3.6 million and $3.5 million of taxes, insurance and maintenance for the years ended December 31, 2023, 2022, and 2021 respectively.
(c)	Includes expenses associated with short-term leases of billboard advertisements and is included in “Marketing Funds expenses” on the Consolidated Statements of Income (Loss) for the years ended December 31, 2023, 2022 and 2021.

Maturities under non-cancellable leases were as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
2024	$10,145	(2,138)	$8,007
2025	10,368	(1,220)	9,148
2026	10,465	(1,077)	9,388
2027	10,441	(1,099)	9,342
2028	3,225	(371)	2,854
Thereafter	598	—	598
Total lease payments	$45,242	$(5,905)	$39,337
Less: imputed interest	5,843
Present value of lease liabilities	$39,399

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

4. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	December 31, 2023		December 31, 2022
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.7%	12,559,600	41.3%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,269,284	59.3%	17,874,238	58.7%
Total common units in RMCO	30,828,884	100.0%	30,433,838	100.0%

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

	Year Ended December 31,
	2023			2022			2021
	Holdings	NCI	Total	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	59.1%	40.9%	100.0%	59.8%	40.2%	100.0%	59.8%	40.2%	100.0%
Income (loss) before provision for income taxes (a)	$(14,149)	$(27,390)	$(41,539)	$11,090	$7,038	$18,128	$(13,424)	$(8,737)	$(22,161)
(Provision) / benefit for income taxes (b)	(54,873)	(2,074)	(56,947)	(4,980)	(2,391)	(7,371)	(2,192)	(267)	(2,459)
Net income (loss)	$(69,022)	$(29,464)	$(98,486)	$6,110	$4,647	$10,757	$(15,616)	$(9,004)	$(24,620)

NCI – non-controlling interest

(a)	The WAO percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain items recorded at Holdings.
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

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Tax distributions	$—	$2,276	$2,650
Dividend distributions (a)	8,667	11,556	11,556
Other	(12)	—	—
Total distributions to non-controlling unitholders	$8,655	$13,832	$14,206
(a)	In the fourth quarter 2023, the Company announced that its Board of Directors decided to suspend the Company’s quarterly dividend.

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

In connection with the initial sale of RMCO common units in October 2013, Holdings entered into Tax Receivable Agreements (“TRAs”) which require that Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. The TRA holders as of December 31, 2023 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted.

This liability is recorded within “Current portion of payable pursuant to tax receivable agreements” and “Payable pursuant to tax receivable agreement, net of current portion” in the Consolidated Balance Sheets and were $0.8 million and $26.6 million in aggregate as of December 31, 2023 and 2022, respectively. In 2023, the Company evaluated the need for a valuation allowance against its deferred tax assets and determined that a full valuation allowance was necessary in light of the reduction in taxable income primarily due to the settlement of costly litigation associated with several industry class-action lawsuits. See Note 14, Commitments and Contingencies, for additional information. In connection therewith, we also remeasured the liabilities under the TRAs, which resulted in a reduction in the TRA liabilities and corresponding gain of $25.3 million. See Note 12, Income Taxes, for additional information.

Similar to the deferred tax assets, the TRA liabilities would increase if Holdings acquired additional common units of RMCO from RIHI or upon the future reversal of valuation allowances.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended
	December 31,
	2023	2022	2021
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(69,022)	$6,110	$(15,616)
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,111,409	18,678,774	18,690,442
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,111,409	18,678,774	18,690,442
Add dilutive effect of the following:
Restricted stock (a)	—	165,922	—
Weighted average shares of Class A common stock outstanding, diluted	18,111,409	18,844,696	18,690,442
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(3.81)	$0.33	$(0.84)
Diluted	$(3.81)	$0.32	$(0.84)
(a)	As the Company had a net loss for the years ended December 31, 2023 and 2021, these shares would have been considered anti-dilutive and therefore there is no effect on the weighted average shares of Class A common stock outstanding EPS calculation.

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Year Ended December 31,
	2023		2022		2021
Quarter end declared	Date paid	Per share	Date paid	Per share	Date paid	Per share
March 31	March 22, 2023	$0.23	March 16, 2022	$0.23	March 17, 2021	$0.23
June 30	May 31, 2023	0.23	May 25, 2022	0.23	June 2, 2021	0.23
September 30	August 29, 2023	0.23	August 30, 2022	0.23	August 31, 2021	0.23
December 31	—	—	November 30, 2022	0.23	December 1, 2021	0.23
		$0.69		$0.92		$0.92

During the fourth quarter 2023, the Company’s Board of Directors decided to suspend the Company’s quarterly dividend. In light of the recent litigation settlement (See Note 14, Commitments and Contingencies) and ongoing challenging housing and mortgage market conditions, the Company’s Board of Directors believes this action to preserve the Company’s capital is prudent.

Share Repurchases and Retirement

In January 2022, the Company’s Board of Directors authorized a common stock repurchase program of up to $100 million. During the year ended December 31, 2023, 160,405 shares of the Company’s Class A common stock were repurchased and retired for $3.4 million excluding commissions during the first quarter, at a weighted average cost of $21.24. As of December 31, 2023, $62.5 million remained available under the share repurchase program.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of INTEGRA had occurred on January 1, 2021. The pro forma information presented below is for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future (in thousands).

	Year Ended
	December 31,
	2023 (a)	2022 (a)	2021
Total revenue	$325,671	$353,386	$356,489
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(69,022)	$6,110	$(16,092)
(a)	Amounts agree to the Consolidated Statements of Income (Loss) for the twelve months ended December 31, 2023 and 2022, as it includes the actual results from the INTEGRA acquisition and are therefore not pro forma.

7. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable Life	2023	2022
Leasehold improvements	Shorter of estimated useful life or life of lease	$8,404	$8,335
Office furniture, fixtures and equipment	2 - 10 years	13,361	12,404
Total property and equipment		21,765	20,739
Less accumulated depreciation		(13,132)	(10,946)
Total property and equipment, net		$8,633	$9,793

Depreciation expense was $2.5 million, $2.4 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

8. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of December 31, 2023			As of December 31, 2022
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.1	$225,716	$(124,200)	$101,516	$224,397	$(104,223)	$120,174
Other intangible assets:
Software (a)	4.1	$52,918	$(39,192)	$13,726	$48,658	$(32,198)	$16,460
Trademarks	9.1	971	(649)	322	1,713	(1,272)	441
Non-compete agreements	4.3	13,051	(8,156)	4,895	12,953	(4,878)	8,075
Training materials	—	2,400	(2,400)	—	2,400	(2,080)	320
Other	7.0	870	(637)	233	870	(403)	467
Total other intangible assets	4.3	$70,210	$(51,034)	$19,176	$66,594	$(40,831)	$25,763
(a)	As of December 31, 2023 and 2022, capitalized software development costs of $1.0 million and $4.6 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $29.9 million, $33.4 million and $29.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

2024	$26,406
2025	22,701
2026	15,848
2027	9,021
2028	8,333
Thereafter	38,383
$120,692

The following table presents changes to goodwill by reportable segment for the period from January 1, 2022 to December 31, 2023(in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2022	$250,482	$18,633	$269,115
Purchase price adjustments	(332)	—	(332)
Impairment charge	(7,100)	—	(7,100)
Effect of changes in foreign currency exchange rates	(3,057)	—	(3,057)
Balance, January 1, 2023	$239,993	$18,633	$258,626
Purchase price adjustments	—	—	—
Impairment charge	—	(18,633)	(18,633)
Effect of changes in foreign currency exchange rates	1,171	—	1,171
Balance, December 31, 2023	$241,164	$—	$241,164

Impairment charge - goodwill

The Company assesses goodwill for impairment at least annually or whenever an event occurs, or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results.

During the fourth quarter of 2023, the Company tested and identified impairment indicators associated with the Mortgage reporting unit in the Mortgage Segment, primarily due to a decline in projected net cash flows resulting from continued macroeconomic pressures and revised franchise sales forecasts. Therefore, the Company fully impaired the reporting unit’s goodwill and recorded a non-cash impairment charge of $18.6 million in “Settlement and impairment charges” in the Consolidated Statements of Income (Loss).

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

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Marketing Funds (a)	$28,753	$47,670
Accrued payroll and related employee costs	14,231	14,419
Accrued taxes	2,567	2,025
Accrued professional fees	937	1,331
Settlement payable (b)	55,700	—
Other	5,246	5,306
	$107,434	$70,751
(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Represents the net settlement payable as part of the settlement of the industry class-action lawsuits and other legal settlements. See Note 14, Commitments and Contingencies, for additional information.

The following table presents a rollforward of the liability as related to the strategic shift and restructure of its business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance, January 1, 2022	$—
Severance and other related expenses (a)	7,578
Cash payments	(3,947)
Balance, December 31, 2022	$3,631
Severance and other related expenses	4,210
Cash payments	(5,220)
Balance, December 31, 2023 (b)	$2,622
(a)	Excludes $2.2 million of non-cash equity-based compensation expense from the accelerated vesting of certain grants in connection with the strategic shift and restructuring of its business that occurred in the third quarter of 2022. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Includes $2.6 million related to the Reorganization that occurred in the third quarter of 2023. The liability related to the strategic shift and restructure of the business that occurred in the third quarter of 2022 has been substantially paid as of December 31, 2023. See Note 2, Summary of Significant Accounting Policies for additional information.

10. Debt

Debt, net of current portion, consists of the following (in thousands):

	As of December 31,
	2023	2022
Senior Secured Credit Facility	$448,500	$453,101
Less unamortized debt issuance costs	(2,896)	(3,532)
Less unamortized debt discount costs	(1,024)	(1,249)
Less current portion	(4,600)	(4,600)
	$439,980	$443,720

Maturities of debt are as follows (in thousands):

As of December 31,
2024	$4,600
2025	4,600
2026	4,600
2027	4,600
2028	430,100
$448,500

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its Senior Secured Credit Facility to fund the acquisition of INTEGRA and refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility which matures and must be repaid on July 21, 2026 if any amounts are drawn.

The Senior Secured Credit Facility requires the Company to repay term loans at approximately $1.2 million per quarter. The Company is also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF”) as defined in the Senior Secured Credit Facility, at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR”) as defined in the Senior Secured Credit Facility, is in excess of 4.25:1. If the Company’s TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the Company’s TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. The Company evaluated if an ECF payment was required as of December 31, 2023 pursuant to the terms of the Senior Secured Credit Facility and determined no ECF payment was required. In addition, the Company is limited in the amount of restricted payments it can make as defined in the Senior Secured Credit Facility.

The Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. The restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, the Company can make unlimited restricted payments, so long as the Company’s TLR is below 3.50:1 (both before and after giving effect to such payments). As of December 31, 2023, the Company’s TLR was 7.80:1. The TLR increased primarily due to the settlement of the industry class-action lawsuits (for additional information see Note 14, Commitments and Contingencies). As long as the Company’s TLR remains above 3.50:1, the Company will be limited in the amount of restricted payments – primarily dividends and share repurchases – it can make up to the greater of $50 million or 50% of consolidated EBITDA on a trailing twelve-month basis (unless the Company can rely on other restricted payment baskets available under the Senior Secured Credit Facility). This limitation does limit the restricted payments the Company can make to its shareholders. The Company’s TLR is calculated based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA, both defined in the Senior Secured Credit Facility. As of December 31, 2023, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $44.6 million on a trailing twelve-month basis.

With certain exceptions, any default under any of the Company’s other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Prior to July 2023, borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”)) on or before June 2023 (the LIBOR Rate cessation date) and the Company transitioned from LIBOR to Adjusted Term SOFR on July 31, 2023. Borrowings under the term loans and revolving loans began accruing interest based on Adjusted Term SOFR, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%. As of December 31, 2023, the interest rate on the term loan facility was 8.0%.

If any amounts are drawn under the revolving line of credit under the Senior Secured Credit Facility, the terms of the Company’s Senior Secured Credit Facility require the Company’s TLR to not exceed 4.50:1 in order for the Company to be able to access borrowing under the line of credit. As a result, as long as the Company’s TLR remains above 4.50:1, access to borrowing under the revolving line of credit will be precluded. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of the Company’s TLR. As of the date of this report, no amounts were drawn on the revolving line of credit. The Company expects that the earliest the TLR will fall below 4.50:1 is during the third quarter of 2024.

11. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Quoted prices for identical instruments in active markets.
●	Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations, in which all significant inputs are observable in active markets. The fair value of the Company’s debt reflects a Level 2 measurement and was estimated based on quoted prices for the Company’s debt instruments in an inactive market.
●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Level 3 liabilities that are measured at fair value on a recurring basis consist of the Company’s contingent consideration related to the acquisition of Motto.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of December 31, 2023				As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$2,170	$—	$—	$2,170	$3,710	$—	$—	$3,710
Gadberry Group contingent consideration	590	—	—	590	817	—	—	817
Contingent consideration (a)	$2,760	$—	$—	$2,760	$4,527	$—	$—	$4,527
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 40-90 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales and a 1% change to the discount rate applied to the forecast would not change the liability materially. As of December 31, 2023, contingent consideration also includes an amount recognized in connection with the acquisition of the Gadberry Group. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2022	$5,780
Fair value adjustments	(133)
Cash payments	(1,120)
Balance at January 1, 2023	$4,527
Fair value adjustments	(533)
Cash payments	(1,234)
Balance at December 31, 2023	$2,760

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the year ended December 31, 2023.

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$444,580	$421,590	$448,320	$414,587

12. Income Taxes

“Income (loss) before provision for income taxes” as shown in the accompanying Consolidated Statements of Income (Loss) is comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(82,690)	$(25,443)	$(53,152)
Foreign	41,151	43,571	30,991
Total	$(41,539)	$18,128	$(22,161)

Components of the “Provision for income taxes” in the accompanying Consolidated Statements of Income (Loss) consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$1,748	$696	$798
Foreign	5,248	6,856	3,556
State and local	564	2	633
Total current expense	7,560	7,554	4,987
Deferred expense
Federal	39,634	1,039	(840)
Foreign	573	(1,522)	(752)
State and local	9,180	300	(936)
Total deferred expense	49,387	(183)	(2,528)
Provision for income taxes	$56,947	$7,371	$2,459

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	3.7	2.7	3.1
Income attributable to non-controlling interests (a)	(16.3)	(9.3)	(9.3)
Subtotal	8.4%	14.4%	14.8%
Non-creditable foreign and domestic taxes - non-controlling interest (b)(c)	(4.6)	14.0	(7.0)
Non-creditable foreign taxes - RE/MAX Holdings (c)(d)	(0.5)	8.1	(3.7)
Foreign derived intangible income deduction (c)	—	—	4.4
Other permanent differences	(3.4)	4.3	(1.2)
Uncertain tax positions	2.4	—	6.1
Loss on contract settlement (e)	—	—	(26.7)
Adjustments to state taxes (f)	—	—	3.9
162(m) compensation limitation	—	1.1	(1.8)
Valuation Allowance	(153.1)	—	—
Effect of permanent difference - reduction in TRA liability	15.0	—	—
Other	(1.3)	(1.2)	0.1
	(137.1)%	40.7%	(11.1)%
(a)	Given the majority of the Company’s income is generated via a pass-through entity of which the non-controlling interest owns approximately 40%, that proportion of the Company’s income is not subject to U.S. or state income tax rates.
(b)	Approximately 40% of foreign taxes paid at the RMCO level and corporate subsidiary taxes are attributable to the non-controlling interest. As a result, these taxes are not creditable against the U.S. taxes of Holdings.
(c)	The percentage impact of these items in 2023 and 2021 switched directionally because the Company’s pre-tax net income changed from positive to negative.
(d)	While a portion of foreign taxes are creditable within the U.S. since Canada’s tax rate is higher than the U.S. statutory rate a portion of the tax paid will not be creditable.
(e)	Loss on contract settlement is a result of the acquisition of INTEGRA and is not recognized for US income tax purposes.
(f)	As a result of the acquisition of INTEGRA, the state filing footprint of RE/MAX has changed which has modified the blended state rate and resulted in a small remeasurement of net deferred tax assets in 2021.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets.

These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2023	2022
Long-term deferred tax assets
Goodwill, other intangibles and other assets	$33,897	$36,027
Settlement charge	4,011	—
Imputed interest deduction pursuant to tax receivable agreements	2,175	1,960
Operating lease liabilities	5,554	6,559
Compensation and benefits	4,414	4,703
Allowance for doubtful accounts	1,401	1,272
Contingent consideration liability	396	651
Deferred revenue	3,952	3,885
Foreign tax credit carryforward	11,358	9,077
Net operating loss carryforward	2,980	83
163j business interest limitation carryforward	5,536	479
Other	2,161	1,387
Total long-term deferred tax assets	77,835	66,083
Valuation allowance (a)	(72,849)	(9,071)
Total long-term deferred tax assets, net of valuation allowance	4,986	57,012
Long-term deferred tax liabilities
Property and equipment and other long lived assets	(27)	(281)
Goodwill, other intangibles and other assets	(12,543)	(13,768)
Operating lease assets	(3,109)	(3,831)
Other	(104)	(804)
Total long-term deferred tax liabilities	(15,783)	(18,684)
Net deferred tax assets and liabilities	$(10,797)	$38,328
(a)	In 2023, a full valuation allowance was recorded against the Company’s remaining deferred tax assets as a result of a combined three-year cumulative loss primarily due to the settlement of the industry class-action lawsuits.

As of December 31, 2023, the Company had $11.4 million in unutilized foreign tax credit carryforwards. If unused, the carryforwards will begin to expire during the years 2027-2033. This amount has a full valuation allowance booked against it as of December 31, 2023.

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

As of December 31, 2023, the Company did not provide for deferred taxes on unremitted earnings of certain foreign subsidiaries that are indefinitely reinvested, for which withholding taxes would be due upon repatriation. Deferred taxes have not been provided on these earnings, as the Company does not plan to initiate any action that would require the payment of tax. The estimated amount of additional tax that would be payable on this income if distributed would be immaterial.

The Company and its subsidiaries file, or will file, income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With respect to state and local jurisdictions and countries outside of the U.S., the Company and its subsidiaries are typically subject to examination for three to four years after the income tax returns have been filed. As such, income tax returns filed since 2019 are subject to examination.

Uncertain Tax Positions

During 2022 and in connection with the INTEGRA acquisition, the Company assumed an uncertain tax position related to certain U.S. tax matters and also recorded a largely offsetting related indemnification asset.

In both 2022 and 2023, a portion of the uncertain tax position and related indemnification asset assumed in connection with the INTEGRA acquisition were reversed as a result of lapse of applicable statute of limitations.

Uncertain tax position liabilities represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the consolidated financial statements and are recognized in “Income taxes payable” in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount, excluding interest and penalties is as follows:

	As of December 31,
	2023	2022
Balance, January 1	$1,014	$1,587
Decrease related to prior year tax positions	(756)	(882)
Increase related to tax positions from acquired companies	—	309
Balance, December 31	$258	$1,014
(a)	Excludes accrued interest and penalties of $0.1 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively. These related interest and penalties are recognized in “Income taxes payable” within the Consolidated Balance Sheets.

A portion of the Company’s uncertain tax positions have a reasonable possibility of being settled within the next 12 months.

13. Equity-Based Compensation

During the second quarter of 2023, the Company’s shareholders approved a new Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan”), that became effective immediately upon approval, superseding the prior 2013 Incentive Plan (the “2013 Incentive Plan”). The 2023 Incentive Plan along with the 2013 Incentive Plan (collectively referred to as the “Incentive Plan”), include restrictive stock units which may have time-based or performance-based vesting criteria. In addition, during the fourth quarter of 2023, pursuant to the inducement award exception under New York Stock Exchange Rule 303A.08, the Board of Directors approved equity grants to the newly appointed CEO (“2023 CEO Grants”) which have both time-based and performance-based vesting criteria.

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

Employee stock-based compensation expense under the Company’s Incentive Plan, net of the amount capitalized in internally developed software, is as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Expense from time-based awards (a)	$12,305	$16,103	$21,042
Expense from performance-based awards (a)(b)	3,718	2,175	6,073
Expense from bonus to be settled in shares (c)	3,513	3,766	7,183
Equity-based compensation expense	$19,536	$22,044	$34,298
Tax benefit from equity-based compensation	(2,834)	(3,238)	(5,052)
Deficit / (excess) tax benefit from equity-based compensation	965	536	(121)
Net compensation cost	$17,667	$19,342	$29,125
(a)	During 2022, the Company recognized $2.2 million of expense upon the acceleration of certain grants issued in connection with the restructuring, as further discussed in Note 2, Summary of Significant Accounting Policies. In addition, during the third quarter of 2022, the Company recognized $1.4 million of expense upon acceleration of certain grants that were issued to two employees and former owners of an acquired company who departed during the third quarter of 2022.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. During the first quarter of 2022, the Company had a significant amount of forfeitures related to performance-based awards issued to the Company’s former CEO which, subsequent to his departure, will no longer vest.
(c)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

Time-based restricted stock units and restricted stock awards are valued using the Company’s closing stock price prior to the date of grant. Grants awarded to the Company’s Board of Directors generally vest over a one-year period. Grants awarded to the Company’s employees, other than grants issued to former owners in connection with acquisitions, generally vest equally in annual installments over a two or three-year period. Grants awarded to former owners in connection with acquisitions vest in varying lengths from two to four years. See to Note 6, Acquisitions and Dispositions, for additional discussion regarding the details of these transactions. The 2023 CEO Grants vest over a one-year and three-year period. Compensation expense is recognized on a straight-line basis over the vesting period.

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2023	611,102	$32.23
Granted (a)(b)	1,019,620	$15.50
Shares vested (including tax withholding) (c)	(458,707)	$28.88
Forfeited	(105,421)	$22.13
Balance, December 31, 2023	1,066,594	$18.68

(a)	During the fourth quarter of 2023, the Company granted 287,364 time-based restricted stock units to the newly appointed CEO with a weighted average grant date fair value of $8.98 per share. All the restricted stock units remain outstanding as of December 31, 2023. These equity awards were made pursuant to the inducement award exception under the New York Stock Exchange Rule 303A.08 and were not granted from the 2023 Incentive Plan.
(b)	The weighted average grant date fair value per share for the years ended December 31, 2022 and 2021 were $32.23 and $36.84 respectively.
(c)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

At December 31, 2023, there was $9.6 million of total unrecognized expense for time-based restricted stock awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.

Performance-based Restricted Stock

Performance-based restricted stock units (“PSUs”) granted to employees under the Incentive Plan are stock-based awards that generally vest at the end of a three-year period in which the number of shares ultimately received depends on the Company’s achievement of either a specified revenue target or the Company’s total shareholder return (“rTSR”) relative to a peer company index over a distinct performance period. The number of shares that could be issued range from 0% to 200% of the participant’s target award and if the minimum threshold conditions are not met, no shares will vest. PSUs are valued using the Company’s closing stock price prior to the date of grant. For these awards, compensation expense is recognized over the vesting period and is adjusted based on the estimated revenue achievement for each target. For the 2023 CEO Grants, the PSUs vest based on the price of the Company’s class A common stock during the performance period that runs from the grant date through December 31, 2027. The number of shares that could be issued range from 0% to 200% of the participant’s target award and if the minimum threshold conditions are not met, no shares will vest. PSUs that vest upon achievement of a rTSR target and for the 2023 CEO Grants are valued on the date of grant using a Monte Carlo simulation and compensation expense is recognized over the vesting period.

The following table summarizes equity-based compensation activity related to PSUs:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2023	143,199	$33.47
Granted (a)(b)	826,062	$7.95
Shares vested (including tax withholding) (c)	(134,114)	$28.68
Forfeited	(51,757)	$26.04
Balance, December 31, 2023	783,390	$7.87
(a)	During the fourth quarter of 2023, the Company granted 580,648 performance-based restricted stock units to the newly appointed CEO with a weighted average grant date fair value of $2.99 per share. All the restricted stock units remain outstanding as of December 31, 2023. These equity awards were made pursuant to the inducement award exception under the New York Stock Exchange Rule 303A.08 and were not granted from the 2023 Incentive Plan.
(b)	The weighted average grant date fair value per share for the years ended December 31, 2022 and 2021 were $33.47 and $31.02, respectively.
(c)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

At December 31, 2023, there was $3.6 million of total unrecognized PSU expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years for PSUs.

After giving effect to all outstanding awards (assuming maximum achievement of performance goals for performance-based awards), there were 2,554,960 additional shares available for the Company to grant under the 2023 Incentive Plan as of December 31, 2023.

14. Commitments and Contingencies

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

In one of the Moehrl-related antitrust litigations, filed by plaintiffs Scott and Rhonda Burnett and others in the Western District of Missouri (the “Burnett Action”), the court on April 22, 2022 granted plaintiffs’ motion for class certification and a trial was set for October 2023. On September 15, 2023, RE/MAX, LLC entered into a Settlement Term Sheet (the “Settlement”) with plaintiffs in the Burnett Action and Moehrl Action. The proposed Settlement would resolve all claims set forth in the Burnett Action and Moehrl Action, as well as all similar claims on a nationwide basis against RE/MAX, LLC (collectively, the “Nationwide Claims”) and would release RE/MAX, LLC and the Company, their subsidiaries and affiliates, and RE/MAX sub-franchisors, franchisees and their sales associates in the United States from the Nationwide Claims. By the terms of the Settlement, RE/MAX, LLC agreed to make certain changes to its business practices and to pay a total settlement amount of $55.0 million (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The Settlement Amount is expected to be deposited into the Settlement Fund in three installments per the Settlement Agreement as defined below, of which 25% of the Settlement Amount (or $13.8 million) was deposited during the third quarter of 2023 and 25% of the Settlement Amount (or $13.8 million) was deposited during the fourth quarter of 2023. The final 50% is to be deposited within ten business days of final court approval of the Settlement Agreement. The Company has used – and intends to use – available cash to pay the Settlement Amount. The Company recorded the Settlement Amount to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Consolidated Condensed Balance Sheets. In addition, the first and second installments the Company paid into the Settlement Fund is included in “Restricted cash” within the Consolidated Condensed Balance Sheets.

The Settlement Agreement (as defined below) remains subject to final court approval and will become effective following any appeals process, if applicable. The Settlement Agreement and any actions taken to carry out the Settlement Agreement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of any party. RE/MAX, LLC continues to deny the material allegations of the complaints in the Burnett Action, the Moehrl Action, the Moehrl-related antitrust litigations, and the Copycat Cases (as defined below). RE/MAX, LLC entered into the Settlement after considering the risks and costs of continuing the litigation. On September 19, 2023, the Burnett court stayed deadlines as to RE/MAX, LLC. On October 5, 2023, RE/MAX, LLC entered into a definitive settlement agreement (the “Settlement Agreement”) containing substantially the same material terms and conditions as provided in the Settlement. On November 20, 2023, the court granted preliminary approval of the Settlement Agreement. The court set May 9, 2024 for the final approval hearing.

On October 31, 2023, after a two-week trial, the jury in the Burnett Action found an unlawful conspiracy existed and awarded approximately $1.8 billion against the three remaining defendants NAR, Keller Williams and HSA. The Company expects the award to be trebled and the court to order injunctive relief against the non-settling defendants. Due to the Settlement Agreement, the Company did not present a defense or participate in the trial. Following the trial, on February 1, 2024, Keller Williams entered into a settlement agreement with plaintiffs agreeing to make certain changes to its business practices and to pay a total settlement amount of $70.0 million.

In one of the other Moehrl-related antitrust litigations, filed by Jennifer Nosalek and others in the District of Massachusetts (the “Nosalek Action”), on June 30, 2023, plaintiffs filed a motion requesting preliminary approval of a settlement with MLS Property Information Network, Inc. (“MLS PIN”). The parties subsequently amended the settlement agreement on September 5, 2023, and January 5, 2024. If approved by the court, the settlement agreement requires MLS PIN to pay $3.0 million, to eliminate the requirement that a seller must offer compensation to a buyer-broker and to amend various rules pertaining to seller notices and negotiation of buyer-broker compensation. On February 15, 2024, the DOJ filed a statement of interest requesting that the court deny preliminary approval of the second amended settlement agreement and recommending that the settling parties propose an injunction that prohibits offers of buyer-broker compensation by MLS PIN participants. No other defendants are part of the MLS PIN settlement. The terms of the Company’s Settlement Agreement extended to plaintiffs in the Nosalek Action. On October 24, 2023, plaintiffs filed a joint notice of pending settlement and a motion to stay the Nosalek case as to RE/MAX, LLC and RE/MAX Integrated Regions, LLC for 30 days, which was granted on October 30, 2023. Plaintiffs subsequently filed a joint motion to continue the stay through final approval of the Settlement Agreement hearing scheduled in the Burnett Action for May 9, 2024.

On April 9, 2021, a putative class action claim (the “Sunderland Action”) was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021, Century 21 Canada Limited Partnership, Royal Lepage Real Estate Services Ltd., and many other real estate companies, collectively the “Defendants”, by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants conspired, agreed or arranged with each other and acted in furtherance of their conspiracy to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”) in violation of the Canadian Competition Act. On February 24, 2022, Plaintiff filed a Fresh as Amended Statement of Claim. With respect to RE/MAX OA, the amended claim alleges franchisor defendants aided and abetted their respective franchisee brokerages and their salespeople in violation of the section 45(1) of the Competition Act. Among other requested relief, the Plaintiff seeks damages against the defendants and injunctive relief. On September 25, 2023, the Court dismissed the claims against RE/MAX OA, and on October 25, 2023, the Plaintiff appealed the decision and RE/MAX OA has cross appealed. A copycat lawsuit to the Sunderland Action was filed by plaintiff Kevin McFall (the “McFall Action”) on January 18, 2024. The complaint makes substantially similar allegations and seek substantially similar relief as the Sunderland Action, but alleges a national class. The McFall Action names over 70 defendants, including RE/MAX, LLC. The McFall Action and the Sunderland Action are collectively referred to as the “Canadian antitrust litigations”.

On January 25, 2021, a similar action to the Moehrl-related antitrust litigations was filed in the Northern District of Illinois (the “Batton Action) alleging violations of federal antitrust law and unjust enrichment. The complaint makes substantially similar allegations and seeks similar relief as the Moehrl-related antitrust litigations but alleges harm to homebuyers rather than sellers. The Company’s motion to dismiss was granted on May 2, 2022, and the plaintiffs filed an amended complaint adding state antitrust and consumer protection claims. On February 20, 2024, the court dismissed plaintiffs’ claim seeking injunctive relief for violations of the Sherman Act and dismissed certain state law claims in Tennessee and Kansas. The court denied the remainder of the Company’s motion to dismiss.

The Company intends to vigorously defend against all remaining claims, including against any appeals. If the Settlement is not approved, the Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. As a result, the Company is unable to reasonably estimate the financial impact of the litigation beyond what has been accrued for pursuant to the terms of the Settlement Agreement and the Company cannot predict, beyond the Settlement Amount, whether resolution of these matters would have a material effect on its financial position or results of operations. The Moehrl-related antitrust litigations, the Batton Action, and the Canadian antitrust litigations consist of:

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

Kevin McFall v. Canadian Real Estate Association, et. al., filed January 18, 2024 in the Federal Court of Canada.

Copycat lawsuits to the Moehrl-related antitrust litigations were filed by plaintiff Monty March in the Southern District of New York (the “March Action”), plaintiff Christina Grace in the Northern District of California (the “Grace Action”), plaintiff Willsim Latham, LLC in the Eastern District of California (“the “Willsim Action”), and plaintiff Dalton Jensen in the District of Utah (the “Dalton Action”) (together the “Copycat Cases”). The Company intends to vigorously defend against all claims, including seeking to stay the lawsuits in light of the Settlement Agreement. On December 27, 2023, a motion was filed by plaintiffs in another copycat lawsuit that did not name the Company, seeking to consolidate the copycat lawsuits in a multidistrict litigation, including the Grace Action, the March Action, and the Willsim Action, and many lawsuits that did not name the Company, in the Western District of Missouri for purposes of pretrial activities (the “MDL motion”). The MDL motion is currently pending. The Copycat Cases that name the Company consist of:

Monty March v. Real Estate Board of New York; Real Estate Board Of New York Listing Service; Brown Harris Stevens, LLC; Christie’s International Real Estate LLC; Coldwell Banker LLC; Compass, Inc.; Core Marketing Services LLC; The Corcoran Group, Inc.; Douglas Elliman, Inc.; Elegran Real Estate, D/B/A Elegran LLC; Engel & Volkers LLC; Fox Residential Group LLC; Halstead Real Estate LLC; Homesnap Inc.; Keller Williams Nyc, LLC; Leslie J. Garfield & Co., Inc.; Level Group Inc.; M.N.S. Real Estate Nyc, LLC; Modern Spaces LLC; The Agency LLC; The Modlin Group LLC; Nest Seekers International LLC; Oxford Property Group LLC; R New York LLC; RE/MAX, LLC; Serhant LLC; Sloane Square LLC; and Sotheby’s International Realty Affiliates LLC, filed November 13, 2023, in the U.S. District Court for the Southern District of New York.

Christina Grace v. National Association of Realtors, RE/MAX Holdings, Inc., Anywhere Real Estate Inc., Keller Williams Realty, Inc., Compass, Inc., eXp World Holdings, Inc., Bay Area Real Estate Information Services, Inc., Marin Association of Realtors, North Bay Association of Realtors, Northern Solano County Association of Realtors, Inc., and Solano Association of Realtors, Inc., filed on December 8, 2023, in the U.S. District Court for the Northern District of California.

Willsim Latham, LLC v. MetroList Services, Inc., Sacramento Association of Realtors, Inc., Placer County Association of Realtors, Inc., El Dorado County Association of Realtors, Lodi Association of Realtors, Yolo County Association of Realtors, Central Valley Association of Realtors, Amador Country Association of Realtors, Nevada County Association of Realtors, Sutter-Yub Association of Realtors, RE/MAX Holdings, Inc., Anywhere Real Estate Inc., Keller Williams Realty, Inc., eXp World Holdings, Inc., Norcal Gold Inc., Century 21 Select Real Estate, Inc., William L. Lyon & Associates, Inc. Paul M. Zagaris, Inc., Guide Real Estate, Inc., filed on January 18, 2024 in the U.S. District Court for the Eastern District of California.

Dalton Jensen v. The National Association of Realtors, Anywhere Real Estate Inc., HomeServices of America, Inc., HSF Affiliates, LLC, BHH Affiliates, LC, RE/MAX, LLC, Keller Williams LLC, Keller Williams of Salt Lake, KW St. George Keller

Williams Realty, KW Westfield, Equity Real Estate, Century 21 Everest, Realtypath, LLC, Windemere Real Estate SVCS. Co., filed on February 9, 2024 in the U.S. District Court for the District of Utah.

15. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2023, 2022 and 2021, the Company recognized expense of $2.6 million, $3.2 million and $1.5 million, respectively, for matching contributions to the 401(k) Plan.

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

The following table presents revenue from external customers by segment (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Continuing franchise fees	$116,472	$123,272	$110,613
Annual dues	33,904	35,676	35,549
Broker fees	51,012	62,939	65,456
Franchise sales and other revenue	25,794	27,385	23,506
Total Real Estate	227,182	249,272	235,124
Continuing franchise fees	10,912	10,117	7,891
Franchise sales and other revenue	3,081	2,271	2,160
Total Mortgage	13,993	12,388	10,051
Marketing Funds fees	83,861	90,319	82,391
Other	635	1,407	2,135
Total revenue	$325,671	$353,386	$329,701

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Adjusted EBITDA: Real Estate	$104,305	$128,301	$125,153
Adjusted EBITDA: Mortgage	(6,920)	(6,368)	(5,321)
Adjusted EBITDA: Other	(1,097)	(301)	(249)
Adjusted EBITDA: Consolidated	96,288	121,632	119,583
Settlement charge (a)	(55,150)	—	—
Loss on contract settlement (b)	—	—	(40,900)
Loss on extinguishment of debt (c)	—	—	(264)
Impairment charge - leased assets (d)	—	(6,248)	—
Impairment charge - goodwill (e)	(18,633)	(7,100)	(5,123)
Loss on lease termination (f)	—	(2,460)	—
Equity-based compensation expense	(19,536)	(22,044)	(34,298)
Acquisition-related expense (g)	(263)	(1,859)	(17,422)
Fair value adjustments to contingent consideration (h)	533	133	(309)
Restructuring charges (i)	(4,210)	(8,690)	—
Gain on reduction in tax receivable agreement liability (j)	25,298	702	(382)
Other	(2,131)	(726)	(586)
Interest income	4,420	1,460	217
Interest expense	(35,741)	(20,903)	(11,344)
Depreciation and amortization	(32,414)	(35,769)	(31,333)
Income (loss) before provision for income taxes	$(41,539)	$18,128	$(22,161)
(a)	Represents the settlement of the industry class-action lawsuits and other legal settlements. See Note 14, Commitments and Contingencies, for additional information.
(b)	Represents the effective settlement of the pre-existing master franchise agreements with INTEGRA that was recognized with the acquisition. See Note 6, Acquisitions and Dispositions, for additional information.
(c)	The loss was recognized in connection with the amended and restated Senior Secured Credit Facility. See Note 10, Debt, for additional information.
(d)	Represents the impairment recognized on portions of the Company’s corporate headquarters office building. See Note 3, Leases for additional information.
(e)	During the fourth quarter of 2023, in connection with our annual goodwill impairment test, we concluded that the carrying value of the Mortgage reporting unit within the Mortgage segment exceeded its fair value, resulting in an impairment charge to the Mortgage reporting unit goodwill. In addition, during the fourth quarter of 2022, in connection with the restructuring of the business and technology offerings, the Company made the decision to wind down the Gadberry Group, resulting in an impairment charge to the Gadberry Group reporting unit goodwill. In addition, during 2021, lower than expected adoption rates of the First technology resulted in downward revisions to long-term forecasts, resulting in an impairment charge to the First reporting unit goodwill. See Note 8, Intangible Assets and Goodwill, for additional information.
(f)	During the second quarter of 2022, a loss was recognized in connection with the termination of the booj office lease. See Note 3, Leases, for additional information.
(g)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(h)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 11, Fair Value Measurements, for additional information.
(i)	During the third quarter of 2023, the Company announced a reduction in force and reorganization intended to streamline the Company’s operations and yield cost savings over the long term and during the third quarter of 2022, the Company incurred expenses related to a restructuring associated with a shift in its technology offerings strategy. See Note 2, Summary of Significant Accounting Policies, for additional information.
(j)	Gain on reduction in tax receivable agreement liability recorded during 2023 is a result of a valuation allowance on deferred tax assets. See Note 4, Non-controlling Interest and Note 12, Income Taxes, for additional information.

The following table presents total assets of the Company’s segments (in thousands):

	As of December 31,
	2023	2022
Real Estate	$473,659	$588,216
Marketing Funds	69,710	64,755
Mortgage	33,722	42,143
Other	59	120
Total assets	$577,150	$695,234

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2023 our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, using the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, an independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. See Part II, Item 8, “Report of Independent Registered Public Accounting Firm.”

C.	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that would intend to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K .

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

The remaining information required by this Item 10 will be included in our definitive proxy statement for our 2024 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2023 with respect to shares of our Class A common stock issuable under our equity compensation plan:

	Equity Compensation Plan Information

				Remaining Available for
				Future Issuance Under
	Number of Securities to		Weighted-Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights (2)	Column (a))
Equity compensation plans approved by security holders	1,292,802	(1)	$ 22.58	2,554,960
Equity compensation plans not approved by security holders	868,012	(3)	—	—
Total	2,160,814	(1)	$ 22.58	2,554,960
(1)	Represents the number of shares issuable upon vesting of unvested restricted stock units (“RSUs”) and upon exercise of vested options. As of December 31, 2023, 981,972 unvested RSUs and 310,830 vested options were outstanding.
(2)	Represents the weighted-average exercise price of outstanding options. The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.
(3)	Represents the number of underlying shares of common stock associated with 580,648 performance-based restricted stock units and 287,364 time-based restricted stock units outstanding pursuant to inducement grants to the newly appointed CEO.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022
●	Consolidated Statements of Income (Loss) for the fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021
●	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021
●	Consolidated Statements of Stockholders’ Equity (deficit) for the fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2023
●	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021
●	Notes to Consolidated Financial Statements
●	Report(s) of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1
3.3	Amendment No. 1 to Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	5/31/2023	3.1
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-36101	2/21/2020	4.2
10.1	2013 Omnibus Incentive Plan and related documents.†	S-8	333-191519	10/1/2013	4.2
10.2	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.3	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.4	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.5	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-K	001-36101	2/21/2020	10.5
10.6	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.7	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.8	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.†	S-1	333-190699	9/27/2013	10.3
10.9	Form of Time-Based Restricted Stock Unit Award.†	10-K	333-190699	2/24/2017	10.11
10.10	Form of Time-Based Restricted Stock Unit Award.†	10-K	001-36101	2/25/2021	10.10
10.11	Form of Time-Based Restricted Stock Unit Award.†	10-Q	001-36101	12/21/2021	10.2
10.12	Form of Performance-Based Restricted Stock Unit Award.†	10-K	001-36101	2/22/2019	10.12
10.13	Form of Performance-Based Restricted Stock Unit Award. †	10-K	001-36101	2/25/2021	10.12
10.14	Form of Restricted Stock Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.15
10.15	Form of Restricted Stock Award (General).†	S-1	333-190699	9/27/2013	10.16
10.16	Form of Stock Option Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.17
10.17	Form of Stock Option Award (General).†	S-1	333-190699	9/27/2013	10.18
10.18	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC.	10-Q	001-36101	8/7/2015	10.3
10.19	Joinder, dated October 4, 2018, among RE/MAX Holdings, Inc., Oberndorf Investments LLC and Parallaxes Capital Opportunities fund I LP.	10-K	001-36101	2/22/2019	10.18
10.20	Joinder, dated December 19, 2018, among RE/MAX Holdings, Inc., Parallaxes Capital Opportunities Fund I LP and Parallaxes Rain Co-Investment, LLC.	10-K	001-36101	2/22/2019	10.19
10.21	Amended and Restated Credit Agreement, dated as of December 15, 2016, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*	8-K	001-36101	12/21/2016	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.22	Consent and Waiver, dated November 14, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	11/15/2017	10.1
10.23	Second Consent and Waiver, dated December 19, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	12/26/2017	10.1
10.24	Second Amended and Restated Credit Agreement, dated as of July 21, 2021, by and among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	7/21/2021	10.1
10.25	Equity Purchase Agreement, dated January 1, 2019, by and between RADF, LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.23
10.26	Asset Purchase Agreement, dated January 1, 2019, by and between RE/MAX Texas Ad Fund, Inc.	10-K	001-36101	2/22/2019	10.24
10.27	Share Purchase Agreement, dated January 1, 2019, by and between RE/MAX of Western Canada (1998), LLC and David Liniger.	10-K	001-36101	2/22/2019	10.25
10.28	Share Purchase Agreement, dated January 1, 2019, by and between Motto Franchising, LLC and David Liniger.	10-K	001-36101	2/22/2019	10.26
10.29	Severance Pay Benefit Plan.	8-K	001-36101	4/11/2019	10.1
10.30	Executive Separation and General Release Agreement.	8-K	001-36101	1/11/2022	10.1
10.31	Interim Executive Agreement.	8-K	001-36101	1/11/2022	10.2

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.32	Form of RE/MAX Holdings, Inc. Reward and Retention Agreement.	8-K	001-36101	1/11/2022	10.3
10.33	First Amendment to Interim Executive Agreement.	8-K	001-36101	11/2/2022	10.1
10.34	Form of Time-Based Restricted Stock Unit Award.†	10-Q	001-36101	5/4/2023	10.1
10.35	Form of Performance-Based Restricted Stock Unit Award.†	10-Q	001-36101	5/4/2023	10.2
10.36	2023 Omnibus Incentive Plan and related documents.†	S-8	333-272219	5/26/2023	4.4
10.37	Change in Control Severance Plan.†	8-K	001-36101	5/31/2023	10.1
10.38	Severance and Retirement Plan.†	8-K	001-36101	5/31/2023	10.2
10.39	RE/MAX Holdings, Inc. Deferred Compensation Plan.†	10-Q	001-36101	8/2/2023	10.3
10.40	Amended and Restated Interim Executive Agreement, dated August 31, 2023.†	8-K	001-36101	9/7/2023	10.1
10.41	Executive Agreement.*†	8-K	001-36101	11/13/2023	10.1
10.42	Form of Award Agreement – Time-Based RSU Awards.†	8-K	001-36101	11/13/2023	10.2
10.43	Form of Award Agreement –Performance-Based RSU Award.†	8-K	001-36101	11/13/2023	10.3
10.44	Form of RE/MAX Holdings, Inc. Retention Agreement.†	8-K	001-36101	11/13/2023	10.4
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Amended and Restated Incentive Compensation Recoupment Policy.					X
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity (deficit) and (vi) related notes.

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

RE/MAX Holdings, Inc.
(Registrant)

Date: February 22, 2024	By:	/s/ Erik Carlson
Erik Carlson
Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2024	By:	/s/ Karri R. Callahan
Karri R. Callahan
Chief Financial Officer
(Principal Financial Officer)

Date: February 22, 2024	By:	/s/ Leah R. Jenkins
Leah R. Jenkins
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Erik Carlson and Karri R. Callahan, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Erik Carlson	Director and Chief Executive Officer	February 22, 2024
Erik Carlson	(Principal Executive Officer)

/s/ Karri R. Callahan	Chief Financial Officer	February 22, 2024
Karri R. Callahan	(Principal Financial Officer)

/s/ Leah R. Jenkins	Chief Accounting Officer	February 22, 2024
Leah R. Jenkins	(Principal Accounting Officer)

/s/ David L. Liniger	Chairman and Co-Founder	February 22, 2024
David L. Liniger

/s/ Kathleen J. Cunningham	Director	February 22, 2024
Kathleen J. Cunningham

/s/ Roger J. Dow	Director	February 22, 2024
Roger J. Dow

/s/ Norman K. Jenkins	Director	February 22, 2024
Norman K. Jenkins

/s/ Stephen P. Joyce	Director	February 22, 2024
Stephen P. Joyce

/s/ Laura G. Kelly	Director	February 22, 2024
Laura G. Kelly

/s/ Annita M. Menogan	Director	February 22, 2024
Annita M. Menogan

/s/ Christine M. Riordan	Director	February 22, 2024
Christine M. Riordan

/s/ Katherine L. Scherping	Director	February 22, 2024
Katherine L. Scherping

/s/ Teresa S. Van De Bogart	Director	February 22, 2024
Teresa S. Van De Bogart