Form 10-Q
period 2024-03-31
RE/MAX Holdings, Inc.
filed 2024-05-02
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024.

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

On April 26, 2024, there were 18,852,858 outstanding shares of the registrant’s Class A common stock, $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$82,077	$82,623
Restricted cash	45,359	43,140
Accounts and notes receivable, current portion, net of allowances	33,182	33,427
Income taxes receivable	2,015	1,706
Other current assets	13,100	15,669
Total current assets	175,733	176,565
Property and equipment, net of accumulated depreciation	8,936	8,633
Operating lease right of use assets	21,710	23,013
Franchise agreements, net	95,841	101,516
Other intangible assets, net	18,126	19,176
Goodwill	239,930	241,164
Other assets, net of current portion	6,446	7,083
Total assets	$566,722	$577,150
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,074	$4,700
Accrued liabilities	104,385	107,434
Income taxes payable	1,286	766
Deferred revenue	23,214	23,077
Current portion of debt	4,600	4,600
Current portion of payable pursuant to tax receivable agreements	285	822
Operating lease liabilities	8,028	7,920
Total current liabilities	144,872	149,319
Debt, net of current portion	439,044	439,980
Deferred tax liabilities	10,499	10,797
Deferred revenue, net of current portion	16,911	17,607
Operating lease liabilities, net of current portion	29,358	31,479
Other liabilities, net of current portion	3,891	4,029
Total liabilities	644,575	653,211
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,852,858 and 18,269,284 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	556,285	550,637
Accumulated deficit	(144,155)	(140,217)
Accumulated other comprehensive income (deficit), net of tax	(105)	638
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	412,027	411,060
Non-controlling interest	(489,880)	(487,121)
Total stockholders' equity (deficit)	(77,853)	(76,061)
Total liabilities and stockholders' equity (deficit)	$566,722	$577,150

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Continuing franchise fees	$31,085	$32,076
Annual dues	8,225	8,618
Broker fees	10,716	10,892
Marketing Funds fees	20,206	21,342
Franchise sales and other revenue	8,055	12,473
Total revenue	78,287	85,401
Operating expenses:
Selling, operating and administrative expenses	45,705	49,115
Marketing Funds expenses	20,206	21,342
Depreciation and amortization	7,852	8,033
Total operating expenses	73,763	78,490
Operating income (loss)	4,524	6,911
Other expenses, net:
Interest expense	(9,256)	(8,245)
Interest income	1,001	1,004
Foreign currency transaction gains (losses)	(372)	43
Total other expenses, net	(8,627)	(7,198)
Income (loss) before provision for income taxes	(4,103)	(287)
Provision for income taxes	(1,504)	(392)
Net income (loss)	$(5,607)	$(679)
Less: net income (loss) attributable to non-controlling interest	(2,254)	(8)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(3,353)	$(671)

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(0.18)	$(0.04)
Diluted	$(0.18)	$(0.04)
Weighted average shares of Class A common stock outstanding
Basic	18,481,848	17,916,841
Diluted	18,481,848	17,916,841
Cash dividends declared per share of Class A common stock	$—	$0.23

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$(5,607)	$(679)
Change in cumulative translation adjustment	(1,248)	99
Comprehensive income (loss)	(6,855)	(580)
Less: Comprehensive income (loss) attributable to non-controlling interest	(2,759)	9
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$(4,096)	$(589)

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity (deficit)
Balances, January 1, 2024	18,269,284	$2	1	$—	$550,637	$(140,217)	$638	$(487,121)	$(76,061)
Net income (loss)	—	—	—	—	—	(3,353)	—	(2,254)	(5,607)
Equity-based compensation expense and dividend equivalents	866,069	—	—	—	8,146	(585)	—	—	7,561
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(743)	(505)	(1,248)
Shares withheld for taxes on share-based compensation	(282,495)	—	—	—	(2,498)	—	—	—	(2,498)
Balances, March 31, 2024	18,852,858	$2	1	$—	$556,285	$(144,155)	$(105)	$(489,880)	$(77,853)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2023	17,874,238	$2	1	$—	$535,566	$(53,999)	$(395)	$(449,472)	$31,702
Net income (loss)	—	—	—	—	—	(671)	—	(8)	(679)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	593,463	—	—	—	6,635	(660)	—	—	5,975
Dividends to Class A common stockholders	—	—	—	—	—	(4,164)	—	—	(4,164)
Repurchase and retirement of common shares	(160,405)				—	(3,408)	—	—	(3,408)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	82	17	99
Shares withheld for taxes on share-based compensation	(185,349)	—	—	—	(3,458)	—	—	—	(3,458)
Other	—	—	—	—	—	(235)	—	—	(235)
Balances, March 31, 2023	18,121,947	$2	1	$—	$538,743	$(63,137)	$(313)	$(452,352)	$22,943

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(5,607)	$(679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,852	8,033
Equity-based compensation expense	5,923	4,451
Bad debt expense	1,314	1,614
Deferred income tax expense (benefit)	(202)	(1,579)
Fair value adjustments to contingent consideration	34	(4)
Loss (gain) on sale or disposition of assets, net	—	178
Non-cash lease benefit	(705)	(766)
Non-cash debt charges	215	212
Other, net	(5)	(116)
Changes in operating assets and liabilities	562	(8,280)
Net cash provided by operating activities	9,381	3,064
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(2,619)	(1,489)
Other	189	195
Net cash used in investing activities	(2,430)	(1,294)
Cash flows from financing activities:
Payments on debt	(1,150)	(1,150)
Distributions paid to non-controlling unitholders	—	(2,889)
Dividends and dividend equivalents paid to Class A common stockholders	(585)	(4,824)
Payments related to tax withholding for share-based compensation	(2,498)	(3,458)
Common shares repurchased	—	(3,408)
Payment of contingent consideration	(120)	(120)
Net cash used in financing activities	(4,353)	(15,849)
Effect of exchange rate changes on cash	(925)	34
Net increase (decrease) in cash, cash equivalents and restricted cash	1,673	(14,045)
Cash, cash equivalents and restricted cash, beginning of period	125,763	138,128
Cash, cash equivalents and restricted cash, end of period	$127,436	$124,083

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries, including RMCO, LLC (“RMCO”), are referred to hereinafter as the “Company.”

The Company is one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). The Company also sells ancillary products and services, including loan processing services, primarily to its Motto network through the wemlo brand. The Company focuses on enabling its networks’ success by providing powerful technology, quality education, and valuable marketing to build the strength of the RE/MAX and Motto brands.

RE/MAX and Motto are 100% franchised—the Company does not own any of the brokerages that operate under these brands.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2023, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2024 and the results of its operations and comprehensive income (loss), cash flows and changes in its stockholders’ equity (deficit) for the three months ended March 31, 2024 and 2023. Interim results may not be indicative of full-year performance.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report on Form 10-K”). Please refer to that document for a fuller discussion of all significant accounting policies.

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

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Other deferred revenue is primarily related to events-related revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2024	New billings	recognized (a)	March 31, 2024
Franchise sales	$24,613	$1,299	$(2,149)	$23,763
Annual dues	13,282	8,911	(8,225)	13,968
Other	2,789	5,402	(5,797)	2,394
	$40,684	$15,612	$(16,171)	$40,125

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $2.1 million and $6.1 million, respectively, for the three months ended March 31, 2024.

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2024	for new activity	recognized	March 31, 2024
Capitalized contract costs for commissions	$4,255	$357	$(651)	$3,961

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Franchise sales	$5,178	$5,940	$4,661	$3,302	$1,877	$742	$2,063	$23,763
Annual dues	13,294	674	—	—	—	—	—	13,968
Total	$18,472	$6,614	$4,661	$3,302	$1,877	$742	$2,063	$37,731

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended
	March 31,
	2024	2023
U.S. Company-Owned Regions	$31,739	$33,861
U.S. Independent Regions	1,468	1,476
Canada Company-Owned Regions	9,903	9,798
Canada Independent Regions	728	724
Global	3,468	3,198
Fee revenue (a)	47,306	49,057
Franchise sales and other revenue (b)	7,142	11,573
Total Real Estate	54,448	60,630
U.S.	15,366	16,305
Canada	4,616	4,763
Global	224	274
Total Marketing Funds	20,206	21,342
Mortgage (c)	3,633	3,188
Other (c)	—	241
Total	$78,287	$85,401
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is derived primarily within the U.S. The decline in other revenue is mostly attributable to a reduction in revenue from the Company’s annual RE/MAX agent convention as a result of lower attendance due the 50th anniversary celebration in the prior year.
(c)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$82,077	$82,623
Restricted cash:
Marketing Funds (a)	17,859	15,640
Settlement Fund (b)	27,500	27,500
Total cash, cash equivalents and restricted cash	$127,436	$125,763

(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.
(b)	Represents the net amounts held in the Settlement Fund as part of the settlement of industry class-action lawsuits. See Note 11, Commitments and Contingencies for additional information.

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs. These services are primarily comprised of (a) building and maintaining the remax.com and remax.ca websites and mobile apps, (b) dedicated employees focused on consumer facing marketing initiatives, and (c) various administrative services including customer support of technology; accounting and legal.

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Technology − operating	$1,050	$1,169
Technology − capital(a)	—	(203)
Marketing staff and administrative services	1,505	1,492
Total	$2,555	$2,458
(a)	During the first quarter of 2023, the Company determined that certain development projects were no longer needed and therefore $0.2 million, reflecting the cost of work in process assets that would no longer be placed in service, was refunded to the Marketing Funds.

Accounts and Notes Receivable

As of March 31, 2024, and December 31, 2023, the Company had allowances against accounts and notes receivable of $11.9 million and $10.9 million, respectively.

Property and Equipment

As of March 31, 2024, and December 31, 2023 the Company had accumulated depreciation of $13.8 million and $13.1 million, respectively.

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

Restructuring and Reduction in Force Charges

During the third quarter of 2023, the Company announced a reduction in force and reorganization (the “Reorganization”) intended to streamline the Company’s operations and yield cost savings over the long term. The Reorganization reduced the Company’s overall workforce by approximately 7% and was substantially complete by September 30, 2023. As a result of the Reorganization, the Company incurred a pre-tax cash charge for one-time termination benefits of severance and related costs of $4.3 million and accelerated equity compensation expense of $0.5 million. See Note 6, Accrued Liabilities for a roll forward of the liability related to the Reorganization as of March 31, 2024.

Severance and Retirement Plan

On May 24, 2023, the Compensation Committee of the Board of Directors approved a Severance and Retirement Plan (the “Plan”). The Plan replaces the Severance Pay Benefit Plan adopted by the Company on December 4, 2018. The Plan provides benefits to eligible employees and executive officers of RE/MAX, LLC and its subsidiaries, in the event of (i) involuntary termination of their employment due to position elimination, reduction in force, or other circumstances that the employer determines should result in payment of benefits, or (ii) voluntary termination of employment due to retirement for employees who meet the retirement eligibility criteria in the Plan, subject in both cases to certain restrictions set forth in the Plan. In the case of involuntary termination, these benefits include salary continuation, a health benefits stipend, outplacement services and a possible pro-rated bonus. In the case of retirement, these benefits include modification of vesting of restricted stock awards (for employees who are eligible for restricted stock awards) and a possible pro-rated bonus. Any associated equity compensation expense will be accelerated through the employee's retirement eligibility date.

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the Canadian entity for RE/MAX INTEGRA (“INTEGRA”). The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” on the Consolidated Statements of Income (Loss) along with the related derivative contracts. During the three months ended March 31, 2024 and 2023, the Company recognized a net realized gain of $1.2 million and a net realized loss of $0.1 million, respectively.

The Company has a short-term $74.0 million Canadian dollar forward contract that matures in the second quarter of 2024 that net settles in U.S. dollars based on the prevailing spot rates at maturity.

Recently Adopted Accounting Pronouncements

None.

New Accounting Pronouncements Not Yet Adopted

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will adopt ASU 2023-07 in the annual financial statements for the twelve months ended December 31, 2024, and for interim periods beginning in 2025. The Company believes the amendments of ASU 2023-07 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	March 31, 2024		December 31, 2023
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.0%	12,559,600	40.7%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,852,858	60.0%	18,269,284	59.3%
Total common units in RMCO	31,412,458	100.0%	30,828,884	100.0%

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

	Three Months Ended March 31,
	2024			2023
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	59.5%	40.5%	100.0%	58.8%	41.2%	100.0%
Income (loss) before provision for income taxes (a)	$(2,446)	$(1,657)	$(4,103)	$(168)	$(119)	$(287)
(Provision) / benefit for income taxes (b)	(907)	(597)	(1,504)	(503)	111	(392)
Net income (loss)	$(3,353)	$(2,254)	$(5,607)	$(671)	$(8)	$(679)
(a)	The WAO percentage of RMCO differs from the percentage allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Dividend distributions (a)	$—	$2,889
Total distributions to non-controlling unitholders	$—	$2,889
(a)	In the fourth quarter of 2023, the Company announced that its Board of Directors suspended the Company’s quarterly dividend.

4. Earnings (Loss) Per Share, Dividends and Repurchases

Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended
	March 31,
	2024	2023
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(3,353)	$(671)
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,481,848	17,916,841
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,481,848	17,916,841
Add dilutive effect of the following:
Restricted stock (a)	—	—
Weighted average shares of Class A common stock outstanding, diluted	18,481,848	17,916,841
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(0.18)	$(0.04)
Diluted	$(0.18)	$(0.04)

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

In the fourth quarter of 2023, the Company’s Board of Directors suspended the Company’s quarterly dividend and therefore no dividends were paid during the first quarter of 2024. In light of the pending litigation settlement and ongoing challenging housing and mortgage market conditions, the Company’s Board of Directors believes this action to preserve the Company’s capital is prudent.

Share Repurchases and Retirement

In January 2022, the Company’s Board of Directors authorized a common stock repurchase program of up to $100 million. During the three months ended March 31, 2023, 160,405 shares of the Company’s Class A common stock were repurchased and retired for $3.4 million excluding commissions, at a weighted average cost of $21.24. During the three months ended March 31, 2024, the Company did not repurchase any shares. As of March 31, 2024, $62.5 million remained available under the share repurchase program.

5. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of March 31, 2024			As of December 31, 2023
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.1	$224,566	$(128,725)	$95,841	$225,716	$(124,200)	$101,516
Other intangible assets:
Software (a)	4.1	$54,498	$(41,000)	$13,498	$52,918	$(39,192)	$13,726
Trademarks	9.1	973	(681)	292	971	(649)	322
Non-compete agreements	5.0	12,948	(8,786)	4,162	13,051	(8,156)	4,895
Training materials	—	2,400	(2,400)	—	2,400	(2,400)	—
Other	7.0	870	(696)	174	870	(637)	233
Total other intangible assets	4.5	$71,689	$(53,563)	$18,126	$70,210	$(51,034)	$19,176

(a)	As of March 31, 2024 and December 31, 2023, capitalized software development costs of $2.1 million and $1.0 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $7.2 million and $7.4 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2024	$19,512
2025	23,119
2026	16,091
2027	9,118
2028	8,274
Thereafter	37,853
$113,967

The following table presents changes to goodwill by reportable segment (in thousands):

Real Estate
Balance, January 1, 2024	$241,164
Effect of changes in foreign currency exchange rates	(1,234)
Balance, March 31, 2024	$239,930

As of March 31, 2024, there were no events or circumstances that would indicate impairment may have occurred at either reporting unit level.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Marketing Funds (a)	$30,451	$28,753
Accrued payroll and related employee costs	7,917	14,231
Accrued taxes	2,040	2,567
Accrued professional fees	1,165	937
Settlement payable (b)	55,000	55,700
Other	7,812	5,246
	$104,385	$107,434

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes pursuant to the terms of the applicable franchise agreements. See Note 2, Summary of Significant Accounting Policies for additional information.
(b)	Represents the net settlement payable as part of the settlement of industry class-action lawsuits. See Note 11, Commitments and Contingencies for additional information.

The following table presents a roll forward of the severance and related costs liability as related to the Reorganization and the strategic shift and restructure of the Company’s business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance, January 1, 2024	$2,622
Severance and other related expenses	(27)
Cash payments	(1,239)
Balance, March 31, 2024 (a)	$1,356

(a)	The remaining liability balance is related to the strategic shift and restructure of the Company’s business that occurred in the third quarter of 2023.

7. Debt

Debt, net of current portion, consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Senior Secured Credit Facility	$447,350	$448,500
Less unamortized debt issuance costs	(2,738)	(2,896)
Less unamortized debt discount costs	(968)	(1,024)
Less current portion	(4,600)	(4,600)
	$439,044	$439,980

As of March 31, 2024, maturities of debt are as follows (in thousands):

Remainder of 2024	$3,450
2025	4,600
2026	4,600
2027	4,600
2028	430,100
$447,350

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

The Senior Secured Credit Facility requires the Company to repay term loans at approximately $1.2 million per quarter. The Company is also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF”) as defined in the Senior Secured Credit Facility, at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR”) as defined in the Senior Secured Credit Facility, is in excess of 4.25:1. The Company’s TLR is calculated based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA, both defined in the Senior Secured Credit Facility. As of March 31, 2024, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $42.8 million on a trailing twelve-month basis. If the Company’s TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the Company’s TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. The Company evaluated if an ECF payment was required as of December 31, 2023, pursuant to the terms of the Senior Secured Credit Facility and determined no ECF payment was required.

In addition, if any amounts are drawn under the revolving line of credit under the Senior Secured Credit Facility, the terms of the Company’s Senior Secured Credit Facility require the Company’s TLR to not exceed 4.50:1 at the last day of any period of four consecutive fiscal quarters. If the Company’s TLR exceeds 4.50:1, access to borrowings under the revolving line of credit is restricted. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of the Company’s TLR. As of the date of this report, no amounts were drawn on the revolving line of credit.

The Company is also limited in the amount of restricted payments it can make, as defined in the Senior Secured Credit Facility, as it provides for customary restrictions on, among other things, additional indebtedness, restricted payments, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. The restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, the Company can make unlimited restricted payments, if the Company’s TLR is below 3.50:1 (both before and after giving effect to such payments). If the Company’s TLR exceeds 3.50:1, the Company will be limited in the amount of restricted payments – primarily dividends and share repurchases – it can make up to the greater of $50 million or 50% of consolidated EBITDA on a trailing twelve-month basis (unless the Company can rely on other restricted payment baskets available under the Senior Secured Credit Facility).

As of March 31, 2024, the Company’s TLR of 8.51:1, exceeded 4.50:1, primarily due to the settlement of industry class-action lawsuits (for additional information see Note 11, Commitments and Contingencies). As a result, as long as the Company’s TLR remains above 3.50:1, the Company will be limited in the amount of restricted payments it can make and as long as the Company’s TLR remains above 4.50:1, access to borrowings under the revolving line of credit will be restricted.

With certain exceptions, any default under any of the Company’s other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Prior to July 2023, borrowings under the term loans and revolving loans accrued interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”) on or before June 2023 (the LIBOR Rate cessation date) and the Company transitioned from LIBOR to Adjusted Term SOFR on July 31, 2023. Borrowings under the term loans and revolving loans accrue interest based on Adjusted Term SOFR, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%. As of March 31, 2024, the interest rate on the term loan facility was 7.9%.

8. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the 2023 Annual Report on Form 10-K.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of March 31, 2024				As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$2,200	$—	$—	$2,200	$2,170	$—	$—	$2,170
Gadberry Group contingent consideration	474	—	—	474	590	—	—	590
Contingent consideration (a)	$2,674	$—	$—	$2,674	$2,760	$—	$—	$2,760
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 40-90 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales and a 1% change to the discount rate applied to the forecast would not change the liability materially. As of March 31, 2024, contingent consideration also includes an amount recognized in connection with the acquisition of the Gadberry Group. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2024	$2,760
Fair value adjustments	34
Cash payments	(120)
Balance at March 31, 2024	$2,674

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$443,644	$417,154	$444,580	$421,590

9. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate and discrete items recorded during the three months ended March 31, 2024.

Valuation Allowance

In the tax year ending December 31, 2023, the Company evaluated the need for a valuation allowance against its deferred tax assets and determined that in accordance with ASC 740 Income Taxes (“ASC 740”), the objective negative evidence of a three-year cumulative pre-tax net loss, primarily due to the settlement of industry class-action lawsuits, prevented the use of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its net deferred tax assets. As a result, a full valuation allowance was established against the Company’s deferred tax assets. As of the first quarter of 2024, the Company expects to remain in a three-year cumulative loss and has recorded a $0.2 million valuation allowance against its U.S. net deferred tax assets.

Tax Receivable Agreements (“TRAs”)

As of March 31, 2024, the Company’s total liability under the TRAs for the tax year ending December 31, 2023 is $0.3 million. This liability is expected to be settled in the fourth quarter of 2024.

Uncertain Tax Positions

As of March 31, 2024, there have been no material changes to the Company’s uncertain tax positions since December 31, 2023 and a portion of the Company’s uncertain tax positions have a reasonable possibility of being settled within the next 12 months.

10. Equity-Based Compensation

Equity-based compensation expense under the Holdings 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) as well as the new Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan” and, together with the 2013 Incentive Plan, the “Incentive Plans”), is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Expense from time-based awards (a)	$3,661	$2,504
Expense from performance-based awards (a)(b)	881	717
Expense from bonus to be settled in shares (c)	1,381	1,230
Equity-based compensation expense	$5,923	$4,451
(a)	Includes $0.2 million of expense recognized for time-based awards and $0.3 million of expense recognized for performance-based awards for inducement awards granted to the Company's CEO, Erik Carlson, in the fourth quarter of 2023. These equity awards were made pursuant to the inducement award exception under the New York Stock Exchange Rule 303A.08 and were not granted from the 2023 Incentive Plan. All of the restricted stock units remain outstanding as of March 31, 2024.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions.
(c)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2024	1,066,594	$18.70
Granted	1,197,039	$8.67
Shares vested (including tax withholding) (a)	(375,288)	$22.59
Forfeited	(24,591)	$20.88
Balance, March 31, 2024	1,863,754	$11.45

(a)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of March 31, 2024, there was $15.8 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.1 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2024	783,231	$7.86
Granted (a)	423,449	$13.62
Forfeited	(54,285)	$21.79
Balance, March 31, 2024	1,152,395	$9.32

(a)	Represents the total participant target award.

As of March 31, 2024, there was $5.1 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.

11. Commitments and Contingencies

A number of putative class action complaints were filed against the National Association of Realtors (“NAR”), Anywhere Real Estate, Inc. (formerly Realogy Holdings Corp.), HomeServices of America, Inc. (“HSA”), RE/MAX, LLC and Keller Williams Realty, Inc (“Keller Williams”). The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the United States District Court for the Northern District of Illinois (the “Moehrl Action”). Similar actions have been filed in various federal courts. The complaints make substantially similar allegations and seek substantially similar relief. For convenience, all of these lawsuits are collectively referred to as the “Moehrl-related antitrust litigations.” In the Moehrl Action, the plaintiffs allege that a NAR rule that requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, results in increased costs to sellers and is in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule in violation of federal antitrust law. Amended complaints added allegations regarding buyer steering and non-disclosure of buyer-broker compensation to the buyer. While similar to the Moehrl Action, the Moehrl-related antitrust litigations also allege state antitrust violations and claims against a multiple listing service (“MLS”) defendant rather than NAR.

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

In one of the Moehrl-related antitrust litigations, filed by plaintiffs Scott and Rhonda Burnett and others in the Western District of Missouri (the “Burnett Action”), the court on April 22, 2022 granted plaintiffs’ motion for class certification and a trial was set for October 2023. On September 15, 2023, RE/MAX, LLC entered into a Settlement Term Sheet (the “Settlement”) with plaintiffs in the Burnett Action and Moehrl Action. The proposed Settlement would resolve all claims set forth in the Burnett Action and Moehrl Action, as well as all similar claims on a nationwide basis against RE/MAX, LLC (collectively, the “Nationwide Claims”) and would release RE/MAX, LLC and the Company, their subsidiaries and affiliates, and RE/MAX sub-franchisors, franchisees and their sales associates in the United States from the Nationwide Claims. By the terms of the Settlement, RE/MAX, LLC agreed to make certain changes to its business practices and to pay a total settlement amount of $55.0 million (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The Settlement Amount is expected to be deposited into the Settlement Fund in three installments per the Settlement Agreement (as defined below), of which 25% of the Settlement Amount (or $13.8 million) was deposited during the third quarter of 2023 and 25% of the Settlement Amount (or $13.8 million) was deposited during the fourth quarter of 2023. The final 50% is to be deposited within ten business days of final court approval of the Settlement Agreement. The Company has used – and intends to use – available cash to pay the Settlement Amount. In 2023, the Company recorded the Settlement Amount to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Consolidated

Condensed Balance Sheets. In addition, the first and second installments the Company paid into the Settlement Fund is included in “Restricted cash” within the Consolidated Condensed Balance Sheets.

The Settlement Agreement remains subject to final court approval and will become effective following any appeals process, if applicable. The Settlement Agreement and any actions taken to carry out the Settlement Agreement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of any party. RE/MAX, LLC continues to deny the material allegations of the complaints in the Burnett Action, the Moehrl Action, the Moehrl-related antitrust litigations, and the Copycat Cases (as defined below). RE/MAX, LLC entered into the Settlement after considering the risks and costs of continuing the litigation. On September 19, 2023, the Burnett court stayed deadlines as to RE/MAX, LLC. On October 5, 2023, RE/MAX, LLC entered into a definitive settlement agreement (the “Settlement Agreement”) containing substantially the same material terms and conditions as provided in the Settlement. On November 20, 2023, the court granted preliminary approval of the Settlement Agreement. The court set May 9, 2024 for the final approval hearing.

On October 31, 2023, after a two-week trial, the jury in the Burnett Action found an unlawful conspiracy existed and awarded approximately $1.8 billion against the three remaining defendants NAR, Keller Williams and HSA. The Company expects the award to be trebled. Due to the Settlement Agreement, the Company did not present a defense or participate in the trial. Following the trial, on February 1, 2024, Keller Williams entered into a settlement agreement with plaintiffs agreeing to make certain changes to its business practices and to pay a total settlement amount of $70.0 million. On March 15, 2024, NAR and plaintiffs reached a settlement agreement. As part of that settlement, NAR agreed to pay $418 million and make certain changes to its business practices, including prohibiting offers of compensation to buyer brokers on the MLS and requiring buyer agreements for MLS participants working with a buyer. The court granted preliminary approval of the NAR settlement on April 23, 2024. On April 25, 2024, HSA entered into a settlement agreement with the plaintiffs in which they agreed to certain changes to its business practices and to pay $250.0 million.

In one of the other Moehrl-related antitrust litigations, filed by Jennifer Nosalek and others in the District of Massachusetts (the “Nosalek Action”), on June 30, 2023, plaintiffs filed a motion requesting preliminary approval of a settlement with MLS Property Information Network, Inc. (“MLS PIN”). The parties subsequently amended the settlement agreement on September 5, 2023, and January 5, 2024. If approved by the court, the settlement agreement requires MLS PIN to pay $3.0 million, to eliminate the requirement that a seller must offer compensation to a buyer-broker and to amend various rules pertaining to seller notices and negotiation of buyer-broker compensation. On February 15, 2024, the U.S. Department of Justice filed a statement of interest requesting that the court deny preliminary approval of the second amended settlement agreement and recommending that the settling parties propose an injunction that prohibits offers of buyer-broker compensation by MLS PIN participants. No other defendants are part of the MLS PIN settlement. The terms of the Company’s Settlement Agreement extended to plaintiffs in the Nosalek Action. On October 24, 2023, plaintiffs filed a joint notice of pending settlement and a motion to stay the Nosalek case as to RE/MAX, LLC and RE/MAX Integrated Regions, LLC for 30 days, which was granted on October 30, 2023. Plaintiffs subsequently filed a joint motion to continue the stay through final approval of the Settlement Agreement hearing scheduled in the Burnett Action for May 9, 2024.

On April 9, 2021, a putative class action claim (the “Sunderland Action”) was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021, Century 21 Canada Limited Partnership, Royal Lepage Real Estate Services Ltd., and many other real estate companies (collectively, the “Defendants”), by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants conspired, agreed or arranged with each other and acted in furtherance of their conspiracy to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”) in violation of the Canadian Competition Act. On February 24, 2022, Plaintiff filed a Fresh as Amended Statement of Claim. With respect to RE/MAX OA, the amended claim alleges franchisor defendants aided and abetted their respective franchisee brokerages and their salespeople in violation of Section 45(1) of the Canadian Competition Act. Among other requested relief, the Plaintiff seeks damages against the defendants and injunctive relief. On September 25, 2023, the Court dismissed the claims against RE/MAX OA, and on October 25, 2023, the Plaintiff appealed the decision and RE/MAX OA has cross appealed. A copycat lawsuit to the Sunderland Action was filed by plaintiff Kevin McFall (the “McFall Action”) on January 18, 2024. The complaint makes substantially similar allegations and seeks substantially similar relief as the Sunderland Action, but alleges a national class. The McFall Action names over 70 defendants, including RE/MAX, LLC. The McFall Action and the Sunderland Action are collectively referred to as the “Canadian antitrust litigations.”

On January 25, 2021, a similar action to the Moehrl-related antitrust litigations was filed in the Northern District of Illinois (the “Batton Action) alleging violations of federal antitrust law and unjust enrichment. The complaint makes substantially similar allegations and seeks similar relief as the Moehrl-related antitrust litigations but alleges harm to homebuyers rather than sellers. The Company’s motion to dismiss was granted on May 2, 2022, and the plaintiffs filed an amended complaint adding state antitrust and consumer protection claims. On February 20, 2024, the court dismissed plaintiffs’ claim seeking injunctive relief for violations of the Sherman Act and dismissed certain state law claims in Tennessee and Kansas. The court denied the remainder of the Company’s motion to dismiss. On April 15, 2024, the Company filed its answer and motion to dismiss.

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

Mark Sunderland v. Toronto Regional Real Estate Board (TRREB), The Canadian Real Estate Association (CREA), RE/MAX Ontario-Atlantic Canada Inc. o/a RE/MAX INTEGRA, Century 21 Canada Limited Partnership, Residential Income Fund, L.P., Royal Lepage Real Estate Services Ltd., Homelife Realty Services Inc., Right At Home Realty Inc., Forest Hill Real Estate Inc., Harvey Kalles Real Estate Ltd., Max Wright Real Estate Corporation, Chestnut Park Real Estate Limited, Sutton Group Realty Services Ltd. and IPRO Realty Ltd., filed on April 9, 2021 in the Federal Court of Canada.

Kevin McFall v. Canadian Real Estate Association, et. al., filed on January 18, 2024 in the Federal Court of Canada.

Copycat lawsuits to the Moehrl-related antitrust litigations were filed by plaintiff Monty March in the Southern District of New York (the “March Action”), plaintiff Christina Grace in the Northern District of California (the “Grace Action”), plaintiff Willsim Latham, LLC in the Eastern District of California (the “Willsim Action”), and plaintiff Dalton Jensen in the District of Utah (the “Jensen Action”) (together, the “Copycat Cases”). The Company intends to vigorously defend against all claims, including seeking to stay the lawsuits in light of the Settlement Agreement. On December 27, 2023, a motion was filed by plaintiffs in another copycat lawsuit that did not name the Company, seeking to consolidate the copycat lawsuits in a multidistrict litigation, including the Grace Action, the March Action, and the Willsim Action, and many lawsuits that did not name the Company, in the Western District of Missouri for purposes of pretrial activities (the “MDL motion”). The MDL motion was denied based on the procedural posture of the litigation and the NAR settlement, without reaching the issue of whether centralization would be appropriate. The Copycat Cases that name the Company consist of:

Monty March v. Real Estate Board of New York; Real Estate Board Of New York Listing Service; Brown Harris Stevens, LLC; Christie’s International Real Estate LLC; Coldwell Banker LLC; Compass, Inc.; Core Marketing Services LLC; The Corcoran Group, Inc.; Douglas Elliman, Inc.; Elegran Real Estate, D/B/A Elegran LLC; Engel & Volkers LLC; Fox Residential Group LLC; Halstead Real Estate LLC; Homesnap Inc.; Keller Williams Nyc, LLC; Leslie J. Garfield & Co., Inc.; Level Group Inc.; M.N.S. Real Estate Nyc, LLC; Modern Spaces LLC; The Agency LLC; The Modlin Group LLC; Nest Seekers International LLC; Oxford Property Group LLC; R New York LLC; RE/MAX, LLC; Serhant LLC; Sloane Square LLC; and Sotheby’s International Realty Affiliates LLC, filed on November 13, 2023 in the U.S. District Court for the Southern District of New York.

Christina Grace v. National Association of Realtors, RE/MAX Holdings, Inc., Anywhere Real Estate Inc., Keller Williams Realty, Inc., Compass, Inc., eXp World Holdings, Inc., Bay Area Real Estate Information Services, Inc., Marin Association of Realtors, North Bay Association of Realtors, Northern Solano County Association of Realtors, Inc., and Solano Association of Realtors, Inc., filed on December 8, 2023 in the U.S. District Court for the Northern District of California.

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

12. Segment Information

The Company operates under the following four operating segments: Real Estate, Mortgage, Marketing Funds and Other. Mortgage does not meet the quantitative significance test; however, management has chosen to report results for the segment as it believes it will be a key driver of future success for Holdings. Management evaluates the operating results of its segments based upon revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in the Company’s 2023 Annual Report on Form 10-K.

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Continuing franchise fees	$28,365	$29,547
Annual dues	8,225	8,618
Broker fees	10,716	10,892
Franchise sales and other revenue	7,142	11,573
Total Real Estate	54,448	60,630
Continuing franchise fees	2,720	2,529
Franchise sales and other revenue	913	659
Total Mortgage	3,633	3,188
Marketing Funds fees	20,206	21,342
Other	—	241
Total revenue	$78,287	$85,401

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Adjusted EBITDA: Real Estate	$20,203	$22,692
Adjusted EBITDA: Mortgage	(1,161)	(2,597)
Adjusted EBITDA: Other	(49)	(175)
Adjusted EBITDA: Consolidated	18,993	19,920
Equity-based compensation expense	(5,923)	(4,451)
Acquisition-related expense (a)	—	(37)
Fair value adjustments to contingent consideration (b)	(34)	4
Restructuring charges (c)	32	(39)
Other (d)	(1,064)	(410)
Interest income	1,001	1,004
Interest expense	(9,256)	(8,245)
Depreciation and amortization	(7,852)	(8,033)
Income (loss) before provision for income taxes	$(4,103)	$(287)
(a)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the acquisition activities and integration of acquired companies.
(b)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(c)	During the third quarter of 2023, the Company announced a reduction in force and reorganization intended to streamline the Company’s operations and yield cost savings over the long term. See Note 2, Summary of Significant Accounting Policies for additional information.
(d)	Other is primarily made up of employee retention related expenses from the Company's CEO transition.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements (“financial statements”) and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes included in our most recent Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report on Form 10-K”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; Motto open offices; our business model; cost structure; balance sheet; revenue; operating expenses; financial outlook; return of capital, including dividends and our share repurchase program; non-GAAP financial measures; assets and liabilities held for sale; uncertain tax positions; housing and mortgage market conditions and trends; economic and demographic trends; competition; the anticipated benefits of our strategic initiatives; our anticipated sources and uses of liquidity including for potential acquisitions; capital expenditures; future litigation expenses, including antitrust litigations; our credit agreement including total leverage ratio and any future excess cash flow payments; our strategic and operating plans and business models including our efforts to accelerate the growth of our businesses; the long-term benefits of our strategic growth opportunities including mitigation of economic downturns; and strategic investments in the Mortgage business.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily accurately indicate the times at which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2023 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not intend, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The results of operations discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are those of RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries, including RMCO, LLC and its consolidated subsidiaries (“RMCO”), collectively, the “Company,” “we,” “our” or “us.”

Business Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages in the U.S. under the Motto Mortgage brand (“Motto”). We also sell ancillary products and services to our franchise networks, including loan processing services, primarily to our Motto network through our wemlo brand. RE/MAX and Motto are 100% franchised—we do not own any of the brokerages that operate under these brands. We focus on enabling our networks’ success by providing powerful technology, quality education, and valuable marketing to build the strength of the RE/MAX and Motto brands. We support our franchisees in growing their brokerages, although they fund the associated cost of development. As a result, we maintain a relatively low fixed-cost structure which, combined with our primarily recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Financial and Operational Highlights – Three Months Ended March 31, 2024

(Compared to the three months ended March 31, 2023, unless otherwise noted)

●	Total revenue of $78.3 million, a decrease of 8.3% from the prior year.
●	Revenue excluding the Marketing Funds (a) decreased 9.3% to $58.1 million, driven by negative organic revenue growth(b) of 9.3%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of ($3.4) million, compared to ($0.7) million in the prior year.

●	Adjusted EBITDA(c) of $19.0 million and Adjusted EBITDA margin(c) of 24.3% compared to Adjusted EBITDA of $19.9 million and Adjusted EBITDA margin of 23.3% in the prior year.
●	Total agent count decreased 0.2% to 143,287 agents.
●	U.S. and Canada combined agent count decreased 4.3% to 78,955 agents.
●	Total open Motto Mortgage offices increased 4.7% to 243 offices.

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
(c)
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures of financial performance that differ from U.S. GAAP. See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

While effective cost management led to solid first-quarter margin performance, current market conditions caused in large part by higher interest rates continue to provide a challenging business environment, which has resulted in declines in U.S. agent count and Total revenue. We extended a modified pilot program designed to attract and grow teams of real estate agents to the majority of the United States as of April 1, 2024. The expanded program offers an alternative fee structure for eligible teams that is designed to support and encourage growth of medium to large-sized teams. To activate the program's financial incentives, a brokerage in an eligible state must add any combination of six new team leaders/members. All new agents must be from outside the network and be on an active team; individual agents don't count. The financial incentives are only available to teams that have at least six members (a team leader plus at least five team members or licensed assistants) who market together and operate from the same office at qualifying brokerages.

The real estate industry faces uncertainty as a result of industry litigation, including the National Association of Realtors (“NAR”) recent settlement of class action cases that include changes in business practices (the settlement remains subject to final court approval). Among the business practice changes that NAR agreed to are removing offers of buyer agent compensation from being displayed on MLS listings and requiring buyer broker agreements. Shortly after the NAR settlement was announced, we initiated outreach to our RE/MAX affiliates focused on education and resources about the anticipated changes in business practices. We have developed materials and resources to help our affiliates navigate the post-settlement landscape. There are also other potential legal and regulatory proceedings related to NAR and MLS listing practices that create further uncertainty for RE/MAX and the real estate industry.

As previously disclosed, RE/MAX, LLC entered into a Settlement Term Sheet (the “Settlement”) with plaintiffs in the industry litigation on September 15, 2023. Pursuant to the terms of the Settlement, RE/MAX, LLC agreed to make certain changes to its business practices and to pay a total settlement amount of $55.0 million (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The first two installments were paid into the Settlement Fund in the second half of 2023, totaling $27.5 million, and are included in “Restricted cash” within the Consolidated Condensed Balance Sheets. The hearing on final approval of RE/MAX, LLC’s settlement agreement is scheduled for May 9, 2024. Should the court grant final approval of the settlement agreement, the final installment of $27.5 million is required to be deposited into the Settlement Fund within ten business days, and we expect to fund the final installment with existing cash balances. As a result, we are focused in the near term on rebuilding our cash reserves.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of March 31,		2024 vs. 2023
	2024	2023	#	%
Agent Count:
U.S.
Company-Owned Regions	47,302	50,340	(3,038)	(6.0)%
Independent Regions	6,617	7,110	(493)	(6.9)%
U.S. Total	53,919	57,450	(3,531)	(6.1)%
Canada
Company-Owned Regions	20,151	20,172	(21)	(0.1)%
Independent Regions	4,885	4,899	(14)	(0.3)%
Canada Total	25,036	25,071	(35)	(0.1)%
U.S. and Canada Total	78,955	82,521	(3,566)	(4.3)%
Outside U.S. and Canada
Independent Regions	64,332	61,002	3,330	5.5%
Outside U.S. and Canada Total	64,332	61,002	3,330	5.5%
Total	143,287	143,523	(236)	(0.2)%

RE/MAX open offices:
U.S.	3,293	3,423	(130)	(3.8)%
Canada	942	970	(28)	(2.9)%
U.S. and Canada Total	4,235	4,393	(158)	(3.6)%
Outside U.S. and Canada	4,644	4,787	(143)	(3.0)%
Total	8,879	9,180	(301)	(3.3)%

Motto open offices (1):	243	232	11	4.7%

	Three Months Ended
	March 31,		2024 vs. 2023
	2024	2023	#	%
RE/MAX franchise sales:
U.S.	25	56	(31)	(55.4)%
Canada	8	11	(3)	(27.3)%
U.S. and Canada Total	33	67	(34)	(50.7)%
Outside U.S. and Canada	112	139	(27)	(19.4)%
Total	145	206	(61)	(29.6)%

Motto franchise sales (1):	4	10	(6)	(60.0)%
(1)	As of March 31, 2024 and 2023, there were 65 and 56 offices, respectively, that we are offering short-term financial relief and are temporarily either not being billed and/or having associated revenue recognized.

	Three Months Ended
	March 31,
	2024	2023
Total revenue	$78,287	$85,401
Total selling, operating and administrative expenses	$45,705	$49,115
Operating income (loss)	$4,524	$6,911
Net income (loss)	$(5,607)	$(679)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(3,353)	$(671)
Adjusted EBITDA (1)	$18,993	$19,920
Adjusted EBITDA margin (1)	24.3%	23.3%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable

U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2024	2023	$	%
Revenue:
Continuing franchise fees	$31,085	$32,076	$(991)	(3.1)%
Annual dues	8,225	8,618	(393)	(4.6)%
Broker fees	10,716	10,892	(176)	(1.6)%
Marketing Funds fees	20,206	21,342	(1,136)	(5.3)%
Franchise sales and other revenue	8,055	12,473	(4,418)	(35.4)%
Total revenue	$78,287	$85,401	$(7,114)	(8.3)%

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2024	2023	$	%
Revenue excluding the Marketing Funds:
Total revenue	$78,287	$85,401	$(7,114)	(8.3)%
Less: Marketing Funds fees	20,206	21,342	(1,136)	(5.3)%
Revenue excluding the Marketing Funds	$58,081	$64,059	$(5,978)	(9.3)%

RE/MAX Holdings generated revenue of $78.3 million in the first quarter of 2024, a decrease of $7.1 million, or 8.3%, compared to $85.4 million in the same period in 2023. Revenue excluding the Marketing Funds was $58.1 million in the first quarter of 2024, a decrease of $6.0 million, or 9.3%, compared to $64.1 million in the same period in 2023. This decrease was attributable to negative organic revenue growth of 9.3%. Negative organic revenue growth was driven by a reduction in revenue from our annual RE/MAX agent convention, due to the 50th anniversary celebration in the prior year, and a decrease in U.S. agent count, partially offset by higher Mortgage segment revenue.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a reduction in U.S. agent count, partially offset by higher Mortgage segment revenue.

Broker Fees

Revenue from Broker fees decreased primarily due to a reduction in U.S. agent count, partially offset by an increase in average home sales price.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a reduction in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to a reduction in revenue of approximately $3.3 million from our annual RE/MAX agent convention as a result of lower attendance due to the 50th anniversary celebration in the prior year.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2024	2023	$	%
Operating expenses:
Selling, operating and administrative expenses	$45,705	$49,115	$3,410	6.9%
Marketing Funds expenses	20,206	21,342	1,136	5.3%
Depreciation and amortization	7,852	8,033	181	2.3%
Total operating expenses	$73,763	$78,490	$4,727	6.0%
Percent of revenue	94.2%	91.9%

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

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2024	2023	$	%
Selling, operating and administrative expenses:
Personnel	$25,832	$25,019	$(813)	(3.2)%
Professional fees	2,927	3,380	453	13.4%
Lease costs	1,898	1,974	76	3.9%
Other	15,048	18,742	3,694	19.7%
Total selling, operating and administrative expenses	$45,705	$49,115	$3,410	6.9%
Percent of revenue	58.4%	57.5%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel costs increased primarily due to an increase in equity compensation expense and an increase due to employee retention related expense, partially offset by lower compensation expense due to a reduction in average headcount.
●	Professional fees decreased primarily due to lower legal expenses. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q.
●	Other selling, operating and administrative expenses decreased due to a reduction in expenses from our annual RE/MAX agent convention as a result of lower attendance due the 50th anniversary celebration in the prior year.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2024	2023	$	%
Other expenses, net:
Interest expense	$(9,256)	$(8,245)	$(1,011)	(12.3)%
Interest income	1,001	1,004	(3)	n/m
Foreign currency transaction gains (losses)	(372)	43	(415)	n/m
Total other expenses, net	$(8,627)	$(7,198)	$(1,429)	(19.9)%
Percent of revenue	11.0%	8.4%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of rising interest rates. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

The comparison of the effective income tax rates (“EITR”) for the three months ended March 31, 2024 and 2023 is not meaningful. For the three months ended March 31, 2024 the EITR was mainly impacted by a valuation allowance against first quarter domestic losses, foreign withholding and income tax expense. For the three months ended March 31, 2023, the EITR included tax effects of discrete items that are significant as a percentage of loss before provision for income taxes, including the impact from vesting of equity based compensation where tax deductible expense was less than GAAP expense.

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

Adjusted EBITDA was $19.0 million for the three months ended March 31, 2024, a decrease of $0.9 million from the comparable prior year period. Adjusted EBITDA decreased due to lower revenue resulting primarily from a decrease in U.S. agent count and the net impact of our annual RE/MAX agent convention, as a result of lower attendance due to the 50th anniversary celebration in the prior year, partially offset by lower compensation expense and lower legal fees.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	these measures do not reflect the cash requirements for the settlement of industry class-action lawsuits and other legal settlements;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$(5,607)	$(679)
Depreciation and amortization	7,852	8,033
Interest expense	9,256	8,245
Interest income	(1,001)	(1,004)
Provision for income taxes	1,504	392
EBITDA	12,004	14,987
Equity-based compensation expense	5,923	4,451
Acquisition-related expense (1)	—	37
Fair value adjustments to contingent consideration (2)	34	(4)
Restructuring charges (3)	(32)	39
Other (4)	1,064	410
Adjusted EBITDA	$18,993	$19,920

(1)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(2)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(3)	During the third quarter of 2023, we announced a reduction in force and reorganization intended to streamline our operations and yield cost savings over the long term. See Note 2, Summary of Significant Accounting Policies for additional information.
(4)	Other is primarily made up of employee retention related expenses from our CEO transition.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is primarily affected by the growth of our agent and franchise base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by several factors including agents in the RE/MAX network, particularly in Company-Owned Regions. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	net investments in our Mortgage segment;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments, including any early principal payments, and related interest payments on our Senior Secured Credit Facility;
(vi)	dividend payments to stockholders of our Class A common stock;
(vii)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(viii)	corporate tax payments paid by the Company;
(ix)	payments to the TRA parties pursuant to the TRAs;
(x)	the settlement of industry class-action lawsuits and other legal settlements; and
(xi)	share repurchases.

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

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”). On July 21, 2021, we amended and restated our Senior Secured Credit Facility to fund the acquisition of RE/MAX INTEGRA (“INTEGRA”) and refinance our existing facility. The revised facility provides for a seven-year $460.0 million term loan facility and a five-year $50.0 million revolving loan facility. The Senior Secured Credit Facility also provides for incremental facilities under which RE/MAX, LLC may request to add one or more tranches of term facilities or increase any then existing credit facility in the aggregate principal amount of up to $100 million (or a higher amount subject to the terms and conditions of the Senior Secured Credit Facility), subject to lender participation.

The Senior Secured Credit Facility is guaranteed by RMCO and is secured by a lien on substantially all of the assets of RE/MAX, LLC and other operating companies.

The Senior Secured Credit Facility requires us to repay term loans at approximately $1.2 million per quarter. We are also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF”) as defined in the Senior Secured Credit Facility, at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR”) as defined in the Senior Secured Credit Facility, is in excess of 4.25:1. The TLR is calculated based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA, both defined in the Senior Secured Credit Facility. As of March 31, 2024, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $42.8 million on a trailing twelve-month basis. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if our TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. We evaluated if an ECF payment was required as of December 31, 2023, pursuant to the terms of the Senior Secured Credit Facility and determined no ECF payment was required.

In addition, if any amounts are drawn under the revolving line of credit under the Senior Secured Credit Facility the terms of the Senior Secured Credit Facility require the TLR to not exceed 4.50:1 at the last day of any period of four consecutive fiscal quarters. If the TLR remains above 4.50:1, access to borrowings under the revolving line of credit is restricted. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of our TLR. As of the date of this report, no amounts were drawn on the revolving line of credit. We expect the earliest the TLR will fall below 4.50:1 is during the third quarter of 2024.

We are also limited in the amount of restricted payments we can make, as defined in the Senior Secured Credit Facility, as it provides for customary restrictions on, among other things, additional indebtedness, restricted payments, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. The restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, we can make unlimited restricted payments, if the TLR is below 3.50:1 (both before and after giving effect to such payments). If the TLR exceeds 3.50:1, we will be limited in the amount of restricted payments – primarily dividends and share repurchases – we can make up to the greater of $50 million or 50% of consolidated EBITDA on a trailing twelve-month basis (unless we can rely on other restricted payment baskets available under the Senior Secured Credit Facility).

As of March 31, 2024, the TLR of 8.51:1, exceeded 4.50:1, primarily due to the settlement of industry class-action lawsuits (for additional information see Note 11, Commitments and Contingencies). As a result, as long as the TLR remains above 3.50:1, we will be limited in the amount of restricted payments we can make and as long as the TLR remains above 4.50:1, access to borrowings under the revolving line of credit will be restricted. We expect that the earliest the TLR will fall below 4.50:1 is during the third quarter of 2024.

With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Prior to July 2023, borrowings under the term loans and revolving loans accrued interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”) on or before June 2023 (the LIBOR Rate cessation date) and we transitioned from LIBOR to Adjusted Term SOFR on July 31, 2023. Borrowings under the term loans and revolving loans accrue interest based on Adjusted Term SOFR, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%. As of March 31, 2024, the interest rate on the term loan facility was 7.9%.

As of March 31, 2024, we had $447.4 million of term loans outstanding, excluding any unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of March 31, 2024 and December 31, 2023, we had $82.1 million and $82.6 million, respectively, of cash and cash equivalents, of which approximately $33.0 million and $32.5 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash provided by (used in):
Operating activities	$9,381	$3,064
Investing activities	(2,430)	(1,294)
Financing activities	(4,353)	(15,849)
Effect of exchange rate changes on cash	(925)	34
Net change in cash, cash equivalents and restricted cash	$1,673	$(14,045)

Operating Activities

Cash provided by operating activities increased primarily as a result of:

●	an increase due to lower spend in the Marketing Funds resulting in lower net use of restricted cash in the current year;
●	an increase due to higher tax payments in the prior year of $0.7 million; offset by,
●	a decrease due to higher interest payments of $0.8 million, due to higher interest rates in the current year;
●	a decrease in Adjusted EBITDA of $0.9 million; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2024, the change in cash used in investing activities was primarily the result of higher building refresh spend on leased buildings other than our corporate headquarters as compared to the prior year.

Financing Activities

During the three months ended March 31, 2024, the change in cash used in financing activities was primarily due to lower dividends paid to Class A common stockholders and distributions paid to noncontrolling interests due to the suspension of our quarterly dividend and lower allocation of capital to our share repurchase program.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $2.6 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. These amounts primarily relate to building refresh spend on leased buildings other than our corporate headquarters refresh and spend on investments in technology. We plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2024 are expected to be between $7.0 million and $9.0 million. See Financial and Operational Highlights above for additional information.

Return of Capital

Our Board of Directors approved quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock during the first quarter in 2023, as disclosed in Note 4, Earnings Per Share and Dividends. In the fourth quarter of 2023, our Board of Directors suspended our quarterly dividend. In light of the pending litigation settlement and ongoing challenging housing and mortgage market conditions, we believe this action to preserve our capital is prudent.

During the first quarter of 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. During the three months ended March 31, 2023, 160,405 shares of our Class A common stock were repurchased and retired for $3.4 million, excluding commissions, at an average cost of $21.24 per share. During the three months ended March 31, 2024, we did not repurchase any shares of our Class A common stock. As of March 31, 2024, $62.5 million remained available under the share repurchase authorization.

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

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Distributions and other payments pursuant to the RMCO, LLC Agreement:
Dividend distributions	$—	$2,889
Total distributions to RIHI	—	2,889
Payments pursuant to the TRAs	537	—
Total distributions to RIHI and TRA payments	$537	$2,889

Commitments and Contingencies

See Note 11, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of March 31, 2024.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2023 Annual Report on Form 10-K for which there were no material changes, included:

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the three months ended March 31, 2024 and 2023 bad debt expense was 1.7% and 1.9% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On March 31, 2024, $447.4 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. As of September 30, 2023, the interest rate on our Senior Secured Credit Facility was based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. We transitioned from LIBOR to Adjusted Term SOFR during the third quarter of 2023 and borrowings under the term loans and revolving loans will accrue interest based on Adjusted Term SOFR, beginning on July 31, 2023, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%.

As of March 31, 2024, the interest rate was 7.9%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three months ended March 31, 2024, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.4 million related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2024 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our 2023 Annual Report on Form 10-K. There have been no material changes to the risk factors as disclosed in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases of our Class A common stock for the three months ended March 31, 2024:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be
	Publicly Announced	Average Price	Purchased Under the
Period	Plans or Programs (a)	Paid Per Share	Plans or Programs
Jan 1-31	—	$—	$62,491,567
Feb 1-29	—	$—	$62,491,567
Mar 1-31	—	$—	$62,491,567
Total	—

In January 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. There was no repurchase activity during the three months ended March 31, 2024. As of March 31, 2024, $62.5 million remains under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

3.3	Amendment No. 1 to Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	5/31/2023	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Form of Time-Based Restricted Stock Unit Award†	10-Q	001-36101	5/4/2023	10.1

10.2	Form of Performance-Based Restricted Stock Unit Award†					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	May 2, 2024	By:	/s/ Erik Carlson
Erik Carlson
Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2024	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2024	By:	/s/ Leah R. Jenkins
Leah R. Jenkins Chief Accounting Officer (Principal Accounting Officer)