Form 10-Q
period 2024-06-30
RE/MAX Holdings, Inc.
filed 2024-08-08
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024.

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

On August 2, 2024, there were 18,856,968 outstanding shares of the registrant’s Class A common stock, $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$66,064	$82,623
Restricted cash	74,610	43,140
Accounts and notes receivable, current portion, net of allowances	32,610	33,427
Income taxes receivable	4,122	1,706
Other current assets	11,369	15,669
Total current assets	188,775	176,565
Property and equipment, net of accumulated depreciation	8,583	8,633
Operating lease right of use assets	20,448	23,013
Franchise agreements, net	91,072	101,516
Other intangible assets, net	16,807	19,176
Goodwill	239,492	241,164
Other assets, net of current portion	6,192	7,083
Total assets	$571,369	$577,150
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,088	$4,700
Accrued liabilities	102,056	107,434
Income taxes payable	1,590	766
Deferred revenue	23,831	23,077
Current portion of debt	4,600	4,600
Current portion of payable pursuant to tax receivable agreements	285	822
Operating lease liabilities	8,227	7,920
Total current liabilities	143,677	149,319
Debt, net of current portion	438,109	439,980
Deferred tax liabilities	11,517	10,797
Deferred revenue, net of current portion	16,054	17,607
Operating lease liabilities, net of current portion	27,224	31,479
Other liabilities, net of current portion	3,944	4,029
Total liabilities	640,525	653,211
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,854,662 and 18,269,284 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	559,280	550,637
Accumulated deficit	(140,486)	(140,217)
Accumulated other comprehensive income (deficit), net of tax	(380)	638
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	418,416	411,060
Non-controlling interest	(487,572)	(487,121)
Total stockholders' equity (deficit)	(69,156)	(76,061)
Total liabilities and stockholders' equity (deficit)	$571,369	$577,150

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Continuing franchise fees	$30,340	$32,101	$61,425	$64,177
Annual dues	8,151	8,587	16,376	17,205
Broker fees	14,528	14,321	25,244	25,213
Marketing Funds fees	20,027	21,077	40,233	42,419
Franchise sales and other revenue	5,407	6,361	13,462	18,834
Total revenue	78,453	82,447	156,740	167,848
Operating expenses:
Selling, operating and administrative expenses	34,851	40,212	80,556	89,327
Marketing Funds expenses	20,027	21,077	40,233	42,419
Depreciation and amortization	7,400	8,008	15,252	16,041
Total operating expenses	62,278	69,297	136,041	147,787
Operating income (loss)	16,175	13,150	20,699	20,061
Other expenses, net:
Interest expense	(9,191)	(8,840)	(18,447)	(17,085)
Interest income	949	1,141	1,950	2,145
Foreign currency transaction gains (losses)	(270)	215	(642)	258
Total other expenses, net	(8,512)	(7,484)	(17,139)	(14,682)
Income (loss) before provision for income taxes	7,663	5,666	3,560	5,379
Provision for income taxes	(1,473)	(2,422)	(2,977)	(2,814)
Net income (loss)	$6,190	$3,244	$583	$2,565
Less: net income (loss) attributable to non-controlling interest	2,485	1,234	231	1,226
Net income (loss) attributable to RE/MAX Holdings, Inc.	$3,705	$2,010	$352	$1,339

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.20	$0.11	$0.02	$0.07
Diluted	$0.19	$0.11	$0.02	$0.07
Weighted average shares of Class A common stock outstanding
Basic	18,853,929	18,124,630	18,667,889	18,020,736
Diluted	19,003,962	18,387,669	18,853,020	18,152,256
Cash dividends declared per share of Class A common stock	$—	$0.23	$—	$0.46

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$6,190	$3,244	$583	$2,565
Change in cumulative translation adjustment	(457)	1,229	(1,705)	1,328
Other comprehensive income (loss), net of tax	(457)	1,229	(1,705)	1,328
Comprehensive income (loss)	5,733	4,473	(1,122)	3,893
Less: Comprehensive income (loss) attributable to non-controlling interest	2,303	1,647	(456)	1,656
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$3,430	$2,826	$(666)	$2,237

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity (deficit)
Balances, January 1, 2024	18,269,284	$2	1	$—	$550,637	$(140,217)	$638	$(487,121)	$(76,061)
Net income (loss)	—	—	—	—	—	(3,353)	—	(2,254)	(5,607)
Equity-based compensation expense and dividend equivalents	866,069	—	—	—	8,146	(585)	—	—	7,561
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(743)	(505)	(1,248)
Shares withheld for taxes on share-based compensation	(282,495)	—	—	—	(2,498)	—	—	—	(2,498)
Balances, March 31, 2024	18,852,858	$2	1	$—	$556,285	$(144,155)	$(105)	$(489,880)	$(77,853)
Net income (loss)	—	—	—	—	—	3,705	—	2,485	6,190
Equity-based compensation expense and dividend equivalents	2,734	—	—	—	2,883	(2)	—	—	2,881
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(275)	(182)	(457)
Shares withheld for taxes on share-based compensation	(930)	—	—	—	(7)	—	—	—	(7)
Other	—	—	—	—	119	(34)	—	5	90
Balances, June 30, 2024	18,854,662	$2	1	$—	$559,280	$(140,486)	$(380)	$(487,572)	$(69,156)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2023	17,874,238	$2	1	$—	$535,566	$(53,999)	$(395)	$(449,472)	$31,702
Net income (loss)	—	—	—	—	—	(671)	—	(8)	(679)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	593,463	—	—	—	6,635	(660)	—	—	5,975
Dividends to Class A common stockholders	—	—	—	—	—	(4,164)	—	—	(4,164)
Repurchase and retirement of common shares	(160,405)				—	(3,408)	—	—	(3,408)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	82	17	99
Shares withheld for taxes on share-based compensation	(185,349)	—	—	—	(3,458)	—	—	—	(3,458)
Other	—	—	—	—	—	(235)	—	—	(235)
Balances, March 31, 2023	18,121,947	$2	1	$—	$538,743	$(63,137)	$(313)	$(452,352)	$22,943
Net income (loss)	—	—	—	—	—	2,010	—	1,234	3,244
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	5,682	—	—	—	3,688	(3)	—	—	3,685
Dividends to Class A common stockholders	—	—	—	—	—	(4,168)	—	—	(4,168)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	816	413	1,229
Shares withheld for taxes on share-based compensation	(1,013)	—	—	—	(19)	—	—	—	(19)
Balances, June 30, 2023	18,126,616	$2	1	$—	$542,412	$(65,298)	$503	$(453,594)	$24,025

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$583	$2,565
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,252	16,041
Equity-based compensation expense	9,825	9,159
Bad debt expense	1,552	3,532
Deferred income tax expense (benefit)	4,097	(1,017)
Fair value adjustments to contingent consideration	137	(99)
Loss (gain) on sale or disposition of assets, net	150	365
Non-cash lease benefit	(1,378)	(1,516)
Non-cash debt charges	429	427
Payment of contingent consideration in excess of acquisition date fair value	(240)	—
Other, net	(53)	(82)
Changes in operating assets and liabilities	(5,088)	(27,133)
Net cash provided by operating activities	25,266	2,242
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(4,510)	(2,831)
Other	417	434
Net cash used in investing activities	(4,093)	(2,397)
Cash flows from financing activities:
Payments on debt	(2,300)	(2,300)
Distributions paid to non-controlling unitholders	—	(5,778)
Dividends and dividend equivalents paid to Class A common stockholders	(587)	(8,995)
Payments related to tax withholding for share-based compensation	(2,505)	(3,477)
Common shares repurchased	—	(3,408)
Payment of contingent consideration	—	(240)
Other financing	5	—
Net cash used in financing activities	(5,387)	(24,198)
Effect of exchange rate changes on cash	(875)	661
Net increase (decrease) in cash, cash equivalents and restricted cash	14,911	(23,692)
Cash, cash equivalents and restricted cash, beginning of period	125,763	138,128
Cash, cash equivalents and restricted cash, end of period	$140,674	$114,436

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2023, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2024 and the results of its operations and comprehensive income (loss), cash flows and changes in its stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2023. Interim results may not be indicative of full-year performance.

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

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s major streams of revenue are:

●	Continuing franchise fees, which are fixed contractual fees paid monthly by RE/MAX or Motto franchisees or Independent Region sub-franchisors based on the number of RE/MAX agents or Motto open offices.
●	Annual dues, which are fees charged directly to RE/MAX agents.
●	Broker fees, which are fees on real estate commissions when a RE/MAX agent assists a consumer with buying or selling a home.
●	Marketing Funds fees, which are fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents or Motto open offices, which are obligated to be used for marketing campaigns to build brand awareness and to support agent and loan originator marketing technology.
●	Franchise sales and other revenue, which consists of fees from initial sales of RE/MAX and Motto franchises, renewals of RE/MAX franchises and RE/MAX master franchise fees, as well as data services subscription revenue, preferred marketing arrangements, technology products and subscription revenue, events-related revenue from education and other programs and mortgage loan processing revenue.

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Other deferred revenue is primarily related to events-related revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2024	New billings	recognized (a)	June 30, 2024
Franchise sales	$24,613	$2,590	$(4,442)	$22,761
Annual dues	13,282	16,670	(16,376)	13,576
Other	2,789	10,705	(9,946)	3,548
	$40,684	$29,965	$(30,764)	$39,885

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $4.4 million and $10.0 million, respectively, for the six months ended June 30, 2024.

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2024	for new activity	recognized	June 30, 2024
Capitalized contract costs for commissions	$4,225	$801	$(1,422)	$3,604

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Franchise sales	$3,437	$6,068	$4,806	$3,480	$2,084	$833	$2,053	$22,761
Annual dues	10,563	3,013	—	—	—	—	—	13,576
Total	$14,000	$9,081	$4,806	$3,480	$2,084	$833	$2,053	$36,337

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
U.S. Company-Owned Regions	$33,977	$36,075	$65,716	$69,936
U.S. Independent Regions	1,574	1,752	3,042	3,228
Canada Company-Owned Regions	10,603	10,541	20,506	20,339
Canada Independent Regions	659	723	1,387	1,447
Global	3,509	3,204	6,977	6,402
Fee revenue (a)	50,322	52,295	97,628	101,352
Franchise sales and other revenue (b)	4,427	5,264	11,569	16,837
Total Real Estate	54,749	57,559	109,197	118,189
U.S.	14,964	16,100	30,330	32,405
Canada	4,804	4,721	9,420	9,484
Global	259	256	483	530
Total Marketing Funds	20,027	21,077	40,233	42,419
Mortgage (c)	3,677	3,616	7,310	6,804
Other (c)	—	195	—	436
Total	$78,453	$82,447	$156,740	$167,848
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is derived primarily within the U.S. The decline in other revenue is mostly attributable to a reduction in revenue from the Company’s annual RE/MAX agent convention as a result of lower attendance due the 50th anniversary celebration in the prior year.
(c)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$66,064	$82,623
Restricted cash:
Marketing Funds (a)	19,610	15,640
Settlement Fund (b)	55,000	27,500
Total cash, cash equivalents and restricted cash	$140,674	$125,763

(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.
(b)	Represents the net amounts held in the Settlement Fund as part of the settlement of industry class-action lawsuits.

See Note 11, Commitments and Contingencies for additional information.

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs. These services are primarily comprised of (a) building and maintaining the remax.com and remax.ca websites and mobile apps, (b) dedicated employees focused on consumer facing marketing initiatives, and (c) various administrative services including customer support of technology, accounting and legal.

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Technology − operating	$1,050	$1,169	$2,100	$2,338
Technology − capital(a)	—	—	—	(203)
Marketing staff and administrative services	1,492	1,483	2,997	2,975
Total	$2,542	$2,652	$5,097	$5,110
(a)	During the first quarter of 2023, the Company determined that certain development projects were no longer needed and therefore $0.2 million, reflecting the cost of work in process assets that would no longer be placed in service, was refunded to the Marketing Funds.

Accounts and Notes Receivable

As of June 30, 2024, and December 31, 2023, the Company had allowances against accounts and notes receivable of $12.0 million and $10.9 million, respectively.

Property and Equipment

As of June 30, 2024, and December 31, 2023 the Company had accumulated depreciation of $14.5 million and $13.1 million, respectively.

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

Restructuring and Reduction in Force Charges

During the third quarter of 2023, the Company announced a reduction in force and reorganization (the “Reorganization”) intended to streamline the Company’s operations and yield cost savings over the long term. The Reorganization reduced the Company’s overall workforce by approximately 7% and was substantially complete by September 30, 2023. As a result of the Reorganization, the Company incurred a pre-tax cash charge for one-time termination benefits of severance and related costs of $4.3 million and accelerated equity compensation expense of $0.5 million in the third quarter of 2023. See Note 6, Accrued Liabilities for a roll forward of the liability related to the Reorganization as of June 30, 2024.

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

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the Canadian entity for RE/MAX INTEGRA (“INTEGRA”). The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” on the Consolidated Statements of Income (Loss) along with the related derivative contracts. During the three months ended June 30, 2024 and 2023, the Company recognized a net realized gain of $0.6 million and a net realized loss of $1.0, respectively. During the six months ended June 2024 and 2023, the Company recognized a net realized gain of $1.8 million and a net realized loss of $1.1 million, respectively.

The Company has a short-term $44.0 million Canadian dollar forward contract that matures in the third quarter of 2024 that net settles in U.S. dollars based on the prevailing spot rates at maturity.

Recently Adopted Accounting Pronouncements

None.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB “) issued Accounting Standards Update (“ASU”) ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax reconciliation and income taxes paid. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company believes the amendments of ASU 2023-09 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

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

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	June 30, 2024		December 31, 2023
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.0%	12,559,600	40.7%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,854,662	60.0%	18,269,284	59.3%
Total common units in RMCO	31,414,262	100.0%	30,828,884	100.0%

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

	Three Months Ended June 30,
	2024			2023
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	60.0%	40.0%	100.0%	59.1%	40.9%	100.0%
Income (loss) before provision for income taxes (a)	$4,578	$3,085	$7,663	$3,340	$2,326	$5,666
(Provision) / benefit for income taxes (b)	(873)	(600)	(1,473)	(1,330)	(1,092)	(2,422)
Net income (loss)	$3,705	$2,485	$6,190	$2,010	$1,234	$3,244

	Six Months Ended June 30,
	2024			2023
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	59.8%	40.2%	100.0%	58.9%	41.1%	100.0%
Income (loss) before provision for income taxes (a)	$2,132	$1,428	$3,560	$3,172	$2,207	$5,379
(Provision) / benefit for income taxes (b)	(1,780)	(1,197)	(2,977)	(1,833)	(981)	(2,814)
Net income (loss)	$352	$231	$583	$1,339	$1,226	$2,565
(a)	The WAO percentage of RMCO differs from the percentage allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Tax distributions	$—	$—
Dividend distributions (a)	—	5,778
Total distributions to non-controlling unitholders	$—	$5,778
(a)	In the fourth quarter of 2023, the Company announced that its Board of Directors suspended the Company’s quarterly dividend.

4. Earnings (Loss) Per Share, Dividends and Repurchases

Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$3,705	$2,010	$352	$1,339
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,853,929	18,124,630	18,667,889	18,020,736
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,853,929	18,124,630	18,667,889	18,020,736
Add dilutive effect of the following:
Restricted stock	150,033	263,039	185,131	131,520
Weighted average shares of Class A common stock outstanding, diluted	19,003,962	18,387,669	18,853,020	18,152,256
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.20	$0.11	$0.02	$0.07
Diluted	$0.19	$0.11	$0.02	$0.07

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Six Months Ended June 30, 2023
Quarter end declared	Date paid	Per share	Class A stockholders ($)	Non-controlling unitholders ($)
March 31	March 22, 2023	$0.23	$4,164	$2,889
June 30	May 31, 2023	0.23	4,168	2,889
		$0.46	$8,332	$5,778

In the fourth quarter of 2023, the Company’s Board of Directors suspended the Company’s quarterly dividend and therefore no dividends were paid during the first and second quarters of 2024. In light of the litigation settlement and ongoing challenging housing and mortgage market conditions, the Company’s Board of Directors believes this action to preserve the Company’s capital is prudent.

Share Repurchases and Retirement

In January 2022, the Company’s Board of Directors authorized a common stock repurchase program of up to $100 million. During the six months ended June 30, 2023, 160,405 shares of the Company’s Class A common stock were repurchased and retired for $3.4 million excluding commissions, at a weighted average cost of $21.24. During the six months ended June 30, 2024, the Company did not repurchase any shares. As of June 30, 2024, $62.5 million remained available under the share repurchase program.

5. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of June 30, 2024			As of December 31, 2023
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	11.8	$224,157	$(133,085)	$91,072	$225,716	$(124,200)	$101,516
Other intangible assets:
Software (a)	4.1	$55,641	$(42,919)	$12,722	$52,918	$(39,192)	$13,726
Trademarks	9.1	981	(713)	268	971	(649)	322
Non-compete agreements	5.0	12,911	(9,210)	3,701	13,051	(8,156)	4,895
Training materials	—	2,400	(2,400)	—	2,400	(2,400)	—
Other	7.0	870	(754)	116	870	(637)	233
Total other intangible assets	4.5	$72,803	$(55,996)	$16,807	$70,210	$(51,034)	$19,176

(a)	As of June 30, 2024 and December 31, 2023, capitalized software development costs of $1.0 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $6.8 million and $7.4 million for the three months ended June 30, 2024 and 2023, respectively and was $14.1 million and $14.8 million for the six months ended June 30, 2024 and 2023.

As of June 30, 2024, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2024	$12,886
2025	23,245
2026	16,392
2027	9,349
2028	8,316
Thereafter	37,691
$107,879

The following table presents changes to goodwill at the Real Estate reporting unit (in thousands):

Real Estate
Balance, January 1, 2024	$241,164
Effect of changes in foreign currency exchange rates	(1,672)
Balance, June 30, 2024	$239,492

As of June 30, 2024, there were no events or circumstances that would indicate impairment may have occurred.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Marketing Funds (a)	$30,685	$28,753
Accrued payroll and related employee costs	9,907	14,231
Accrued taxes	1,151	2,567
Accrued professional fees	1,186	937
Settlement payable (b)	55,000	55,700
Other	4,127	5,246
	$102,056	$107,434

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes pursuant to the terms of the applicable franchise agreements. See Note 2, Summary of Significant Accounting Policies for additional information.
(b)	Represents the net settlement payable as part of the settlement of industry class-action lawsuits and other legal settlements. See Note 11, Commitments and Contingencies for additional information.

The following table presents a roll forward of the severance and related costs liability as related to the Reorganization and the strategic shift and restructure of the Company’s business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance, January 1, 2024	$2,622
Severance and other related expenses	(27)
Cash payments	(1,780)
Balance, June 30, 2024 (a)	$815

(a)	The remaining liability balance is related to the strategic shift and restructure of the Company’s business that occurred in the third quarter of 2023.

7. Debt

Debt, net of current portion, consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Senior Secured Credit Facility	$446,200	$448,500
Less unamortized debt issuance costs	(2,579)	(2,896)
Less unamortized debt discount costs	(912)	(1,024)
Less current portion	(4,600)	(4,600)
	$438,109	$439,980

As of June 30, 2024, maturities of debt are as follows (in thousands):

Remainder of 2024	$2,300
2025	4,600
2026	4,600
2027	4,600
2028	430,100
$446,200

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

The Company is also limited in the amount of restricted payments it can make, as defined in the Senior Secured Credit Facility, as it provides for customary restrictions on, among other things, additional indebtedness, restricted payments, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. The restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, the Company can make unlimited restricted payments, if the Company’s TLR is below 3.50:1 (both before and after giving effect to such payments). So long as the Company’s TLR exceeds 3.50:1, the Company will be limited in the amount of restricted payments – primarily dividends and share repurchases – it can make up to the greater of $50 million or 50% of consolidated EBITDA on a trailing twelve-month basis (unless the Company can rely on other restricted payment baskets available under the Senior Secured Credit Facility).

The Company’s TLR is calculated based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA, both defined in the Senior Secured Credit Facility. As of June 30, 2024, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $43.5 million on a trailing twelve-month basis. As of June 30, 2024, the Company’s TLR of 8.74:1, exceeded 4.50:1, primarily due to the final payment of the Settlement Amount of industry class-action lawsuits (for additional information see Note 11, Commitments and Contingencies). As a result, as long as the Company’s TLR remains above 3.50:1, the Company will be limited in the amount of restricted payments it can make and as long as the Company’s TLR remains above 4.50:1, access to borrowings under the revolving line of credit will be restricted.

With certain exceptions, any default under any of the Company’s other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Prior to July 2023, borrowings under the term loans and revolving loans accrued interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”) on or before June 2023 (the LIBOR Rate cessation date) and the Company transitioned from LIBOR to Adjusted Term SOFR on July 31, 2023. Borrowings under the term loans and revolving loans accrue interest based on Adjusted Term SOFR, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%. As of June 30, 2024, the interest rate on the term loan facility was 8.0%.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of June 30, 2024				As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$2,300	$—	$—	$2,300	$2,170	$—	$—	$2,170
Gadberry Group contingent consideration	357	—	—	357	590	—	—	590
Contingent consideration (a)	$2,657	$—	$—	$2,657	$2,760	$—	$—	$2,760
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 20-90 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales and a 1% change to the discount rate applied to the forecast would not change the liability materially. As of June 30, 2024, contingent consideration also includes an amount recognized in connection with the acquisition of the Gadberry Group. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2024	$2,760
Fair value adjustments	137
Cash payments	(240)
Balance at June 30, 2024	$2,657

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$442,709	$421,659	$444,580	$421,590

9. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate and discrete items recorded during the six months ended June 30, 2024.

Valuation Allowance

In the tax year ending December 31, 2023, the Company evaluated the need for a valuation allowance against its deferred tax assets and determined that in accordance with ASC 740 Income Taxes (“ASC 740”), the objective negative evidence of a three-year cumulative pre-tax net loss, primarily due to the settlement of industry class-action lawsuits, prevented the use of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its net deferred tax assets. As a result, a full valuation allowance was established against the Company’s deferred tax assets. As of June 30, 2024, the Company expects to remain in a three-year cumulative loss and has recorded a $0.1 million benefit against its U.S. net deferred tax assets.

Tax Receivable Agreements (“TRAs”)

As of June 30, 2024, the Company’s total liability under the TRAs for the tax year ending December 31, 2023 is $0.3 million. This liability is expected to be settled in the fourth quarter of 2024.

Uncertain Tax Positions

As of June 30, 2024, there have been no material changes to the Company’s uncertain tax positions since December 31, 2023 and a portion of the Company’s uncertain tax positions have a reasonable possibility of being settled within the next 12 months.

10. Equity-Based Compensation

Equity-based compensation expense under the Holdings 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) as well as the new Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan” and, together with the 2013 Incentive Plan, the “Incentive Plans”), is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Expense from time-based awards (a)	$2,289	$2,843	$5,950	$5,347
Expense from performance-based awards (a)(b)	595	844	1,476	1,561
Expense from bonus to be settled in shares (c)	1,018	1,021	2,399	2,251
Equity-based compensation expense	$3,902	$4,708	$9,825	$9,159
(a)	Includes $0.7 million of expense recognized for time-based awards and $0.4 million of expense recognized for performance-based awards, for the six months ended June 30, 2024, for inducement awards granted to the Company's CEO, Erik Carlson, in the fourth quarter of 2023. These equity awards were made pursuant to the inducement award exception under the New York Stock Exchange Rule 303A.08 and were not granted from the 2023 Incentive Plan. All of the restricted stock units remain outstanding as of June 30, 2024.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions.
(c)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2024	1,066,594	$18.70
Granted	1,374,896	$8.64
Shares vested (including tax withholding) (a)	(381,406)	$22.43
Forfeited	(91,844)	$14.64
Balance, June 30, 2024	1,968,240	$11.14

(a)	Pursuant to the terms of the Incentive Plan, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of June 30, 2024, there was $14.2 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2024	783,231	$7.87
Granted (a)	472,103	$8.81
Forfeited	(94,426)	$19.56
Balance, June 30, 2024	1,160,908	$7.30

(a)	Represents the total participant target award.

As of June 30, 2024, there was $4.2 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

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

On September 15, 2023, RE/MAX, LLC entered into a Settlement Term Sheet (the “Settlement”) with plaintiffs in the Burnett Action and Moehrl Action. The proposed Settlement would resolve all claims set forth in the Burnett Action and Moehrl Action, as well as all similar claims on a nationwide basis against RE/MAX, LLC (collectively, the “Nationwide Claims”) and would release RE/MAX, LLC and the Company, their subsidiaries and affiliates, and RE/MAX sub-franchisors, franchisees and their sales associates in the United States from the Nationwide Claims. By the terms of the Settlement, RE/MAX, LLC agreed to make certain changes to its business practices and to pay a total settlement amount of $55.0 million (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The Settlement Amount was deposited into the Settlement Fund in three installments per the Settlement Agreement (as defined below), of which 25% of the Settlement Amount (or $13.8 million) was deposited during the third quarter of 2023, 25% of the Settlement Amount (or $13.8 million) was deposited during the fourth quarter of 2023, and the remaining 50% (or $27.5 million) was deposited during the second quarter of 2024. The Company used available cash to pay the Settlement Amount. In 2023, the Company recorded the Settlement Amount to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Consolidated Condensed Balance Sheets. Until the conclusion of the appeals process, the Settlement Amount that was paid into the Settlement Fund is included in “Restricted cash” within the Consolidated Condensed Balance Sheets.

The Settlement Agreement and any actions taken to carry out the Settlement Agreement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of any party. RE/MAX, LLC continues to deny the material allegations of the complaints in the Burnett Action, the Moehrl Action, the Moehrl-related antitrust litigations, and the Copycat Cases (as defined below). RE/MAX, LLC entered into the Settlement after considering the risks and costs of continuing the litigation. On September 19, 2023, the Burnett court stayed deadlines as to RE/MAX, LLC. On October 5, 2023, RE/MAX, LLC entered into a definitive settlement agreement (the “Settlement Agreement”) containing substantially the same material terms and conditions as provided in the Settlement. On November 20, 2023, the court granted preliminary approval of the Settlement Agreement and on May 9, 2024, the court granted final approval. Appeals were subsequently filed, including by one of the Batton plaintiffs. The Settlement Agreement will become effective if the order approving the settlement is affirmed at the conclusion of the appeals process.

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

In one of the other Moehrl-related antitrust litigations, filed by Jennifer Nosalek and others in the District of Massachusetts (the “Nosalek Action”), on June 30, 2023, plaintiffs filed a motion requesting preliminary approval of a settlement with MLS Property Information Network, Inc. (“MLS PIN”). The parties subsequently amended the settlement agreement on September 5, 2023, and January 5, 2024. If approved by the court, the settlement agreement requires MLS PIN to pay $3.0 million, to eliminate the requirement that a seller must offer compensation to a buyer-broker and to amend various rules pertaining to seller notices and negotiation of buyer-broker compensation. On February 15, 2024, the U.S. Department of Justice filed a statement of interest requesting that the court deny preliminary approval of the second amended settlement agreement and recommending that the settling parties propose an injunction that prohibits offers of buyer-broker compensation by MLS PIN participants. On June 24, 2024, the court stayed the case pending a ruling by the Burnett court on the proposed NAR settlement and ordered plaintiffs to file a supplemental preliminary approval of settlement within 30 days of the Burnett court ruling. No other defendants are part of the MLS PIN settlement. The terms of the Company’s Settlement Agreement extended to plaintiffs in the Nosalek Action. On October 24, 2023, plaintiffs filed a joint notice of pending settlement and a motion to stay the Nosalek case as to RE/MAX, LLC and RE/MAX Integrated Regions, LLC for 30 days, which was granted on October 30, 2023. Plaintiffs subsequently filed a joint motion to continue the stay.

On April 9, 2021, a putative class action claim (the “Sunderland Action”) was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021, Century 21 Canada Limited Partnership, Royal Lepage Real Estate Services Ltd., and many other real estate companies (collectively, the “Defendants”), by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants conspired, agreed or arranged with each other and acted in furtherance of their conspiracy to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”) in violation of the Canadian Competition Act. On February 24, 2022, Plaintiff filed a Fresh as Amended Statement of Claim. With respect to RE/MAX OA, the amended claim alleges franchisor defendants aided and abetted their respective franchisee brokerages and their salespeople in violation of Section 45(1) of the Canadian Competition Act. Among other requested relief, the Plaintiff seeks damages against the defendants and injunctive relief. On September 25, 2023, the Court dismissed the claims against RE/MAX OA, and on October 25, 2023, the Plaintiff appealed the decision and RE/MAX OA has cross appealed. A copycat lawsuit to the Sunderland Action was filed by plaintiff Kevin McFall (the “McFall Action”) on January 18, 2024. The complaint makes substantially similar allegations and seeks substantially similar relief as the Sunderland Action, but alleges a national class. The McFall Action names over 70 defendants, including RE/MAX, LLC. Certain defendants in the McFall Action obtained the court’s permission to file materials to join the Sunderland appeal. The McFall Action and the Sunderland Action are collectively referred to as the “Canadian antitrust litigations.”

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

The Company intends to vigorously defend against all remaining claims, including appeals. If final approval of the Settlement Agreement is not upheld on appeal, the Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. As a result, the Company is unable to reasonably estimate the financial impact of the litigation beyond what has been accrued for pursuant to the terms of the Settlement Agreement and the Company cannot predict, beyond the Settlement Amount, whether resolution of these matters would have a material effect on its financial position or results of operations. The Moehrl-related antitrust litigations, the Batton Action, and the Canadian antitrust litigations consist of:

Christopher Moehrl et al. v. The National Association of Realtors, Realogy Holdings Corp., HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc. RE/MAX, LLC, and Keller Williams Realty, Inc., filed on March 6, 2019 in the U.S. District Court for the Northern District of Illinois.

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

Kevin McFall v. Canadian Real Estate Association, et. al., filed on January 18, 2024 in the Federal Court of Canada.

Copycat lawsuits to the Moehrl-related antitrust litigations were filed by plaintiff Monty March in the Southern District of New York (the “March Action”), plaintiff Christina Grace in the Northern District of California (the “Grace Action”), plaintiff Willsim Latham, LLC in the Eastern District of California (the “Willsim Action”), and plaintiff Dalton Jensen in the District of Utah (the “Jensen Action”) (together, the “Copycat Cases”). The Company intends to vigorously defend against all claims, including seeking to stay the lawsuits in light of the Settlement Agreement. On December 27, 2023, a motion was filed by plaintiffs in another copycat lawsuit that did not name the Company, seeking to consolidate the copycat lawsuits in a multidistrict litigation, including the Grace Action, the March Action, and the Willsim Action, and many lawsuits that did not name the Company, in the Western District of Missouri for purposes of pretrial activities (the “MDL motion”). The MDL motion was denied based on the procedural posture of the litigation and the NAR settlement, without reaching the issue of whether centralization would be appropriate. In the Jensen Action, plaintiff filed a notice of voluntary dismissal on May 23, 2024, which the court granted. The Copycat Cases that name the Company consist of:

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

Willsim Latham, LLC v. MetroList Services, Inc., Sacramento Association of Realtors, Inc., Placer County Association of Realtors, Inc., El Dorado County Association of Realtors, Lodi Association of Realtors, Yolo County Association of Realtors, Central Valley Association of Realtors, Amador County Association of Realtors, Nevada County Association of Realtors, Sutter-Yuba Association of Realtors, RE/MAX Holdings, Inc., Anywhere Real Estate Inc., Keller Williams Realty, Inc., eXp World Holdings, Inc., Norcal Gold Inc., Century 21 Select Real Estate, Inc., William L. Lyon & Associates, Inc. Paul M. Zagaris, Inc., and Guide Real Estate, Inc., filed on January 18, 2024 in the U.S. District Court for the Eastern District of California.

Dalton Jensen v. The National Association of Realtors, Anywhere Real Estate Inc., HomeServices of America, Inc., HSF Affiliates, LLC, BHH Affiliates, LC, RE/MAX, LLC, Keller Williams LLC, Keller Williams of Salt Lake, KW St. George Keller Williams Realty, KW Westfield, Equity Real Estate, Century 21 Everest, Realtypath, LLC, and Windemere Real Estate SVCS. Co., filed on February 9, 2024 in the U.S. District Court for the District of Utah.

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Continuing franchise fees	$27,643	$29,387	$56,008	$58,934
Annual dues	8,151	8,587	16,376	17,205
Broker fees	14,528	14,321	25,244	25,213
Franchise sales and other revenue	4,427	5,264	11,569	16,837
Total Real Estate	54,749	57,559	109,197	118,189
Continuing franchise fees	2,697	2,714	5,417	5,243
Franchise sales and other revenue	980	902	1,893	1,561
Total Mortgage	3,677	3,616	7,310	6,804
Marketing Funds fees	20,027	21,077	40,233	42,419
Other	—	195	—	436
Total revenue	$78,453	$82,447	$156,740	$167,848

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Adjusted EBITDA: Real Estate	$29,771	$28,721	$49,974	$51,413
Adjusted EBITDA: Mortgage	(1,681)	(1,457)	(2,842)	(4,054)
Adjusted EBITDA: Other	(14)	(620)	(63)	(795)
Adjusted EBITDA: Consolidated	28,076	26,644	47,069	46,564
Equity-based compensation expense	(3,902)	(4,708)	(9,825)	(9,159)
Acquisition-related expense (a)	—	(64)	—	(101)
Fair value adjustments to contingent consideration (b)	(103)	95	(137)	99
Restructuring charges (c)	9	72	41	33
Other (d)	(775)	(666)	(1,839)	(1,076)
Interest income	949	1,141	1,950	2,145
Interest expense	(9,191)	(8,840)	(18,447)	(17,085)
Depreciation and amortization	(7,400)	(8,008)	(15,252)	(16,041)
Income (loss) before provision for income taxes	$7,663	$5,666	$3,560	$5,379
(a)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the acquisition activities and integration of acquired companies.
(b)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(c)	During the third quarter of 2023, the Company announced a reduction in force and reorganization intended to streamline the Company’s operations and yield cost savings over the long term. See Note 2, Summary of Significant Accounting Policies for additional information.
(d)	Other is primarily made up of employee retention related expenses from the Company's CEO transition.

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

Financial and Operational Highlights – Three Months Ended June 30, 2024

(Compared to the three months ended June 30, 2023, unless otherwise noted)

●	Total revenue of $78.5 million, a decrease of 4.8% from the prior year.
●	Revenue excluding the Marketing Funds (a) decreased 4.8% to $58.4 million, driven by negative organic revenue growth(b) of 4.5% and adverse foreign currency movements of 0.3%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of $3.7 million, compared to $2.0 million in the prior year.

●	Adjusted EBITDA(c) increased 5.4% to $28.1 million and Adjusted EBITDA margin(c) increased 350 basis points to 35.8% from the prior year.
●	Total agent count decreased 0.7% to 143,542 agents.
●	U.S. and Canada combined agent count decreased 4.4% to 78,599 agents.
●	Total open Motto Mortgage offices increased 2.6% to 241 offices.

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

Continued effective cost management led to better-than-expected second-quarter financial performance. However, current market conditions caused in large part by higher interest rates and accompanying affordability concerns have depressed existing U.S. and Canadian homes sales, resulting in declines in U.S. agent count and Total revenue along with flat Canadian agent count through June 30, 2024.

The real estate industry faces continued uncertainty as a result of ongoing industry litigation and regulatory attention, including the National Association of Realtors (“NAR”) recent settlement, which remains subject to final court approval, of class action cases that include changes in business practices. Among the business practice changes that NAR agreed to are removing offers of buyer agent compensation from the MLS and requiring buyer broker agreements. These business practice changes are expected to take effect beginning on August 17, 2024. Shortly after the NAR settlement was announced, we initiated outreach to RE/MAX affiliates focused on education and resources to help our affiliates navigate the evolving post-settlement landscape. There are also other potential legal and regulatory proceedings related to NAR and MLSs that create further uncertainty for RE/MAX and the real estate industry.

As previously disclosed, RE/MAX, LLC entered into a Settlement Term Sheet (the “Settlement”) with plaintiffs in the industry litigation on September 15, 2023. Pursuant to the terms of the Settlement, RE/MAX, LLC agreed to make certain changes to its business practices and to pay a total settlement amount of $55.0 million (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The first two installments totaling $27.5 million were paid into the Settlement Fund in the second half of 2023. The court formally approved RE/MAX, LLC’s Settlement on May 9, 2024, and the final installment of $27.5 million was deposited into the Settlement Fund within ten business days thereafter. All amounts deposited into the Settlement Fund are included in “Restricted cash” within the Consolidated Condensed Balance Sheets. As a result, we are focused in the near term on rebuilding our cash reserves. Approval of the Settlement Agreement was appealed and a briefing schedule has been set.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of June 30,		2024 vs. 2023
	2024	2023	#	%
Agent Count:
U.S.
Company-Owned Regions	46,780	50,011	(3,231)	(6.5)%
Independent Regions	6,626	6,976	(350)	(5.0)%
U.S. Total	53,406	56,987	(3,581)	(6.3)%
Canada
Company-Owned Regions	20,347	20,354	(7)	—%
Independent Regions	4,846	4,864	(18)	(0.4)%
Canada Total	25,193	25,218	(25)	(0.1)%
U.S. and Canada Total	78,599	82,205	(3,606)	(4.4)%
Outside U.S. and Canada
Independent Regions	64,943	62,305	2,638	4.2%
Outside U.S. and Canada Total	64,943	62,305	2,638	4.2%
Total	143,542	144,510	(968)	(0.7)%

RE/MAX open offices:
U.S.	3,229	3,396	(167)	(4.9)%
Canada	938	967	(29)	(3.0)%
U.S. and Canada Total	4,167	4,363	(196)	(4.5)%
Outside U.S. and Canada	4,669	4,757	(88)	(1.8)%
Total	8,836	9,120	(284)	(3.1)%

Motto open offices (1):	241	235	6	2.6%

	Six Months Ended
	June 30,		2024 vs. 2023
	2024	2023	#	%
RE/MAX franchise sales:
U.S.	48	93	(45)	(48.4)%
Canada	22	20	2	10.0%
U.S. and Canada Total	70	113	(43)	(38.1)%
Outside U.S. and Canada	267	324	(57)	(17.6)%
Total	337	437	(100)	(22.9)%

Motto franchise sales (1):	9	18	(9)	(50.0)%
(1)	As of June 30, 2024 and 2023, there were 65 and 60 offices, respectively, that we are offering short-term financial relief and are temporarily either not being billed and/or having associated revenue recognized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total revenue	$78,453	$82,447	$156,740	$167,848
Total selling, operating and administrative expenses	$34,851	$40,212	$80,556	$89,327
Operating income (loss)	$16,175	$13,150	$20,699	$20,061
Net income (loss)	$6,190	$3,244	$583	$2,565
Net income (loss) attributable to RE/MAX Holdings, Inc.	$3,705	$2,010	$352	$1,339
Adjusted EBITDA (1)	$28,076	$26,644	$47,069	$46,564
Adjusted EBITDA margin (1)	35.8%	32.3%	30.0%	27.7%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable

U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Revenue:
Continuing franchise fees	$30,340	$32,101	$(1,761)	(5.5)%
Annual dues	8,151	8,587	(436)	(5.1)%
Broker fees	14,528	14,321	207	1.4%
Marketing Funds fees	20,027	21,077	(1,050)	(5.0)%
Franchise sales and other revenue	5,407	6,361	(954)	(15.0)%
Total revenue	$78,453	$82,447	$(3,994)	(4.8)%

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Revenue excluding the Marketing Funds:
Total revenue	$78,453	$82,447	$(3,994)	(4.8)%
Less: Marketing Funds fees	20,027	21,077	(1,050)	(5.0)%
Revenue excluding the Marketing Funds	$58,426	$61,370	$(2,944)	(4.8)%

The decrease in Total revenue was attributable to negative organic revenue growth of 4.5% and adverse foreign currency movements of 0.3%. Negative organic revenue growth was driven by a decrease in U.S. agent count and a reduction in revenue from previous acquisitions, partially offset by an increase in Broker fees.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a reduction in U.S. agent count, partially offset by higher Mortgage segment revenue.

Broker Fees

Revenue from Broker fees increased primarily due to an increase in average home sales price and average transactions per agent in Canada, partially offset by a reduction in U.S. agent count.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a reduction in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to a reduction of revenue from previous acquisitions and lower revenue from our preferred marketing arrangements.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Operating expenses:
Selling, operating and administrative expenses	$34,851	$40,212	$5,361	13.3%
Marketing Funds expenses	20,027	21,077	1,050	5.0%
Depreciation and amortization	7,400	8,008	608	7.6%
Total operating expenses	$62,278	$69,297	$7,019	10.1%
Percent of revenue	79.4%	84.1%

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

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Selling, operating and administrative expenses:
Personnel	$22,197	$23,917	$1,720	7.2%
Professional fees	2,763	3,406	643	18.9%
Lease costs	1,608	1,980	372	18.8%
Other	8,283	10,909	2,626	24.1%
Total selling, operating and administrative expenses	$34,851	$40,212	$5,361	13.3%
Percent of revenue	44.4%	48.8%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel costs decreased primarily due to lower compensation expense due to a reduction in headcount, see Note 2, Summary of Significant Accounting Policies for additional information, and lower equity-based compensation expense.
●	Professional fees decreased primarily due to lower legal expenses. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q.
●	Other selling, operating and administrative expenses decreased primarily due to a decrease in bad debt, property taxes and technology expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower Franchise agreements amortization expense from prior years independent region acquisitions, partially offset by higher Mortgage segment amortization expense.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Other expenses, net:
Interest expense	$(9,191)	$(8,840)	$(351)	(4.0)%
Interest income	949	1,141	(192)	(16.8)%
Foreign currency transaction gains (losses)	(270)	215	(485)	n/m
Total other expenses, net	$(8,512)	$(7,484)	$(1,028)	(13.7)%
Percent of revenue	10.8%	9.1%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of rising interest rates. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar and the Canadian dollar has weakened in comparison to the U.S dollar between the three months ended June 30, 2023 and the three months ended June 30, 2024.

Provision for Income Taxes

The comparison of the effective income tax rates (“EITR”) for the three months ended June 30, 2024 and 2023 are not meaningful. For the three months ended June 30, 2024, the EITR was mainly impacted by foreign tax expense on foreign sourced income and a valuation allowance against the associated US foreign tax credit. For the three months ended June 30, 2023, a reduction in Income (loss) before provision for income taxes, primarily in the U.S., meant that permanent tax differences, such as certain foreign tax items that do not change in direct proportion to taxable income derived in the U.S., have a larger numerical impact on our effective tax rate.

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

Adjusted EBITDA was $28.1 million for the three months ended June 30, 2024, an increase of $1.4 million from the comparable prior year period. Adjusted EBITDA increased due to a decrease in bad debt expense, lower compensation expense due to a reduction in headcount, decreased property taxes, a reduction of technology expenses and lower legal fees, partially offset by a decrease in U.S. agent count.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Revenue:
Continuing franchise fees	$61,425	$64,177	$(2,752)	(4.3)%
Annual dues	16,376	17,205	(829)	(4.8)%
Broker fees	25,244	25,213	31	0.1%
Marketing Funds fees	40,233	42,419	(2,186)	(5.2)%
Franchise sales and other revenue	13,462	18,834	(5,372)	(28.5)%
Total revenue	$156,740	$167,848	$(11,108)	(6.6)%

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Revenue excluding the Marketing Funds:
Total revenue	$156,740	$167,848	$(11,108)	(6.6)%
Less: Marketing Funds fees	40,233	42,419	(2,186)	(5.2)%
Revenue excluding the Marketing Funds	$116,507	$125,429	$(8,922)	(7.1)%

The decrease in Total revenue was attributable to negative organic revenue growth of 6.9% and adverse foreign currency movements of 0.2%. Negative organic revenue growth was driven by a reduction in revenue from our annual RE/MAX agent convention, due to the 50th anniversary celebration in the prior year, a decrease in U.S. agent count, and a reduction in revenue from previous acquisitions, partially offset by higher Mortgage segment revenue.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a reduction in U.S. agent count, partially offset by higher Mortgage segment revenue.

Broker Fees

Revenue from Broker fees remained flat primarily due to an increase in average home sales prices in the U.S. and Canada, mostly offset by a reduction in U.S. agent count.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a reduction in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to a reduction in revenue of approximately $3.4 million from our annual RE/MAX agent convention as a result of lower attendance due to the 50th anniversary celebration in the prior year and a reduction in revenue from previous acquisitions and preferred marketing arrangements.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Operating expenses:
Selling, operating and administrative expenses	$80,556	$89,327	$8,771	9.8%
Marketing Funds expenses	40,233	42,419	2,186	5.2%
Depreciation and amortization	15,252	16,041	789	4.9%
Total operating expenses	$136,041	$147,787	$11,746	7.9%
Percent of revenue	86.8%	88.0%

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

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Selling, operating and administrative expenses:
Personnel	$48,029	$48,936	$907	1.9%
Professional fees	5,690	6,786	1,096	16.2%
Lease costs	3,506	3,954	448	11.3%
Other	23,331	29,651	6,320	21.3%
Total selling, operating and administrative expenses	$80,556	$89,327	$8,771	9.8%
Percent of revenue	51.4%	53.2%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel costs decreased primarily due to lower compensation expense due to a reduction in headcount, see Note 2, Summary of Significant Accounting Policies for additional information, partially offset by an increase in employee retention related expense and higher equity-based compensation.
●	Professional fees decreased primarily due to lower legal expenses. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q.
●	Other selling, operating and administrative expenses decreased due to a reduction in expenses from our annual RE/MAX agent convention as a result of lower attendance due the 50th anniversary celebration in the prior year, a decrease in bad debt expense, decreased property taxes and a reduction in technology expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower Franchise agreements amortization expense from prior years independent region acquisitions and the acceleration of amortization of technology in the prior year, partially offset by higher Mortgage segment amortization expense.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Other expenses, net:
Interest expense	$(18,447)	$(17,085)	$(1,362)	(8.0)%
Interest income	1,950	2,145	(195)	(9.1)%
Foreign currency transaction gains (losses)	(642)	258	(900)	n/m
Total other expenses, net	$(17,139)	$(14,682)	$(2,457)	(16.7)%
Percent of revenue	10.9%	8.7%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of rising interest rates. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar and the Canadian dollar has weakened in comparison to the U.S dollar between the six months ended June 30, 2023 and the six months ended June 30, 2024.

Provision for Income Taxes

The comparison of the effective income tax rates (“EITR”) for the six months ended June 30, 2024 and 2023 are not meaningful. For the six months ended June 30, 2024, the EITR was mainly impacted by foreign tax expense on foreign sourced income and a valuation allowance against the associated US foreign tax credit. For the six months ended June 30, 2023, the EITR included tax effects of the reduced income (loss) before provision for income taxes, primarily in the U.S., which means that permanent tax differences such as discrete items are significant as a percentage of income before provision for income taxes, including the impact from vesting of equity-based compensation where tax deductible expense was less than GAAP expense.

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

Adjusted EBITDA was $47.1 million for the six months ended June 30, 2024, an increase of $0.5 million from the comparable prior year period. Adjusted EBITDA increased due to lower compensation expense due to a reduction in headcount, a decrease in bad debt expense, lower legal expenses, a reduction in technology expenses, and decreased property tax expense, partially offset by a decrease in U.S. agent count and a reduction in revenue from previous acquisitions.

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

Revenue excluding the Marketing Funds is a non-GAAP measure of financial performance that differs from U.S. GAAP, and we believe that exclusion of the Marketing Funds is a useful supplemental measure as we recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability. Revenue excluding the

Marketing Funds is calculated directly from our condensed consolidated financial statements as Total revenue less Marketing Funds fees.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	these measures do not reflect the cash requirements for the settlement of industry class-action lawsuits and other legal settlements;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$6,190	$3,244	$583	$2,565
Depreciation and amortization	7,400	8,008	15,252	16,041
Interest expense	9,191	8,840	18,447	17,085
Interest income	(949)	(1,141)	(1,950)	(2,145)
Provision for income taxes	1,473	2,422	2,977	2,814
EBITDA	23,305	21,373	35,309	36,360
Equity-based compensation expense	3,902	4,708	9,825	9,159
Acquisition-related expense (1)	—	64	—	101
Fair value adjustments to contingent consideration (2)	103	(95)	137	(99)
Restructuring charges (3)	(9)	(72)	(41)	(33)
Other (4)	775	666	1,839	1,076
Adjusted EBITDA	$28,076	$26,644	$47,069	$46,564

(1)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(2)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(3)	During the third quarter of 2023, we announced a reduction in force and reorganization intended to streamline our operations and yield cost savings over the long term. See Note 2, Summary of Significant Accounting Policies for additional information.
(4)	Other is primarily made up of employee retention related expenses from our CEO transition.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is primarily affected by the change in our agent and franchise base and conditions in the real estate market. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by several factors including agents in the RE/MAX network, particularly in Company-Owned Regions. Our cash flows are primarily related to the timing of:

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

We are also limited in the amount of restricted payments we can make, as defined in the Senior Secured Credit Facility, as it provides for customary restrictions on, among other things, additional indebtedness, restricted payments, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. The restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, we can make unlimited restricted payments, if the TLR is below 3.50:1 (both before and after giving effect to such payments). So long as the TLR exceeds 3.50:1, we will be limited in the amount of restricted payments – primarily dividends and share repurchases – we can make up to the greater of $50 million or 50% of consolidated EBITDA on a trailing twelve-month basis (unless we can rely on other restricted payment baskets available under the Senior Secured Credit Facility).

The TLR is calculated based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA, both defined in the Senior Secured Credit Facility. As of June 30, 2024, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $43.5 million on a trailing twelve-month basis. As of June 30, 2024, the TLR of 8.74:1, exceeded 4.50:1, primarily due to the final payment of the Settlement Amount of industry class-action lawsuits (for additional information see Note 11, Commitments and Contingencies). As a result, as long as the TLR remains above 3.50:1, we will be limited in the amount of restricted payments we can make and as long as the TLR remains above 4.50:1, access to borrowings under the revolving line of credit will be restricted. We currently expect that the TLR will fall below 4.50:1 by September 30, 2024.

With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Prior to July 2023, borrowings under the term loans and revolving loans accrued interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”) on or before June 2023 (the LIBOR Rate cessation date) and we transitioned from LIBOR to Adjusted Term SOFR on July 31, 2023. Borrowings under the term loans and revolving loans accrue interest based on Adjusted Term SOFR, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%. As of June 30, 2024, the interest rate on the term loan facility was 8.0%.

As of June 30, 2024, we had $446.2 million of term loans outstanding, excluding any unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of June 30, 2024 and December 31, 2023, we had $66.1 million and $82.6 million, respectively, of cash and cash equivalents, of which approximately $13.4 million and $32.5 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash provided by (used in):
Operating activities	$25,266	$2,242
Investing activities	(4,093)	(2,397)
Financing activities	(5,387)	(24,198)
Effect of exchange rate changes on cash	(875)	661
Net change in cash, cash equivalents and restricted cash	$14,911	$(23,692)

Operating Activities

Cash provided by operating activities increased primarily as a result of:

●	lower spend in the Marketing Funds in the current year, which resulted in a $4.0 million increase in restricted cash and cash flow provided by operating activities. Compared to higher spend in the Marketing Funds in the prior year, which resulted in an $11.8 million decrease in restricted cash and cash flow provided by operating activities. This contributed to a net year over year increase in cash flow provided by operating activities of $15.8 million;
●	an increase due to lower tax payments in the current year of $0.6 million; and
●	an increase in Adjusted EBITDA of $0.5 million; offset by,
●	a decrease due to higher interest payments of $1.3 million, due to higher interest rates in the current year; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2024, the change in cash used in investing activities was primarily the result of higher spend on our leased buildings other than our corporate headquarters and capitalizable technology investments compared to the prior year.

Financing Activities

During the six months ended June 30, 2024, the change in cash used in financing activities was primarily due to the suspension of our quarterly dividend during the fourth quarter of 2023 and not allocating capital to our share repurchase program in the current year.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $4.5 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively. These amounts primarily relate to higher spend on leased buildings other than our corporate headquarters and spend on investments in technology. We plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2024 are expected to be between $7.0 million and $8.5 million. See Financial and Operational Highlights above for additional information.

Return of Capital

In the fourth quarter of 2023, our Board of Directors suspended our quarterly dividend. In light of the litigation settlement and ongoing challenging housing and mortgage market conditions, we continue to believe this action to preserve our capital is prudent. Our Board of Directors approved quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock during the first and second quarter in 2023, as disclosed in Note 4, Earnings Per Share and Dividends.

During the first quarter of 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. During the six months ended June 30, 2023, 160,405 shares of our Class A common stock were repurchased and retired for $3.4 million, excluding commissions, at an average cost of $21.24 per share. During the six months ended June 30, 2024, we did not repurchase any shares of our Class A common stock. As of June 30, 2024, $62.5 million remained available under the share repurchase authorization.

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

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Tax distributions	$—	$—
Dividend distributions	—	5,778
Total distributions to non-controlling unitholders	—	5,778
Payments pursuant to the TRAs	537	—
Total distributions to non-controlling unitholders and TRA payments	$537	$5,778

Commitments and Contingencies

See Note 11, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of June 30, 2024.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the six months ended June 30, 2024 and 2023 bad debt expense was 1.0% and 2.1% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On June 30, 2024, $446.2 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. Up until and prior to September 30, 2023, the interest rate on our Senior Secured Credit Facility was based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. We transitioned from LIBOR to Adjusted Term SOFR during the third quarter of 2023 and borrowings under the term loans and revolving loans accrue interest based on Adjusted Term SOFR, beginning on July 31, 2023, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%.

As of June 30, 2024, the interest rate was 8.0%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three and six months ended June 30, 2024, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.4 million and $0.8 million, respectively, related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2024 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases of our Class A common stock for the three months ended June 30, 2024:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be
	Publicly Announced	Average Price	Purchased Under the
Period	Plans or Programs (a)	Paid Per Share	Plans or Programs
Apr 1-30	—	$—	$62,491,567
May 1-31	—	$—	$62,491,567
Jun 1-30	—	$—	$62,491,567
Total	—

In January 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. There was no repurchase activity during the three months ended June 30, 2024. As of June 30, 2024, $62.5 million remains under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

3.3	Amendment No. 1 to Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	5/31/2023	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Form of Time-Based Restricted Stock Unit Award†	10-Q	001-36101	5/4/2023	10.1

10.2	Form of Performance-Based Restricted Stock Unit Award†	10-Q	001-36101	5/2/2024	10.2

10.3	Letter Agreement, dated May 31, 2024, between RE/MAX Holdings, Inc. and Serene Smith.†	8-K	001-36101	6/3/2024	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	August 8, 2024	By:	/s/ Erik Carlson
Erik Carlson
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2024	By:	/s/ Leah R. Jenkins
Leah R. Jenkins Chief Accounting Officer (Principal Accounting Officer)