Form 10-Q
period 2024-09-30
RE/MAX Holdings, Inc.
filed 2024-10-31
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024.

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

On October 25, 2024, there were 18,872,052 outstanding shares of the registrant’s Class A common stock, $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$83,779	$82,623
Restricted cash	72,599	43,140
Accounts and notes receivable, current portion, net of allowances	30,598	33,427
Income taxes receivable	1,693	1,706
Other current assets	13,224	15,669
Total current assets	201,893	176,565
Property and equipment, net of accumulated depreciation	8,295	8,633
Operating lease right of use assets	19,209	23,013
Franchise agreements, net	87,346	101,516
Other intangible assets, net	15,297	19,176
Goodwill	240,102	241,164
Other assets, net of current portion	6,507	7,083
Total assets	$578,649	$577,150
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,347	$4,700
Accrued liabilities	105,132	107,434
Income taxes payable	1,274	766
Deferred revenue	22,625	23,077
Current portion of debt	4,600	4,600
Current portion of payable pursuant to tax receivable agreements	285	822
Operating lease liabilities	8,437	7,920
Total current liabilities	147,700	149,319
Debt, net of current portion	437,176	439,980
Deferred tax liabilities	11,281	10,797
Deferred revenue, net of current portion	15,482	17,607
Operating lease liabilities, net of current portion	25,044	31,479
Other liabilities, net of current portion	3,729	4,029
Total liabilities	640,412	653,211
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,872,052 and 18,269,284 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	562,594	550,637
Accumulated deficit	(139,524)	(140,217)
Accumulated other comprehensive income (deficit), net of tax	35	638
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	423,107	411,060
Non-controlling interest	(484,870)	(487,121)
Total stockholders' equity (deficit)	(61,763)	(76,061)
Total liabilities and stockholders' equity (deficit)	$578,649	$577,150

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Continuing franchise fees	$30,798	$31,834	$92,223	$96,011
Annual dues	7,969	8,456	24,345	25,661
Broker fees	14,915	14,255	40,159	39,468
Marketing Funds fees	20,098	20,853	60,331	63,272
Franchise sales and other revenue	4,698	5,825	18,160	24,659
Total revenue	78,478	81,223	235,218	249,071
Operating expenses:
Selling, operating and administrative expenses	35,932	43,090	116,488	132,417
Marketing Funds expenses	20,098	20,853	60,331	63,272
Depreciation and amortization	7,237	8,195	22,489	24,236
Settlement and impairment charges	—	55,000	—	55,000
Gain on reduction in tax receivable agreement liability	—	(24,917)	—	(24,917)
Total operating expenses	63,267	102,221	199,308	250,008
Operating income (loss)	15,211	(20,998)	35,910	(937)
Other expenses, net:
Interest expense	(9,249)	(9,292)	(27,696)	(26,377)
Interest income	885	1,173	2,835	3,318
Foreign currency transaction gains (losses)	74	125	(568)	383
Total other expenses, net	(8,290)	(7,994)	(25,429)	(22,676)
Income (loss) before provision for income taxes	6,921	(28,992)	10,481	(23,613)
Provision for income taxes	(3,507)	(53,680)	(6,484)	(56,494)
Net income (loss)	$3,414	$(82,672)	$3,997	$(80,107)
Less: net income (loss) attributable to non-controlling interest	2,448	(23,218)	2,679	(21,992)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$966	$(59,454)	$1,318	$(58,115)

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.05	$(3.28)	$0.07	$(3.22)
Diluted	$0.05	$(3.28)	$0.07	$(3.22)
Weighted average shares of Class A common stock outstanding
Basic	18,863,793	18,150,557	18,733,190	18,064,009
Diluted	19,483,798	18,150,557	19,063,279	18,064,009
Cash dividends declared per share of Class A common stock	$—	$0.23	$—	$0.69

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$3,414	$(82,672)	$3,997	$(80,107)
Change in cumulative translation adjustment	695	(1,015)	(1,010)	313
Other comprehensive income (loss), net of tax	695	(1,015)	(1,010)	313
Comprehensive income (loss)	4,109	(83,687)	2,987	(79,794)
Less: Comprehensive income (loss) attributable to non-controlling interest	2,728	(23,601)	2,272	(21,945)
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$1,381	$(60,086)	$715	$(57,849)

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity (deficit)
Balances, January 1, 2024	18,269,284	$2	1	$—	$550,637	$(140,217)	$638	$(487,121)	$(76,061)
Net income (loss)	—	—	—	—	—	(3,353)	—	(2,254)	(5,607)
Equity-based compensation expense and dividend equivalents	866,069	—	—	—	8,146	(585)	—	—	7,561
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(743)	(505)	(1,248)
Shares withheld for taxes on share-based compensation	(282,495)	—	—	—	(2,498)	—	—	—	(2,498)
Balances, March 31, 2024	18,852,858	$2	1	$—	$556,285	$(144,155)	$(105)	$(489,880)	$(77,853)
Net income (loss)	—	—	—	—	—	3,705	—	2,485	6,190
Equity-based compensation expense and dividend equivalents	2,734	—	—	—	2,883	(2)	—	—	2,881
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(275)	(182)	(457)
Shares withheld for taxes on share-based compensation	(930)	—	—	—	(7)	—	—	—	(7)
Other	—	—	—	—	119	(34)	—	5	90
Balances, June 30, 2024	18,854,662	$2	1	$—	$559,280	$(140,486)	$(380)	$(487,572)	$(69,156)
Net income (loss)	—	—	—	—	—	966	—	2,448	3,414
Equity-based compensation expense and dividend equivalents	22,232	—	—	—	3,357	(4)	—	—	3,353
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	415	280	695
Shares withheld for taxes on share-based compensation	(4,842)	—	—	—	(43)	—	—	—	(43)
Other	—	—	—	—	—	—	—	(26)	(26)
Balances, September 30, 2024	18,872,052	$2	1	$—	$562,594	$(139,524)	$35	$(484,870)	$(61,763)

See accompanying notes to unaudited condensed consolidated financial statements

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2023	17,874,238	$2	1	$—	$535,566	$(53,999)	$(395)	$(449,472)	$31,702
Net income (loss)	—	—	—	—	—	(671)	—	(8)	(679)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	593,463	—	—	—	6,635	(660)	—	—	5,975
Dividends to Class A common stockholders	—	—	—	—	—	(4,164)	—	—	(4,164)
Repurchase and retirement of common shares	(160,405)				—	(3,408)	—	—	(3,408)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	82	17	99
Shares withheld for taxes on share-based compensation	(185,349)	—	—	—	(3,458)	—	—	—	(3,458)
Other	—	—	—	—	—	(235)	—	—	(235)
Balances, March 31, 2023	18,121,947	$2	1	$—	$538,743	$(63,137)	$(313)	$(452,352)	$22,943
Net income (loss)	—	—	—	—	—	2,010	—	1,234	3,244
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	5,682	—	—	—	3,688	(3)	—	—	3,685
Dividends to Class A common stockholders	—	—	—	—	—	(4,168)	—	—	(4,168)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	816	413	1,229
Shares withheld for taxes on share-based compensation	(1,013)	—	—	—	(19)	—	—	—	(19)
Balances, June 30, 2023	18,126,616	$2	1	$—	$542,412	$(65,298)	$503	$(453,594)	$24,025
Net income (loss)	—	—	—	—	—	(59,454)	—	(23,218)	(82,672)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(2,889)	(2,889)
Equity-based compensation expense and dividend equivalents	121,311	—	—	—	4,309	(327)	—	—	3,982
Dividends to Class A common stockholders	—	—	—	—	—	(4,170)	—	—	(4,170)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(632)	(383)	(1,015)
Shares withheld for taxes on share-based compensation	(34,430)	—	—	—	(537)	—	—	—	(537)
Other	—	—	—	—	—	1	—	—	1
Balances, September 30, 2023	18,213,497	$2	1	$—	$546,184	$(129,248)	$(129)	$(480,084)	$(63,275)

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,997	$(80,107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,489	24,236
Equity-based compensation expense	14,443	14,050
Bad debt expense	1,039	4,903
Deferred income tax expense (benefit)	434	51,799
Fair value adjustments to contingent consideration	(300)	(379)
Settlement payment, net	—	55,000
Loss (gain) on sale or disposition of assets, net	160	386
Non-cash lease benefit	(2,110)	(2,242)
Non-cash debt charges	646	644
Payment of contingent consideration in excess of acquisition date fair value	(360)	—
Gain on reduction in tax receivable agreement liability	—	(24,917)
Other, net	53	(73)
Changes in operating assets and liabilities	2,376	(23,675)
Net cash provided by operating activities	42,867	19,625
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(5,821)	(4,249)
Other	698	679
Net cash used in investing activities	(5,123)	(3,570)
Cash flows from financing activities:
Payments on debt	(3,450)	(3,450)
Distributions paid to non-controlling unitholders	—	(8,667)
Dividends and dividend equivalents paid to Class A common stockholders	(591)	(13,492)
Payments related to tax withholding for share-based compensation	(2,548)	(4,014)
Common shares repurchased	—	(3,408)
Payment of contingent consideration	—	(360)
Other financing	(21)	—
Net cash used in financing activities	(6,610)	(33,391)
Effect of exchange rate changes on cash	(519)	21
Net increase (decrease) in cash, cash equivalents and restricted cash	30,615	(17,315)
Cash, cash equivalents and restricted cash, beginning of period	125,763	138,128
Cash, cash equivalents and restricted cash, end of period	$156,378	$120,813

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2023, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2024 and the results of its operations and comprehensive income (loss), cash flows and changes in its stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023. Interim results may not be indicative of full-year performance.

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

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s major streams of revenue are:

●	Continuing franchise fees, which are fixed contractual fees paid monthly by RE/MAX or Motto franchisees or RE/MAX Independent Region sub-franchisors based on the number of RE/MAX agents or Motto open offices.
●	Annual dues, which are fees charged directly to RE/MAX agents.
●	Broker fees, which are fees on real estate commissions when a RE/MAX agent assists a consumer with buying or selling a home.
●	Marketing Funds fees, which are fixed contractual fees paid monthly by franchisees based on the number of RE/MAX agents or Motto open offices, which are obligated to be used for marketing campaigns to build brand awareness and to support agent and loan originator marketing technology.
●	Franchise sales and other revenue, which consists of fees from initial sales of RE/MAX and Motto franchises, renewals of RE/MAX franchises and RE/MAX master franchise fees, as well as data services subscription revenue, preferred marketing arrangements, technology products and subscription revenue, events-related revenue from education and other programs and mortgage loan processing revenue.

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Other deferred revenue is primarily related to events-related revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2024	New billings	recognized (a)	September 30, 2024
Franchise sales	$24,613	$3,892	$(6,327)	$22,178
Annual dues	13,282	23,897	(24,345)	12,834
Other	2,789	14,555	(14,249)	3,095
	$40,684	$42,344	$(44,921)	$38,107

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $6.1 million and $12.2 million, respectively, for the nine months ended September 30, 2024.

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2024	for new activity	recognized	September 30, 2024
Capitalized contract costs for commissions	$4,225	$1,324	$(2,034)	$3,515

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Franchise sales	$1,739	$6,342	$5,098	$3,780	$2,393	$1,066	$1,760	$22,178
Annual dues	6,033	6,801	—	—	—	—	—	12,834
Total	$7,772	$13,143	$5,098	$3,780	$2,393	$1,066	$1,760	$35,012

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
U.S. Company-Owned Regions	$34,378	$35,504	$100,094	$105,440
U.S. Independent Regions	1,549	1,668	4,591	4,896
Canada Company-Owned Regions	10,717	10,607	31,223	30,946
Canada Independent Regions	707	721	2,094	2,168
Global	3,659	3,251	10,636	9,653
Fee revenue (a)	51,010	51,751	148,638	153,103
Franchise sales and other revenue (b)	3,629	4,812	15,198	21,649
Total Real Estate	54,639	56,563	163,836	174,752
U.S.	14,889	15,638	45,219	48,043
Canada	4,932	4,956	14,352	14,440
Global	277	259	760	789
Total Marketing Funds	20,098	20,853	60,331	63,272
Mortgage (c)	3,741	3,640	11,051	10,444
Other (c)	—	167	—	603
Total	$78,478	$81,223	$235,218	$249,071
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is mostly derived within the U.S. The decline in other revenue is primarily attributable to a reduction in revenue from the Company’s annual RE/MAX agent convention as a result of lower attendance due the 50th anniversary celebration in the prior year and from revenue from previous acquisitions.
(c)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$83,779	$82,623
Restricted cash:
Marketing Funds (a)	17,599	15,640
Settlement Fund (b)	55,000	27,500
Total cash, cash equivalents and restricted cash	$156,378	$125,763

(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.

(b)	Represents the net amounts held in the Settlement Fund as part of the settlement of industry class-action lawsuits. See Note 11, Commitments and Contingencies for additional information.

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

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Technology − operating	$1,066	$1,169	$3,166	$3,507
Technology − capital(a)	—	—	—	(203)
Marketing staff and administrative services	1,507	1,441	4,504	4,416
Total	$2,573	$2,610	$7,670	$7,720
(a)	During the first quarter of 2023, the Company determined that certain development projects were no longer needed and therefore $0.2 million, reflecting the cost of work in process assets that would no longer be placed in service, was refunded to the Marketing Funds.

Accounts and Notes Receivable

As of September 30, 2024, and December 31, 2023, the Company had allowances against accounts and notes receivable of $11.1 million and $10.9 million, respectively.

Property and Equipment

As of September 30, 2024, and December 31, 2023 the Company had accumulated depreciation of $15.2 million and $13.1 million, respectively.

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

Restructuring and Reduction in Force Charges

During the third quarter of 2023, the Company announced a reduction in force and reorganization (the “Reorganization”) intended to streamline the Company’s operations and yield cost savings over the long term. The Reorganization reduced the Company’s overall workforce by approximately 7% and was substantially complete by September 30, 2023. As a result of the Reorganization, the Company incurred a pre-tax cash charge recorded in “Selling, operating and administrative expenses” within the Condensed Consolidated Statements of Income (Loss) for one-time termination benefits of severance and related costs of $4.3 million and accelerated equity compensation expense of $0.5 million in the third quarter of 2023. See Note 6, Accrued Liabilities for a roll forward of the liability related to the Reorganization as of September 30, 2024.

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

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the Canadian entity for RE/MAX INTEGRA (“INTEGRA”). The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” on the Consolidated Statements of Income (Loss) along with the related derivative contracts. During the three months ended September 30, 2024 and 2023, the Company recognized a net realized loss of $0.6 million and a net realized gain of $0.7, respectively. During the nine months ended September 30, 2024, and 2023 the Company recognized a net realized gain of $1.2 million and a net realized loss of $0.4 million, respectively.

The Company has a short-term $44.0 million Canadian dollar forward contract that matures in the fourth quarter of 2024 that net settles in U.S. dollars based on the prevailing spot rates at maturity.

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

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	September 30, 2024		December 31, 2023
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	40.0%	12,559,600	40.7%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,872,052	60.0%	18,269,284	59.3%
Total common units in RMCO	31,431,652	100.0%	30,828,884	100.0%

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

	Three Months Ended September 30,
	2024			2023
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	60.0%	40.0%	100.0%	59.1%	40.9%	100.0%
Income (loss) before provision for income taxes (a)	$3,552	$3,369	$6,921	$(6,866)	$(22,126)	$(28,992)
(Provision) / benefit for income taxes (b)	(2,586)	(921)	(3,507)	(52,588)	(1,092)	(53,680)
Net income (loss)	$966	$2,448	$3,414	$(59,454)	$(23,218)	$(82,672)

	Nine Months Ended September 30,
	2024			2023
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	59.9%	40.1%	100.0%	59.0%	41.0%	100.0%
Income (loss) before provision for income taxes (a)	$6,284	$4,197	$10,481	$(3,694)	$(19,919)	$(23,613)
(Provision) / benefit for income taxes (b)	(4,966)	(1,518)	(6,484)	(54,421)	(2,073)	(56,494)
Net income (loss)	$1,318	$2,679	$3,997	$(58,115)	$(21,992)	$(80,107)
(a)	The WAO percentage of RMCO differs from the percentage allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Tax distributions	$—	$—
Dividend distributions (a)	—	8,667
Total distributions to non-controlling unitholders	$—	$8,667
(a)	In the fourth quarter of 2023, the Company announced that its Board of Directors suspended the Company’s quarterly dividend.

4. Earnings (Loss) Per Share, Dividends and Repurchases

Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$966	$(59,454)	$1,318	$(58,115)
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,863,793	18,150,557	18,733,190	18,064,009
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,863,793	18,150,557	18,733,190	18,064,009
Add dilutive effect of the following:
Restricted stock	620,005	—	330,089	—
Weighted average shares of Class A common stock outstanding, diluted	19,483,798	18,150,557	19,063,279	18,064,009
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.05	$(3.28)	$0.07	$(3.22)
Diluted	$0.05	$(3.28)	$0.07	$(3.22)

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Nine Months Ended September 30, 2023
Quarter end declared	Date paid	Per share	Class A stockholders ($)	Non-controlling unitholders ($)
March 31	March 22, 2023	$0.23	$4,164	$2,889
June 30	May 31, 2023	0.23	4,168	2,889
September 30	August 29, 2023	0.23	4,169	2,889
		$0.69	$12,501	$8,667

In the fourth quarter of 2023, the Company’s Board of Directors suspended the Company’s quarterly dividend and therefore no dividends were paid during the first three quarters of 2024. In light of the litigation settlement and ongoing challenging housing and mortgage market conditions (as further discussed in Note 11, Commitments and Contingencies), the Company’s Board of Directors believes this action to preserve the Company’s capital is prudent.

Share Repurchases and Retirement

In January 2022, the Company’s Board of Directors authorized a common stock repurchase program of up to $100 million. During the nine months ended September 30, 2023, 160,405 shares of the Company’s Class A common stock were repurchased and retired for $3.4 million excluding commissions, at a weighted average cost of $21.24. During the nine months ended September 30, 2024, the Company did not repurchase any shares. As of September 30, 2024, $62.5 million remained available under the share repurchase program.

5. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of September 30, 2024			As of December 31, 2023
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	11.8	$224,726	$(137,380)	$87,346	$225,716	$(124,200)	$101,516
Other intangible assets:
Software (a)	4.1	$56,643	$(44,926)	$11,717	$52,918	$(39,192)	$13,726
Trademarks	9.1	992	(745)	247	971	(649)	322
Non-compete agreements	5.0	12,962	(9,687)	3,275	13,051	(8,156)	4,895
Training materials	—	2,400	(2,400)	—	2,400	(2,400)	—
Other	7.0	870	(812)	58	870	(637)	233
Total other intangible assets	4.5	$73,867	$(58,570)	$15,297	$70,210	$(51,034)	$19,176

(a)	As of September 30, 2024 and December 31, 2023, capitalized software development costs of $1.1 million and $1.0 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $6.6 million and $7.6 million for the three months ended September 30, 2024 and 2023, respectively and was $20.7 million and $22.4 million for the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2024	$6,433
2025	23,458
2026	16,773
2027	9,656
2028	8,361
Thereafter	37,962
$102,643

The following table presents changes to goodwill at the Real Estate reporting unit (in thousands):

Real Estate
Balance, January 1, 2024	$241,164
Effect of changes in foreign currency exchange rates	(1,062)
Balance, September 30, 2024	$240,102

As of September 30, 2024, there were no events or circumstances that would indicate impairment may have occurred.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Marketing Funds (a)	$29,280	$28,753
Accrued payroll and related employee costs	13,139	14,231
Accrued taxes	1,668	2,567
Accrued professional fees	1,357	937
Settlement payable (b)	55,000	55,700
Other	4,688	5,246
	$105,132	$107,434

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes pursuant to the terms of the applicable franchise agreements. See Note 2, Summary of Significant Accounting Policies for additional information.
(b)	Represents the net settlement payable as part of the settlement of industry class-action lawsuits and other legal settlements. See Note 11, Commitments and Contingencies for additional information.

The following table presents a roll forward of the severance and related costs liability as related to the Reorganization and the strategic shift and restructure of the Company’s business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance, January 1, 2024	$2,622
Severance and other related expenses	(27)
Cash payments	(2,142)
Balance, September 30, 2024 (a)	$453

(a)	The remaining liability balance is related to the strategic shift and restructure of the Company’s business that occurred in the third quarter of 2023.

7. Debt

Debt, net of current portion, consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Senior Secured Credit Facility	$445,050	$448,500
Less unamortized debt issuance costs	(2,419)	(2,896)
Less unamortized debt discount costs	(855)	(1,024)
Less current portion	(4,600)	(4,600)
	$437,176	$439,980

As of September 30, 2024, maturities of debt are as follows (in thousands):

Remainder of 2024	$1,150
2025	4,600
2026	4,600
2027	4,600
2028	430,100
$445,050

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its Senior Secured Credit Facility to fund the acquisition of INTEGRA and refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility which matures and must be repaid on July 21, 2026, if any amounts are drawn.

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

In addition, if any amounts are drawn under the revolving line of credit under the Senior Secured Credit Facility, the terms of the Company’s Senior Secured Credit Facility require the Company’s TLR to not exceed 4.50:1 at the last day of any period of four consecutive fiscal quarters. If the Company’s TLR exceeds 4.50:1, access to borrowings under the revolving line of credit will be restricted. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of the Company’s TLR. As of the date of this report, no amounts were drawn on the revolving line of credit.

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

The Company’s TLR is calculated based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA, both defined in the Senior Secured Credit Facility. As of September 30, 2024, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $102.7 million on a trailing twelve-month basis and the Company’s TLR was 3.52:1. As long as the Company’s TLR remains above 3.50:1, the Company will be limited in the amount of restricted payments it can make. In addition, access to borrowings under the revolving line of credit will not be restricted based on TLR so long as the Company’s TLR remains below 4:50:1.

With certain exceptions, any default under any of the Company’s other agreements evidencing indebtedness in the amount of $15.0 million or more would constitute an event of default under the Senior Secured Credit Facility.

Prior to July 2023, borrowings under the term loans and revolving loans accrued interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”) on or before June 2023 (the LIBOR Rate cessation date) and the Company transitioned from LIBOR to Adjusted Term SOFR on July 31, 2023. Borrowings under the term loans and revolving loans accrue interest based on Adjusted Term SOFR, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%. As of September 30, 2024, the interest rate on the term loan facility was 7.5%.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of September 30, 2024				As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$2,100	$—	$—	$2,100	$2,170	$—	$—	$2,170
Gadberry Group contingent consideration	—	—	—	—	590	—	—	590
Contingent consideration (a)	$2,100	$—	$—	$2,100	$2,760	$—	$—	$2,760
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 20-90 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales and a 1% change to the discount rate applied to the forecast would not change the liability materially. As of September 30, 2024, the Company does not anticipate making any further cash payments for contingent consideration associated with the acquisition of Gadberry Group. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2024	$2,760
Fair value adjustments	(300)
Cash payments	(360)
Balance at September 30, 2024	$2,100

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$441,776	$423,910	$444,580	$421,590

9. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate and discrete items recorded during the nine months ended September 30, 2024.

Valuation Allowance

In the tax year ending December 31, 2023, the Company evaluated the need for a valuation allowance against its deferred tax assets and determined that in accordance with ASC 740 Income Taxes (“ASC 740”), the objective negative evidence of a three-year cumulative pre-tax net loss, primarily due to the settlement of the Nationwide Claims, as defined in Note 11, Commitments and Contingencies, prevented the use of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its net deferred tax assets. As a result, a full valuation allowance was established against the Company’s deferred tax assets. As of September 30, 2024, the Company expects to remain in a three-year cumulative loss and has recorded a $1.0 million valuation allowance against its U.S. net deferred tax assets.

Tax Receivable Agreements (“TRAs”)

As of September 30, 2024, the Company’s total liability under the TRAs for the tax year ending December 31, 2023 is $0.3 million. This liability is expected to be settled in the fourth quarter of 2024.

Uncertain Tax Positions

As of September 30, 2024, there have been no material changes to the Company’s uncertain tax positions since December 31, 2023 and a portion of the Company’s uncertain tax positions have a reasonable possibility of being settled within the next twelve months.

10. Equity-Based Compensation

Equity-based compensation expense under the Holdings 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) as well as the Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan” and, together with the 2013 Incentive Plan, the “Incentive Plans”), is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Expense from time-based awards (a)	$2,653	$3,269	$8,603	$8,616
Expense from performance-based awards (a)(b)	706	1,040	2,182	2,601
Expense from bonus to be settled in shares (c)	1,259	582	3,658	2,833
Equity-based compensation expense	$4,618	$4,891	$14,443	$14,050
(a)	Includes $1.0 million of expense recognized for time-based awards and $0.6 million of expense recognized for performance-based awards, for the nine months ended September 30, 2024, for inducement awards granted to the Company's CEO, Erik Carlson, in the fourth quarter of 2023. These equity awards were made pursuant to the inducement award exception under the New York Stock Exchange Rule 303A.08 and were not granted from the 2023 Incentive Plan. All of the restricted stock units remain outstanding as of September 30, 2024.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions.
(c)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2024	1,066,594	$18.70
Granted	1,409,452	$8.64
Shares vested (including tax withholding) (a)	(457,371)	$23.42
Forfeited	(105,010)	$14.25
Balance, September 30, 2024	1,913,665	$10.41

(a)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of September 30, 2024, there was $11.7 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2024	783,231	$7.87
Granted (a)	473,590	$8.81
Forfeited	(101,867)	$19.08
Balance, September 30, 2024	1,154,954	$7.27

(a)	Represents the total participant target award.

As of September 30, 2024, there was $3.3 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.5 years.

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

On September 15, 2023, RE/MAX, LLC entered into a Settlement Term Sheet (the “Settlement”) with plaintiffs in the Burnett Action and Moehrl Action. The proposed Settlement would resolve all claims set forth in the Burnett Action and Moehrl Action, as well as all similar claims on a nationwide basis against RE/MAX, LLC (collectively, the “Nationwide Claims”) and would release RE/MAX, LLC and the Company, their subsidiaries and affiliates, and RE/MAX sub-franchisors, franchisees and their sales associates in the United States from the Nationwide Claims. By the terms of the Settlement, RE/MAX, LLC agreed to make certain changes to its business practices and to pay a total settlement amount of $55.0 million (the “Settlement Amount”) into a qualified settlement escrow fund (the “Settlement Fund”). The Settlement Amount was deposited into the Settlement Fund in three installments per the Settlement Agreement (as defined below), of which 25% (or $13.8 million) was deposited during the third quarter of 2023, 25% (or $13.8 million) was deposited during the fourth quarter of 2023, and the final 50% (or $27.5 million) was deposited during the second quarter of 2024. The Company used available cash to pay the Settlement Amount. In 2023, the Company recorded the Settlement Amount to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Consolidated Condensed Balance Sheets. Until the conclusion of the appeals process, the Settlement Amount that was paid into the Settlement Fund is included in “Restricted cash” within the Consolidated Condensed Balance Sheets.

The Settlement Agreement and any actions taken to carry out the Settlement Agreement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of any party. RE/MAX, LLC continues to deny the material allegations of the complaints in the Burnett Action, the Moehrl Action, the Moehrl-related antitrust litigations, and the Copycat Cases (as defined below). RE/MAX, LLC entered into the Settlement after considering the risks and costs of continuing the litigation. On September 19, 2023, the Burnett court stayed deadlines as to RE/MAX, LLC. On October 5, 2023, RE/MAX, LLC entered into a definitive settlement agreement (the “Settlement Agreement”) containing substantially the same material terms and conditions as provided in the Settlement On November 20, 2023, the court granted preliminary approval of the Settlement Agreement and on May 9, 2024, the court granted final approval. Appeals were subsequently filed, including by one of the Batton plaintiffs. The Settlement Agreement will become effective if the order approving the Settlement Agreement is affirmed at the conclusion of the appeals process.

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

Kevin McFall v. Canadian Real Estate Association, et. al., filed on January 18, 2024 in the Federal Court of Canada.

Copycat lawsuits to the Moehrl-related antitrust litigations were filed by plaintiff Monty March in the Southern District of New York (the “March Action”), plaintiff Christina Grace in the Northern District of California (the “Grace Action”), plaintiff Willsim Latham, LLC in the Eastern District of California (the “Willsim Action”), and plaintiff Dalton Jensen in the District of Utah (the “Jensen Action”) (together, the “Copycat Cases”). The Company intends to vigorously defend against all claims, including seeking to stay the lawsuits in light of the Settlement Agreement. On December 27, 2023, a motion was filed by plaintiffs in another copycat lawsuit that did not name the Company, seeking to consolidate the copycat lawsuits in a multidistrict litigation, including the Grace Action, the March Action, and the Willsim Action, and many lawsuits that did not name the Company, in the Western District of Missouri for purposes of pretrial activities (the “MDL motion”). The MDL motion was denied based on the procedural posture of the litigation and the NAR settlement, without reaching the issue of whether centralization would be appropriate. In the Grace Action, the March Action, and the Willsim Action, the courts ordered a stay of the matters pending resolution of appeals of the Settlement Agreement. In the Jensen Action, plaintiff filed a notice of voluntary dismissal on May 23, 2024, which the court granted. The Copycat Cases that name the Company consist of:

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

On August 22, 2024, plaintiff Homie Technology, Inc. (“Homie”) filed suit against the National Association of Realtors, Anywhere Real Estate, Inc., Keller Williams Realty, Inc., HomeServices of America, Inc., HSF Affiliates, LLC, RE/MAX, LLC, and Wasatch Front Regional Multiple Listing Service, Inc. in the United States District Court for the District of Utah. The lawsuit alleges certain NAR rules, many of which are at issue in the Moehrl-related antitrust litigations, created a barrier to entry for Homie as a competitor, and that other defendants agreed and/or conspired to implement these rules and engaged in conduct that foreclosed Homie from competing. The complaint alleges federal and state antitrust claims and tortious interference. Plaintiff seeks injunctive relief and an unspecified amount of damages. RE/MAX, LLC intends to vigorously defend against all claims.

Homie Technology, Inc. v. National Association of Realtors, Anywhere Real Estate, Inc., Keller Williams Realty, Inc., HomeServices of America, Inc. HSF Affiliates, LLC, RE/MAX, LLC, and Wasatch Front Regional Multiple Listing Service, Inc., Case No. 24-cv-00616, pending in the United States District Court for the District of Utah, Central Division.

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Continuing franchise fees	$28,126	$29,040	$84,134	$87,974
Annual dues	7,969	8,456	24,345	25,661
Broker fees	14,915	14,255	40,159	39,468
Franchise sales and other revenue	3,629	4,812	15,198	21,649
Total Real Estate	54,639	56,563	163,836	174,752
Continuing franchise fees	2,672	2,794	8,089	8,037
Franchise sales and other revenue	1,069	846	2,962	2,407
Total Mortgage	3,741	3,640	11,051	10,444
Marketing Funds fees	20,098	20,853	60,331	63,272
Other	—	167	—	603
Total revenue	$78,478	$81,223	$235,218	$249,071

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Adjusted EBITDA: Real Estate	$28,444	$28,400	$78,418	$79,813
Adjusted EBITDA: Mortgage	(1,120)	(1,486)	(3,962)	(5,540)
Adjusted EBITDA: Other	(34)	(166)	(97)	(961)
Adjusted EBITDA: Consolidated	27,290	26,748	74,359	73,312
Settlement charge (a)	—	(55,000)	—	(55,000)
Equity-based compensation expense	(4,618)	(4,891)	(14,443)	(14,050)
Acquisition-related expense (b)	—	(59)	—	(160)
Fair value adjustments to contingent consideration (c)	437	280	300	379
Restructuring charges (d)	18	(4,278)	59	(4,245)
Gain on reduction in tax receivable agreement liability (e)	—	24,917	—	24,917
Other (f)	(605)	(395)	(2,444)	(1,471)
Interest income	885	1,173	2,835	3,318
Interest expense	(9,249)	(9,292)	(27,696)	(26,377)
Depreciation and amortization	(7,237)	(8,195)	(22,489)	(24,236)
Income (loss) before provision for income taxes	$6,921	$(28,992)	$10,481	$(23,613)
(a)	Represents the settlement of the Nationwide Claims. See Note 11, Commitments and Contingencies for additional information.
(b)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with the acquisition activities and integration of acquired companies.
(c)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(d)	During the third quarter of 2023, the Company announced a reduction in force and reorganization intended to streamline the Company’s operations and yield cost savings over the long term. See Note 2, Summary of Significant Accounting Policies for additional information.
(e)	Gain on reduction in tax receivable agreement liability is a result of a valuation allowance on deferred tax assets recorded during the third quarter of 2023. See Note 9, Income Taxes for additional information.
(f)	Other is primarily made up of employee retention related expenses from the Company's CEO transition.

The following table presents total assets of the Company’s segments (in thousands):

	September 30, 2024	December 31, 2023
Real Estate (a)	$503,825	$473,659
Marketing Funds (a)	31,644	69,710
Mortgage	43,164	33,722
Other	16	59
Total assets	$578,649	$577,150

(a)	Change in assets primarily due to settlement of intercompany balances between segments.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; Motto open offices; our business model; cost structure; balance sheet; revenue; operating expenses; financial outlook; return of capital, including dividends and our share repurchase program; non-GAAP financial measures; assets and liabilities held for sale; uncertain tax positions; fee waivers; housing and mortgage market conditions and trends; economic and demographic trends; competition; the anticipated benefits of our strategic initiatives; our anticipated sources and uses of liquidity including for potential acquisitions; capital expenditures; future litigation expenses, including antitrust litigations; our credit agreement including total leverage ratio and any future excess cash flow payments; our strategic and operating plans and business models including our efforts to accelerate the growth of our businesses; the long-term benefits of our strategic growth opportunities including mitigation of economic downturns; and strategic investments in the Mortgage business.

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

Financial and Operational Highlights – Three Months Ended September 30, 2024

(Compared to the three months and the period ended September 30, 2023, unless otherwise noted)

●	Total revenue of $78.5 million, a decrease of 3.4% from the prior year.
●	Revenue excluding the Marketing Funds (a) decreased 3.3% to $58.4 million, driven by negative organic revenue growth(b) of 3.0% and adverse foreign currency movements of 0.3%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of $1.0 million, compared to ($59.5) million in the prior year.

●	Adjusted EBITDA(c) increased 2.0% to $27.3 million and Adjusted EBITDA margin(c) increased nearly 200 basis points to 34.8% from the prior year.
●	Total agent count increased 0.1% to 145,483 agents.
●	U.S. and Canada combined agent count decreased 4.4% to 78,201 agents.
●	Total open Motto Mortgage offices decreased 3.3% to 234 offices.

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

We continue to drive operational efficiency across the Company, which helped generate better-than-anticipated third-quarter financial results. Effective cost management and improved collections from across the RE/MAX network were the primary drivers of the 16.6% year over year decrease in selling, administrative, and operating expenses that contributed to our improved results. Agent count in both Canada and outside the U.S. and Canada achieved quarter-end record highs as of September 30, 2024.

The RE/MAX conversions-mergers-acquisitions program continued to add agents to the network, including a 200-agent office in Canada. During the quarter, RE/MAX also significantly enhanced the value of the technology offered to North American affiliates through an expanded strategic partnership. Lastly, we continue to build capabilities to improve the agent-consumer experience by cultivating leads from our flagship www.remax.com website and to monetize our digital assets.

However, current market conditions caused in large part by higher interest rates and accompanying affordability challenges have depressed existing U.S. and Canadian homes sales, resulting in declines in U.S. agent count, Motto open offices, and Total Revenue through September 30, 2024. The real estate industry also faces continued uncertainty as a result of ongoing industry litigation and regulatory attention, including the National Association of Realtors (“NAR”) recent settlement, which remains subject to final court approval, of class action cases that include changes in business practices.

Several of our affiliates across both of our brands in several states were impacted by Hurricanes Helene and Milton. While the extent of the hurricanes’ full impact on our networks is not entirely known at this time, we currently estimate that our fourth quarter revenue will be lower than previously expected by approximately $1.0 million to $1.5 million, of which approximately 40% relates to the Marketing Funds, as financial support is provided to affected affiliates for a limited time. Revenue in the third quarter was not materially impacted by the aforementioned storms.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of September 30,		2024 vs. 2023
	2024	2023	#	%
Agent Count:
U.S.
Company-Owned Regions	46,283	49,576	(3,293)	(6.6)%
Independent Regions	6,525	6,918	(393)	(5.7)%
U.S. Total	52,808	56,494	(3,686)	(6.5)%
Canada
Company-Owned Regions	20,515	20,389	126	0.6%
Independent Regions	4,878	4,899	(21)	(0.4)%
Canada Total	25,393	25,288	105	0.4%
U.S. and Canada Total	78,201	81,782	(3,581)	(4.4)%
Outside U.S. and Canada
Independent Regions	67,282	63,527	3,755	5.9%
Outside U.S. and Canada Total	67,282	63,527	3,755	5.9%
Total	145,483	145,309	174	0.1%

RE/MAX open offices:
U.S.	3,191	3,375	(184)	(5.5)%
Canada	937	967	(30)	(3.1)%
U.S. and Canada Total	4,128	4,342	(214)	(4.9)%
Outside U.S. and Canada	4,656	4,760	(104)	(2.2)%
Total	8,784	9,102	(318)	(3.5)%

Motto open offices (1):	234	242	(8)	(3.3)%

	Nine Months Ended
	September 30,		2024 vs. 2023
	2024	2023	#	%
RE/MAX franchise sales:
U.S.	80	138	(58)	(42.0)%
Canada	26	29	(3)	(10.3)%
U.S. and Canada Total	106	167	(61)	(36.5)%
Outside U.S. and Canada	414	481	(67)	(13.9)%
Total	520	648	(128)	(19.8)%

Motto franchise sales (1):	18	22	(4)	(18.2)%
(1)	As of September 30, 2024 and 2023, there were 62 and 53 offices, respectively, that we are offering short-term financial relief and are temporarily either not being billed and/or having associated revenue recognized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total revenue	$78,478	$81,223	$235,218	$249,071
Total selling, operating and administrative expenses	$35,932	$43,090	$116,488	$132,417
Operating income (loss)	$15,211	$(20,998)	$35,910	$(937)
Net income (loss)	$3,414	$(82,672)	$3,997	$(80,107)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$966	$(59,454)	$1,318	$(58,115)
Adjusted EBITDA (1)	$27,290	$26,748	$74,359	$73,312
Adjusted EBITDA margin (1)	34.8%	32.9%	31.6%	29.4%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable

U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Revenue:
Continuing franchise fees	$30,798	$31,834	$(1,036)	(3.3)%
Annual dues	7,969	8,456	(487)	(5.8)%
Broker fees	14,915	14,255	660	4.6%
Marketing Funds fees	20,098	20,853	(755)	(3.6)%
Franchise sales and other revenue	4,698	5,825	(1,127)	(19.3)%
Total revenue	$78,478	$81,223	$(2,745)	(3.4)%

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Revenue excluding the Marketing Funds:
Total revenue	$78,478	$81,223	$(2,745)	(3.4)%
Less: Marketing Funds fees	20,098	20,853	(755)	(3.6)%
Revenue excluding the Marketing Funds	$58,380	$60,370	$(1,990)	(3.3)%

The decrease in Total revenue was attributable to negative organic revenue growth of 3.0% and adverse foreign currency movements of 0.3%. Negative organic revenue growth was driven by a decrease in U.S. agent count and a reduction in revenue from previous acquisitions, partially offset by an increase in Broker fees.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a reduction in U.S. agent count.

Broker Fees

Revenue from Broker fees increased primarily due to an increase in average home sales price and average transactions per agent in the U.S., partially offset by a reduction in U.S. agent count.

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

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Operating expenses:
Selling, operating and administrative expenses	$35,932	$43,090	$7,158	16.6%
Marketing Funds expenses	20,098	20,853	755	3.6%
Depreciation and amortization	7,237	8,195	958	11.7%
Settlement and impairment charges	—	55,000	55,000	n/m
Gain on reduction in tax receivable agreement liability	—	(24,917)	(24,917)	n/m
Total operating expenses	$63,267	$102,221	$38,954	38.1%
Percent of revenue	80.6%	125.9%

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

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Selling, operating and administrative expenses:
Personnel	$23,396	$26,859	$3,463	12.9%
Professional fees	2,348	3,657	1,309	35.8%
Lease costs	1,611	1,848	237	12.8%
Other	8,577	10,726	2,149	20.0%
Total selling, operating and administrative expenses	$35,932	$43,090	$7,158	16.6%
Percent of revenue	45.8%	53.1%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel costs decreased primarily due to severance charges from a reduction of force and reorganization in the prior year, see Note 2, Summary of Significant Accounting Policies for additional information. Also contributing to the decrease was a reduced headcount in the current year, and lower equity-based compensation expense. This decrease was partially offset by an increase in employee retention related expenses and higher employee benefit related costs.
●	Professional fees decreased primarily due to lower legal expenses. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q.
●	Other selling, operating and administrative expenses decreased primarily due to a decrease in bad debt and other technology expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower Franchise agreements amortization expense from prior years independent region acquisitions becoming fully amortized, partially offset by higher Mortgage segment amortization expense.

Settlement and Impairment Charges

See the discussion of the Results of operations for the nine months ended September 30, 2024 and 2023 for a discussion of the settlement and impairment charges.

Gain on Reduction in Tax Receivable Agreement Liability

See the discussion of the Results of operations for the nine months ended September 30, 2024 and 2023 for a discussion of the Gain on reduction in tax receivable agreement liability.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Other expenses, net:
Interest expense	$(9,249)	$(9,292)	$43	0.5%
Interest income	885	1,173	(288)	(24.6)%
Foreign currency transaction gains (losses)	74	125	(51)	n/m
Total other expenses, net	$(8,290)	$(7,994)	$(296)	(3.7)%
Percent of revenue	10.6%	9.8%

n/m - not meaningful

Other expenses, net increased primarily due to a decrease in interest income due to slightly lower interest rate yields and declines in investable balances. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

The comparison of the effective income tax rates (“EITR”) for the three months ended September 30, 2024 and 2023 is not meaningful. For the three months ended September 30, 2024, the EITR was mainly impacted by foreign tax expense on foreign sourced income and a valuation allowance against the associated US foreign tax credit. For the three months ended September 30, 2023 the EITR was mainly impacted by the establishment of a valuation allowance on our U.S. net deferred tax assets of $59.2 million, the $55.0 million settlement of the Nationwide Claims, as defined in Note 11, Commitments and Contingencies, and the net impact of the reorganization charges incurred during the third quarter of 2023.

In addition, our EITR depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings allocated to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 9, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $27.3 million for the three months ended September 30, 2024, an increase of $0.5 million from the comparable prior year period. Adjusted EBITDA increased due to a decrease in bad debt expense, lower legal fees, lower compensation expense due to a reduction in headcount, primarily from the reduction in force and reorganization in the prior year, and a reduction of other technology expenses, partially offset by a decline in U.S. agent count.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Revenue:
Continuing franchise fees	$92,223	$96,011	$(3,788)	(3.9)%
Annual dues	24,345	25,661	(1,316)	(5.1)%
Broker fees	40,159	39,468	691	1.8%
Marketing Funds fees	60,331	63,272	(2,941)	(4.6)%
Franchise sales and other revenue	18,160	24,659	(6,499)	(26.4)%
Total revenue	$235,218	$249,071	$(13,853)	(5.6)%

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Revenue excluding the Marketing Funds:
Total revenue	$235,218	$249,071	$(13,853)	(5.6)%
Less: Marketing Funds fees	60,331	63,272	(2,941)	(4.6)%
Revenue excluding the Marketing Funds	$174,887	$185,799	$(10,912)	(5.9)%

The decrease in Total revenue was attributable to negative organic revenue growth of 5.6% and adverse foreign currency movements of 0.3%. Negative organic revenue growth was driven by a reduction in revenue from our annual RE/MAX agent convention, due to the 50th anniversary celebration in the prior year, a decrease in U.S. agent count, and a reduction in revenue from previous acquisitions.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a reduction in U.S. agent count.

Broker Fees

Revenue from Broker fees increased primarily due to an increase in average home sales prices and average transactions per agent in the U.S. and Canada, mostly offset by a reduction in U.S. agent count.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a reduction in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to a reduction in revenue of approximately $3.4 million from our annual RE/MAX agent convention as a result of lower attendance due to the 50th anniversary celebration in the prior year, a reduction in revenue from previous acquisitions and lower revenue from preferred marketing arrangements.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Operating expenses:
Selling, operating and administrative expenses	$116,488	$132,417	$15,929	12.0%
Marketing Funds expenses	60,331	63,272	2,941	4.6%
Depreciation and amortization	22,489	24,236	1,747	7.2%
Settlement and impairment charges	—	55,000	55,000	n/m
Gain on reduction in tax receivable agreement liability	—	(24,917)	(24,917)	n/m
Total operating expenses	$199,308	$250,008	$50,700	20.3%
Percent of revenue	84.7%	100.4%

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

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Selling, operating and administrative expenses:
Personnel	$71,425	$75,795	$4,370	5.8%
Professional fees	8,038	10,443	2,405	23.0%
Lease costs	5,117	5,802	685	11.8%
Other	31,908	40,377	8,469	21.0%
Total selling, operating and administrative expenses	$116,488	$132,417	$15,929	12.0%
Percent of revenue	49.5%	53.2%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel costs decreased primarily due to severance charges from a reduction of force and reorganization in the prior year, see Note 2, Summary of Significant Accounting Policies for additional information. Also contributing to the decrease was a reduced headcount in the current year. This decrease was partially offset by an increase in employee retention related expenses, higher employee benefit related costs and higher equity-based compensation expense.
●	Professional fees decreased primarily due to lower legal expenses. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q.
●	Other selling, operating and administrative expenses decreased due to a reduction in expenses from our annual RE/MAX agent convention as a result of lower attendance due the 50th anniversary celebration in the prior year, a decrease in bad debt expense, a reduction in other technology expenses and decreased property taxes.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower Franchise agreements amortization expense from prior years independent region acquisitions becoming fully amortized and the acceleration of amortization of technology in the prior year, partially offset by higher Mortgage segment amortization expense.

Settlement and Impairment Charges

Settlement Charge

During the third quarter of 2023, we agreed to pay a total settlement of $55.0 million to settle the Nationwide Claims, as defined in Note 11, Commitments and Contingencies, which was deposited into a qualified settlement escrow fund (the

“Settlement Fund”) in installments. As a result, in the third quarter of 2023, we recorded the total settlement amount of $55.0 million to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Consolidated Condensed Balance Sheets. In addition, all installments we have paid into the Settlement Fund are included in “Restricted cash” within the Consolidated Condensed Balance Sheets. See Note 11, Commitments and Contingencies for additional information.

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

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2024	2023	$	%
Other expenses, net:
Interest expense	$(27,696)	$(26,377)	$(1,319)	(5.0)%
Interest income	2,835	3,318	(483)	(14.6)%
Foreign currency transaction gains (losses)	(568)	383	(951)	n/m
Total other expenses, net	$(25,429)	$(22,676)	$(2,753)	(12.1)%
Percent of revenue	10.8%	9.1%

n/m - not meaningful

Other expenses, net increased primarily due to an increase in interest expense because of rising interest rates and a decrease in interest income due to lower interest rate yields and declines in investable balances. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar and the Canadian dollar has weakened in comparison to the U.S dollar between the nine months ended September 30, 2023 and the nine months ended September 30, 2024.

Provision for Income Taxes

The comparison of the effective income tax rates (“EITR”) for the nine months ended September 30, 2024 and 2023 is not meaningful. For the nine months ended September 30, 2024, the EITR was mainly impacted by foreign tax expense on foreign sourced income and a valuation allowance against the associated U.S. foreign tax credit. For the nine months ended September 30, 2023, the EITR was mainly impacted by the establishment of a valuation allowance on our U.S. net deferred tax assets of $59.2 million, the $55.0 million settlement of the Nationwide Claims, as defined in Note 11, Commitments and Contingencies, and the net impact of the reorganization charges incurred during the third quarter of 2023.

In addition, our EITR depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings allocated to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 9, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $74.4 million for the nine months ended September 30, 2024, an increase of $1.1 million from the comparable prior year period. Adjusted EBITDA increased due to a decrease in bad debt expense, lower legal expenses, lower compensation expense due to a reduction in headcount, primarily from the reduction in force and reorganization in the prior year, a reduction in other technology expenses, and decreased property tax expense, partially offset by a decrease in U.S. agent count and a reduction in revenue from previous acquisitions.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	these measures do not reflect the cash requirements for the settlement of industry class-action lawsuits and other legal settlements;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$3,414	$(82,672)	$3,997	$(80,107)
Depreciation and amortization	7,237	8,195	22,489	24,236
Interest expense	9,249	9,292	27,696	26,377
Interest income	(885)	(1,173)	(2,835)	(3,318)
Provision for income taxes	3,507	53,680	6,484	56,494
EBITDA	22,522	(12,678)	57,831	23,682
Settlement charge (1)	—	55,000	—	55,000
Equity-based compensation expense	4,618	4,891	14,443	14,050
Acquisition-related expense (2)	—	59	—	160
Fair value adjustments to contingent consideration (3)	(437)	(280)	(300)	(379)
Restructuring charges (4)	(18)	4,278	(59)	4,245
Gain on reduction in tax receivable agreement liability (5)	—	(24,917)	—	(24,917)
Other (6)	605	395	2,444	1,471
Adjusted EBITDA	$27,290	$26,748	$74,359	$73,312

(1)	Represents the settlement of industry class-action lawsuits.
(2)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(3)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(4)	During the third quarter of 2023, we announced a reduction in force and reorganization intended to streamline our operations and yield cost savings over the long term. See Note 2, Summary of Significant Accounting Policies for additional information.
(5)	Gain on reduction in tax receivable agreement liability is a result of a valuation allowance on deferred tax assets recorded during the third quarter of 2023.
(6)	Other is primarily made up of employee retention related expenses from our CEO transition.

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

In addition, if any amounts are drawn under the revolving line of credit under the Senior Secured Credit Facility the terms of the Senior Secured Credit Facility require the TLR to not exceed 4.50:1 at the last day of any period of four consecutive fiscal quarters. If the TLR exceeds 4.50:1, access to borrowings under the revolving line of credit will be restricted. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of our TLR. As of the date of this report, no amounts were drawn on the revolving line of credit.

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

The TLR is calculated based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA, both defined in the Senior Secured Credit Facility. As of September 30, 2024, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $102.7 million on a trailing twelve-month basis and the TLR was 3.52:1. As long as the TLR remains above 3.50:1, we will be limited in the amount of restricted payments we can make. In addition, access to borrowings under the revolving line of credit will not be restricted based on TLR so long as the Company’s TLR remains below 4:50:1

With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more would constitute an event of default under the Senior Secured Credit Facility.

Prior to July 2023, borrowings under the term loans and revolving loans accrued interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”) on or before June 2023 (the LIBOR Rate cessation date) and we transitioned from LIBOR to Adjusted Term SOFR on July 31, 2023. Borrowings under the term loans and revolving loans accrue interest based on Adjusted Term SOFR, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%. As of September 30, 2024, the interest rate on the term loan facility was 7.5%.

As of September 30, 2024, we had $445.1 million of term loans outstanding, excluding any unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of September 30, 2024 and December 31, 2023, we had $83.8 million and $82.6 million, respectively, of cash and cash equivalents, of which approximately $17.0 million and $32.5 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash provided by (used in):
Operating activities	$42,867	$19,625
Investing activities	(5,123)	(3,570)
Financing activities	(6,610)	(33,391)
Effect of exchange rate changes on cash	(519)	21
Net change in cash, cash equivalents and restricted cash	$30,615	$(17,315)

Operating Activities

Cash provided by operating activities increased primarily as a result of:

●	lower spend in the Marketing Funds in the current year, which resulted in a $2.0 million increase in restricted cash and cash flow provided by operating activities. Compared to higher spend in the Marketing Funds in the prior year, which resulted in an $12.2 million decrease in restricted cash and cash flow provided by operating activities. This contributed to a net year over year increase in cash flow provided by operating activities of $14.2 million;
●	an increase due to lower payments of certain employee related liabilities;
●	lower cash paid for severance of $1.2 million;
●	an increase in Adjusted EBITDA of $1.1 million; offset by,
●	higher interest payments in the current year of $1.5 million, due to higher interest rates in the current year; and
●	timing differences on various operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2024, the change in cash used in investing activities was primarily the result of higher spend on our leased buildings other than our corporate headquarters and capitalizable technology investments compared to the prior year.

Financing Activities

During the nine months ended September 30, 2024, the change in cash used in financing activities was primarily due to the suspension of our quarterly dividend during the fourth quarter of 2023 and not allocating capital to our share repurchase program in the current year.

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, and incremental facilities under our Senior Secured Credit Facility available to support the needs of our business. As needs arise, we may seek additional financing in the public capital markets.

Acquisitions

As part of our growth strategy, we may pursue acquisitions of RE/MAX Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets, revenue streams, or otherwise complement our existing operations. We may fund any such growth with various sources of capital including existing cash balances and cash flow from operations, as well as proceeds from debt financings including under existing credit facilities or new arrangements raised in the public capital markets.

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $5.8 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts primarily relate to higher spend on leased buildings other than our corporate headquarters and spend on investments in technology. We plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2024 are expected to be between $6.5 million and $7.5 million. See Financial and Operational Highlights above for additional information.

Return of Capital

In the fourth quarter of 2023, our Board of Directors suspended our quarterly dividend. In light of the litigation settlement and ongoing challenging housing and mortgage market conditions (as further discussed in Note 11, Commitments and Contingencies), we continue to believe this action to preserve our capital is prudent. Our Board of Directors approved quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock during the first three quarters in 2023, as disclosed in Note 4, Earnings Per Share and Dividends.

During the first quarter of 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. During the nine months ended September 30, 2023, 160,405 shares of our Class A common stock were repurchased and retired for $3.4 million, excluding commissions, at an average cost of $21.24 per share. During the nine months ended September 30, 2024, we did not repurchase any shares of our Class A common stock. As of September 30, 2024, $62.5 million remained available under the share repurchase authorization.

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

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Tax distributions	$—	$—
Dividend distributions	—	8,667
Total distributions to non-controlling unitholders	—	8,667
Payments pursuant to the TRAs	537	—
Total distributions to non-controlling unitholders and TRA payments	$537	$8,667

Commitments and Contingencies

See Note 11, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of September 30, 2024.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the nine months ended September 30, 2024 and 2023 bad debt expense was 0.4% and 2.0% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On September 30, 2024, $445.1 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. Up until and prior to September 30, 2023, the interest rate on our Senior Secured Credit Facility was based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. We transitioned from LIBOR to Adjusted Term SOFR during the third quarter of 2023 and borrowings under the term loans and revolving loans accrue interest based on Adjusted Term SOFR, beginning on July 31, 2023, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%.

As of September 30, 2024, the interest rate was 7.5%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three and nine months ended September 30, 2024, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.4 million and $1.2 million, respectively, related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2024 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth stock repurchases of our Class A common stock for the three months ended September 30, 2024:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be
	Publicly Announced	Average Price	Purchased Under the
Period	Plans or Programs (a)	Paid Per Share	Plans or Programs
Jul 1-31	—	$—	$62,491,567
Aug 1-31	—	$—	$62,491,567
Sep 1-30	—	$—	$62,491,567
Total	—

In January 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. There was no repurchase activity during the three months ended September 30, 2024. As of September 30, 2024, $62.5 million remains under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	October 31, 2024	By:	/s/ Erik Carlson
Erik Carlson
Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2024	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	October 31, 2024	By:	/s/ Leah R. Jenkins
Leah R. Jenkins Chief Accounting Officer (Principal Accounting Officer)