Form 10-K
period 2024-12-31
RE/MAX Holdings, Inc.
filed 2025-02-20
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates based on the closing price on June 30, 2024, as reported on the New York Stock Exchange, was approximately $149.9 million. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 31, 2025, there were 18,982,921 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

Auditor Name: Ernst & Young LLP	Auditor Location: Denver, Colorado	Auditor Firm ID: 42

RE/MAX HOLDINGS, INC.

2024 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to:

●	our expectations regarding consumer trends in residential real estate transactions;
●	our expectations regarding overall economic and demographic trends, including the health of the United States (“U.S.”) and Canadian residential real estate markets, and how they affect our performance;
●	our strategies for growing our organic revenue and the RE/MAX and Motto Mortgage brands in particular, including (a) increasing RE/MAX agent count, increasing the number of closed transaction sides and transaction sides per RE/MAX agent; (b) increasing the number of open Motto Mortgage offices; and (c) diversifying and broadening our revenue and growth opportunities;
●	the anticipated benefits of our technology initiatives;
●	the continued strength of our brands both in the U.S. and Canada and in the rest of the world;
●	the pursuit of future acquisitions and the anticipated benefits of past acquisitions, including the future performance of businesses we have acquired;
●	return of capital, including our stock buyback program and dividends;
●	our future financial performance including our ability to appropriately forecast;
●	the effects of laws applying to our business and our future compliance with laws;
●	our ability to retain our senior management and other key employees;
●	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies, including investments in our technology;
●	our ability to effectively implement and account for changes in tax laws; and
●	the anticipated outcome of the industry class-action lawsuits, including any risks or uncertainties with regard to any settlements, any favorable or unfavorable judgements and any implications to our industry.

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

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the RE/MAX® brand (“RE/MAX”) and mortgage brokerages in the U.S. under the Motto® Mortgage brand (“Motto”). We also sell ancillary products and services to our franchise networks, including loan processing services to our Motto network and other third parties through our wemlo® brand. We organize our business based on the services we provide in Real Estate, Mortgage and our collective franchise marketing operations, known as the Marketing Funds. RE/MAX and Motto are 100% franchised. We do not own any of the brokerages that operate under the RE/MAX and Motto brands but provide the right to use our brands and a unique value proposition to support our franchisees as they fund their own growth and development. As a result, we maintain a low fixed-cost structure which, combined with our recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow. We are focused on operating our business as efficiently and effectively as possible, maintaining a growth mindset, and delivering the absolute best customer experience. We provide quality education, and innovative technology products, valuable marketing and we leverage our size and scale to continue to build the strength of our brands and enhance our competitive advantages.

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

Our Brands

RE/MAX. The RE/MAX strategy is to capitalize on the strength of being the #1 name in real estate, according to the MMR Strategy Group study of unaided brand awareness, sell franchises and help our franchisees recruit and retain trustworthy and highly productive agents. The RE/MAX brand is built on the strength of our global, entrepreneurial franchise network and our agent-centric model that helps to attract, develop and retain the trusted, productive and professional agents by maximizing their opportunity to retain a larger portion of their commissions. Some RE/MAX affiliates may also sell luxury real estate under the RE/MAX Collection® brand and commercial real estate under the RE/MAX Commercial® brand. As a result of our unique agent-centric approach, we have established a 50-year track record of helping millions of homebuyers and sellers achieve their goals, creating several competitive advantages in the process:

●	Most trusted agents. According to consumers, RE/MAX agents continue to be voted the most trusted choice. Home buyers and sellers have voted RE/MAX as the brand with the #1 most trusted real estate agents in the U.S. and Canada year after year (1). The industry-leading trust was confirmed by the 2024 BrandSpark® Most Trusted Awards, a consumer-voted awards program that considers the responses of thousands of individuals.

●	Leading brand awareness. The RE/MAX brand has the highest level of unaided brand awareness in residential real estate in the U.S. and Canada according to a consumer study conducted by MMR Strategy Group. Our iconic red, white and blue RE/MAX hot air balloon is one of the most recognized real estate logos in the world.

●	Leading agent productivity. RE/MAX agents are, on average, substantially more productive than the industry average. RE/MAX agents have consistently outsold competing agents at large U.S. brokerages on average more than two-to-one over the last fourteen years based on data in the RealTrends Verified Best Brokerage rankings. In a survey of more than 1,300 participating large U.S. brokerages based on 2023 production, RE/MAX agents averaged 11.8 transaction sides, more than double the average of other agents (2).

●	Leading global market share. Nobody in the world sells more real estate than RE/MAX, as measured by residential transaction sides.

●	Leading global presence. We have a growing global presence, as our agent count outside the U.S. and Canada continues to increase. Today, the RE/MAX brand has over 145,000 agents in nearly 9,000 offices and a presence in over 110 countries and territories—a global footprint bigger than any other real estate brokerage brand.

(1)	In the U.S. RE/MAX was voted most trusted Real Estate Agency brand by American shoppers based on the BrandSpark® American Trust Study, for 2019 and for the years 2022 through 2024. In Canada, RE/MAX was voted most trusted Real Estate Agency brand by Canadian Shoppers based on the BrandSpark® Canadian Trust Study, for 2017 and for the years 2019 through 2024.
(2)	Transaction sides per agent calculated by RE/MAX based on 2024 RealTrends Verified Best Brokerages data, citing 2023 transaction sides for the 1,327 participating U.S. brokerages that closed 500 transaction sides, excluding 65 who did not report or publish active licensees. RE/MAX average: 11.8. Competitors: 5.2

Motto. The Motto franchise model offers U.S. real estate brokers, real estate professionals, mortgage professionals and other investors access to the mortgage brokerage industry. Motto is highly complementary to our RE/MAX real estate business and is designed to improve the profitability of real estate brokerages and professionals by providing diversified revenue and income streams. Residential real estate brokerage owners and teams who own and operate a Motto franchise offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at offices near each other. Motto loan originators offer homebuyers with competitive financing choices by providing access to a variety of quality loan options from multiple leading wholesale lenders. In addition, Motto provides powerful technology, including the proprietary Loan Brokering System (“LBS”) through wemlo, which has been specifically designed and tailored to loan originators operating in the mortgage brokerage channel. The LBS and other technology offerings are designed to simplify the mortgage process and help franchisees and loan originators comply with complex mortgage regulations. Motto franchisees are mortgage brokers and are not lenders or mortgage bankers. Likewise, as a franchisor of the Motto brand and network, we are not a lender, a mortgage banker or a mortgage broker.

wemlo. The wemlo platform is an innovative fintech solution, and the first cloud service for mortgage brokers, which combines third-party loan processing with the all-in-one digital LBS platform to add to our mortgage value proposition and growth opportunity. wemlo was created to solve one of the biggest challenges in the mortgage brokerage channel – inefficient loan processing. In addition to being the system of record for our Motto franchise network, the LBS also has automated tasks with an intuitive framework that enables loan processors of varying levels of experience to manage the workflow and efficiently provide a high level of service to the loan originators they support.

Our Industries

Approximately 95% of our total revenue is from operations in the U.S. and Canada. Furthermore, as approximately 92% of our Real Estate segment revenue comes from our real estate franchising operations in the U.S. and Canada, and 100% of our Mortgage segment revenues are generated in the U.S., macro-economic developments in the U.S. and Canadian real estate and mortgage markets significantly influence our business. These factors include, but are not limited to, interest rates and inflation. In 2022, interest rates began to rise, causing a decline in residential real estate and mortgage transaction activity in the U.S. and Canada. Difficult macroeconomic conditions for housing have persisted through at least early 2025. The nature of the residential real estate market in the U.S. and Canada is cyclical. The residential real estate markets in the U.S. and Canada are also large markets with approximately $1.9 trillion and $0.3 trillion, respectively, based on 2024 sales volume data and median price data from the National Association of Realtors (“NAR”), the U.S. Census Bureau and the Canadian Real Estate Association (“CREA”).

Real estate agents are an important component of the residential real estate transaction, with 90% of all U.S. home sellers and 88% of U.S. homebuyers being represented by a real estate agent in 2024, according to NAR data. These figures have climbed over the last two decades—a period during which technology has materially changed the typical home-buying or selling transaction. We expect that advancements in technology, including with respect to artificial intelligence (“AI”) will continue. Competition for agents and listings has always been fierce and today is no different-especially for highly productive agents. New entrants with varying business models have continued to grow, drive consolidation, and take market share.

The mortgage brokerage industry also generally benefits from periods of increasing home sales activity and rising home prices, as this can result in increased purchase-money mortgage originations and from periods when homeowners refinance to take advantage of lower interest rates. The mortgage brokerage industry is usually adversely impacted in periods of decreasing home sales activity, as this results in fewer purchase-money mortgage originations, and periods of high interest rates, making homeowners less likely to refinance.

Our Franchising Model and Offerings

The RE/MAX Franchise Offering. RE/MAX is a 100% franchised business, with all RE/MAX branded brokerage office locations being operated by franchisees. We franchise directly in the U.S. and Canada, in what we call “Company-Owned Regions.” Franchisees (or broker-owners), in turn, enter into independent contractor relationships with real estate agents who represent real estate buyers and sellers. In general, franchisees do not receive an exclusive territory in the U.S. except under certain limited circumstances.

In the early years of our expansion in the U.S. and Canada, we sold regional franchise rights to independent owners for certain geographic regions, in what we call “Independent Regions”, pursuant to which those Independent Regions have the exclusive right to sell franchises. We have pursued a strategy to acquire those regional franchise rights from Independent Regions in the U.S. and Canada. Our remaining Independent Regions cover nine states, portions of one additional state, and the province of Quebec.

We believe the traditional agent-assisted business model, especially those supported by trusted, professional, and highly productive agents, compares favorably to alternative models in the residential real estate industry. We believe full-service brokerages are best suited to address many of the key characteristics of real estate transactions, including:

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
(vi)	the unique nature of each particular home, and
(vii)	the consumer’s need for a high degree of personalized advice and support in light of these factors.

Our model maximizes RE/MAX agents’ productivity by providing the following combination of benefits to our franchisees and agents:

●	Affiliation with the Leading Brand in Residential Real Estate. With a presence in over 110 countries and territories – a global footprint unmatched by any of our competitors – and leading unaided brand awareness in the U.S. and Canada, according to a consumer study by MMR Strategy Group, we reinforce brand awareness through marketing and advertising campaigns that are augmented by our franchisees’ and agents’ local marketing.
●	Entrepreneurial, High-Performance Culture. Our brand and the economics of our model generally attract driven, professional, entrepreneurially minded franchisees, and we allow them autonomy to run their businesses independently, including the freedom to negotiate commission rates and splits and oversee local advertising aligned with RE/MAX brand standards. Our Voice of Customer program enables us to gain valuable insights into our customers' entrepreneurial needs, allowing us to provide enhancements to our value proposition responsive to our customers’ needs and more effective support. We believe we can utilize economies of scale for beneficial pricing for our franchisees.
●	High Agent Commission Split and Low Franchise Fees. We recommend to our franchisees an agent-favorable commission split of 95%/5%, in exchange for the agent paying fixed fees to share the overhead and other costs of the brokerage.
●	Technology and Marketing Tools. We believe we offer competitive technology. We provide agent-facing technology via the BoldTrail platform, which integrates a suite of digital products that empower high-producing agents, teams and brokers to proactively establish, manage and grow client relationships. With the Customer Relationship Management (“CRM”) at the core of this ecosystem, the technology platform also utilizes lead cultivation tools and incorporates digital marketing products and competitive market analyses to streamline an agent’s business. The BoldTrail platform also now offers an agent level email-integrated, AI productivity tool (“Folio”), advanced recruiting, retention and productivity coaching to support franchisee growth (“Recruit”) and a comprehensive end-to-end back-office solution (“Backoffice”). The BoldTrail platform also integrates key partnerships that are widely adopted across the industry. The BoldTrail platform empowers users with enhanced insights and real-time transaction level data. We are also continuing to invest in our flagship websites, remax.com, remax.ca, and mottomortgage.com. We believe that these investments in our digital assets can improve the consumer experience with our brands and increase the productivity of our agents, while at the same time diversifying our revenue streams.
●	RE/MAX University® Educational Programs. We partner with several industry leaders to provide tools aimed at increasing the success of new and existing agents as well as teams of RE/MAX professionals. Additionally, our RE/MAX University platform is an exclusive-to-RE/MAX learning hub designed to help each agent increase their professional expertise. Built on intuitive technology that leverages AI, RE/MAX University offers affiliates a modern, simplified experience as they access relevant educational resources via desktop or mobile devices. Prior to opening an office in the U.S. or Canada, a franchisee or principal owner is required to attend a four-to five-day educational program at our global headquarters or virtually.
●	RE/MAX Marketing and Promotion. We believe the widespread recognition of the RE/MAX brand and our iconic red, white and blue RE/MAX hot air balloon logo and property signs is a key aspect of our value proposition to agents and franchisees. A variety of advertising, marketing and promotional programs on a global, national and local level build our brand and generate leads for RE/MAX agents, including leading websites such as remax.com and remax.ca and advertising campaigns across various mediums. We cultivate leads that are validated and qualified before they are routed to our agents. Event-based marketing programs, sponsorships, sporting activities and other similar functions also promote our brand. We see a great opportunity to further enhance our brand's widespread recognition. Our comprehensive strategy supports franchisees and agents in strengthening our brand, driving awareness, generating lead generation opportunities including referrals, and ultimately fostering loyalty and engagement. Our franchisees and their agents fund nearly all the advertising, marketing and promotion supporting the RE/MAX brand, which, in the U.S. and Canada, occurs primarily on two levels:
●	Marketing Funds. Funds are collected from franchisees by our Marketing Funds entities primarily in Company-Owned Regions to support marketing campaigns to build brand awareness and to support the Company’s consumer facing technology, such as BoldTrail. The use of the dollars in the Marketing Funds is restricted by the terms of our franchise agreements. Independent Regions may contribute to creative and/or media campaigns or technology initiatives to achieve economies of scale but are generally responsible for any regional advertising in their respective areas.
●	Franchisee and Agent Sponsored Local Campaigns. Our franchisees and their agents engage in extensive promotional efforts within their local markets to attract customers and drive agent and brand awareness locally. These programs are subject to our brand standards for use of the RE/MAX brand, but we allow our franchisees and their agents substantial flexibility to create advertising, marketing and promotion programs that are tailored to local market conditions.

The Motto Franchise Offering. We believe mortgage brokers and their affiliated loan originators provide choice and a valuable “concierge” service for consumers. Mortgage brokers are familiar with the latest loan programs, products and choices available through various wholesale lenders. A professional mortgage broker and their affiliated loan originators can introduce consumers to loan programs from several lenders, providing choice and information that consumers may be unlikely to locate on their own. In 2024, approximately 19% of mortgage originations were handled by mortgage brokerages. We believe there is long-term potential for the mortgage brokerage channel to continue to increase market share.

Motto is the first and only national mortgage brokerage franchise brand in the U.S. We are a mortgage brokerage franchisor, not a lender, banker or mortgage brokerage. Our franchisees are brokers, not lenders or bankers, and so neither we nor our franchisees fund or service any loans. As a franchisor, we help our Motto franchisees establish independent mortgage brokerage companies, with a model designed to comply with complex regulations, essentially providing a "mortgage brokerage in a box". This model not only creates an ancillary business opportunity for current real estate brokerage firms and professionals but also offers opportunities for mortgage professionals seeking to open their own businesses and other independent investors interested in financial services. The Motto model offers value to our franchisees by offering:

●	Setup Guidance. We guide owners through every step of the setup process.

●	Compliance, Education, and Support. We provide robust compliance support, including examination assistance and a system built with transparency in mind. To help each franchise owner, we provide support structures that allow them to spend their time getting more business.
●	Access to Multiple Lenders. Motto franchisees work with a pre-vetted group of wholesale lenders to streamline the shopping process and to provide customers with competitive choices.
●	Technology. We have seamlessly integrated industry leading systems into one time-saving technological ecosystem including intuitive mortgage origination, LBS, CRM and marketing platforms.
●	Loan Processing. Through our wemlo brand, we offer Motto franchisees, as well as mortgage brokers across the brokerage industry, a customer-centric team of processors who are diligently recruited, accompanied by experienced managers who help facilitate a seamless clear-to-close experience. We provide ongoing training and educational opportunities for our processors to ensure that they stay current on recent industry trends.
●	Franchising Expertise. As a member of a family of brands with over 50 years of franchising experience, we provide best practices to franchisees.

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

Our Competition

RE/MAX. The residential real estate brokerage industry is fragmented and highly competitive. We compete against many different types of competitors including traditional real estate brokerages, non-traditional real estate brokerages, including some that offer deeply discounted commissions to consumers and others which operate virtually without brick-and-mortar brokerage offices. We compete in different ways for franchisees, for agents, and for consumers.

Many brokerages are independent, with the best-known independent brokerages being regional players. At the individual office level, oftentimes our most formidable competition is that of a local, independent brokerage. Brokerages affiliated with franchises tend to be larger, on average, than independents and are part of a national network. Our largest national competitors in the U.S. and Canada include the brands operated by Anywhere Real Estate Inc. (Century 21, Coldwell Banker, ERA, Sotheby’s, Corcoran and Better Homes and Gardens), Berkshire Hathaway Home Services, eXp Realty, Keller Williams Realty, Inc., and Royal LePage (in Canada). Our franchisees also compete to attract and retain agents against real estate franchisors that offer 100% commissions and low fees to agents from firms like HomeSmart and Realty ONE Group. National brokerage models that operate both with and without a physical footprint, including Compass, eXp Realty, the REAL Brokerage, LPT Realty and Fathom Realty have gained market share in recent years as competition for highly productive agents and teams has continued to intensify.

Motto. The mortgage brokerage business in which Motto franchisees participate is highly competitive and competition for talented loan originators and loan processors is often fierce. Additionally, wholesale lenders may also provide similar services that Motto offers to our franchisees. There are no other national mortgage brokerage franchises in the United States. However, in 2022, a new regional mortgage brokerage franchise brand began operations. The mortgage origination business is characterized by a variety of business models. While real estate brokerage owners are our core market for the purchase of Motto franchises, such owners may form independent, non-franchised mortgage brokerages, mortgage bankers or correspondent lenders. They may enter joint ventures with mortgage lenders, brokers or bankers for mortgage originations, and they may elect not to enter the mortgage origination business themselves but instead earn revenue from providing marketing and other services to mortgage lenders, brokers or bankers.

Our Value Creation and Growth Strategy

As primarily a franchisor, we generate favorable margins and healthy amounts of cash flow that facilitate our value creation and growth strategy, and when appropriate and feasible, returning capital to our shareholders. As a leading franchisor in the residential real estate industry in the U.S., Canada and globally, as well as a leading franchisor in the residential mortgage industry in the U.S., we create shareholder value by:

a)	strengthening and enhancing our existing business and value proposition primarily by growing and monetizing our RE/MAX network of nearly 9,000 offices and over 145,000 agents, our Motto network of over 220 open offices and our digital assets;

b)	developing new products and services leveraging existing assets, which may include, but not be limited to, monetizing transactions, franchisees, agents and loan originators and providing ancillary services; and
c)	exploring and executing on large scale opportunities to pursue enhancements to our value proposition via additional business models, additional market segments and additional real estate verticals as well as re-acquiring regional RE/MAX franchise rights in Independent Regions in the U.S. and Canada.

Segment Revenue and Profit

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

Real Estate comprises our real estate brokerage franchising operations under the RE/MAX brand name and corporate-wide shared services expenses. Mortgage is comprised of our mortgage brokerage franchising operations under the Motto brand and mortgage loan processing software and services under the wemlo brand. Marketing Funds represents our marketing campaigns designed to build and maintain brand awareness for both of our franchise brands and the costs of agent marketing technology such as BoldTrail. Other Revenue contains all other operations which are quantitatively insignificant.

Historically the majority of our revenue is recurring in nature and driven by the number of agents in the RE/MAX network and the number of open offices in the Motto network. Our recurring revenue streams include continuing franchise fees, which are fixed contractual fees paid monthly (a) by regional franchise owners in Independent Regions or franchisees in Company-Owned Regions based on the number of RE/MAX agents in the respective franchised region or office or (b) by Motto franchisees based on the number of open offices, and annual dues, which are paid annually by RE/MAX agents. For the years ended December 31, 2024, 2023 and 2022, these recurring revenue streams accounted for 67.4%, 66.7% and 64.3% of our revenue excluding the Marketing Funds, respectively. Broker fees are a variable revenue stream and represent a percentage, generally 1%, of the real estate commissions paid by customers when a RE/MAX agent buys or sells a home. For the years ended December 31, 2024, 2023 and 2022, Broker fees accounted for 22.7%, 21.1% and 23.9% of our revenue excluding the Marketing Funds, respectively.

The remainder of our revenue is derived from franchise sales and renewals, preferred marketing arrangements, event-based revenue, mortgage loan processing revenue and digital advertising revenue. We evaluate the operating results of our segments based on revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). See Note 15, Segment Information, included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosures about segments and descriptions of Adjusted EBITDA.

Real Estate. The amount of revenue recognized varies significantly depending on whether RE/MAX affiliates are in Company-Owned Regions in the U.S. and Canada, Independent Regions in the U.S. and Canada, or Global Regions outside of the U.S. and Canada. We receive a higher amount of revenue per agent in our Company-Owned Regions than in our Independent Regions in the U.S. and Canada, and more in Independent Regions in the U.S. and Canada than in Global Regions. We receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-Owned Regions, whereas we generally receive only 15% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each Independent Region established by the terms of the applicable regional franchise agreement. We base our continuing franchise fees, annual dues and broker fees outside the U.S. and Canada on the same structure as our Independent Regions, except that the aggregate level of such fees is substantially lower in these markets. Our average revenue (excluding the Marketing Funds fees) per agent in Company-Owned Regions in the U.S. and Canada was approximately $2,570, $2,550, and $2,750, with approximately $820, $765 and $850 less per agent in Canada than in the U.S. primarily due to different broker fee structures and because of foreign exchange differences between the U.S. dollar and the Canadian dollar, for the three years ended December 31, 2024, 2023 and 2022, respectively. Our average revenue (excluding the Marketing Funds fees) in Independent Regions in the U.S. and Canada was approximately $770, $800, and $825, and in Global Regions outside of the U.S. and Canada was approximately $220, $205, and $200, in the three years ended December 31, 2024, 2023 and 2022, respectively.

Mortgage. We believe the growth and success of our mortgage segment is dependent on providing real estate brokers and other entrepreneurs with opportunities for revenue and earnings diversification – a strategy we believe is increasingly important in the face of shifting housing market conditions. Our revenue is derived in the U.S. from fixed monthly fees, franchise sales and renewals, and mortgage loan processing. The monthly fees are initially discounted and ramp up to the full fixed monthly fee of $4,650 at set intervals over the initial 12-month period from date of franchise sale. Subsequently, we charge a fixed monthly fee of $4,650 throughout the remainder of the franchise agreement term. This revenue is included in Continuing Franchise Fees. As of December 31, 2024, we had approximately 96% of our billed offices being charged the full fixed monthly fee. Our average monthly fee revenue per office for Motto was approximately $3,800, $3,800, and $4,050 in the three years ended December 31, 2024, 2023 and 2022, respectively. The decrease in average monthly fee revenue per Motto office is due to a decrease in the number of open Motto offices paying the full fixed monthly fee due to financial relief we have extended on a limited basis during the recent mortgage downturn.

For our wemlo mortgage loan processing revenue, we charged a fixed processing fee of $725 for each loan closed through a Motto franchise and a fixed processing fee of $995 for most loans closed through external customers in 2023. The fixed processing fee for the Motto network increased to $825 per loan starting January 1, 2024.

Marketing Funds. Our Marketing Funds revenue is derived primarily from RE/MAX franchisees in Company-Owned Regions based on the number of RE/MAX agents in the respective franchise, with smaller contributions by Independent Region owners and Motto franchisees. Marketing Funds revenues are fixed contractual fees paid monthly by RE/MAX and Motto franchisees based on the terms outlined in the franchise agreement.

See Note 2, Summary of Significant Accounting Policies, included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosures about our various revenue streams.

Intellectual Property

We believe that our intellectual property rights contribute significantly to the success of our business and our competitive position. Our RE/MAX® trademark has been in use for over fifty years, and we believe consumers have come to recognize the RE/MAX brand as being synonymous with high-quality real estate service. We regard our RE/MAX trademark, balloon logo and property sign design trademarks as having significant value. We protect the RE/MAX, Motto and wemlo brands through a combination of trademarks and copyrights. We strategically pursue registration of important trademarks and actively protect our brands in the U.S. and internationally against third-party infringement. We have registered the RE/MAX trademark in the U.S., Canada, and over 150 other countries and territories, and have registered various versions of the RE/MAX balloon logo and real estate property sign design in numerous countries and territories as well. We have registered Motto® and Motto Mortgage® as trademarks in the U.S. and registered Motto as a trademark in other countries as well. We have also registered the wemlo trademark in the U.S. and Canada. Our franchisees, Independent Regions and Global Regions actively use the RE/MAX and Motto trademarks pursuant to their franchise or regional agreements with us. We also are the registered holder of remax.com, remax.ca, mottomortgage.com and a number of other domain names that include “remax,” “motto” or “wemlo,” including domains that we offer to our Global Regions to use as their primary internet address.

Corporate Structure and Ownership

Holdings is a holding company incorporated in Delaware and its only business is to act as the sole manager of RMCO, LLC (“RMCO”). In that capacity, Holdings operates and controls all of the business and affairs of RMCO. RMCO is a holding company that is the direct or indirect parent of all of our operating businesses, including RE/MAX, LLC and Motto Franchising, LLC. As of December 31, 2024, Holdings owns 60.2% of the common units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 39.8% of common units in RMCO. RIHI is majority owned and controlled by David Liniger, our Chairman and Co-Founder, and by Gail Liniger, our Vice Chair Emerita and Co-Founder.

The diagram below depicts our organizational structure:

The holders of Holdings Class A common stock collectively own 100% of the economic interests in Holdings, while RIHI owns 100% of the outstanding shares of Holdings Class B common stock.

Pursuant to the terms of the Company’s Certificate of Incorporation, RIHI, as holder of all of Holdings’ Class B common stock is entitled to a number of votes on matters presented to Holdings’ stockholders equal to the number of RMCO common units that RIHI holds. Through its ownership of the Class B common stock, RIHI holds 39.8% of the voting power of the Company’s stock as of December 31, 2024. Mr. Liniger also owns Class A common stock with an additional 1.1% of the voting power of the Company’s stock as of December 31, 2024.

Holdings Ownership of RMCO and Tax Receivable Agreements

At the time of the Company’s IPO in October 2013 and again in November and December 2015, Holdings acquired significant ownership in RMCO in the form of RMCO Common Units. At these times, Holdings acquired 11.5 million and 5.2 million Common Units, respectively, and then issued an equal number of Class A common stock in exchange for these Common Units, which RIHI subsequently sold to the market. When Holdings acquired the aforementioned Common Units, it received a step-up in tax basis for RMCO's assets. This step-up, mainly related to intangible assets including franchise agreements and goodwill, has in the past, and is expected to again in the future, resulted in substantial tax deductions over many years, creating future tax benefits reflected as deferred tax assets. If Holdings acquires more RMCO Common Units from RIHI, its ownership percentage and deferred tax assets will increase, assuming sufficient taxable income. Without sufficient taxable income, a valuation allowance may be recorded against the deferred tax assets.

In October 2013, November and December 2015, Holdings entered into Tax Receivable Agreements (“TRA”) requiring annual payments to TRA holders of 85% of the tax benefits from the deductions Holdings received due to aforementioned step-up in tax basis. If there is a taxable loss, payments are deferred until the loss benefit is recognized. As of December 31, 2024, TRA holders are RIHI and Parallaxes Rain Co-Investment, LLC. TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. Similar to the deferred tax assets, the TRA liabilities would increase if Holdings acquires additional Common Units of RMCO from RIHI. The deferred tax assets and related TRA liabilities are valued, in part, based on the enacted U.S. and state corporate tax rates.

In 2023, we determined a full valuation allowance was needed for our deferred tax assets due to reduced taxable income primarily from settling costly litigation. This led to a remeasurement of TRA liabilities, resulting in a $25.3 million gain. See Note 11, Income Taxes, and Note 13, Commitments and Contingencies, to the consolidated financial statements included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information.

Human Capital Management

As of December 31, 2024, our 536 full-time employees are spread throughout the U.S. and Canada, with nearly half located near our headquarters in Denver, Colorado. As a franchisor, we refer to ourselves as “a business that builds businesses,” and our franchisees are all independently operated. Their employees, including Motto loan originators and independent contractor RE/MAX agents are therefore not included in our employee count. None of our employees are represented by a union. The following table summarizes the number of employees and employee makeup by function as of December 31 of each year:

	2024	2023	% change
Full-time employees	536	544	(1%)

Employee function
Technology	29%	28%	1%
Sales and franchise development	28%	28%	0%
Marketing, education and events	16%	17%	(1%)
Shared services	27%	27%	0%
Total	100%	100%

When searching for new employees, we look for bright, forward-thinking individuals who are committed to innovation, value teamwork and are passionate about helping entrepreneurs build and grow their businesses. Our mission is to deliver the best experience in everything real estate. To achieve this, we hire individuals who reflect our M.O.R.E. core values:

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

Employee engagement. We conduct regular confidential surveys of our employees to determine employee satisfaction and to identify areas of employee engagement that require management attention. A question that is asked as part of these surveys is, “How happy are you working at the Company?” Approximately 79% of respondents answered favorably in the most recent employee survey from the last half of 2024.

Leadership compensation and retention. Our philosophy is that compensation should aim to align the goals of management with the long-term strategy of the Company and the interests of its stockholders and to attract, retain and develop talented people. Toward these ends, we seek to provide a competitive level of compensation that rewards for both short-term performance and longer-term value creation, promotes accountability, incentivizes individual performance aligned with long-term strategy. This philosophy drives all aspects of officer compensation, including our base pay guidelines, annual incentives, and grants of long-term equity-based compensation awards. A substantial portion of each of our executive officer’s compensation is at risk. Annual succession planning for senior leadership is overseen by our Board of Directors, including development plans for the next level of our senior leaders. Annual talent and succession reviews focus on both high performers as well as those with high potential to keep our pipeline of tomorrow’s leaders full.

Development and opportunity. As a franchisor, human capital development and opportunity are foundational elements of our business model. These attributes permeate our networks as we offer motivated entrepreneurs from diverse backgrounds in over 110 countries and territories the opportunity to be successful small business owners in real estate. Moreover, we have been a leader in expanding opportunities for women within real estate since our founding almost 50 years ago. In our early days, one of the keys to our initial success was an intentional decision to target women to join our RE/MAX network as real estate agents, which helped create professional opportunities for women in a traditionally male-

dominated industry at the time. Through the years, we have made leadership opportunities for women a priority within our organization. For example, in the history of the Company, two of our seven CEOs have been women, and today, three of our nine executive officers and five of our 10 board members are female. Globally, approximately 49% of our RE/MAX franchises have at least one female owner and 53% of RE/MAX agents are women, as of December 31, 2024. We continue to partner with multiple industry advocacy groups that promote diversity and equality in homeownership.

Corporate social responsibility. The RE/MAX network has supported, since 1992, Children's Miracle Network Hospitals® in the U.S. and Children's Miracle Network® in Canada, to help sick and injured children. Through the Miracle Home® program, participating RE/MAX agents donate to Children's Miracle Network Hospitals once a home sale transaction is complete. The RE/MAX network has donated over $200 million to the Children’s Miracle Network Hospitals in the U.S. and Canada since 1992. The Motto network aims to bring hope to food-insecure communities through the Motto Mortgage Mission Against Hunger. This initiative organizes food drives nationwide and delivers donations to local food pantries.

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

Government Regulation

Franchise Regulation. The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (“FTC”). The FTC requires that franchisors make extensive disclosures to prospective franchisees but does not require registration. A number of states require registration or disclosure by franchisors in connection with franchise offers and sales. A number of states require registration and disclosure or impose bonding requirements on “business opportunities” which in some cases do not exempt franchises. Several states also have “franchise relationship laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. The states with relationship or other statutes governing the termination of franchises include Arkansas, California, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Rhode Island, Virginia, Washington and Wisconsin. Some franchise relationship statutes require a mandated notice period for termination; some require a notice and cure period; some require that the franchisor demonstrate good cause for termination; and some include buyback requirements. Although we believe that our franchise agreements comply with these statutory requirements, failure to comply with these laws could result in our company incurring civil and criminal liability. In addition, while historically our franchising operations have not been materially adversely affected by such regulation, we cannot predict the effect of any future federal or state legislation or regulation.

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

We are pursuing a number of strategies to grow our revenue and earnings and to deploy the cash generated by our business. We constantly strive to increase the value proposition for franchisees, agents, loan originators and consumers. If we do not reinvest in our business in ways that make our brands attractive to franchisees, agents, loan originators and consumers, we may become less competitive. Additionally, we explore opportunities to acquire other businesses, including businesses that are complementary to our core businesses or RE/MAX Independent Regions. If we fail to develop or execute on our business strategy, fail to make good business decisions, fail to enforce a disciplined management process to ensure that our investment of resources aligns with our strategic plan and our core competencies, or fail to properly allocate resources to and focus management attention on strategic areas, any of these could negatively impact our financial performance and results of operations.

Failing to develop and maintain a positive relationship with our franchisees, agents and loan originators could compromise our ability to maintain or expand the RE/MAX and Motto networks.

Although we believe our relationship with our franchisees and their agents and loan originators is strong, the nature of such relationships can give rise to conflict. For example, franchisees, agents or loan originators may become dissatisfied with the fees and dues owed to us, particularly in a period of economic downturn and uncertainty or in the event that we increase fees and dues. Affiliates may also disagree with certain network-wide policies and procedures, including policies dictating brand standards or affecting their marketing efforts. They may also be disappointed with other aspects of our value proposition including our marketing campaigns, technology offerings, or educational content. If we experience any conflicts with our franchisees on a large scale, our franchisees may decide not to renew their franchise agreements upon expiration or seek to disaffiliate with us, which could result in litigation. These events may, in turn, materially and adversely affect our business and operating results.

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

Our financial results depend upon the operational and financial success of our franchisees and, for RE/MAX, their agents and for Motto Mortgage, their loan originators. Our franchise systems provide more autonomy to these independent franchisees than is common in other franchised industries such as hospitality. Given this autonomy, we have virtually no control over the day-to-day operations of our franchisees and no control over the fees they charge.

Our financial results depend heavily upon the number of RE/MAX agents and Motto offices in our networks, and the success of our franchisees depends largely on the ability of franchisees to attract and retain high quality agents and loan originators. Our independent franchise operators may choose not to adopt initiatives and products designed to help them, and therefore may be less successful. Most of our revenue is derived from recurring franchise fees paid by our franchisees or regional franchise owners based on the number of affiliated agents or offices, annual dues paid by RE/MAX agents, and recurring franchise fees based on the number of open Motto offices. If our franchisees are not able to attract and retain agents and loan originators or successfully manage teams of agents within their brokerages, none of which is within our direct control, our revenue may decline.

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

Our franchisees are independently owned and operated businesses and as such, the agents and loan originators who work within those businesses are not our employees and we do not exercise control over their day-to-day operations. Franchisees may not operate their real estate and mortgage brokerage businesses consistent with industry standards or may not attract and retain qualified agents and loan originators. If franchisees, agents, or loan originators were to provide diminished quality of service to customers, engage in fraud, misconduct, negligence or otherwise violate the law or applicable codes of ethics, our image and reputation may suffer materially, and we may become subject to liability claims based upon such actions. Any such incidents could adversely affect our results of operations.

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

We sold regional master franchises in the U.S. and Canada (Independent Regions) and have sold and continue to sell regional master franchises in our global locations outside of Canada. We continue to depend on Independent Regions in the U.S., Canada and globally, which have the exclusive right to grant franchises within a particular region, to successfully develop or expand within their respective regions and to monitor franchisees’ use of our brand. The failure of any of these Independent Region owners to do these things, or the termination of an agreement with a regional master franchisee could delay the development of a particular franchised area, interrupt the operation of our brand in a particular market or markets while we seek alternative methods to develop our franchises in the area, and weaken our brand image. Such an event could result in lower revenue growth opportunities for us, which would adversely impact our growth prospects.

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

Such litigation and other proceedings may include, but are not limited to, the industry class-action lawsuits as disclosed in Note 13, Commitments and Contingencies, securities litigation including class actions and shareholder derivative litigation, privacy and Telephone Consumer Protection Act litigation including class actions, complaints from or litigation by franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements, or actions relating to intellectual property, commercial arrangements and franchising arrangements. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business and operating results.

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

Litigation against a franchisee or its affiliated agents or loan originators, whether in the ordinary course of business or otherwise, may also include claims against us for liability by virtue of the franchise relationship. Franchisees may fail to obtain insurance that is required pursuant to the terms of our franchise agreements, naming the Company as an additional insured on such claims. Claims against us (including vicarious liability claims) could result in substantial costs, divert our management resources and could cause adverse publicity, which may materially and adversely affect us and our brand, regardless of whether such allegations are valid or whether we are liable.

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

We sell residential mortgage brokerage franchises in the U.S. under the Motto Mortgage brand and we provide loan processing services through our wemlo brand. Our strategy hinges on our ability to recruit franchisees and help them recruit and retain loan originators, on our ability to develop and maintain strong competencies within the mortgage brokerage and loan processing markets, on favorable conditions in the related regulatory environment and on our success in developing strong, respected brands. We may fail to understand, interpret, implement and/or train franchisees adequately concerning compliance requirements related to the mortgage brokerage industry or the relationship between us and our franchisees, any of which failures could subject us or our franchisees to adverse actions from regulators. Our mortgage segment businesses may also have regulatory obligations; we or our franchisees may fail to comply with those obligations, and that failure could also subject us to adverse actions from regulators. In addition, residential mortgage brokerage is a highly competitive industry, and Motto will suffer if we are unable to attract and retain franchisees.

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

The risks involved in our global operations and relationships could result in losses against which we are not insured and therefore affect our profitability. These risks include:

●	fluctuations in foreign currency exchange rates, primarily related to changes in the Canadian dollar and Euro to U.S. dollar exchange rates;
●	exposure to local economic conditions and local laws and regulations, including those relating to the agents of our franchisees;
●	economic and/or credit conditions abroad;
●	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.;
●	business interruptions resulting from geo-political instability;
●	restrictions on the withdrawal of foreign investments and earnings;
●	government policies against businesses owned by foreigners;
●	diminished ability to legally enforce our contractual rights in foreign countries;
●	withholding and other taxes on remittances and other payments by subsidiaries; and
●	changes in tax laws regarding taxation of foreign profits.

We rely on third parties for certain important aspects of our business, including technology that is critical to our value proposition and to our internal operations. Any failures by these third-party vendors could disrupt our business operations.

We have outsourced certain key aspects of our business to external parties, including providing RE/MAX franchisee and agent technology products, Motto franchisee and loan originator technology products, and supporting our flagship external websites, all of which are key aspects of our value proposition. We also rely on third parties for technology that is critical to financial reporting, our franchise and membership tracking and billing, tools to support RE/MAX consumer facing websites, and information security. We may enter into other key outsourcing relationships in the future. If one or more of these external parties are not able to perform their functions for a period of time, perform them at an acceptable service level, or handle increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. Our ability to monitor the activities or performance of vendors may be constrained, which makes it difficult for us to assess and manage the risks associated with these relationships. Additionally, the Company could be adversely affected with unsuccessful integration and adoption of these third-party technologies from our franchisees and agents.

We rely on traffic to our websites, including our flagship websites, remax.com, remax.ca, and mottomortgage.com, directed from search engines. If our websites fail to rank prominently in unpaid search results, traffic to our websites could decline and our business could be adversely affected. Any disruption to our websites or lead generation tools could harm our business.

Our success depends in part on our ability to attract home buyers and sellers to our websites, including our flagship websites remax.com, remax.ca, and mottomortgage.com through unpaid Internet search results on search engines and connect those consumers to qualified agents and loan originators. The number of users we attract from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, such as changes in ranking algorithms which are not under our control and may change frequently. In addition, our websites face competition for audience from real estate portal websites such as Zillow, Redfin, Homes.com and Realtor.com. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites could adversely impact our business and results of operations.

We are vulnerable to certain additional risks and uncertainties associated with our websites, which include but are not limited to, our lead referral system, remax.com, remax.ca, global.remax.com, theremaxcollection.com, remaxcommercial.com, mottomortgage.com, and wemlo.io. These risks include changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. We may experience service disruptions, outages, and other performance problems due to a variety of factors, including reliance on our third-party hosted services, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service, fraud or other attacks. Our failure to address these risks and uncertainties successfully could reduce our Internet presence, generate fewer leads for RE/MAX agents and damage our brand.

We may be unable to execute on strategic acquisitions or transactions, including reacquiring the regional franchise rights of RE/MAX Independent Regions, or successfully integrate acquired companies.

We pursue growth initiatives with respect to strategic acquisitions that may include pursuing complimentary businesses that enhance our value proposition or the reacquisition of select RE/MAX Independent Regions. The number of remaining Independent Regions is limited so we may have difficulty finding suitable regional franchise acquisition opportunities at an acceptable price. It is possible we may not be able to successfully capitalize on a given opportunity and/or achieve the expected returns, including the execution of expected cost and growth synergies.

Integration activities involve complex operational and personnel-related challenges and we may encounter unforeseen difficulties and higher than expected integration costs. Delays or difficulties encountered in connection with integration activities could lead to prolonged diversion of management’s attention away from other important business matters.

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

As disclosed in Note 13, Commitments and Contingencies, we are a defendant in multiple class action complaints including the “Moehrl-related antitrust litigations” which allege violations of federal antitrust law, among other claims. RE/MAX, LLC entered into the U.S. Settlement Agreement on October 5, 2023, with the plaintiffs in two of the Moehrl-related antitrust litigations (referred to as the Burnett Action and the Moehrl Action) and the terms of the U.S. Settlement Agreement extended to plaintiffs in another Moehrl-related antitrust litigation (referred to as the Nosalek Action) as well as any other similar claims on a nationwide basis.

The U.S. Settlement Agreement was preliminarily approved on November 20, 2023 and granted final approval on May 9, 2024. Appeals were subsequently filed, including by one of the Batton plaintiffs. Further details on the Moehrl-related antitrust litigations, the U.S. Settlement Agreement, and other similar litigation matters are in Note 13, Commitments and Contingencies.

There can be no assurance that the appellate court will uphold the district court’s final approval of RE/MAX, LLC’s U.S. Settlement Agreement. If the appellate court reverses the district court’s ruling granting final approval of the U.S. Settlement Agreement, the Company could incur substantial legal fees in continued litigation, and ultimately, RE/MAX, LLC could be found liable for damages and subject to injunctive relief, which could have a significant impact on our business and results of operations.

On October 31, 2023, after a two-week trial, the jury in the Burnett Action found that an unlawful conspiracy existed and awarded approximately $1.8 billion against the three defendants that did not settle the case in advance of the trial: NAR,

Keller Williams, and HSA. After the trial, NAR and plaintiffs reached a settlement that included certain business practices including prohibiting offers of compensation to buyer brokers on the MLS and requiring buyer agreements for MLS participants working with a buyer. These changes may also result in enhanced competition from new or existing business models. The indirect and direct effects of this action upon the real estate industry and the Company are not yet clear.

Further, the Moehrl-related antitrust litigations and other legal proceedings may prompt additional regulatory changes to rules established by NAR, local or state real estate boards, or multiple listing services. The Department of Justice (“DOJ”) previously agreed to settle a suit with NAR in which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents, but the DOJ subsequently withdrew from the proposed settlement and issued a civil investigative demand (“CID”) to NAR. A court set aside the CID, ruling that NAR had a valid settlement agreement with the DOJ which prohibited the CID at issue. The DOJ appealed the decision and the appeals court reversed the decision on April 5, 2024. On October 10, 2024, NAR petitioned the U.S. Supreme Court to review the decision and on January 13, 2025, the Supreme court denied the petition. In the Burnett case, on November 24, 2024, the DOJ filed a “Statement of Interest” regarding the NAR settlement expressing concern about the requirement that buyers sign agreements with brokers before touring a home and indicating it is still investigating citing NAR v. United States pending in the D.C. Circuit. It is not clear what rule changes, if any, may ultimately be implemented as a result or what further action DOJ may take. In the Nosalek Action, on February 15, 2024, the DOJ filed a statement of interest requesting that the court deny preliminary approval of the second amended settlement agreement between MLS PIN and plaintiffs and recommending that the settling parties propose an injunction that prohibits offers of buyer-broker compensation by MLS PIN participants.

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

Upon the expiration of a franchise agreement, a franchisee may choose to renew their franchise with us, operate as an independent broker or to franchise with or join one of our competitors. Motto franchise agreements generally have a seven-year term. As Motto was founded in October 2016, 2024 was the first full year Motto has offices up for renewal. Competing businesses may offer fees that are lower than those we charge, or that are perceived as more attractive. Further, some of our largest competitors may have greater financial resources and larger budgets than we do to enhance their value proposition to agents, franchisees and consumers. To remain competitive in the sale of franchises and to retain our existing franchisees at the time of renewal of their franchise agreements, we may have to reduce the cost of renewals and/or the recurring monthly fees we charge our franchisees. We may have to offer incentives to encourage franchisees to recruit new agents and successfully manage teams of agents. In addition, even with these measures, franchisees may choose not to renew their franchise, or may not recruit new agents.

As a result of this competition, we may face challenges in adding franchises and attracting agents and loan originators in new and existing markets to expand our network, as well as other challenges such as:

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

The residential real estate and mortgage markets tend to be cyclical and typically are affected by changes in general economic conditions which are beyond our control. These conditions include fluctuations in interest rates (and by extension, mortgage rates), inflation, wage and job growth, unemployment, home affordability, down payment requirements, inventory, consumer confidence, demographic changes, local or regional economic conditions, and the general condition of the U.S., Canadian, and global economies. The residential real estate and mortgage markets were negatively impacted by rising interest rates in 2022, which led to mortgage rates that more than doubled. Increased mortgage rates strained affordability, which resulted in a reduction in existing home sales that began in the second quarter of 2022 and continued throughout 2023 and 2024. The Federal Reserve Board began cutting interest rates in the third and fourth quarter of 2024, while the Bank of Canada began cutting interest rates in the second quarter of 2024. However, current interest rates remain higher than recent years which is likely to continue to adversely impact existing home sales and affordability. While the majority of our revenues are derived from recurring fees based on the number of affiliated agents, offices, or open Motto offices, rather than being directly tied to residential real estate transaction volumes, these declines in the residential real estate and mortgage markets have had and are likely to continue to have a negative effect on our financial condition and results of operations, and such effect may be material.

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

RIHI, a company controlled by David Liniger, our current Chairman and Co-Founder, and Gail Liniger, our Vice Chair Emerita and Co-Founder, respectively, owns all of our outstanding Class B common stock. Although RIHI no longer controls a majority of the voting power of RE/MAX Holdings’ common stock, RIHI remains a significant stockholder of the Company and through its ownership of the Class B common stock holds 39.8% of the voting power of the Company’s stock. Mr. Liniger also personally owns Class A common stock with an additional 1.1% of the voting power of the

Company’s stock. Therefore, RIHI has the ability to significantly influence all matters submitted to a vote of our stockholders.

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

Historically, the resiliency of our operation model, which translates to the cash generative nature of our financial model, has allowed us to generate positive cash flows in periods of economic strength and weakness. However, given the recent litigation settlement and overall economic climate for the housing and mortgage markets, the risk of weakened cash generation has increased. Additionally, the current market conditions and allocating cash to the U.S. Settlement Agreement have reduced our cash balances while also facing a decrease in revenue. We could continue to face strains on cash flows until the markets improve notably. Lastly, lower stock prices also limit our ability to raise capital in the form of equity. If we are not able to access capital in the form of equity, we may be required to rely on other sources of financing to fund our business operations and there can be no assurance that such financing sources will be available or that the terms of such alternative financing will not have an adverse effect on our financial condition and results of operation.

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

In Canada, the sale of franchises is regulated at the provincial level. Currently, seven of the 13 provinces and territories have passed legislation requiring franchisors to provide extensive disclosure in connection with franchise sales. Provincial laws also impose duties on the conduct of the franchisee-franchisor relationship.

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

Our business is significantly impacted by the availability of financing at favorable rates or on favorable terms for homebuyers, which may be affected by changing macro-economic conditions as well as government regulations and policies.

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

Our information technologies and systems and those of our third-party hosted services are vulnerable to breach, damage or interruption from various causes, including: (i) natural disasters, war and acts of terrorism, (ii) power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events, and (iii) employee error, malfeasance or otherwise. Of particular risk and focus in recent years is the potential penetration of internal or outsourced systems by individuals seeking to disrupt operations or misappropriate information (aka, cyberattacks). Cyberattacks, including the use of phishing and malware, continue to grow in sophistication making it impossible for us to mitigate all of these risks. The use of emerging artificial intelligence technologies, which are becoming increasingly sophisticated, may further intensify these security risks. Any extended interruption of our systems or exposure of sensitive data to third parties could cause significant damage to our business or our brand, for which our business interruption insurance may be insufficient to compensate us for losses that may occur.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

RE/MAX Holdings, Inc.’s (collectively, “Holdings”, the “Company” “we”, “our” or “us”) cybersecurity program is managed by a dedicated Information Security Officer (“ISO”) who is responsible for leading comprehensive cybersecurity strategy, policy, standards, architecture, and processes. Cybersecurity risks are assessed, identified and managed as part of the cybersecurity program and as part of the Company’s enterprise risk management (“ERM”) program, which include, among other aspects, evaluation of cybersecurity specific threats, vulnerability and access management, incident response, monitoring and third-party risk management. We actively engage with internal and external experts and collaborate with our vendors and other third parties on threat intelligence, vulnerability management, and incident response. We provide our employees with periodic training and information on cybersecurity risks and threats, and we also provide educational resources and information to our franchisees about cybersecurity risks and threats.

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

To date we have not experienced any cybersecurity incidents that have materially affected our business, results of operations or financial condition. We have also not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Although we have adopted various processes and preventative measures with the objective of preventing breaches and minimizing the risks from cybersecurity matters, given the nature of cybersecurity threats which are constantly evolving over time, there is no guarantee that the Company, including its business strategy, results of operations or financial condition, will not be adversely affected by such threats or that our preventative measures and processes will be effective. For further discussion of the Company’s risk related to cybersecurity, see the risk factor “Cyberattacks, security breaches and improper access to, disclosure or deletion of our data, personally identifiable information we collect, or business records could harm our business, damage our reputation and cause losses” in Part I, Item 1A of this Form 10-K.

ITEM 2. PROPERTIES

Our corporate headquarters is located in leased offices in Denver, Colorado. The lease consists of approximately 231,000 square feet and expires in April 2028.

ITEM 3. LEGAL PROCEEDINGS

As disclosed in Note 13, Commitments and Contingencies, from time to time we are involved in litigation, claims and other proceedings relating to the conduct of our business, and the disclosures set forth in Note 13 relating to certain legal matters is incorporated herein by reference. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of our control including franchisees and independent agents, and employment law claims. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant time and resources from management. Although we do not believe any currently pending litigation will have a material adverse effect on our business, financial condition or operations, there are inherent uncertainties in litigation and other claims and regulatory proceedings and such pending matters could result in unexpected expenses and liabilities and might materially adversely affect our business, financial condition or operations, including our reputation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “RMAX”. As of February 19, 2025, we had 33 stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc. (“RIHI”), and there is no public market for these shares.

We did not declare any share dividends during 2024. For the first three quarters during the calendar year ended December 31, 2023 and for each quarter during the calendar year ended December 31, 2022, we declared a $0.23 per share dividend, respectively. The timing and amount of dividends are subject to approval and declaration by our Board of Directors and depend on a variety of factors, including the financial results and cash flows of RMCO, LLC and its consolidated subsidiaries (“RMCO”), distributions we receive from RMCO, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. In the fourth quarter of 2023, our Board of Directors decided to suspend the Company’s quarterly dividend. The Company’s Board of Directors continues to believe this action to preserve the Company’s capital is prudent. As such, during 2024 our Board of Directors did not approve any quarterly cash dividends. All dividends declared and paid (if any) will not be cumulative. See Note 5, Earnings (Loss) Per Share and Dividends, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Performance Graph

The following graph and table depict the total return to stockholders from December 31, 2019 through December 31, 2024, relative to the performance of a selected peer group and the Russell 2000 Index. The Company’s selected peer group includes Anywhere Real Estate Inc., Compass, Inc., Douglas Elliman Inc., eXp World Holdings, Inc., Fathom Holdings Inc., Redfin Corporation and The Real Brokerage Inc. The graph assumes that $100 was invested at the closing price on December 31, 2019 and that all dividends were reinvested.

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

Comparison of Cumulative Five-Year Return

$350
$300
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
RE/MAX Holdings, Inc.
Russell 2000 Index
Peer Group

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth stock repurchases of our Class A common stock for the three months ended December 31, 2024:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be
	Publicly Announced	Average Price	Purchased Under the
Period	Plans or Programs (a)	Paid Per Share	Plans or Programs
Oct 1-31	—	$—	$62,491,567
Nov 1-30	—	$—	$62,491,567
Dec 1-31	—	$—	$62,491,567
Total	—
(a)	In January 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. As of December 31, 2024, $62.5 million remains available under the program. All repurchase activity ceased in the first quarter of 2023 in light of challenging housing and mortgage market conditions and subsequently the third quarter 2023 litigation settlement (see Note 13, Commitments and Contingencies).

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

Executive Summary

Business Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the RE/MAX® brand (“RE/MAX”) and mortgage brokerages in the U.S. under the Motto Mortgage brand (“Motto”). We also sell ancillary products and services to our franchise networks, including loan processing services to our Motto network and other third parties through our wemlo® brand. RE/MAX and Motto are 100% franchised. We do not own any of the brokerages that operate under the RE/MAX and Motto brands but provide the right to use our brands and a unique value proposition to support our franchisees as they fund their own growth and development. As a result, we maintain a low fixed-cost structure which, combined with our recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow. We are focused on operating our business as efficiently and effectively as possible, maintaining a growth mindset, and delivering the absolute best customer experience. We provide quality education, and innovative technology products, valuable marketing and we leverage our size and scale to continue to build the strength of our brands and enhance our competitive advantages.

To best serve our customers, we are organized into the following segments based on the services we provide:

●	Real Estate, which includes our RE/MAX brand along with corporate-wide shared services expenses;
●	Mortgage, which includes our Motto Mortgage and wemlo brands; and
●	Marketing Funds, which includes our collective franchise marketing funds, which operate at no profit.

Financial and Operational Highlights

In 2024, difficult housing and mortgage market conditions, primarily caused by high interest rates and accompanying affordability challenges persisted, resulting in declines in U.S. agent count, open Motto offices and total revenue. Despite the U.S. decline, RE/MAX agent count remained virtually the same in Canada and increased nearly 9% in our global regions, and network-wide agent count was a record high as of December 31, 2024.

We sharpened our focus to drive operational efficiency across the Company, which helped generate better-than-anticipated profit and margin performance during the last three quarters of 2024. Effective cost management and improved collections from across the RE/MAX network were the primary drivers of the 11.2% year over year decrease in selling, administrative, and operating expenses that contributed to our improved results.

We introduced growth initiatives in 2022 and refined them thereafter; however, the results of these initiatives have not been sufficient to offset the adverse recruiting-and-retention impacts from the U.S. and Canadian housing downturns. However, during the second half of 2024, we significantly enhanced the value proposition for North American affiliates through an expanded strategic partnership. We also strengthened our capabilities to improve the agent-consumer experience. These improvements are expected to create future incremental revenue opportunities, including selling advertisements on our remax.com and remax.ca websites and cultivating and monetizing leads.

As previously disclosed, RE/MAX, LLC, a wholly owned subsidiary of RMCO, agreed to settle costly litigation and protect the Company and the RE/MAX network from multiple industry class-action lawsuits in the United States (the “U.S. Settlement Agreement”). Pursuant to the terms of the U.S. Settlement Agreement, RE/MAX, LLC agreed to make certain changes to its business practices and to pay a total settlement amount of $55.0 million (the “U.S. Settlement Amount”) into a qualified settlement escrow fund (the “U.S. Settlement Fund”). The first two installments totaling $27.5 million were paid into the U.S. Settlement Fund in the second half of 2023. The court formally approved RE/MAX, LLC’s U.S. Settlement Agreement on May 9, 2024, and the final installment of $27.5 million was deposited into the U.S. Settlement Fund within ten business days thereafter. All amounts deposited into the U.S. Settlement Fund are included in “Restricted cash” within the Consolidated Balance Sheets. Approval of the U.S. Settlement Agreement was appealed, and a briefing schedule has been set. See Note 13, Commitments and Contingencies for additional information.

In early 2025, RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which is a wholly owned subsidiary of RE/MAX, LLC, reached substantial agreement on monetary terms and business practice changes to resolve the Canadian antitrust litigations (as defined in Note 13, Commitments and Contingencies). When the parties finalize the settlement agreement, the Company and RE/MAX sub-franchisors, franchisees and their sales associates in Canada would be released from all claims in the Canadian antitrust litigations. Under the proposed terms, RE/MAX OA would pay a total settlement amount of $7.8 million Canadian dollars (the “Canadian Settlement Amount”) into an interest-bearing account after execution of a finalized settlement agreement. In addition, RE/MAX OA would make certain changes to its business practices similar to those agreed upon in the U.S. Settlement Agreement. Any settlement agreement requires court approval. As of December 31, 2024, the Canadian Settlement Amount payable was approximately $5.4 million in U.S. dollars translated at the balance sheet date. See Note 13, Commitments and Contingencies for additional information.

These factors contributed to the following results for the year ended December 31, 2024:

(Compared to the year ended December 31, 2023, unless otherwise noted)

●	Total revenue of $307.7 million, a decrease of 5.5% from the prior year.
●	Revenue excluding the Marketing Funds(a), decreased 5.4% to $228.7 million which was driven by negative organic growth of 5.2% and adverse foreign currency movements of 0.2%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of $7.1 million, compared to ($69.0) million in the prior year.
●	Adjusted EBITDA(a) increased 1.5% to $97.7 million and Adjusted EBITDA margin(a) increased over 200 basis points to 31.8% from the prior year.
●	Total agent count increased by 1.2% to 146,627 agents.
●	U.S. and Canada combined agent count decreased 4.8% to 76,457 agents.
●	Total open Motto Mortgage offices decreased 8.5% to 225 offices.
(a)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of Total revenue). Revenue excluding the Marketing Funds is a non-GAAP measure of financial performance that differs from U.S. GAAP. Revenue excluding the Marketing Funds is calculated directly from our consolidated financial statements as Total revenue less Marketing Funds fees.

The Financial and Operational Highlights, Results of Operations and Sources and Uses of Cash, for the years ended December 31, 2023 and 2022 and as compared to the years ended December 31, 2022 and 2021, respectively, has been previously disclosed in Item 7 of our 2023 Annual Report on Form 10-K and in Item 7 of our 2022 Annual Report on Form 10-K, and are incorporated herein by reference.

Key Performance Indicators

Operating Performance Indicators

We believe that agent count (especially in the U.S. and Canada), open Motto offices, and growing franchise sales across both brands are key operating measures of our success.

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

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations for the last three years.

	As of December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	#	%	#	%
Agent Count:
U.S.
Company-Owned Regions	44,911	48,401	51,491	(3,490)	(7.2)%	(3,090)	(6.0)%
Independent Regions	6,375	6,730	7,228	(355)	(5.3)%	(498)	(6.9)%
U.S. Total	51,286	55,131	58,719	(3,845)	(7.0)%	(3,588)	(6.1)%
Canada
Company-Owned Regions	20,311	20,270	20,228	41	0.2%	42	0.2%
Independent Regions	4,860	4,898	4,892	(38)	(0.8)%	6	0.1%
Canada Total	25,171	25,168	25,120	3	—%	48	0.2%
U.S. and Canada Total	76,457	80,299	83,839	(3,842)	(4.8)%	(3,540)	(4.2)%
Outside U.S. and Canada
Independent Regions	70,170	64,536	60,175	5,634	8.7%	4,361	7.2%
Outside U.S. and Canada Total	70,170	64,536	60,175	5,634	8.7%	4,361	7.2%
Total	146,627	144,835	144,014	1,792	1.2%	821	0.6%

RE/MAX open offices:
U.S.	3,139	3,340	3,462	(201)	(6.0)%	(122)	(3.5)%
Canada	938	956	972	(18)	(1.9)%	(16)	(1.6)%
U.S. and Canada Total	4,077	4,296	4,434	(219)	(5.1)%	(138)	(3.1)%
Outside U.S. and Canada	4,658	4,726	4,741	(68)	(1.4)%	(15)	(0.3)%
Total	8,735	9,022	9,175	(287)	(3.2)%	(153)	(1.7)%

Motto open offices (1):	225	246	231	(21)	(8.5)%	15	6.5%

	Year Ended
	December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	#	%	#	%
RE/MAX franchise sales:
U.S.	109	184	184	(75)	(40.8)%	—	—%
Canada	36	37	36	(1)	(2.7)%	1	2.8%
U.S. and Canada Total	145	221	220	(76)	(34.4)%	1	0.5%
Outside U.S. and Canada	654	727	743	(73)	(10.0)%	(16)	(2.2)%
Total	799	948	963	(149)	(15.7)%	(15)	(1.6)%

Motto franchise sales (1):	26	27	40	(1)	(3.7)%	(13)	(32.5)%
(1)	As of December 31, 2024, 2023 and 2022, there were 53, 56 and 58 offices, respectively, that we were offering short-term financial relief and are temporarily not billed or are deferred.

	Year Ended
	December 31,
	2024	2023	2022
Total revenue	$307,685	$325,671	$353,386
Total selling, operating and administrative expenses	$152,258	$171,548	$173,980
Operating income (loss)	$40,181	$(10,637)	$38,212
Net income (loss)	$8,077	$(98,486)	$10,757
Net income (loss) attributable to RE/MAX Holdings, Inc.	$7,123	$(69,022)	$6,110
Adjusted EBITDA (1)	$97,700	$96,288	$121,632
Adjusted EBITDA margin (1)	31.8%	29.6%	34.4%
(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Year Ended December 31, 2024 vs. Year Ended December 31, 2023

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2024	2023	$	%
Revenue:
Continuing franchise fees	$122,011	$127,384	$(5,373)	(4.2)%
Annual dues	32,188	33,904	(1,716)	(5.1)%
Broker fees	51,816	51,012	804	1.6%
Marketing Funds fees	78,983	83,861	(4,878)	(5.8)%
Franchise sales and other revenue	22,687	29,510	(6,823)	(23.1)%
Total revenue	$307,685	$325,671	$(17,986)	(5.5)%

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2024	2023	$	%
Revenue excluding the Marketing Funds:
Total revenue	$307,685	$325,671	$(17,986)	(5.5)%
Less: Marketing Funds fees	78,983	83,861	(4,878)	(5.8)%
Revenue excluding the Marketing Funds	$228,702	$241,810	$(13,108)	(5.4)%

RE/MAX Holdings generated revenue of $307.7 million in 2024, a decrease of $18.0 million or 5.5%, compared to $325.7 million in the same period in 2023. Revenue excluding the Marketing Funds was $228.7 million for 2024, a decrease of $13.1 million, or 5.4%, compared to $241.8 million for 2023. This decrease was comprised of negative organic revenue growth of 5.2% and adverse foreign currency movements of 0.2%. Negative organic revenue growth was driven by a decrease in U.S. agent count, a reduction in revenue from our annual RE/MAX agent convention due to lower attendance as compared to the 50th anniversary celebration in the prior year, and a reduction in revenue from previous acquisitions (excluding independent region acquisitions).

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a decrease in U.S. agent count.

Broker Fees

Revenue from Broker fees increased primarily due to an increase in average home sales prices and average transactions per agent in the U.S. and Canada, partially offset by a reduction in U.S. agent count.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a decrease in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to a reduction in revenue of approximately $3.4 million from our annual RE/MAX agent convention as a result of lower attendance in 2024 due to the 50th anniversary celebration in the prior year and a reduction in revenue from previous acquisitions (excluding independent region acquisitions).

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2024	2023	$	%
Operating expenses:
Selling, operating and administrative expenses	$152,258	$171,548	$19,290	11.2%
Marketing Funds expenses	78,983	83,861	4,878	5.8%
Depreciation and amortization	29,561	32,414	2,853	8.8%
Settlement and impairment charges	5,483	73,783	68,300	n/m
Change in estimated tax receivable agreement liability	1,219	(25,298)	(26,517)	n/m
Total operating expenses	$267,504	$336,308	$68,804	20.5%
Percent of revenue	86.9%	103.3%

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

A summary of the components of our selling, operating and administrative expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2024	2023	$	%
Selling, operating and administrative expenses:
Personnel	$94,174	$97,030	$2,856	2.9%
Professional fees	12,260	14,875	2,615	17.6%
Lease costs	6,756	7,601	845	11.1%
Other	39,068	52,042	12,974	24.9%
Total selling, operating and administrative expenses	$152,258	$171,548	$19,290	11.2%
Percent of revenue	49.5%	52.7%

Total selling, operating and administrative expenses decreased as follows:

Personnel costs decreased primarily due to higher severance expenses from a workforce reduction and reorganization in the prior year, see Note 2, Summary of Significant Accounting Policies for additional information. This decline was further driven by a reduction in headcount and lower equity-based compensation expenses, partially offset by increased employee retention-related expenses and higher employee benefit costs.

Professional fees decreased primarily due to a decrease in legal expenses. See Note 13, Commitments and

Contingencies, for additional information.

Other selling, operating and administrative expenses decreased primarily due to a decrease in bad debt expense, a decrease in expenses from our annual RE/MAX agent convention in 2024 as a result of lower attendance due to the 50th anniversary celebration in the prior year, a decrease in other technology expenses, and decreased property taxes.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower Franchise agreements amortization expense from prior years independent region acquisitions becoming fully amortized and the acceleration of amortization of technology in the prior year, partially offset by higher Mortgage segment amortization expense.

Settlement and Impairment Charges

Settlement Charge (2024)

In early 2025, RE/MAX OA reached substantial agreement on monetary terms and business practice changes to resolve the Canadian antitrust litigations (as defined in Note 13, Commitments and Contingencies), which includes the payment of a total settlement amount of $7.8 million Canadian dollars (the “Canadian Settlement Amount”) into an interest-bearing account. We accrue for matters when losses are both probable and estimable and as a result, during the fourth quarter of 2024, we recorded the total settlement charge of $7.8 million Canadian dollars (approximately $5.5 million U.S. dollars translated at a weighted average exchange rate) to “Settlement and impairment charges” within the Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Consolidated Balance Sheets. As of December 31, 2024, the Canadian Settlement Amount payable was approximately $5.4 million in U.S. dollars translated at the balance sheet date. See Note 13, Commitments and Contingencies for additional information.

Settlement Charge (2023)

During the third quarter of 2023, we agreed to pay a total settlement of $55.0 million to settle the Nationwide Claims, as defined in Note 13, Commitments and Contingencies, which was deposited into the U.S. Settlement Fund in installments. As a result, in the third quarter of 2023, we recorded the total settlement charge of $55.0 million to “Settlement and impairment charges” within the Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Consolidated Balance Sheets. In addition, all installments we have paid into the U.S. Settlement Fund are included in “Restricted cash” within the Consolidated Balance Sheets. See Note 13, Commitments and Contingencies for additional information.

Impairment Charge – Goodwill (2023)

During the fourth quarter of 2023, in connection with our annual goodwill impairment test date of October 1, 2023, we concluded that the carrying value of the Mortgage reporting unit within the Mortgage segment exceeded its fair value. The impairment was primarily due to a decline in projected net cash flows resulting from continued macroeconomic pressures and revised franchise sales forecasts. The fair value of the Mortgage reporting unit was valued using a weighted average of the discounted cash flow and guideline public company valuation methodologies. Therefore, we fully impaired the reporting unit’s goodwill and recorded a non-cash impairment charge of $18.6 million. See Note 7, Intangible Assets and Goodwill, for additional information.

Impairment Charge – Goodwill (2022)

During the fourth quarter of 2022, in connection with the restructuring of our business and change to our RE/MAX technology offerings, we made the decision to wind down the Gadberry Group reporting unit in the Real Estate segment. Therefore, we fully impaired the reporting unit’s goodwill and recorded a non-cash impairment charge of $7.1 million. See Note 7, Intangible Assets and Goodwill, for additional information.

Impairment Charge – Leased Assets (2022)

During the first and third quarters of 2022, we subleased portions of our corporate headquarters. As a result, we performed impairment tests on the portions subleased and recognized an impairment charge of $3.7 million in the first quarter and $2.5 million in the third quarter. See Note 3, Leases, for additional information about our leases.

Loss on Lease Termination (2022)

During the second quarter of 2022, we terminated an office lease, which was owned by an entity controlled by former employees. As a result, we wrote off a right of use (“ROU”) asset of $2.7 million and derecognized $1.5 million of lease liability associated with the terminated lease. We also recognized a loss on termination of $2.5 million, which included a lease termination payment of $1.3 million. See Note 3, Leases, for additional information about our leases.

Change in Estimated Tax Receivable Agreement Liability

During 2024 we recorded an increase to the Tax Receivable Agreements (“TRA”) liability of $1.5 million, which is anticipated to be paid in 2025 for the 2024 and 2023 tax years. During 2023, we recorded an increase of $63.8 million to our valuation allowance on our U.S. net deferred tax assets. In relation to this valuation allowance, we also remeasured the liability under the TRAs as of December 31, 2023, and recorded a $25.3 million change in estimated TRA liability.

Other Expenses, Net

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2024	2023	$	%
Other expenses, net:
Interest expense	$(36,258)	$(35,741)	$(517)	(1.4)%
Interest income	3,738	4,420	(682)	(15.4)%
Foreign currency transaction gains (losses)	(1,461)	419	(1,880)	n/m
Total other expenses, net	$(33,981)	$(30,902)	$(3,079)	(10.0)%
Percent of revenue	11.0%	9.5%

n/m - not meaningful

Other expenses, net increased primarily due to a decrease in interest income due to lower interest rate yields and declines in investable balances and an increase in interest expense because of rising interest rates. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar and the Canadian dollar has weakened in comparison to the U.S. dollar between the year ended December 31, 2023 and the year ended December 31, 2024.

Provision for Income Taxes

The comparison of effective tax rates for the years ended December 31, 2024 and 2023 is not meaningful. The effective tax rate for the twelve months ended December 31, 2024 is primarily driven by the reversal of a valuation allowance against certain deferred tax assets due to the execution of tax planning opportunities that resulted in an unusually low effective income tax rate. The effective income tax rate for the year ended December 31, 2023 is lower than the statutory rate primarily driven by the establishment of a valuation allowance against our deferred tax assets and other nonrecurring adjustments.

Our effective income tax rate depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings attributable to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a “flow-through entity,” as well as annual changes in state and foreign income tax rates and geographic mix of business. See Note 4, Non-controlling Interest, for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 11, Income Taxes, for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $97.7 million for the year ended December 31, 2024, an increase of $1.4 million from the comparable prior year period. Adjusted EBITDA increased due to a decrease in bad debt expense, lower legal expenses, a reduction in other technology expenses, decreased property taxes, and lower compensation expense due to a reduction in headcount, primarily from the reduction in force and reorganization in the prior year, partially offset by the reorganization in the current year. This increase was partially offset by a decrease in U.S. agent count and a reduction in revenue from previous acquisitions (excluding independent region acquisitions).

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	these measures do not reflect the cash requirements for the settlements of certain industry class-action lawsuits and other legal settlements;

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings or loss per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

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

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Net income (loss)	$8,077	$(98,486)	$10,757
Depreciation and amortization	29,561	32,414	35,769
Interest expense	36,258	35,741	20,903
Interest income	(3,738)	(4,420)	(1,460)
Provision for income taxes	(1,877)	56,947	7,371
EBITDA	68,281	22,196	73,340
Settlement charge (1)	5,483	55,150	—
Impairment charge - leased assets (2)	—	—	6,248
Impairment charge - goodwill (3)	—	18,633	7,100
Loss on lease termination (4)	—	—	2,460
Equity-based compensation expense	18,855	19,536	22,044
Acquisition-related expense (5)	—	263	1,859
Fair value adjustments to contingent consideration (6)	(225)	(533)	(133)
Restructuring charges (7)	1,227	4,210	8,690
Change in estimated tax receivable agreement liability(8)	1,219	(25,298)	(702)
Other adjustments (9)	2,860	2,131	726
Adjusted EBITDA	$97,700	$96,288	$121,632
(1)	Represents the settlements of certain industry class-action lawsuits and other legal settlements. See Note 13, Commitments and Contingencies, for additional information.
(2)	Represents the impairment recognized on portions of our corporate headquarters office building. See Note 3, Leases, for additional information.
(3)	During the fourth quarter of 2023, in connection with our annual goodwill impairment test, we concluded that the carrying value of the Mortgage reporting unit within the Mortgage segment exceeded its fair value, resulting in an impairment charge to the Mortgage reporting unit goodwill. In addition, during the fourth quarter of 2022, in connection with the restructuring of the business and technology offerings, the Company made the decision to wind down the Gadberry Group, resulting in an impairment charge to the Gadberry Group reporting unit goodwill. See Note 7, Intangible Assets and Goodwill, for additional information.
(4)	During the second quarter of 2022, a loss was recognized in connection with the termination of an office lease. See Note 3, Leases, for additional information.
(5)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(6)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 10, Fair Value Measurements, to the accompanying consolidated financial statements for additional information.
(7)	During the fourth quarter of 2024, the Company restructured its support services intended to further enhance the overall customer experience. Additionally, during the third quarter of 2023, we announced a reduction in force and reorganization intended to streamline our operations and yield cost savings over the long term and during the third quarter of 2022, we incurred expenses related to a restructuring associated with a shift in our technology offerings strategy. See Note 2, Summary of Significant Accounting Policies, for additional information.

(8)	Change in estimated tax receivable agreement liability is the result of a valuation allowance on deferred tax assets. See Note 4, Non-controlling Interest and Note 11, Income Taxes, for additional information.
(9)	Other adjustments are primarily made up of employee retention related expenses from our CEO transition.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is influenced by trends in our agent, loan originator, and franchise base, as well as conditions in the real estate and mortgage markets. Our short-term liquidity position has fluctuated and will continue to be impacted by various factors, including agent count in the RE/MAX network—particularly in Company-Owned Regions—and, to a lesser extent, the number of open Motto offices. Additionally, the timing and scale of new revenue diversification opportunities may also affect our and liquidity.

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
(x)	payments related to legal settlements including the settlements of certain industry class-action lawsuits and other legal settlements; and
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

As of December 31, 2024, no ECF payment was required because the TLR was below 3.75:1 pursuant to the terms of the Senior Secured Credit Facility.

The Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. These restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, we can make unlimited restricted payments – primarily dividends and share repurchases – if the TLR is below 3.50:1 (both before and after giving effect to such payments). If the TLR exceeds 3.50:1, we are generally limited in the amount of restricted payments we can make up to the greater of $50 million or 50% of consolidated EBITDA on a trailing twelve-month basis (unless we can rely on other restricted payment baskets available under the Senior Secured Credit Facility).

The TLR is calculated quarterly and is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ending December 31, 2024, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $97.4 million and as of December 31, 2024, the TLR was 3.57:1.

With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Prior to July 2023, borrowings under the term loans and revolving loans accrue interest, at our option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”)) on or before June 2023 (the LIBOR Rate cessation date) and we transitioned from LIBOR to Adjusted Term SOFR on July 31, 2023. Borrowings under the term loans and revolving loans began accruing interest based on Adjusted Term SOFR, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%. As of December 31, 2024, the interest rate on the term loan facility was 7.0%.

If any amounts are drawn on the $50 million revolving line of credit, the terms of the Senior Secured Credit Facility require the TLR to not exceed 4.50:1. As a result, as long as the TLR remains below 4.50:1, access to borrowings under the revolving line of credit will not be restricted. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of our TLR. As of the date of this report, no amounts were drawn on the revolving line of credit.

As of December 31, 2024, we had $440.8 million of term loans outstanding, net of an unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of December 31, 2024, and 2023, we had $96.6 million and $82.6 million, respectively, in cash and cash equivalents, of which approximately $19.7 million and $32.5 million were denominated in foreign currencies, respectively.

	Year Ended
	December 31,
	2024	2023
Cash provided by (used in):
Operating activities	$59,652	$28,264
Investing activities	(5,876)	(5,643)
Financing activities	(8,273)	(35,817)
Effect of exchange rate changes on cash	(1,979)	831
Net change in cash, cash equivalents and restricted cash	$43,524	$(12,365)

Operating Activities

Cash provided by operating activities increased primarily as a result of:

●	lower spend in the Marketing Funds in the current year, which resulted in a $2.0 million increase in restricted cash and cash flow provided by operating activities. Compared to higher spend in the Marketing Funds in the prior year, which resulted in an $13.8 million decrease in restricted cash and cash flow provided by operating activities. This contributed to a net year over year increase in cash flow provided by operating activities of $15.8 million;
●	an increase due to lower costs associated with severance and related restructuring expenses;
●	an increase in Adjusted EBITDA of $1.4 million; offset by,
●	higher interest payments in the current year of $0.8 million, due to slightly higher interest rates in the current year;
●	timing differences on various operating assets and liabilities.

Investing Activities

For the year ended December 31, 2024, the change in cash used in investing activities was primarily the result of higher spend on property and equipment as compared to the prior year, partially offset by lower spend on capitalizable investments in technology in the current year.

Financing Activities

For the year ended December 31, 2024, cash used in financing activities declined primarily due to the suspension of our quarterly dividend in the prior year, resulting in no dividend payments to Class A common stockholders and no distributions to non-controlling interests in 2024. Additionally, lower capital allocation to our share repurchase program and decreased tax withholding payments for share-based compensation contributed to the change.

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities and access to incremental facilities under our Senior Secured Credit Facility available to support the needs of our business. As needs arise, we may seek additional financing in the public capital markets.

Acquisitions

As part of our growth strategy, we may pursue additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets, revenue streams, or otherwise complement our existing operations. We may fund any such growth with various sources of capital including existing cash balances and cash flow from operations, as well as proceeds from debt financings including under existing credit facilities or new arrangements raised in the public capital markets.

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $6.6 million, $6.4 million and $9.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts primarily relate to investments in technology and spend on property and equipment. Total capital expenditures for 2025 are expected to be between $5.5 million and $7.5 million. See Financial and Operational Highlights above for additional information.

Return of Capital

In the first three quarters of 2023, as disclosed in Note 5, Earnings Per Share and Dividends, our Board of Directors approved quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock. During the fourth quarter 2023 our Board of Directors decided to suspend our quarterly dividend. In light of the settlement of an industry class-action lawsuit (for additional information See Note 13, Commitments and Contingencies) and ongoing challenging housing and mortgage market conditions, we continue to believe this action to preserve our capital is prudent. As such, for 2024 our Board of Directors has not approved any quarterly cash dividends.

During the first quarter of 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. The share repurchase program may be suspended or discontinued at any time. As of December 31, 2024, $62.5 million remained available under the share repurchase authorization.

Future capital allocation decisions with respect to return of capital either in the form of future dividends, and if declared, the amount, payment and timing of any such future dividend, or in the form of share buybacks, will be at the sole discretion of our Board of Directors who will take into account general economic, housing and mortgage market conditions, the Company’s financial condition, available cash, current and anticipated cash needs, any applicable restrictions pursuant to the terms of our Senior Secured Credit Facility and any other factors that the Board of Directors considers relevant.

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

Holdings’ only source of cash flow from operations is in the form of distributions from RMCO. Holdings may receive distributions from RMCO on a quarterly basis equal to the dividend payments Holdings made to the stockholders of its Class A common stock. As a result, absent any additional distributions, Holdings may have insufficient funds to cover its estimated tax and TRA liabilities. Therefore, as necessary, RMCO makes a separate distribution to Holdings, and because all distributions must be made on a pro-rata basis, RIHI receives a separate payment to ensure such pro-rata distributions have occurred.

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2024, the Company reflected a total liability of $1.5 million under the terms of its TRAs, to be paid in 2025. The liability pursuant to the TRAs will increase upon future exchanges by RIHI of RMCO common units or with future reversals of the valuation allowances, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. Payments are made on this liability as tax benefits are realized by Holdings.

Distributions and other payments pursuant to the RMCO, LLC Agreement and TRAs were comprised of the following (in thousands):

	Year Ended
	December 31,
	2024	2023
Tax distributions	$—	$—
Dividend distributions	—	8,667
Other	—	(12)
Total distributions to non-controlling unitholders	—	8,655
Payments pursuant to the TRAs	504	440
Total distributions to non-controlling unitholders and TRA payments	$504	$9,095

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2024 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Credit Facility (including current portion) (1)	$443,901	$4,600	9,200	430,101	—
Interest payments on credit facility (2)	109,495	31,253	61,530	16,712	—
Undiscounted lease obligations (3)	29,079	8,514	17,389	2,862	314
Payments pursuant to tax receivable agreements (4)	1,537	1,537	—	—	—
Vendor contracts (5)	33,435	13,965	12,966	6,504	—
Estimated undiscounted contingent consideration payments (6)	2,506	1,549	957	—	—
	$619,953	$61,418	$102,042	$456,179	$314
(1)	We have reflected full payment of our Senior Secured Credit Facility in July 2028 at maturity. The Senior Secured Credit Facility may require additional prepayments throughout the term of the loan based on our TLR as discussed above.
(2)	The variable interest rate on the Senior Secured Credit Facility is assumed at the interest rate in effect as of December 31, 2024 of 7.0%.
(3)	We are obligated under non-cancelable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $5.7 million in the aggregate, are included in the table above, See Note 3, Leases, to the accompanying consolidated financial statements for more information.
(4)	As described elsewhere in this Annual Report on Form 10-K, we entered into TRAs, that will provide for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of tax deductions arising from the increase in tax basis in RMCO’s assets. The amounts presented above are undiscounted.
(5)	Represents outstanding purchase orders with vendors initiated in the ordinary course of business for operating and capital expenditures, including payments from the Marketing Funds.
(6)	Represents estimated undiscounted payments to the former owner of Motto as required per the purchase agreement. See Note 10, Fair Value Measurements, to the accompanying consolidated financial statements for more information.

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of December 31, 2024.

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

During the 2023 annual impairment test, we concluded that the carrying value of the Mortgage reporting unit within the Mortgage segment exceeded its fair value. Its fair value is tied primarily to franchise sales over the next several years and the discount rate used in our discounted cash flow analysis. Therefore, we fully impaired the reporting unit’s goodwill and recorded a non-cash impairment charge of $18.6 million. See Note 7, Intangible Assets and Goodwill, for additional information.

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

Pursuant to the TRA agreements, Holdings makes annual payments to RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”) (a successor to the TRAs prior owners) equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. A TRA liability of $1.5 million exists as of December 31, 2024 for the future cash obligations expected to be paid under the TRAs and is not discounted. The calculation of this liability is a function of the step-up described above and therefore has the same complexities and estimates. Similar to the deferred tax assets, these liabilities would likely increase materially if RIHI redeems additional common units of RMCO or with future reversals of the valuation allowances.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the years ended December 31, 2024 and 2023, bad debt expense was less than 1.0% and was 2.0% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At December 31, 2024, $443.9 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. As of December 31, 2024, the interest rate on our Senior Secured Credit Facility was based on Adjusted Term SOFR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. We transitioned from LIBOR to Adjusted Term SOFR during the third quarter of 2023 and borrowings under the term loans and revolving loans accrued interest based on Adjusted Term SOFR, beginning on July 31, 2023, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%.

As of December 31, 2024, the interest rate was 7.0%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 110 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income (loss) due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash, accounts receivable, the Canadian Settlement Amount payable related to the Canadian antitrust litigations, and other liability balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. To mitigate a portion of this risk related to (b), we enter into short-term foreign currency forwards to minimize exposures related to foreign currency. See Note 2, Summary of Significant Accounting Policies, for more information. In addition, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions.

During the year ended December 31, 2024, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $1.3 million, respectively, related to currency risk (a) above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

RE/MAX Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RE/MAX Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Measurement of the accounts and notes receivable allowance
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company’s allowance against accounts and notes receivable was $11.2 million as of December 31, 2024. The Company records an estimate of expected credit losses against its accounts and notes receivable based on forecasts that take into account factors such as historical loss experience and general economic conditions. General economic conditions that affect the Company’s performance, in particular changes in interest rates or the number of existing home sales, are expected to also impact the performance of its franchisees, agents and loan originators.

Auditing the Company’s estimated allowance against accounts and notes receivable involved a higher degree of judgment due to the subjective nature of the impact of general economic conditions on forecasted collections. Changes in the forecasts could have a significant impact on the allowance against accounts and notes receivables.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the allowance against accounts and notes receivable. This included testing controls over management’s evaluation of the reserve rate used to estimate the allowance against accounts and notes receivable.

To test the measurement of the allowance against accounts and notes receivable, our audit procedures included, among others, testing the completeness and accuracy of the data utilized to determine the historical collection rates and evaluating recent trends that reflect the impacts of the current market environment.  We also performed a sensitivity analysis to evaluate the impact of different assumptions on the recognized allowance.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2023.

Denver, Colorado

February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

RE/MAX Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited RE/MAX Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RE/MAX Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years ended December 31, 2024 and 2023 and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
RE/MAX Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit), and cash flows of RE/MAX Holdings, Inc. and subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado
February 28, 2023, except for Note 15, as to which the date is February 20, 2025

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of
	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$96,619	$82,623
Restricted cash	72,668	43,140
Accounts and notes receivable, current portion, net of allowances	27,807	33,427
Income taxes receivable	7,592	1,706
Other current assets	13,825	15,669
Total current assets	218,511	176,565
Property and equipment, net of accumulated depreciation	7,578	8,633
Operating lease right of use assets	17,778	23,013
Franchise agreements, net	81,186	101,516
Other intangible assets, net	13,382	19,176
Goodwill	237,239	241,164
Income taxes receivable, net of current portion	355	—
Other assets, net of current portion	5,565	7,083
Total assets	$581,594	$577,150
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,761	$4,700
Accrued liabilities	110,859	107,434
Income taxes payable	541	766
Deferred revenue	22,848	23,077
Current portion of debt	4,600	4,600
Current portion of payable pursuant to tax receivable agreements	1,537	822
Operating lease liabilities	8,556	7,920
Total current liabilities	154,702	149,319
Debt, net of current portion	436,243	439,980
Deferred tax liabilities	8,448	10,797
Deferred revenue, net of current portion	14,778	17,607
Operating lease liabilities, net of current portion	22,669	31,479
Other liabilities, net of current portion	3,148	4,029
Total liabilities	639,988	653,211
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 18,971,435 and 18,269,284 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	565,072	550,637
Accumulated deficit	(133,727)	(140,217)
Accumulated other comprehensive income (deficit), net of tax	(1,864)	638
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	429,483	411,060
Non-controlling interest	(487,877)	(487,121)
Total stockholders' equity (deficit)	(58,394)	(76,061)
Total liabilities and stockholders' equity (deficit)	$581,594	$577,150

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Continuing franchise fees	$122,011	$127,384	$133,389
Annual dues	32,188	33,904	35,676
Broker fees	51,816	51,012	62,939
Marketing Funds fees	78,983	83,861	90,319
Franchise sales and other revenue	22,687	29,510	31,063
Total revenue	307,685	325,671	353,386
Operating expenses:
Selling, operating and administrative expenses	152,258	171,548	173,980
Marketing Funds expenses	78,983	83,861	90,319
Depreciation and amortization	29,561	32,414	35,769
Settlement and impairment charges	5,483	73,783	15,808
Change in estimated tax receivable agreement liability	1,219	(25,298)	(702)
Total operating expenses	267,504	336,308	315,174
Operating income (loss)	40,181	(10,637)	38,212
Other expenses, net:
Interest expense	(36,258)	(35,741)	(20,903)
Interest income	3,738	4,420	1,460
Foreign currency transaction gains (losses)	(1,461)	419	(641)
Total other expenses, net	(33,981)	(30,902)	(20,084)
Income (loss) before provision for income taxes	6,200	(41,539)	18,128
Provision for income taxes	1,877	(56,947)	(7,371)
Net income (loss)	8,077	(98,486)	10,757
Less: net income (loss) attributable to non-controlling interest	954	(29,464)	4,647
Net income (loss) attributable to RE/MAX Holdings, Inc.	$7,123	$(69,022)	$6,110

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.38	$(3.81)	$0.33
Diluted	$0.37	$(3.81)	$0.32
Weighted average shares of Class A common stock outstanding
Basic	18,780,200	18,111,409	18,678,774
Diluted	19,293,827	18,111,409	18,844,696
Cash dividends declared per share of Class A common stock	$—	$0.69	$0.92

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended
	December 31,
	2024	2023	2022
Net income (loss)	$8,077	$(98,486)	$10,757
Change in cumulative translation adjustment	(4,213)	1,503	(2,125)
Other comprehensive income (loss), net of tax	(4,213)	1,503	(2,125)
Comprehensive income (loss)	3,864	(96,983)	8,632
Less: Comprehensive income (loss) attributable to non-controlling interest	(757)	(28,994)	3,567
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$4,621	$(67,989)	$5,065

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity (deficit)
Balances, January 1, 2022	18,806,194	$2	1	$—	$515,443	$(7,821)	$650	$(439,207)	$69,067
Net income (loss)	—	—	—	—	—	6,110	—	4,647	10,757
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(13,832)	(13,832)
Equity-based compensation expense and dividend equivalents	830,718	—	—	—	26,647	(834)	—	—	25,813
Dividends to Class A common stockholders	—	—	—	—	—	(17,352)	—	—	(17,352)
Repurchase and retirement of common shares	(1,533,728)	—	—	—	—	(34,101)	—	—	(34,101)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,045)	(1,080)	(2,125)
Shares withheld for taxes on share-based compensation	(228,946)	—	—	—	(6,524)	—	—	—	(6,524)
Other	—	—	—		—	(1)	—	—	(1)
Balances, December 31, 2022	17,874,238	$2	1	$—	$535,566	$(53,999)	$(395)	$(449,472)	$31,702
Net income (loss)	—	—	—	—	—	(69,022)	—	(29,464)	(98,486)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(8,655)	(8,655)
Equity-based compensation expense and dividend equivalents	806,527	—	—	—	19,438	(1,051)	—	—	18,387
Dividends to Class A common stockholders	—	—	—	—	—	(12,502)	—	—	(12,502)
Repurchase and retirement of common shares	(160,405)	—	—	—	—	(3,408)	—	—	(3,408)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	1,033	470	1,503
Shares withheld for taxes on share-based compensation	(251,076)	—	—	—	(4,367)	—	—	—	(4,367)
Other	—	—	—	—	—	(235)	—	—	(235)
Balances, December 31, 2023	18,269,284	$2	1	$—	$550,637	$(140,217)	$638	$(487,121)	$(76,061)
Net income (loss)	—	—	—	—	—	7,123	—	954	8,077
Equity-based compensation expense and dividend equivalents	1,034,702	—	—	—	17,391	(599)	—	—	16,792
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(2,502)	(1,711)	(4,213)
Shares withheld for taxes on share-based compensation	(332,551)	—	—	—	(3,075)	—	—	—	(3,075)
Other	—	—	—	—	119	(34)	—	1	86
Balances, December 31, 2024	18,971,435	$2	1	$—	$565,072	$(133,727)	$(1,864)	$(487,877)	$(58,394)

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$8,077	$(98,486)	$10,757
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,561	32,414	35,769
Equity-based compensation expense	18,855	19,536	22,044
Bad debt expense	1,359	6,784	2,581
Deferred income tax expense (benefit)	(2,102)	49,387	(183)
Fair value adjustments to contingent consideration	(225)	(533)	(133)
Settlement charge	5,483	55,150	—
Impairment charge - goodwill	—	18,633	7,100
Impairment charge - leased assets	—	—	6,248
Loss on sale or disposition of assets, net	190	406	1,320
Non-cash lease benefit	(2,928)	(2,847)	(2,108)
Non-cash loss on lease termination	—	—	1,175
Non-cash debt charges	863	860	861
Payment of contingent consideration in excess of acquisition date fair value	(360)	—	—
Change in estimated tax receivable agreement liability	1,219	(25,298)	(702)
Other, net	(220)	62	47
Changes in operating assets and liabilities
Accounts and notes receivable, current portion	7,505	(8,442)	2,789
Other current and noncurrent assets	712	6,461	5,163
Other current and noncurrent liabilities	1,542	(20,249)	(17,533)
Payments pursuant to tax receivable agreements	(504)	(440)	(3,240)
Income taxes receivable/payable	(6,505)	298	(871)
Deferred revenue, current and noncurrent	(2,870)	(5,432)	58
Net cash provided by operating activities	59,652	28,264	71,142
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(6,622)	(6,419)	(9,932)
Other	746	776	(1,568)
Net cash used in investing activities	(5,876)	(5,643)	(11,500)
Cash flows from financing activities:
Payments on debt	(4,600)	(4,600)	(4,600)
Distributions paid to non-controlling unitholders	—	(8,655)	(13,832)
Dividends and dividend equivalents paid to Class A common stockholders	(599)	(13,553)	(18,186)
Payments related to tax withholding for share-based compensation	(3,075)	(4,367)	(6,524)
Common shares repurchased	—	(3,408)	(34,101)
Payment of contingent consideration	—	(1,234)	(1,120)
Other financing	1	—	—
Net cash used in financing activities	(8,273)	(35,817)	(78,363)
Effect of exchange rate changes on cash	(1,979)	831	(1,550)
Net increase (decrease) in cash, cash equivalents and restricted cash	43,524	(12,365)	(20,271)
Cash, cash equivalents and restricted cash, beginning of period	125,763	138,128	158,399
Cash, cash equivalents and restricted cash, end of period	$169,287	$125,763	$138,128

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,549	$34,732	$19,826
Net cash paid for income taxes	$6,662	$7,107	$6,530
Cash paid for lease termination	$33	$—	$1,285

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) completed an initial public offering (the “IPO”) of its shares of Class A common stock on October 7, 2013. Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of December 31, 2024, Holdings owns 60.2% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 39.8%. Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the RE/MAX brand (“RE/MAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). The Company also sells ancillary products and services, including loan processing services to its Motto network and other third parties through the wemlo® brand. The Company focuses on enabling its networks’ success by providing quality education, innovative technology products and valuable marketing to build the strength of the RE/MAX and Motto brands.

RE/MAX was founded in 1973 and its strategy is to sell franchises and help those franchisees recruit and retain the best agents. The RE/MAX brand is built on the strength of the Company’s global franchise network and its unique economic model that helps to attract, develop and retain the best-performing and most experienced agents by maximizing their opportunity to retain a larger portion of their commissions.

Motto, founded in 2016, has grown to over 220 offices across more than 40 states. The Motto franchise model offers U.S. real estate brokers, real estate professionals and other investors access to the mortgage brokerage business. Motto is highly complementary to the RE/MAX real estate business and is designed to provide diversified revenue and income streams to real estate professionals. Motto franchisees offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at the same location or at offices near each other.

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

Class B common stock

RIHI is the sole holder of Class B common stock and is controlled by David and Gail Liniger, the Company’s co-founders. Pursuant to the terms of the Company’s Certificate of Incorporation, Class B common stock is entitled to a number of votes on matters presented to Holdings’ stockholders equal to the number of RMCO common units that RIHI holds. Through its ownership of the Class B common stock, RIHI holds 39.8% of the voting power of the Company’s stock as of December 31, 2024. Mr. Liniger also owns Class A common stock with an additional 1.1% of the voting power of the Company’s stock as of December 31, 2024.

Holders of shares of Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“financial statements”) and notes thereto included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2024 and 2023, the results of its operations and comprehensive income (loss), changes in its stockholders’ equity (deficit) and its cash flows for the years ended December 31, 2024, 2023 and 2022.

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

The Company operates under the following reportable segments:

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

The Company presents all other business activities and operating segments which, due to quantitative insignificance, do not meet the quantitative significance tests for reportable segments under Other.

See Note 15, Segment Information, for additional information about segment reporting.

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

Agents in Company-Owned Regions who joined RE/MAX prior to 2004, the year the Company began assessing broker fees, are generally “grandfathered” and continue to be exempt from paying a broker fee. Certain agents in Canada do not pay broker fees. As of December 31, 2024, approximately 23% of agents in the U.S. and Canada Company-owned Regions did not pay broker fees. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

During 2022, the Company launched a pilot program in five states in the U.S. with a pricing component that has a capped broker fee per team member, reducing the revenue the Company receives per agent had that agent not been in the program. Revenue from capped broker fees is estimated and recognized ratably over the year that is capped. In the first half of 2024, the Company extended the pilot program to the majority of the United States. Due to legacy price structures enacted when certain geographies were Independent Regions, broker fees in a limited number of locations (mainly the acquired U.S. regions from INTEGRA, Texas and parts of Canada) are capped at certain commission levels.

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

Other Revenue

Other revenue is primarily from:

●	Event-based revenue from education and other programs, which is recognized when the event occurs and until then amounts collected are included in “Deferred revenue”.

●	Data service subscription revenue, which is recognized when the control of the products or services has transferred to the customer, which may occur at a point in time or over time, depending on the nature of the contract.
●	Preferred marketing arrangements, which involves both flat fees paid in advance as well as revenue sharing, both of which are generally recognized over the period of the arrangement and are recorded net as the Company does not control the good or service provided.
●	Technology products and subscription revenue, which charges a monthly fee to its customers or a periodic fee to agents who use the products or services.
●	Mortgage loan processing revenue, which charges a flat fee per transaction which is recognized when a loan is closed.
●	Advertising revenue is generated through advertisements, media and sponsorship sales via our websites. Revenue is recognized as ads are delivered based on the number of clicks or impressions and is recorded net of any commissions paid to advertising agencies, as applicable, as the Company does not control the good or service provided.

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Consolidated Balance Sheets. Other deferred revenue is primarily related to event-based revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2024	New billings	recognized (a)	December 31, 2024
Franchise sales	$24,613	$4,908	$(8,239)	$21,282
Annual dues	13,282	31,167	(32,188)	12,261
Other	2,789	18,501	(17,207)	4,083
	$40,684	$54,576	$(57,634)	$37,626
(a)	Revenue recognized related to the beginning balance for Franchise Sales and Annual Dues was $7.9 million and $12.5 million, respectfully, for the year ended December 31, 2024.

Commissions paid on Franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “Other current assets” and “Other assets, net of current portion” on the Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2024	for new activity	recognized	December 31, 2024
Capitalized contract costs for commissions	$4,225	$1,753	$(2,425)	$3,553

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
U.S. Company-Owned Regions	$131,375	$138,499	$157,492
U.S. Independent Regions	6,017	6,439	7,086
Canada Company-Owned Regions	40,693	40,805	42,289
Canada Independent Regions	2,758	2,891	2,857
Global	14,421	12,754	12,163
Fee revenue (a)	195,264	201,388	221,887
Franchise sales and other revenue (b)	18,829	25,794	27,385
Total Real Estate	214,093	227,182	249,272
U.S.	59,335	63,791	69,169
Canada	18,521	19,039	19,993
Global	1,127	1,031	1,157
Total Marketing Funds	78,983	83,861	90,319
Mortgage (c)	14,609	13,993	12,388
Other (c)	—	635	1,407
Total	$307,685	$325,671	$353,386
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is derived primarily within the U.S.
(c)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Franchise sales	$6,467	$5,252	$3,962	$2,597	$1,263	$1,741	$21,282
Annual dues	12,261	—	—	—	—	—	12,261
Total	$18,728	$5,252	$3,962	$2,597	$1,263	$1,741	$33,543

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Consolidated Balance Sheets to the amounts presented in the Consolidated Statements of Cash Flows (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$96,619	$82,623
Restricted cash:
Marketing Funds (a)	17,668	15,640
Settlement Fund (b)	55,000	27,500
Total cash, cash equivalents and restricted cash	$169,287	$125,763
(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.
(b)	Represents the net amounts held in the U.S. Settlement Fund as part of the settlement of certain industry class-action lawsuits. See Note 13, Commitments and Contingencies, for additional information.

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs. These services are primarily comprised of: (a) building and maintaining agent marketing technology, including customer relationship management tools, the remax.com and remax.ca websites, agent, office team websites and mobile apps, (b) dedicated employees focused on marketing campaigns, and (c) various administrative services including customer support of technology, accounting and legal.

Because these costs are ultimately paid by the Marketing Funds, they do not impact the net income (loss) of Holdings as the Marketing Funds have no reported net income.

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Technology − operating	$4,397	$4,676	$14,436
Technology − capital(a)	—	(203)	918
Marketing staff and administrative services	5,970	6,102	5,598
Total	$10,367	$10,575	$20,952
(a)	During the years ended 2023 and 2022, the Company determined that certain development projects were no longer needed and therefore $0.2 million and $0.5 million, respectively, reflecting the cost of work in process assets that would no longer be placed in service, was refunded to the marketing funds.

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

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

	Balance at beginning of period	Charges to expense for changes in Allowance for doubtful accounts (a)	Write-offs	Balance at end of period
Year Ended December 31, 2024	$10,900	$1,359	$(1,051)	$11,208
Year Ended December 31, 2023	$9,111	$6,784	$(4,995)	$10,900
Year Ended December 31, 2022	$9,564	$2,581	$(3,034)	$9,111
(a)	Includes approximately $0.4 million, $1.8 million and $0.4 million of expense attributable to the Marketing Funds for the years ended December 31, 2024, 2023 and 2022, respectively.

Accumulated Other Comprehensive Income (Loss) and Foreign Currency Translation

Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with stockholders and is comprised of foreign currency translation adjustments.

As of December 31, 2024, the Company, directly and through its franchisees, conducted operations in over 110 countries and territories, including the U.S. and Canada. The functional currency for the Company’s operations is the U.S. dollar, except for its Canadian subsidiaries for which it is the Canadian Dollar.

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

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from such asset. If not recoverable, the excess of the carrying amount of an asset over its estimated discounted cash flows would be charged to operations as an impairment loss. For each of the years ended December 31, 2024, 2023 and 2022, there were no material impairments indicated for such assets.

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

During 2023, the Company recorded a goodwill impairment on its Mortgage reporting unit in its Mortgage Segment. During 2022, the Company recorded a goodwill impairment in its Gadberry Group reporting unit in the Real Estate segment. See Note 7, Intangible Assets and Goodwill, for additional information.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset and changes in applicable tax laws and other factors. If management determines that it is not likely that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s Consolidated Statements of Income (Loss). During 2024, the Company recorded an adjustment to the valuation allowance on its deferred tax assets, see Note 11, Income Taxes, for additional information.

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

Restructuring Charges

During the fourth quarter of 2024, the Company restructured its support services intended to further enhance the overall customer experience. As a result of this restructuring, for the year ended December 31, 2024, the Company incurred $1.3 million of severance and related expenses and accelerated equity compensation expense of $0.3 million, which are recognized as “Selling, operating and administrative expenses” in the Consolidated Statements of Income (Loss). See Note 8, Accrued Liabilities, for a roll forward of the liability related to the restructuring as of December 31, 2024.

During the third quarter of 2023, the Company announced a reduction in force and reorganization (the “Reorganization”) intended to streamline the Company’s operations and yield cost savings over the long term. The Reorganization reduced the Company’s overall workforce by approximately 7% and was substantially complete by the end of the third quarter. As a result of the Reorganization, the Company incurred a pre-tax cash charge for one-time termination benefits of severance and related costs of $4.3 million and accelerated equity compensation expense of $0.5 million, which are recognized as “Selling, operating and administrative expenses” in the Consolidated Statements of Income (Loss). See Note 8, Accrued Liabilities, for a roll forward of the liability related to the Reorganization as of December 31, 2024.

During the third quarter of 2022, the Company began incurring expenses related to a restructuring in its business and technology offerings with the phased rollout of the BoldTrail platform (formerly kvCORE), replacing the functionality previously provided by the internally developed platform. A significant amount of these costs are termination benefits related to workforce reductions including severance and related expenses received by former employees. For the year ended 2022, the Company incurred $11.7 million of expenses related to this restructure, including $7.6 million of severance and related expenses, $2.2 million of accelerated equity-based compensation expense, which are recognized as “Selling, operating and administrative expenses” in the Consolidated Statements of Income (Loss) and a $1.2 million write off of capitalized software development costs and $0.7 million of accelerated amortization, which are recognized as “Depreciation and amortization” in the Consolidated Statements of Income (Loss). See Note 8, Accrued Liabilities, for a roll forward of the liability related to the restructure as of December 31, 2024.

Equity-Based Compensation

The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss). All equity-based compensation is required to be measured at fair value on or just prior to the date of grant and is expensed over the requisite service, generally over a three-year period, and forfeitures are accounted for as they occur. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. See Note 12, Equity-Based Compensation, for additional discussion regarding details of the Company’s equity-based compensation plans.

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the Canadian entity for INTEGRA. The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” on the Consolidated Statements of Income (Loss) along with the related derivative contracts. During the twelve months ended December 31, 2024, and 2023 and 2022, the Company recognized a net gain of $3.5 million, a net loss of $1.1 million and a net gain of $3.8 million, respectively, on the derivative contracts.

The Company had a short-term $44.0 million Canadian dollar forward contract that matures in the first quarter of 2025 that net settles in U.S. dollar based on the prevailing spot rates at maturity.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The Company adopted this standard effective December 31, 2024, with updates applied retrospectively to all prior periods presented in the Company’s financial statements. See Note 15, Segment Information, for additional disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Disaggregation of Income Statement Expenses, which requires enhanced disclosures around disaggregation of certain income statement expense lines into specified categories. The new standard applies to public business entities and is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company believes the amendments of ASU 2024-03 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

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

A summary of the Company’s lease cost is as follows (in thousands, except for weighted-averages):

	Year Ended December 31,
	2024	2023	2022
Lease Cost
Operating lease cost (a)(b)	$9,682	$10,833	$11,377
Sublease income (a)	(2,798)	(2,555)	(2,159)
Short-term lease cost (c)	7,383	8,882	10,023
Total lease cost	$14,267	$17,160	$19,241
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	10,028	9,819	9,406
Weighted-average remaining lease term in years - operating leases	3.4	4.4	5.3
Weighted-average discount rate - operating leases	6.3%	6.3%	6.2%
(a)	All the Company’s material leases are classified as operating leases.
(b)	Includes approximately $2.7 million, $3.5 million and $3.6 million of taxes, insurance and maintenance for the years ended December 31, 2024, 2023, and 2022 respectively.
(c)	Includes expenses associated with short-term leases of billboard advertisements and is included in “Marketing Funds expenses” on the Consolidated Statements of Income (Loss) for the years ended December 31, 2024, 2023 and 2022.

Maturities under non-cancellable leases were as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
2025	$10,278	(1,764)	$8,514
2026	10,373	(1,674)	8,699
2027	10,397	(1,707)	8,690
2028	3,204	(574)	2,630
2029	232	—	232
Thereafter	314	—	314
Total lease payments	$34,798	$(5,719)	$29,079
Less: imputed interest	3,573
Present value of lease liabilities	$31,225

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

Lease Termination

During the second quarter of 2022, the Company terminated an office lease, which was owned by an entity controlled by former employees of the Company. As a result, the Company wrote off an ROU asset of $2.7 million and derecognized $1.5 million of lease liability associated with the terminated lease. The Company also recognized a loss on termination of $2.5 million, which included a lease termination payment of $1.3 million.

4. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	December 31, 2024		December 31, 2023
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	39.8%	12,559,600	40.7%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	18,971,435	60.2%	18,269,284	59.3%
Total common units in RMCO	31,531,035	100.0%	30,828,884	100.0%

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

	Year Ended December 31,
	2024			2023			2022
	Holdings	NCI	Total	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	59.9%	40.1%	100.0%	59.1%	40.9%	100.0%	59.8%	40.2%	100.0%
Income (loss) before provision for income taxes (a)	$3,216	$2,984	$6,200	$(14,149)	$(27,390)	$(41,539)	$11,090	$7,038	$18,128
(Provision) / benefit for income taxes (b)	3,907	(2,030)	1,877	(54,873)	(2,074)	(56,947)	(4,980)	(2,391)	(7,371)
Net income (loss)	$7,123	$954	$8,077	$(69,022)	$(29,464)	$(98,486)	$6,110	$4,647	$10,757

NCI – non-controlling interest

(a)	The WAO percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income (loss) from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions. See Note 11, Income Taxes, for additional information.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid or payable to non-controlling unitholders are summarized as follows (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Tax distributions	$—	$—	$2,276
Dividend distributions (a)	—	8,667	11,556
Other	—	(12)	—
Total distributions to non-controlling unitholders	$—	$8,655	$13,832
(a)	In the fourth quarter 2023, the Company announced that its Board of Directors decided to suspend the Company’s quarterly dividend.

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

In connection with the initial sale of RMCO common units in October 2013, Holdings entered into Tax Receivable Agreements (“TRAs”) which require that Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. The TRA holders as of December 31, 2024 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted.

This liability is recorded within “Current portion of payable pursuant to tax receivable agreements” in the Consolidated Balance Sheets and were $1.5 million and $0.8 million in aggregate as of December 31, 2024 and 2023, respectively. In 2023, the Company evaluated the need for a valuation allowance against its deferred tax assets and determined that a full valuation allowance was necessary in light of the reduction in taxable income primarily due to the settlement of costly litigation associated with several industry class-action lawsuits. See Note 13, Commitments and Contingencies, for additional information. In connection therewith, we also remeasured the liabilities under the TRAs, which resulted in a reduction in the TRA liabilities and corresponding gain of $25.3 million. See Note 11, Income Taxes, for additional information.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended
	December 31,
	2024	2023	2022
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$7,123	$(69,022)	$6,110
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,780,200	18,111,409	18,678,774
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	18,780,200	18,111,409	18,678,774
Add dilutive effect of the following:
Restricted stock (a)	513,627	—	165,922
Weighted average shares of Class A common stock outstanding, diluted	19,293,827	18,111,409	18,844,696
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.38	$(3.81)	$0.33
Diluted	$0.37	$(3.81)	$0.32
(a)	As the Company had a net loss for the year ended December 31, 2023, these shares would have been considered anti-dilutive and therefore there is no effect on the weighted average shares of Class A common stock outstanding EPS calculation.

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

Dividends

Dividends declared and paid during each quarter ended per share on all outstanding shares of Class A common stock were as follows (in thousands, except per share information):

	Year Ended December 31, 2023		Year Ended December 31, 2022
Quarter end declared	Date paid	Per share	Date paid	Per share
March 31	March 22, 2023	$0.23	March 16, 2022	$0.23
June 30	May 31, 2023	0.23	May 25, 2022	0.23
September 30	August 29, 2023	0.23	August 30, 2022	0.23
December 31	—	—	November 30, 2022	0.23
		$0.69		$0.92

During the fourth quarter of 2023, the Company’s Board of Directors decided to suspend the Company’s quarterly dividend. In light of the litigation settlement (See Note 13, Commitments and Contingencies) and ongoing challenging housing and mortgage market conditions, the Company’s Board of Directors continues to believe this action to preserve the Company’s capital is prudent.

Share Repurchases and Retirement

In January 2022, the Company’s Board of Directors authorized a common stock repurchase program of up to $100 million. During the year ended December 31, 2024, the Company did not repurchase any shares of the Company’s Class A common stock. As of December 31, 2024, $62.5 million remained available under the share repurchase program.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable Life	2024	2023
Leasehold improvements	Shorter of estimated useful life or life of lease	$9,838	$8,404
Office furniture, fixtures and equipment	2 - 10 years	13,264	13,361
Total property and equipment		23,102	21,765
Less accumulated depreciation		(15,524)	(13,132)
Total property and equipment, net		$7,578	$8,633

Depreciation expense was $2.4 million, $2.5 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of December 31, 2024			As of December 31, 2023
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	11.9	$222,055	$(140,869)	$81,186	$225,716	$(124,200)	$101,516
Other intangible assets:
Software (a)	3.8	$57,243	$(46,829)	$10,414	$52,918	$(39,192)	$13,726
Trademarks	9.0	900	(684)	216	971	(649)	322
Non-compete agreements	5.0	12,721	(9,969)	2,752	13,051	(8,156)	4,895
Training materials	—	2,400	(2,400)	—	2,400	(2,400)	—
Other	7.0	870	(870)	—	870	(637)	233
Total other intangible assets	4.3	$74,134	$(60,752)	$13,382	$70,210	$(51,034)	$19,176
(a)	As of December 31, 2024 and 2023, capitalized software development costs of $1.2 million and $1.0 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $27.2 million, $29.9 million and $33.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

2025	$23,135
2026	16,770
2027	9,685
2028	8,258
2029	6,983
Thereafter	29,737
$94,568

The following table presents changes to goodwill by reportable segment for the period from January 1, 2023 to December 31, 2024 (in thousands):

	Real Estate	Mortgage	Total
Balance, January 1, 2023	$239,993	$18,633	$258,626
Impairment charge	—	(18,633)	(18,633)
Effect of changes in foreign currency exchange rates	1,171	—	1,171
Balance, January 1, 2024	$241,164	$—	$241,164
Effect of changes in foreign currency exchange rates	(3,925)	—	(3,925)
Balance, December 31, 2024	$237,239	$—	$237,239

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

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Marketing Funds (a)	$27,995	$28,753
Accrued payroll and related employee costs	15,444	14,231
Accrued taxes	2,153	2,567
Accrued professional fees	960	937
Settlements payable (b)	60,410	55,700
Other	3,897	5,246
	$110,859	$107,434
(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information.

(b)	Represents the settlement payable as part of the settlements of certain industry class-action lawsuits and other legal settlements. Settlement payables that are transacted in Canadian dollars have been translated into U.S. dollars at the balance sheet date. See Note 13, Commitments and Contingencies, for additional information.

The following table presents a rollforward of the liability as related to the restructuring activities, which are in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance, January 1, 2022	$—
Severance and other related expenses (a)	7,578
Cash payments	(3,947)
Balance December 31, 2022	3,631
Severance and other related expenses	4,211
Cash payments	(5,220)
Balance December 31, 2023 (b)	$2,622
Severance and other related expenses	1,268
Cash payments	(2,497)
Balance, December 31, 2024 (c)	$1,393
(a)	Excludes $2.2 million of non-cash equity-based compensation expense from the accelerated vesting of certain grants in connection with the strategic shift and restructuring that occurred in the third quarter of 2022. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Includes $2.6 million related to the Reorganization that occurred in the third quarter of 2023. The liability related to the strategic shift and restructure of the business that occurred in the third quarter of 2022 has been substantially paid as of December 31, 2023. See Note 2, Summary of Significant Accounting Policies for additional information.
(c)	Includes $1.1 million related to the restructuring that occurred in the fourth quarter of 2024 and $0.3 million related to the Reorganization that occurred in the third quarter of 2023. See Note 2, Summary of Significant Accounting Policies for additional information.

9. Debt

Debt, net of current portion, consists of the following (in thousands):

	As of December 31,
	2024	2023
Senior Secured Credit Facility	$443,901	$448,500
Less unamortized debt issuance costs	(2,259)	(2,896)
Less unamortized debt discount costs	(799)	(1,024)
Less current portion	(4,600)	(4,600)
	$436,243	$439,980

Maturities of debt are as follows (in thousands):

As of December 31,
2025	$4,600
2026	4,600
2027	4,600
2028	430,101
$443,901

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its Senior Secured Credit Facility to refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility which matures and must be repaid on July 21, 2026 if any amounts are drawn.

The Senior Secured Credit Facility requires the Company to repay term loans at approximately $1.2 million per quarter. The Company is also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF”) as defined in the Senior Secured Credit Facility, at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR”) as defined in the Senior Secured Credit Facility, is in excess of

4.25:1. If the Company’s TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the Company’s TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. As of December 31, 2024, no ECF payment was required because the Company’s TLR was below 3.75:1 pursuant to the terms of the Senior Secured Credit Facility

The Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. These restricted payments include declaration or payment of dividends, repurchase of shares, or other distributions. In general, the Company can make unlimited restricted payments – primarily dividends and share repurchases – if the Company’s TLR is below 3.50:1 (both before and after giving effect to such payments). If the Company’s TLR exceeds 3.50:1, the Company will generally be limited in the amount of restricted payments it can make up to the greater of $50 million or 50% of consolidated EBITDA on a trailing twelve-month basis (unless the Company can rely on other restricted payment baskets available under the Senior Secured Credit Facility).

The Company’s TLR is calculated quarterly and is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ending December 31, 2024, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $97.4 million and as of December 31, 2024, the Company’s TLR was 3.57:1.

With certain exceptions, any default under any of the Company’s other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Prior to July 2023, borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) LIBOR, provided LIBOR shall be no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate shall be adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%. The Senior Secured Credit Facility includes a provision for transition from LIBOR to the alternative reference rate of Term Secured Overnight Financing Rate (“SOFR”)) on or before June 2023 (the LIBOR Rate cessation date) and the Company transitioned from LIBOR to Adjusted Term SOFR on July 31, 2023. Borrowings under the term loans and revolving loans began accruing interest based on Adjusted Term SOFR, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%. As of December 31, 2024, the interest rate on the term loan facility was 7.0%.

If any amounts are drawn on the $50 million revolving line of credit, the terms of the Company’s Senior Secured Credit Facility require the Company’s TLR to not exceed 4.50:1. As a result, as long as the Company’s TLR remains below 4.50:1, access to borrowings under the revolving line will not be restricted. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of the Company’s TLR. As of the date of this report, no amounts were drawn on the revolving line of credit.

10. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Quoted prices for identical instruments in active markets.
●	Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations, in which all significant inputs are observable in active markets. The fair value of the Company’s debt reflects a Level 2 measurement and was estimated based on quoted prices for the Company’s debt instruments in an inactive market.
●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Level 3 liabilities that are measured at fair value on a recurring basis consist of the Company’s contingent consideration related to the acquisition of Motto.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of December 31, 2024				As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities
Motto contingent consideration	$2,175	$—	$—	$2,175	$2,170	$—	$—	$2,170
Gadberry Group contingent consideration	—	—	—	—	590	—	—	590
Contingent consideration (a)	$2,175	$—	$—	$2,175	$2,760	$—	$—	$2,760
(a)	Recorded as a component of “Accounts payable”, “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 20-90 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales and a 1% change to the discount rate applied to the forecast would not change the liability materially. As of December 31, 2024, the Company does not anticipate making any further cash payments for contingent consideration associated with the acquisition of Gadberry Group. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2023	$4,527
Fair value adjustments	(533)
Cash payments	(1,234)
Balance at January 1, 2024	$2,760
Fair value adjustments	(225)
Cash payments	(360)
Balance at December 31, 2024	$2,175

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the year ended December 31, 2024.

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$440,843	$435,022	$444,580	$421,590

11. Income Taxes

“Income (loss) before provision for income taxes” as shown in the accompanying Consolidated Statements of Income (Loss) is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(37,232)	$(82,690)	$(25,443)
Foreign	43,432	41,151	43,571
Total	$6,200	$(41,539)	$18,128

Components of the “Provision for income taxes” in the accompanying Consolidated Statements of Income (Loss) consist of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$(6,807)	$1,748	$696
Foreign	6,529	5,248	6,856
State and local	503	564	2
Total current expense	225	7,560	7,554
Deferred expense
Federal	(649)	39,634	1,039
Foreign	(1,453)	573	(1,522)
State and local	—	9,180	300
Total deferred expense (benefit)	(2,102)	49,387	(183)
Provision for income taxes	$(1,877)	$56,947	$7,371

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	5.7	3.7	2.7
Income attributable to non-controlling interests (a)	(12.7)	(16.3)	(9.3)
Subtotal	14.0%	8.4%	14.4%
Non-creditable foreign and domestic taxes - non-controlling interest (b)(c)	30.7	(4.6)	14.0
Non-creditable foreign taxes - RE/MAX Holdings (c)(d)	8.7	(0.5)	8.1
Foreign derived intangible income deduction	(8.6)	—	—
Other permanent differences	23.3	(3.4)	4.3
Uncertain tax positions	—	2.4	—
Foreign Tax Rate Differential	(2.5)	—	—
162(m) compensation limitation	1.6	—	1.1
Valuation Allowance	(108.0)	(153.1)	—
Effect of permanent difference - adjustment TRA liability	4.8	15.0	—
Other	5.7	(1.3)	(1.2)
	(30.3)%	(137.1)%	40.7%
(a)	Given the majority of the Company’s income is generated via a pass-through entity of which the non-controlling interest owns approximately 40%, that proportion of the Company’s income is not subject to U.S. or state income tax rates.
(b)	Approximately 40% of foreign taxes paid at the RMCO level and corporate subsidiary taxes are attributable to the non-controlling interest. As a result, these taxes are not creditable against the U.S. taxes of Holdings.
(c)	The percentage impact of these items in 2023 switched directionally because the Company’s pre-tax net income changed from positive to negative.
(d)	While a portion of foreign taxes are creditable within the U.S. since Canada’s tax rate is higher than the U.S. statutory rate a portion of the tax paid will not be creditable.

The components of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets
Goodwill, other intangibles and other assets	$28,322	$33,897
Settlement charge	1,180	4,011
Imputed interest deduction pursuant to tax receivable agreements	1,987	2,175
Operating lease liabilities	4,398	5,554
Compensation and benefits	5,238	4,414
Allowance for doubtful accounts	1,043	1,401
Contingent consideration liability	315	396
Deferred revenue	3,624	3,952
Foreign tax credit carryforward	14,919	11,358
Net operating loss carryforward	1	2,980
163j business interest limitation carryforward	9,987	5,536
Other	3,497	2,161
Total deferred tax assets	74,511	77,835
Valuation allowance (a)	(69,211)	(72,849)
Total deferred tax assets, net of valuation allowance	5,300	4,986
Deferred tax liabilities
Property and equipment	442	(27)
Goodwill, other intangibles and other assets	(10,888)	(12,543)
Operating lease assets	(2,408)	(3,109)
Other	(894)	(104)
Total deferred tax liabilities	(13,748)	(15,783)
Net deferred tax assets and liabilities	$(8,448)	$(10,797)
(a)	In 2024 and 2023, a full valuation allowance was recorded against the Company’s deferred tax assets as a result of a combined three-year cumulative loss primarily due to the settlement of the 2023 industry class-action lawsuits.

As of December 31, 2024, the Company had $14.9 million in unutilized foreign tax credit carryforwards. If unused, the carryforwards will begin to expire during the years 2027-2034. This amount has a full valuation allowance recorded against it as of December 31, 2024.

As of December 31, 2024, the Company had $9.9 million of disallowed interest expense carryforwards under Section 162(j) of the Internal Revenue Code. These carryforwards do not expire and can be used to offset future taxable income, subject to annual limitations. This amount has a full valuation allowance booked against it as of December 31, 2024.

Net deferred tax assets are recorded for differences between the financial reporting basis and the tax basis of Holdings’ proportionate share of the net assets of RMCO. The Company recognizes deferred tax assets to the extent, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations If not expected to be realized, a valuation allowance is recorded to offset the deferred tax asset.

As of December 31, 2024, the Company did not provide for deferred taxes on unremitted earnings of foreign subsidiaries that are permanently reinvested, for which withholding taxes would be due upon repatriation. The estimated amount of additional tax that would be payable on this income if distributed would be immaterial.

The Company is subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. The Company’s U.S. income tax returns are primarily subject to examination from 2021 forward; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carry-forwards and tax credit carryforwards are utilized. The open years for non-U.S. tax returns range from 2015 through 2023 based on local statutes.

Uncertain Tax Positions

During 2021 and in connection with the INTEGRA acquisition, the Company assumed an uncertain tax position related to certain U.S. tax matters and also recorded a largely offsetting related indemnification asset.

In both 2023 and 2024, a portion of the uncertain tax position and related indemnification asset assumed in connection with the INTEGRA acquisition were reversed as a result of lapse of applicable statute of limitations.

Uncertain tax position liabilities represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the consolidated financial statements and are recognized in “Income taxes payable” in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount, excluding interest and penalties is as follows:

	As of December 31,
	2024	2023	2022
Balance, January 1	$258	$1,014	$1,587
Decrease related to prior year tax positions	(228)	(756)	(882)
Increase related to prior period tax positions	—	—	309
Balance, December 31 (a)	$30	$258	$1,014
(a)	Excludes accrued interest and penalties of $0.1 million and $0.3 million for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2024, accrued interest and penalties were immaterial. These related interest and penalties are recognized in “Income taxes payable” within the Consolidated Balance Sheets.

A portion of the Company’s uncertain tax positions have a reasonable possibility of being settled within the next 12 months.

12. Equity-Based Compensation

During the second quarter of 2023, the Company’s shareholders approved a new Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan”), that became effective immediately upon approval, superseding the prior 2013 Incentive Plan (the “2013 Incentive Plan”). The 2023 Incentive Plan along with the 2013 Incentive Plan (collectively referred to as the “Incentive Plan”), include restrictive stock units which may have time-based or performance-based vesting criteria. In addition, during the fourth quarter of 2023, pursuant to the inducement award exception under New York Stock Exchange Rule 303A.08, the Board of Directors approved equity grants to the Company’s newly appointed CEO (“2023 CEO Grants”) which have both time-based and performance-based vesting criteria.

The Company recognizes equity-based compensation expense in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss). The Company recognizes corporate income tax benefits relating to the vesting of restricted stock units in “Provision for income taxes” in the accompanying Consolidated Statements of Income (Loss).

Employee stock-based compensation expense under the Company’s Incentive Plan is as follows (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Expense from time-based awards (a)(b)	$10,849	$12,305	$16,103
Expense from performance-based awards (a)(b)(c)	2,942	3,718	2,175
Expense from bonus to be settled in shares (d)	5,064	3,513	3,766
Equity-based compensation expense	$18,855	$19,536	$22,044
Tax benefit from equity-based compensation	(2,776)	(2,834)	(3,238)
Deficit / (excess) tax benefit from equity-based compensation	1,001	965	536
Net compensation cost	$17,080	$17,667	$19,342
(a)	Includes $1.3 million of expense recognized for time-based awards and $0.8 million of expense recognized for performance-based awards, for the twelve months ended December 31, 2024, for inducement awards granted to the Company's CEO, Erik Carlson, in the fourth quarter of 2023. As of December 31, 2024, 774,197 restricted stock units remain outstanding assuming maximum achievement of the performance awards.
(b)	During 2022, the Company recognized $2.2 million of expense upon the acceleration of certain grants issued in connection with the restructuring, as further discussed in Note 2, Summary of Significant Accounting Policies. In addition, during the third quarter of 2022, the Company recognized $1.4 million of expense upon acceleration of certain grants that were issued to two employees and former owners of an acquired company who departed during the third quarter of 2022.
(c)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions. During the first quarter of 2022, the Company had a significant amount of forfeitures related to performance-based awards issued to the Company’s former CEO which, subsequent to his departure, will no longer vest.
(d)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

Time-based restricted stock units and restricted stock awards are valued using the Company’s closing stock price on or just prior to the date of grant. Grants awarded to the Company’s Board of Directors generally vest over a one-year period. Grants awarded to the Company’s employees generally vest equally in annual installments over a two or three-year period. The 2023 CEO Grants vest over a one-year and three-year period. Compensation expense is recognized on a straight-line basis over the vesting period.

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2024	1,066,594	$18.70
Granted (a)	1,459,304	$8.77
Shares vested (including tax withholding) (b)	(600,512)	$20.04
Forfeited	(182,041)	$14.08
Balance, December 31, 2024	1,743,345	$10.40

(a)	The weighted average grant date fair value per share for the years ended December 31, 2023 and 2022 were $18.70 and $32.23 respectively.
(b)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of December 31, 2024, there was $9.0 million of total unrecognized expense for time-based restricted stock awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.6 years.

Performance-based Restricted Stock

Performance-based restricted stock units (“PSUs”) granted to employees under the Incentive Plan are stock-based awards that generally vest at the end of a three-year period in which the number of shares ultimately received depends on the Company’s achievement of either a specified revenue target or the Company’s total shareholder return (“rTSR”) relative to a peer company index over a distinct performance period. The number of shares that could be issued range from 0% to 200% of the participant’s target award and if the minimum threshold conditions are not met, no shares will vest. PSUs that vest upon achievement of a specified revenue target are valued using the Company’s closing stock price on or just prior to the date of grant. For these awards, compensation expense is recognized over the vesting period and is adjusted based on the estimated revenue achievement for each target. For the 2023 CEO Grants, the PSUs vest based on the price of the Company’s class A common stock during the performance period that runs from the grant date through December 31, 2027. The number of shares that could be issued range from 0% to 200% of the participant’s target award and if the minimum threshold conditions are not met, no shares will vest. PSUs that vest upon achievement of a rTSR target and for the 2023 CEO Grants are valued on the date of grant using a Monte Carlo simulation and compensation expense is recognized over the vesting period.

The following table summarizes equity-based compensation activity related to PSUs:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2024	783,231	$7.87
Granted (a)	473,590	$8.81
Shares vested (including tax withholding) (b)	(105,193)	$20.57
Forfeited	(125,967)	$17.58
Balance, December 31, 2024	1,025,661	$5.81
(a)	The weighted average grant date fair value per share for the years ended December 31, 2023 and 2022 were $7.87 and $33.47, respectively.
(b)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of December 31, 2024, there was $2.6 million of total unrecognized PSU expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.4 years for PSUs.

After giving effect to all outstanding awards, there were 2,284,016 additional shares available for the Company to grant under the 2023 Incentive Plan as of December 31, 2024.

13. Commitments and Contingencies

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

On September 15, 2023, RE/MAX, LLC entered into a Settlement Term Sheet (the “Settlement”) with plaintiffs in the Burnett Action and Moehrl Action. The Settlement would resolve all claims set forth in the Burnett Action and Moehrl Action, as well as all similar claims on a nationwide basis against RE/MAX, LLC (collectively, the “Nationwide Claims”) and would release RE/MAX, LLC and the Company, their subsidiaries and affiliates, and RE/MAX sub-franchisors, franchisees and their sales associates in the United States from the Nationwide Claims. By the terms of the Settlement, RE/MAX, LLC agreed to make certain changes to its business practices and to pay a total settlement amount of $55.0 million (the “U.S. Settlement Amount”) into a qualified settlement escrow fund (the “U.S. Settlement Fund”). The U.S. Settlement Amount was deposited into the U.S. Settlement Fund in three installments per the Settlement Agreement (as defined below), of which 25% (or $13.8 million) was deposited during the third quarter of 2023, 25% (or $13.8 million) was deposited during the fourth quarter of 2023, and the final 50% (or $27.5 million) was deposited during the second quarter of 2024. The Company used available cash to pay the U.S. Settlement Amount. The Company recorded the U.S. Settlement Amount to “Settlement and impairment charges” within the Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Consolidated Balance Sheets. Until the conclusion of the appeals process, the U.S. Settlement Amount that was paid into the U.S. Settlement Fund is included in “Restricted cash” within the Consolidated Balance Sheets.

The Settlement Agreement and any actions taken to carry out the Settlement Agreement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of any party. RE/MAX, LLC continues to deny the material allegations of the complaints in the Burnett Action, the Moehrl Action, the Moehrl-related antitrust litigations, and the Copycat Cases (as defined below). RE/MAX, LLC entered into the Settlement after considering the risks and costs of continuing the litigation. On September 19, 2023, the Burnett court stayed deadlines as to RE/MAX, LLC. On October 5, 2023, RE/MAX, LLC entered into a definitive settlement agreement (the “Settlement Agreement”) containing substantially the same material terms and conditions as provided in the Settlement. On November 20, 2023, the court granted preliminary approval of the Settlement Agreement and on May 9, 2024 the court granted final approval. Appeals were subsequently filed, including by one of the Batton plaintiffs. The Settlement Agreement will become effective if the order approving the Settlement Agreement is affirmed at the conclusion of the appeals process.

On October 31, 2023, after a two-week trial, the jury in the Burnett Action found an unlawful conspiracy existed and awarded approximately $1.8 billion against the three remaining defendants NAR, Keller Williams and HSA. Due to the Settlement Agreement, the Company did not present a defense or participate in the trial. Following the trial, on February 1, 2024, Keller Williams entered into a settlement with plaintiffs agreeing to make certain changes to its business practices and to pay a total settlement amount of $70.0 million. On March 15, 2024, NAR and plaintiffs reached a settlement. As part of that settlement, NAR agreed to pay $418 million and make certain changes to its business practices, that among other things prohibit offers of compensation to buyer brokers on the MLS and requiring buyer agreements for MLS participants working with a buyer. The Burnett Court granted preliminary approval of the NAR settlement on April 23, 2024. On April 25, 2024, HSA entered into a settlement with the plaintiffs in which they agreed to certain changes to its business practices and to pay $250.0 million.

On November 24, 2024, the U.S. Department of Justice filed a “Statement of Interest” regarding the NAR settlement expressing concern about the requirement that buyers sign agreements with brokers before touring a home and indicating it is still investigating citing NAR v. United States pending in the D.C. Circuit. Nevertheless, the Burnett Court granted final approval of the NAR settlement on November 26, 2024.

In one of the other Moehrl-related antitrust litigations, filed by Jennifer Nosalek and others in the District of Massachusetts (the “Nosalek Action”), on June 30, 2023, plaintiffs filed a motion requesting preliminary approval of a settlement with MLS Property Information Network, Inc. (“MLS PIN”). The parties subsequently amended the settlement agreement on September 5, 2023, and January 5, 2024. If approved by the court, the settlement agreement requires MLS PIN to pay $3.0 million, to eliminate the requirement that a seller must offer compensation to a buyer-broker and to amend various rules pertaining to seller notices and negotiation of buyer-broker compensation. On February 15, 2024, the U.S. Department of Justice filed a statement of interest requesting that the court deny preliminary approval of the second amended settlement agreement and recommending that the settling parties propose an injunction that prohibits offers of buyer-broker compensation by MLS PIN participants. On June 24, 2024, the court stayed the case pending a ruling by the Burnett court on the proposed NAR settlement and ordered plaintiffs to file a supplemental preliminary approval of settlement within 30 days of the Burnett court ruling. No other defendants are part of the MLS PIN settlement. The terms of the Company’s Settlement Agreement extend to plaintiffs in the Nosalek Action. On October 24, 2023, plaintiffs filed a joint notice of pending settlement and a motion to stay the Nosalek case as to RE/MAX, LLC and RE/MAX Integrated Regions, LLC for 30 days, which was granted on October 30, 2023. Plaintiffs subsequently filed a joint motion to continue the stay.

On April 9, 2021, a putative class action claim (the “Sunderland Action”) was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021, Century 21 Canada Limited Partnership, Royal Lepage Real Estate Services Ltd., and many other real estate companies (collectively the “Defendants”), by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants conspired, agreed or arranged with each other and acted in furtherance of their conspiracy to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system (the “Toronto MLS”) in violation of the Canadian Competition Act. On February 24, 2022, Plaintiff filed a Fresh as Amended Statement of Claim. With respect to RE/MAX OA, the amended claim alleges franchisor defendants aided and abetted their respective franchisee brokerages and their salespeople in violation of Section 45(1) of the Canadian Competition Act. Among other requested relief, the Plaintiff seeks damages against the defendants and injunctive relief. On September 25, 2023, the Court dismissed the claims against RE/MAX OA, and on October 25, 2023, the Plaintiff appealed the decision and RE/MAX OA has cross appealed. A copycat lawsuit to the Sunderland Action was filed by plaintiff Kevin McFall (the “McFall Action”) on January 18, 2024. The complaint makes substantially similar allegations and seeks substantially similar relief as the Sunderland Action, but alleges a national class. The McFall Action names over 70 defendants, including RE/MAX OA. Certain defendants in the McFall Action obtained the court’s permission to file materials to join the Sunderland appeal. The McFall Action and the Sunderland Action are collectively referred to as the “Canadian antitrust litigations.”

RE/MAX OA and plaintiffs reached substantial agreement on monetary terms and business practice changes to resolve the Canadian antitrust litigations. When the parties finalize the settlement agreement, it would resolve all claims in the Canadian antitrust litigations and release RE/MAX OA, the Company, its other subsidiaries and affiliates, and RE/MAX sub-franchisors, franchisees and their sales associates in Canada from the Canadian antitrust litigations. Under the proposed terms, RE/MAX OA would pay a total settlement amount of $7.8 million Canadian dollars (the “Canadian Settlement Amount”) into an interest-bearing account. As of December 31, 2024, the Canadian Settlement Amount payable was approximately $5.4 million in U.S. dollars translated at the balance sheet date. In addition, RE/MAX OA would make certain changes to its business practices similar to those in the U.S. Settlement Agreement. Any settlement agreement requires court approval. Any actions taken to carry out the proposed settlement terms and any subsequent settlement agreement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of the Company. The Company continues to deny the material allegations of the Canadian antitrust litigations. The Company reached substantial agreement on monetary terms and business practice changes after considering the risks and costs of continuing the litigation.

On January 25, 2021, a similar action to the Moehrl-related antitrust litigations was filed in the Northern District of Illinois (the “Batton Action) alleging violations of federal antitrust law and unjust enrichment. The complaint makes substantially similar allegations and seeks similar relief as the Moehrl-related antitrust litigations but alleges harm to homebuyers rather than sellers. The Company’s motion to dismiss was granted on May 2, 2022, and the plaintiffs filed an amended complaint adding state antitrust and consumer protection claims. On February 20, 2024, the court dismissed plaintiffs’ claim seeking injunctive relief for violations of the Sherman Act and dismissed certain state law claims in Tennessee and Kansas. The court denied the remainder of the Company’s motion to dismiss. On April 15, 2024, the Company filed its answer and motion to dismiss. The Company’s motion to dismiss was denied on November 22, 2024.

The Company intends to vigorously defend against all remaining claims, including appeals. If the final approval of the U.S. Settlement Agreement is not upheld on appeal, a final settlement agreement is not reached in the Canadian antitrust litigations or is not approved by the court, the Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. As a result, the Company is unable to reasonably estimate the financial impact of the litigation beyond what has been accrued for pursuant to the terms of the U.S. Settlement Agreement and the Canadian Settlement Amount, and the Company cannot predict, beyond the U.S. Settlement Amount and the Canadian Settlement Amount, whether resolution of these matters would have a material effect on its financial position or results of operations. The Moehrl-related antitrust litigations, the Batton Action, and the Canadian antitrust litigations consist of:

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

Kevin McFall v. Canadian Real Estate Association, et. al., filed January 18, 2024 in the Federal Court of Canada.

Copycat lawsuits to the Moehrl-related antitrust litigations were filed by plaintiff Monty March in the Southern District of New York (the “March Action”), plaintiff Christina Grace in the Northern District of California (the “Grace Action”), plaintiff Willsim Latham, LLC in the Eastern District of California (“the “Willsim Action”), and plaintiff Dalton Jensen in the District of Utah (the “Jensen Action”) (together the “Copycat Cases”). The Company intends to vigorously defend against all claims, including seeking to stay the lawsuits in light of the Settlement Agreement. On December 27, 2023, a motion was filed by plaintiffs in another copycat lawsuit that did not name the Company, seeking to consolidate the copycat lawsuits in a multidistrict litigation, including the Grace Action, the March Action, and the Willsim Action, and many lawsuits that did not name the Company, in the Western District of Missouri for purposes of pretrial activities (the “MDL motion”). The MDL motion was denied based on the procedural posture of the litigation and the NAR settlement, without reaching the issue of whether centralization would be appropriate. In the Grace Action, the March Action, and the Willsim Action, the courts ordered a stay of the matters pending resolution of appeals of the Settlement Agreement. In the Jensen Action, plaintiff filed a notice of voluntary dismissal on May 23, 2024, which the court granted. The Copycat Cases that name the Company consist of:

Monty March v. Real Estate Board of New York; Real Estate Board Of New York Listing Service; Brown Harris Stevens, LLC; Christie’s International Real Estate LLC; Coldwell Banker LLC; Compass, Inc.; Core Marketing Services LLC; The Corcoran Group, Inc.; Douglas Elliman, Inc.; Elegran Real Estate, D/B/A Elegran LLC; Engel & Volkers LLC; Fox

Residential Group LLC; Halstead Real Estate LLC; Homesnap Inc.; Keller Williams Nyc, LLC; Leslie J. Garfield & Co., Inc.; Level Group Inc.; M.N.S. Real Estate Nyc, LLC; Modern Spaces LLC; The Agency LLC; The Modlin Group LLC; Nest Seekers International LLC; Oxford Property Group LLC; R New York LLC; RE/MAX, LLC; Serhant LLC; Sloane Square LLC; and Sotheby’s International Realty Affiliates LLC, filed November on 13, 2023 in the U.S. District Court for the Southern District of New York.

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

Willsim Latham, LLC v. MetroList Services, Inc., Sacramento Association of Realtors, Inc., Placer County Association of Realtors, Inc., El Dorado County Association of Realtors, Lodi Association of Realtors, Yolo County Association of Realtors, Central Valley Association of Realtors, Amador Country Association of Realtors, Nevada County Association of Realtors, Sutter-Yuba Association of Realtors, RE/MAX Holdings, Inc., Anywhere Real Estate Inc., Keller Williams Realty, Inc., eXp World Holdings, Inc., Norcal Gold Inc., Century 21 Select Real Estate, Inc., William L. Lyon & Associates, Inc. Paul M. Zagaris, Inc., and Guide Real Estate, Inc., filed on January 18, 2024 in the U.S. District Court for the Eastern District of California.

Dalton Jensen v. The National Association of Realtors, Anywhere Real Estate Inc., HomeServices of America, Inc., HSF Affiliates, LLC, BHH Affiliates, LLC, RE/MAX, LLC, Keller Williams LLC, Keller Williams of Salt Lake, KW St. George Keller Williams Realty, KW Westfield, Equity Real Estate, Century 21 Everest, Realtypath, LLC, and Windemere Real Estate SVCS. Co., filed on February 9, 2024 in the U.S. District Court for the District of Utah.

On August 22, 2024, plaintiff Homie Technology, Inc. (“Homie”) filed suit against the National Association of Realtors, Anywhere Real Estate, Inc., Keller Williams Realty, Inc., HomeServices of America, Inc., HSF Affiliates, LLC, RE/MAX, LLC, and Wasatch Front Regional Multiple Listing Service, Inc. in the United States District Court for the District of Utah. The lawsuit alleges certain NAR rules, many of which are at issue in the Moehrl-related antitrust litigations, created a barrier to entry for Homie as a competitor, and that other defendants agreed and/or conspired to implement these rules and engaged in conduct that foreclosed Homie from competing. The complaint alleges federal and state antitrust claims and tortious interference. RE/MAX, LLC filed a motion to dismiss on October 18, 2024. Plaintiff seeks injunctive relief and an unspecified amount of damages. RE/MAX, LLC intends to vigorously defend against all claims.

Homie Technology, Inc. v. National Association of Realtors, Anywhere Real Estate, Inc., Keller Williams Realty, Inc., HomeServices of America, Inc. HSF Affiliates, LLC, RE/MAX, LLC, and Wasatch Front Regional Multiple Listing Service, Inc., Case No. 24-cv-00616, pending in the United States District Court for the District of Utah, Central Division.

14. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2024, 2023 and 2022, the Company recognized expense of $2.6 million, $2.6 million and $3.2 million, respectively, for matching contributions to the 401(k) Plan.

15. Segment Information

The Company operates under the following three reportable segments: Real Estate, Mortgage, and Marketing Funds. Mortgage does not meet the quantitative significance test; however, management has chosen to report results for the segment as it believes it will be a key driver of the Company’s future success. The Company presents all other business activities and operating segments that do not meet the quantitative significance tests for reportable segments under Other.

The Company’s operating segments are assessed by the Company’s Chief Executive Officer, its chief operating decision maker (the “CODM”). The Company’s CODM evaluates operating results of its segments based upon forecast or budget operating results against actual operating results, including revenue, operating expenses and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). Adjusted EBITDA is a non-GAAP measure of financial performance that differs from U.S. GAAP and the Company’s presentation and evaluation of Adjusted EBITDA may not be a comparable measure to similar measures used by other companies. The CODM utilizes these key metrics to make economic decisions of the Company, including as a factor in determining capital allocation among the segments. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following table presents revenue from external customers by segment (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Continuing franchise fees	$111,260	$116,472	$123,272
Annual dues	32,188	33,904	35,676
Broker fees	51,816	51,012	62,939
Franchise sales and other revenue	18,829	25,794	27,385
Total Real Estate revenue	214,093	227,182	249,272
Continuing franchise fees	10,751	10,912	10,117
Franchise sales and other revenue	3,858	3,081	2,271
Total Mortgage revenue	14,609	13,993	12,388
Marketing Funds fees	78,983	83,861	90,319
Total reportable segments revenue	307,685	325,036	351,979
Other (a)	—	635	1,407
Total revenue	$307,685	$325,671	$353,386

(a)	As of December 31, 2024, Other is not considered a reportable segment. See Note 2, Summary of Significant Accounting Policies, for additional information.

The following table presents Selling, operating and administrative expenses by segment and includes a reconciliation of reportable segment expenses in Adjusted EBITDA (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Personnel	$79,919	$81,900	$88,772
Professional fees	10,850	13,450	16,002
Lease costs	6,317	7,140	7,908
Events, travel and related costs	15,307	19,734	17,200
Other segment items (a)	17,649	25,145	21,920
Total Real Estate selling, operating and administrative expenses	130,042	147,369	151,802
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(18,853)	(24,492)	(30,831)
Total Real Estate expense in Adjusted EBITDA	$111,189	$122,877	$120,971

Personnel	$14,240	$14,134	$11,865
Professional fees	1,394	1,237	1,179
Lease costs	439	460	408
Events, travel and related costs	2,721	3,118	2,234
Other segment items (a)	3,291	3,495	4,296
Total Mortgage selling, operating and administrative expenses	22,085	22,444	19,982
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(2,403)	(1,531)	(1,226)
Total Mortgage expense in Adjusted EBITDA	$19,682	$20,913	$18,756

Other (c)	$131	$1,735	$2,196
Marketing Funds fees (d)	$78,983	$83,861	$90,319
(a)	Other segment items for each reportable segment include:

Real Estate – other technology expenses, bank fees, corporate administration expenses, commissions, insurance, property and other taxes, bad debt expense, and other miscellaneous expenses.

Mortgage – other technology expenses, commissions, bad debt expense, and other miscellaneous expenses.

(b)	This adjustment reconciles segment Selling, operating and administrative expenses to total segment expense included in the measure of segment Adjusted EBITDA. These adjustments contain certain non-cash items and other non-recurring cash charges or other items.
(c)	As of December 31, 2024, Other is not considered a reportable segment and is included in total Selling, operating and administrative expenses. See Note 2, Summary of Significant Accounting Policies, for additional information.
(d)	Marketing Funds fees comprises the Company’s marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. The Marketing Funds segment operates at no profit. See Note 2, Summary of Significant Accounting Policies, for additional information.

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Adjusted EBITDA: Real Estate	$102,904	$104,305	$128,301
Adjusted EBITDA: Mortgage	(5,073)	(6,920)	(6,368)
Adjusted EBITDA: Total reportable segments (a)	97,831	97,385	121,933
Adjusted EBITDA: Other (a)	(131)	(1,097)	(301)
Settlement charge (b)	(5,483)	(55,150)	—
Impairment charge - leased assets (c)	—	—	(6,248)
Impairment charge - goodwill (d)	—	(18,633)	(7,100)
Loss on lease termination (e)	—	—	(2,460)
Equity-based compensation expense	(18,855)	(19,536)	(22,044)
Acquisition-related expense (f)	—	(263)	(1,859)
Fair value adjustments to contingent consideration (g)	225	533	133
Restructuring charges (h)	(1,227)	(4,210)	(8,690)
Change in estimated tax receivable agreement liability (i)	(1,219)	25,298	702
Other adjustments (j)	(2,860)	(2,131)	(726)
Interest income	3,738	4,420	1,460
Interest expense	(36,258)	(35,741)	(20,903)
Depreciation and amortization	(29,561)	(32,414)	(35,769)
Income (loss) before provision for income taxes	$6,200	$(41,539)	$18,128
(a)	The Marketing Funds segment operates at no profit. In addition, as of December 31, 2024, Other is not considered a reportable segment. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Represents the settlements of certain industry class-action lawsuits and other legal settlements. See Note 13, Commitments and Contingencies, for additional information.
(c)	Represents the impairment recognized on portions of the Company’s corporate headquarters office building. See Note 3, Leases for additional information.
(d)	During the fourth quarter of 2023, in connection with our annual goodwill impairment test, we concluded that the carrying value of the Mortgage reporting unit within the Mortgage segment exceeded its fair value, resulting in an impairment charge to the Mortgage reporting unit goodwill. In addition, during the fourth quarter of 2022, in connection with the restructuring of the business and technology offerings, the Company made the decision to wind down the Gadberry Group, resulting in an impairment charge to the Gadberry Group reporting unit goodwill. See Note 7, Intangible Assets and Goodwill, for additional information.
(e)	During the second quarter of 2022, a loss was recognized in connection with the termination of an office lease. See Note 3, Leases, for additional information.
(f)	Acquisition-related expense includes personnel, legal, accounting, advisory and consulting fees incurred in connection with acquisition activities and integration of acquired companies.
(g)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 10, Fair Value Measurements, for additional information.
(h)	During the fourth quarter of 2024, the Company restructured its support services intended to further enhance the overall customer experience. Additionally, during the third quarter of 2023, the Company announced a reduction in force and reorganization intended to streamline the Company’s operations and yield cost savings over the long term and during the third quarter of 2022, the Company incurred expenses related to a restructuring associated with a shift in its technology offerings strategy. See Note 2, Summary of Significant Accounting Policies, for additional information.
(i)	Change in estimated tax receivable agreement liability is the result of a valuation allowance on deferred tax assets. See Note 4, Non-controlling Interest and Note 11, Income Taxes, for additional information.
(j)	Other adjustments are primarily made up of employee retention related expenses from the Company’s CEO transition..

The following table presents total assets of the Company’s segments (in thousands):

	As of December 31,
	2024	2023
Real Estate (a)	$508,081	$473,659
Marketing Funds (a)	29,069	69,710
Mortgage	44,433	33,722
Other	11	59
Total assets	$581,594	$577,150
(a)	Change in assets primarily due to settlement of intercompany balances between segments.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2024 our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, using the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Ernst & Young LLP, an independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. See Part II, Item 8, “Report of Independent Registered Public Accounting Firm.”

C.	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by directors, officers, and employees. The Company believes that its policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2024 with respect to shares of our Class A common stock issuable under our equity compensation plan:

	Equity Compensation Plan Information

				Remaining Available for
				Future Issuance Under
	Number of Securities to		Weighted-Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights (2)	Column (a))
Equity compensation plans approved by security holders	2,305,639	(1)	$ 22.58	2,284,016
Equity compensation plans not approved by security holders	774,197	(3)	—	—
Total	3,079,836	(1)	$ 22.58	2,284,016
(1)	Represents the number of shares issuable upon vesting of unvested restricted stock units (“RSUs”) and upon exercise of vested options. As of December 31, 2024, 1,994,809 unvested RSUs and 310,830 vested options were outstanding.
(2)	Represents the weighted-average exercise price of outstanding options. The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.
(3)	Represents the number of underlying shares of common stock associated with 580,648 performance-based restricted stock units and 193,549 time-based restricted stock units outstanding pursuant to inducement grants to the newly appointed CEO.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023
●	Consolidated Statements of Income (Loss) for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022
●	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022
●	Consolidated Statements of Stockholders’ Equity (deficit) for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2024
●	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022
●	Notes to Consolidated Financial Statements
●	Report(s) of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1
3.3	Amendment No. 1 to Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	5/31/2023	3.1
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-36101	2/21/2020	4.2
10.1	2013 Omnibus Incentive Plan and related documents.†	S-8	333-191519	10/1/2013	4.2
10.2	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.3	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.4	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.5	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-K	001-36101	2/21/2020	10.5
10.6	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.7	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.8	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.†	S-1	333-190699	9/27/2013	10.3
10.9	Form of Time-Based Restricted Stock Unit Award.†	10-K	333-190699	2/24/2017	10.11
10.10	Form of Time-Based Restricted Stock Unit Award.†	10-K	001-36101	2/25/2021	10.10
10.11	Form of Time-Based Restricted Stock Unit Award.†	10-Q	001-36101	12/21/2021	10.2
10.12	Form of Performance-Based Restricted Stock Unit Award.†	10-K	001-36101	2/22/2019	10.12
10.13	Form of Performance-Based Restricted Stock Unit Award. †	10-K	001-36101	2/25/2021	10.12
10.14	Form of Restricted Stock Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.15
10.15	Form of Restricted Stock Award (General).†	S-1	333-190699	9/27/2013	10.16
10.16	Form of Stock Option Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.17
10.17	Form of Stock Option Award (General).†	S-1	333-190699	9/27/2013	10.18
10.18	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC.	10-Q	001-36101	8/7/2015	10.3
10.19	Joinder, dated October 4, 2018, among RE/MAX Holdings, Inc., Oberndorf Investments LLC and Parallaxes Capital Opportunities fund I LP.	10-K	001-36101	2/22/2019	10.18
10.20	Joinder, dated December 19, 2018, among RE/MAX Holdings, Inc., Parallaxes Capital Opportunities Fund I LP and Parallaxes Rain Co-Investment, LLC.	10-K	001-36101	2/22/2019	10.19
10.21	Amended and Restated Credit Agreement, dated as of December 15, 2016, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*	8-K	001-36101	12/21/2016	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.22	Consent and Waiver, dated November 14, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	11/15/2017	10.1
10.23	Second Consent and Waiver, dated December 19, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	12/26/2017	10.1
10.24	Second Amended and Restated Credit Agreement, dated as of July 21, 2021, by and among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	7/21/2021	10.1
10.25	Equity Purchase Agreement, dated January 1, 2019, by and between RADF, LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.23
10.26	Asset Purchase Agreement, dated January 1, 2019, by and between RE/MAX Texas Ad Fund, Inc.	10-K	001-36101	2/22/2019	10.24
10.27	Share Purchase Agreement, dated January 1, 2019, by and between RE/MAX of Western Canada (1998), LLC and David Liniger.	10-K	001-36101	2/22/2019	10.25
10.28	Share Purchase Agreement, dated January 1, 2019, by and between Motto Franchising, LLC and David Liniger.	10-K	001-36101	2/22/2019	10.26
10.29	Severance Pay Benefit Plan.	8-K	001-36101	4/11/2019	10.1
10.30	Executive Separation and General Release Agreement.	8-K	001-36101	1/11/2022	10.1
10.31	Interim Executive Agreement.	8-K	001-36101	1/11/2022	10.2

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.32	Form of RE/MAX Holdings, Inc. Reward and Retention Agreement.	8-K	001-36101	1/11/2022	10.3
10.33	First Amendment to Interim Executive Agreement.	8-K	001-36101	11/2/2022	10.1
10.34	Form of Time-Based Restricted Stock Unit Award.†	10-Q	001-36101	5/4/2023	10.1
10.35	Form of Performance-Based Restricted Stock Unit Award.†	10-Q	001-36101	5/4/2023	10.2
10.36	2023 Omnibus Incentive Plan and related documents.†	S-8	333-272219	5/26/2023	4.4
10.37	Change in Control Severance Plan.†	8-K	001-36101	5/31/2023	10.1
10.38	Severance and Retirement Plan.†	8-K	001-36101	5/31/2023	10.2
10.39	RE/MAX Holdings, Inc. Deferred Compensation Plan.†	10-Q	001-36101	8/2/2023	10.3
10.40	Amended and Restated Interim Executive Agreement, dated August 31, 2023.†	8-K	001-36101	9/7/2023	10.1
10.41	Executive Agreement.*†	8-K	001-36101	11/13/2023	10.1
10.42	Form of Award Agreement – Time-Based RSU Awards.†	8-K	001-36101	11/13/2023	10.2
10.43	Form of Award Agreement –Performance-Based RSU Award.†	8-K	001-36101	11/13/2023	10.3
10.44	Form of RE/MAX Holdings, Inc. Retention Agreement.†	8-K	001-36101	11/13/2023	10.4
10.45	Form of Performance-Based Restricted Stock Unit Award.†	10-Q	001-36101	5/2/2024	10.2
10.46	Letter Agreement, dated May 31, 2024, between RE/MAX Holdings, Inc. and Serene Smith.†	8-K	001-36101	6/3/2024	10.1
19.1	RE/MAX Holdings, Inc. Insider Trading Policy					X
21.1	List of Subsidiaries.					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm.					X
23.2	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Amended and Restated Incentive Compensation Recoupment Policy.	10-K	001-36101	2/22/2024	97.1
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

RE/MAX Holdings, Inc.
(Registrant)

Date: February 20, 2025	By:	/s/ Erik Carlson
Erik Carlson
Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2025	By:	/s/ Karri R. Callahan
Karri R. Callahan
Chief Financial Officer
(Principal Financial Officer)

Date: February 20, 2025	By:	/s/ Leah R. Jenkins
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

Signature	Title	Date
/s/ Erik Carlson	Director and Chief Executive Officer	February 20, 2025
Erik Carlson	(Principal Executive Officer)

/s/ Karri R. Callahan	Chief Financial Officer	February 20, 2025
Karri R. Callahan	(Principal Financial Officer)

/s/ Leah R. Jenkins	Chief Accounting Officer	February 20, 2025
Leah R. Jenkins	(Principal Accounting Officer)

/s/ David L. Liniger	Chairman and Co-Founder	February 20, 2025
David L. Liniger

/s/ Roger J. Dow	Director	February 20, 2025
Roger J. Dow

/s/ Norman K. Jenkins	Director	February 20, 2025
Norman K. Jenkins

/s/ Stephen P. Joyce	Director	February 20, 2025
Stephen P. Joyce

/s/ Annita M. Menogan	Director	February 20, 2025
Annita M. Menogan

/s/ Cathleen Raffaeli	Director	February 20, 2025
Cathleen Raffaeli

/s/ Christine M. Riordan	Director	February 20, 2025
Christine M. Riordan

/s/ Katherine L. Scherping	Director	February 20, 2025
Katherine L. Scherping

/s/ Teresa S. Van De Bogart	Director	February 20, 2025
Teresa S. Van De Bogart