Form 10-Q
period 2025-03-31
RE/MAX Holdings, Inc.
filed 2025-05-01
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025.

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

On April 25, 2025, there were 19,934,893 outstanding shares of the registrant’s Class A common stock, $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$89,107	$96,619
Restricted cash	77,799	72,668
Accounts and notes receivable, net of allowances	28,748	27,807
Income taxes receivable	7,207	7,592
Other current assets	11,759	13,825
Total current assets	214,620	218,511
Property and equipment, net of accumulated depreciation	7,085	7,578
Operating lease right of use assets	16,371	17,778
Franchise agreements, net	77,452	81,186
Other intangible assets, net	12,587	13,382
Goodwill	237,548	237,239
Income taxes receivable, net of current portion	355	355
Other assets, net of current portion	5,373	5,565
Total assets	$571,391	$581,594
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,376	$5,761
Accrued liabilities	106,388	110,859
Income taxes payable	190	541
Deferred revenue	21,022	22,848
Debt	4,600	4,600
Payable pursuant to tax receivable agreements	779	1,537
Operating lease liabilities	8,747	8,556
Total current liabilities	145,102	154,702
Debt, net of current portion	435,305	436,243
Deferred tax liabilities	8,713	8,448
Deferred revenue, net of current portion	14,175	14,778
Operating lease liabilities, net of current portion	20,446	22,669
Other liabilities, net of current portion	3,173	3,148
Total liabilities	626,914	639,988
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 19,906,921 and 18,971,435 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	571,141	565,072
Accumulated deficit	(136,008)	(133,727)
Accumulated other comprehensive income (deficit), net of tax	(1,627)	(1,864)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	433,508	429,483
Non-controlling interest	(489,031)	(487,877)
Total stockholders' equity (deficit)	(55,523)	(58,394)
Total liabilities and stockholders' equity (deficit)	$571,391	$581,594

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Continuing franchise fees	$29,351	$31,085
Annual dues	7,789	8,225
Broker fees	11,431	10,716
Marketing Funds fees	18,864	20,206
Franchise sales and other revenue	7,032	8,055
Total revenue	74,467	78,287
Operating expenses:
Selling, operating and administrative expenses	43,028	45,705
Marketing Funds expenses	18,864	20,206
Depreciation and amortization	6,589	7,852
Settlement and impairment charges	619	—
Total operating expenses	69,100	73,763
Operating income (loss)	5,367	4,524
Other expenses, net:
Interest expense	(7,924)	(9,256)
Interest income	908	1,001
Foreign currency transaction gains (losses)	283	(372)
Total other expenses, net	(6,733)	(8,627)
Income (loss) before provision for income taxes	(1,366)	(4,103)
Provision for income taxes	(1,870)	(1,504)
Net income (loss)	$(3,236)	$(5,607)
Less: net income (loss) attributable to non-controlling interest	(1,278)	(2,254)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(1,958)	$(3,353)

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(0.10)	$(0.18)
Diluted	$(0.10)	$(0.18)
Weighted average shares of Class A common stock outstanding
Basic	19,292,210	18,481,848
Diluted	19,292,210	18,481,848

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(3,236)	$(5,607)
Change in cumulative translation adjustment	391	(1,248)
Comprehensive income (loss)	(2,845)	(6,855)
Less: Comprehensive income (loss) attributable to non-controlling interest	(1,124)	(2,759)
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$(1,721)	$(4,096)

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity (deficit)
Balances, January 1, 2025	18,971,435	$2	1	$—	$565,072	$(133,727)	$(1,864)	$(487,877)	$(58,394)
Net income (loss)	—	—	—	—	—	(1,958)	—	(1,278)	(3,236)
Equity-based compensation expense and dividend equivalents	1,410,497	—	—	—	10,306	(324)	—	—	9,982
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	237	154	391
Shares withheld for taxes on share-based compensation	(475,011)	—	—	—	(4,237)	—	—	—	(4,237)
Other	—	—	—	—	—	1	—	(30)	(29)
Balances, March 31, 2025	19,906,921	$2	1	$—	$571,141	$(136,008)	$(1,627)	$(489,031)	$(55,523)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2024	18,269,284	$2	1	$—	$550,637	$(140,217)	$638	$(487,121)	$(76,061)
Net income (loss)	—	—	—	—	—	(3,353)	—	(2,254)	(5,607)
Equity-based compensation expense and dividend equivalents	866,069	—	—	—	8,146	(585)	—	—	7,561
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(743)	(505)	(1,248)
Shares withheld for taxes on share-based compensation	(282,495)	—	—	—	(2,498)	—	—	—	(2,498)
Balances, March 31, 2024	18,852,858	$2	1	$—	$556,285	$(144,155)	$(105)	$(489,880)	$(77,853)

See accompanying notes to unaudited condensed consolidated financial statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(3,236)	$(5,607)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,589	7,852
Equity-based compensation expense	6,346	5,923
Bad debt expense	1,592	1,314
Deferred income tax expense (benefit)	223	(202)
Fair value adjustments to contingent consideration	116	34
Settlement and impairment charges	619	—
Non-cash lease benefit	(768)	(705)
Non-cash debt charges	212	215
Other, net	243	(5)
Changes in operating assets and liabilities	(6,275)	562
Net cash provided by operating activities	5,661	9,381
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(1,691)	(2,619)
Other	—	189
Net cash used in investing activities	(1,691)	(2,430)
Cash flows from financing activities:
Payments on debt	(1,150)	(1,150)
Dividends and dividend equivalents paid to Class A common stockholders	(324)	(585)
Payments related to tax withholding for share-based compensation	(4,237)	(2,498)
Payment of contingent consideration	(791)	(120)
Other financing	(29)	—
Net cash used in financing activities	(6,531)	(4,353)
Effect of exchange rate changes on cash	180	(925)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,381)	1,673
Cash, cash equivalents and restricted cash, beginning of period	169,287	125,763
Cash, cash equivalents and restricted cash, end of period	$166,906	$127,436

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries, including RMCO, LLC (“RMCO”), are referred to hereinafter as the “Company.”

The Company is one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the REMAX brand (“REMAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). The Company also sells ancillary products and services, including loan processing services through its wemlo brand and advertisements on and lead generation services from its flagship websites www.remax.com and www.remax.ca. The Company focuses on enabling its networks’ success by providing powerful technology, quality education, and valuable marketing to build the strength of the REMAX and Motto brands.

REMAX and Motto are 100% franchised—the Company does not own any of the brokerages that operate under these brands.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2024, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2025 and the results of its operations and comprehensive income (loss), cash flows and changes in its stockholders’ equity (deficit) for the three months ended March 31, 2025 and 2024. Interim results may not be indicative of full-year performance.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report on Form 10-K”). Please refer to that document for a fuller discussion of all significant accounting policies.

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

Segment Reporting

The Company operates under the following reportable segments: Real Estate, Mortgage, and Marketing Funds. The Company presents all other business activities and operating segments which, due to quantitative insignificance, do not meet the quantitative significance tests for reportable segments under Other.

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s major streams of revenue are:

●	Continuing franchise fees, which are fixed contractual fees paid monthly by REMAX or Motto franchisees or REMAX Independent Region sub-franchisors based on the number of REMAX agents or Motto open offices.
●	Annual dues, which are fees charged directly to REMAX agents.
●	Broker fees, which are fees on real estate commissions when a REMAX agent assists a consumer with buying or selling a home.
●	Marketing Funds fees, which are fixed contractual fees paid monthly by franchisees based on the number of REMAX agents or Motto open offices, which are obligated to be used for marketing campaigns to build brand awareness and to support agent and loan originator technology.
●	Franchise sales and other revenue, which consists of fees from initial sales of REMAX and Motto franchises, renewals of REMAX franchises and REMAX master franchise fees, as well as data services subscription revenue, preferred marketing arrangements, technology products and subscription revenue, events-related revenue from education and other programs, mortgage loan processing revenue, and advertising revenue.

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Other deferred revenue is primarily related to events-related revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2025	New billings	recognized (a)	March 31, 2025
Franchise sales	$21,282	$1,116	$(1,868)	$20,530
Annual dues	12,261	8,356	(7,789)	12,828
Other	4,083	3,363	(5,607)	1,839
	$37,626	$12,835	$(15,264)	$35,197

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $1.9 million and $5.6 million, respectively, for the three months ended March 31, 2025.

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2025	for new activity	recognized	March 31, 2025
Capitalized contract costs for commissions	$3,553	$730	$(617)	$3,666

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Franchise sales	$4,840	$5,384	$4,122	$2,768	$1,438	$560	$1,418	$20,530
Annual dues	12,213	615	—	—	—	—	—	12,828
Total	$17,053	$5,999	$4,122	$2,768	$1,438	$560	$1,418	$33,358

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended
	March 31,
	2025	2024
U.S. Company-Owned Regions	$30,258	$31,739
U.S. Independent Regions	1,397	1,468
Canada Company-Owned Regions	9,692	9,903
Canada Independent Regions	650	728
Global	4,049	3,468
Fee revenue (a)	46,046	47,306
Franchise sales and other revenue (b)	6,430	7,142
Total Real Estate	52,476	54,448
U.S.	14,247	15,366
Canada	4,373	4,616
Global	244	224
Total Marketing Funds	18,864	20,206
Mortgage (c)	3,127	3,633
Total	$74,467	$78,287
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is mostly derived within the U.S.
(c)	Revenue from Mortgage is derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$89,107	$96,619
Restricted cash:
Marketing Funds (a)	22,799	17,668
Settlement Fund (b)	55,000	55,000
Total cash, cash equivalents and restricted cash	$166,906	$169,287

(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.
(b)	Represents the amounts held in the Settlement Fund as part of the settlements of certain industry class-action lawsuits. See Note 11, Commitments and Contingencies, for additional information.

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs or for payments it makes on behalf of the Marketing Funds to third-party vendors. These services are primarily comprised of (a) building and maintaining the remax.com and remax.ca websites and mobile apps, (b) agent and consumer-facing technology via the BoldTrail platform (refer to the Company’s 2024 Annual Report on Form 10-K for further details), (c) dedicated employees focused on consumer-facing marketing initiatives, and (d) various administrative services including customer support of technology, accounting and legal.

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Technology - operating	$3,591	$1,050
Marketing staff and administrative services	2,307	1,505
Total	$5,898	$2,555

Accounts and Notes Receivable

As of March 31, 2025, and December 31, 2024, the Company had allowances against accounts and notes receivable of $12.6 million and $11.2 million, respectively.

Property and Equipment

As of March 31, 2025, and December 31, 2024 the Company had accumulated depreciation of $15.8 million and $15.5 million, respectively. Depreciation expense for the three months ended March 31, 2025 and 2024 was $0.6 million.

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

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the Canadian entity for RE/MAX INTEGRA (“INTEGRA”). The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. As none of these contracts are designated as accounting hedges, the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” on the Consolidated Statements of Income (Loss) along with the related derivative contracts. During the three months ended March 31, 2025 and 2024, the Company recognized a net gain of $0.1 million and $1.3 million, respectively.

The Company has a short-term $44.0 million Canadian dollar forward contract that matures in the second quarter of 2025 that net settles in U.S. dollars based on the prevailing spot rates at maturity.

Recently Adopted Accounting Pronouncements

None.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax reconciliation and income taxes paid. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The Company will adopt ASU 2023-09 in the annual financial statements for the twelve months ended December 31, 2025, and for interim periods beginning in 2026. The Company believes the amendments of ASU 2023-09 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	March 31, 2025		December 31, 2024
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	38.7%	12,559,600	39.8%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	19,906,921	61.3%	18,971,435	60.2%
Total common units in RMCO	32,466,521	100.0%	31,531,035	100.0%

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

	Three Months Ended March 31,
	2025			2024
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	60.6%	39.4%	100.0%	59.5%	40.5%	100.0%
Income (loss) before provision for income taxes (a)	$(826)	$(540)	$(1,366)	$(2,446)	$(1,657)	$(4,103)
(Provision) / benefit for income taxes (b)	(1,132)	(738)	(1,870)	(907)	(597)	(1,504)
Net income (loss)	$(1,958)	$(1,278)	$(3,236)	$(3,353)	$(2,254)	$(5,607)
(a)	The WAO percentage of RMCO differs from the percentage allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. There were no distributions paid to non-controlling unitholders for the three months ended March 31, 2025 and 2024.

4. Earnings (Loss) Per Share, Dividends and Repurchases

Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended
	March 31,
	2025	2024
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(1,958)	$(3,353)
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	19,292,210	18,481,848
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	19,292,210	18,481,848
Add dilutive effect of the following:
Restricted stock (a)	—	—
Weighted average shares of Class A common stock outstanding, diluted	19,292,210	18,481,848
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(0.10)	$(0.18)
Diluted	$(0.10)	$(0.18)
(a)	As the Company had a net loss for the three months ended March 31, 2025 and 2024, these shares would have been considered antidilutive and therefore there is no effect on the weighted average shares of Class A common stock outstanding EPS calculation.

Outstanding Class B common stock does not share in the earnings of Holdings and is therefore not a participating security. Accordingly, basic and diluted net income (loss) per share of Class B common stock has not been presented.

Dividends

In the fourth quarter of 2023, in light of the litigation settlement (See Note 11, Commitments and Contingencies), the Company’s Board of Directors suspended the Company’s quarterly dividend and therefore no dividends were paid during the first quarter of 2025 or 2024.

Share Repurchases and Retirement

The Company’s Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program has no expiration date and may be suspended or discontinued at any time. During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of the Company’s Class A common stock. As of March 31, 2025, $62.5 million remained available under the share repurchase program.

5. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of March 31, 2025			As of December 31, 2024
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	11.9	$222,343	$(144,891)	$77,452	$222,055	$(140,869)	$81,186
Other intangible assets:
Software (a)	3.8	$58,554	$(48,499)	$10,055	$57,243	$(46,829)	$10,414
Trademarks	9.7	912	(705)	207	900	(684)	216
Non-compete agreements	5.0	12,747	(10,422)	2,325	12,721	(9,969)	2,752
Training materials	—	—	—	—	2,400	(2,400)	—
Other	—	—	—	—	870	(870)	—
Total other intangible assets	4.2	$72,213	$(59,626)	$12,587	$74,134	$(60,752)	$13,382

(a)	As of March 31, 2025 and December 31, 2024, capitalized software development costs of $1.7 million and $1.2 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $6.0 million and $7.2 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2025	$17,385
2026	17,232
2027	10,141
2028	8,419
2029	7,005
Thereafter	29,857
$90,039

The following table presents changes to goodwill at the Real Estate reporting unit (in thousands):

Real Estate
Balance, January 1, 2025	$237,239
Effect of changes in foreign currency exchange rates	309
Balance, March 31, 2025	$237,548

As of March 31, 2025, there were no events or circumstances that would indicate impairment may have occurred.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Marketing Funds (a)	$31,480	$27,995
Accrued payroll and related employee costs	5,586	15,444
Accrued taxes	1,552	2,153
Accrued professional fees	831	960
Settlements payable (b)	61,217	60,410
Other	5,722	3,897
	$106,388	$110,859

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Represents the settlement payable as part of the settlements of certain industry class-action lawsuits and other legal settlements. Settlement payables that are transacted in Canadian dollars have been translated into U.S. dollars at the balance sheet date. See Note 11, Commitments and Contingencies, for additional information.

The following table presents a roll forward of the severance and related costs liability related to a prior reorganization and a prior strategic shift and restructuring of the Company’s business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance January 1, 2025	$1,393
Cash payments and other	(830)
Balance, March 31, 2025	$563

7. Debt

Debt, net of current portion, consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Senior Secured Credit Facility	$442,750	$443,901
Less unamortized debt issuance costs	(2,102)	(2,259)
Less unamortized debt discount costs	(743)	(799)
Less current portion	(4,600)	(4,600)
	$435,305	$436,243

As of March 31, 2025, maturities of debt are as follows (in thousands):

Remainder of 2025	$3,450
2026	4,600
2027	4,600
2028	430,100
$442,750

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its Senior Secured Credit Facility to refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility which matures and must be repaid on July 21, 2026, if any amounts are drawn.

The Senior Secured Credit Facility requires the Company to repay term loans at approximately $1.2 million per quarter. The Company is also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF”) as defined in the Senior Secured Credit Facility, at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR”) as defined in the Senior Secured Credit Facility, is in excess of 4.25:1. If the Company’s TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the Company’s TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. As of December 31, 2024, no ECF payment was required because the Company’s TLR was below 3.75:1.

The Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, share repurchases, other distributions, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. In general, the Company can make unlimited restricted payments – including dividends and share repurchases – if the Company’s TLR does not exceed 3.50:1 (both before and after giving effect to such payments). If the Company’s TLR exceeds 3.50:1, the Company will generally be limited in the amount of restricted payments it can make up to the greater of $50 million or 50% of RE/MAX LLC’s consolidated EBITDA on a trailing twelve-month basis (unless the Company relies on other restricted payment baskets available under the Senior Secured Credit Facility).

The Company calculates TLR quarterly and it is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ended March 31, 2025, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $97.8 million and as of March 31, 2025, the Company’s TLR was 3.61:1.

With certain exceptions, any default under any of the Company’s other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) the adjusted forward-looking term rate based on the Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), provided the Adjusted Term SOFR shall be no less than 0.50% plus an applicable margin of 2.50% or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Adjusted Term SOFR plus 1.00%, (such greatest rate, the “ABR”), provided the ABR shall be no less than 1.50%, plus in each case, an applicable margin of 1.50%. As of March 31, 2025, the interest rate on the term loan facility was 6.9%.

If any amounts are drawn on the $50 million revolving line of credit as of the last day of any fiscal quarter, the terms of the Company’s Senior Secured Credit Facility require the Company’s TLR to not exceed 4.50:1 as of the last day of four consecutive fiscal quarters. As a result, as long as the Company’s TLR remains below 4.50:1, access to borrowings under the revolving line of credit will not be restricted. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of the Company’s TLR. As of the date of this report, no amounts were drawn on the revolving line of credit.

8. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the 2024 Annual Report on Form 10-K.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of March 31, 2025				As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities - Contingent consideration (a)	$1,500	$—	$—	$1,500	$2,175	$—	$—	$2,175
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026. The annual payment is due 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 30-90 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales and a 1% change to the discount rate applied to the forecast would not change the liability materially. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2025	$2,175
Fair value adjustments	116
Cash payments	(791)
Balance at March 31, 2025	$1,500

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$439,905	$422,826	$440,843	$435,022

9. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate and discrete items recorded during the three months ended March 31, 2025.

Valuation Allowance

The Company evaluated the need for a valuation allowance against its deferred tax assets and determined that in accordance with ASC 740 Income Taxes (“ASC 740”), the objective negative evidence of a three-year cumulative pre-tax net loss, primarily due to the settlement of certain Nationwide Claims, as defined in Note 11, Commitments and Contingencies, prevented the use of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its net deferred tax assets. As a result, a full valuation allowance was established against the Company’s deferred tax assets. As of March 31, 2025, the Company expects to remain in a three-year cumulative loss and has recorded an incremental $0.1 million valuation allowance against its U.S. net deferred tax assets.

Tax Receivable Agreements (“TRAs”)

As of March 31, 2025, the Company’s total liability under the TRAs for the tax year ending December 31, 2024 is $0.8 million. This liability is expected to be settled in the fourth quarter of 2025.

Uncertain Tax Positions

As of March 31, 2025, the Company had no uncertain tax positions.

10. Equity-Based Compensation

Equity-based compensation expense under the Holdings 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) as well as the Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan” and, together with the 2013 Incentive Plan, the “Incentive Plans”), is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Expense from time-based awards	$3,921	$3,661
Expense from performance-based awards (a)	1,415	881
Expense from bonus to be settled in shares (b)	1,010	1,381
Equity-based compensation expense	$6,346	$5,923
(a)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions.
(b)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2025	1,743,345	$10.40
Granted	1,414,195	$8.89
Shares vested (including tax withholding) (a)	(758,721)	$11.50
Forfeited	(110,281)	$10.03
Balance, March 31, 2025	2,288,538	$9.13

(a)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of March 31, 2025, there was $16.5 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.2 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2025	1,025,661	$6.22
Granted (a)	650,418	$9.44
Forfeited	(112,550)	$9.42
Balance, March 31, 2025	1,563,529	$7.33

(a)	Represents the total participant target award.

As of March 31, 2025, there was $5.1 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.

11. Commitments and Contingencies

A number of putative class action complaints were filed against the National Association of Realtors (“NAR”), Anywhere Real Estate, Inc. (formerly Realogy Holdings Corp.), HomeServices of America, Inc. (“HSA”), RE/MAX, LLC and Keller Williams Realty, Inc (“Keller Williams”). The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the United States District Court for the Northern District of Illinois (the “Moehrl Action”). Similar actions have been filed in various federal courts. The complaints make substantially similar allegations and seek substantially similar relief. For convenience, all of these lawsuits are collectively referred to as the “Moehrl-related antitrust litigations.” In the Moehrl Action, the plaintiffs allege that a NAR rule that requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, results in increased costs to sellers and is in violation of federal antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule also in violation of federal antitrust law. Amended complaints added allegations regarding buyer steering and non-disclosure of buyer-broker compensation to buyers. While similar to the Moehrl Action, the Moehrl-related antitrust litigations also allege state antitrust violations and claims against a multiple listing service (“MLS”) defendant rather than NAR. Numerous other copycat lawsuits to the Moehrl-related antitrust litigations have also been filed. Refer to Item 8, Note 13, Commitments and Contingencies in the Company’s 2024 Annual Report on Form 10-K for further details.

In 2023, RE/MAX, LLC entered into a settlement agreement, agreeing to make certain changes to its business practices and to pay a total settlement amount of $55.0 million (“U.S Settlement Amount”) to resolve all claims set forth in the Moehrl Action and Burnett action (another Moehrl-related antitrust litigation claiming similar allegations), as well as all similar claims on a nationwide basis against RE/MAX, LLC (collectively, the “Nationwide Claims”). The settlement also releases RE/MAX, LLC and the Company, their subsidiaries and affiliates, and RE/MAX sub-franchisors, franchisees and their sales associates in the United States from the Nationwide Claims. The Company recorded the U.S. Settlement Amount to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Condensed Consolidated Balance Sheets. Until the conclusion of the appeals process, the U.S. Settlement Amount that has been paid into the U.S. Settlement Fund is included in “Restricted cash” within the Condensed Consolidated Balance Sheets. On November 20, 2023, the court granted preliminary approval of the settlement agreement and on May 9, 2024 the court granted final approval. Appeals were subsequently filed, including by one of the Batton plaintiffs (see additional disclosure below related to the Batton Action). The settlement agreement will become effective if the order approving the settlement agreement is affirmed at the conclusion of the appeals process.

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

In February 2024, RE/MAX OA and plaintiffs reached substantial agreement on monetary terms and business practice changes to resolve the Canadian antitrust litigations. When the parties finalize the settlement agreement, it would resolve all claims in the Canadian antitrust litigations and release RE/MAX OA, the Company, its other subsidiaries and affiliates, and RE/MAX sub-franchisors, franchisees and their sales associates in Canada from the Canadian antitrust litigations. Under the proposed terms, RE/MAX OA would pay a total settlement amount of $7.8 million Canadian dollars (the “Canadian Settlement Amount”) into an interest-bearing account. As of March 31, 2025, the Canadian Settlement Amount payable was approximately $5.4 million in U.S. dollars translated at the balance sheet date. In addition, RE/MAX OA would make certain changes to its business practices similar to those in the U.S. settlement agreement. Any settlement agreement requires court approval. Any actions taken to carry out the proposed settlement terms and any subsequent settlement agreement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of the Company. The Company continues to deny the material allegations of the Canadian antitrust litigations. On April 29, 2025, RE/MAX OA and plaintiffs entered into a long-form settlement agreement containing substantially the same material terms and conditions described above, which remains subject to court approval. The

Company agreed to the terms and entered into the settlement agreement after considering the risks and costs of continuing the litigation.

On January 25, 2021, a similar action to the Moehrl-related antitrust litigations was filed in the Northern District of Illinois (the “Batton Action”) alleging violations of federal antitrust law and unjust enrichment. The complaint makes substantially similar allegations and seeks similar relief as the Moehrl-related antitrust litigations but alleges harm to homebuyers rather than home sellers. The Company’s motion to dismiss was granted on May 2, 2022, and the plaintiffs filed an amended complaint adding state antitrust and consumer protection claims. On February 20, 2024, the court dismissed plaintiffs’ claim seeking injunctive relief for violations of the Sherman Act and dismissed certain state law claims in Tennessee and Kansas. The court denied the remainder of the Company’s motion to dismiss. On April 15, 2024, the Company filed its answer and motion to dismiss. The Company’s motion to dismiss was denied on November 22, 2024.

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

12. Segment Information

The Company operates under the following three reportable segments: Real Estate, Mortgage, and Marketing Funds. Mortgage does not meet the quantitative significance test; however, management has chosen to report results for the segment as it believes it will be a key driver of future success for Holdings. The Company presents all other business activities and operating segments that do not meet the quantitative significance tests for reportable segments under Other. The Company’s chief operating decision maker (“CODM”) evaluates operating results of its segments based upon forecast or budget operating results against actual operating results, including revenue, operating expenses and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in the Company’s 2024 Annual Report on Form 10-K.

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Continuing franchise fees	$26,826	$28,365
Annual dues	7,789	8,225
Broker fees	11,431	10,716
Franchise sales and other revenue	6,430	7,142
Total Real Estate revenue	52,476	54,448
Continuing franchise fees	2,525	2,720
Franchise sales and other revenue	602	913
Total Mortgage revenue	3,127	3,633
Marketing Funds fees	18,864	20,206
Total reportable segments revenue	$74,467	$78,287

The following table presents Selling, operating and administrative expenses by segment and includes a reconciliation of reportable segment expenses in Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Personnel	$21,569	$21,692
Professional fees	2,380	2,736
Lease costs	1,523	1,773
Events, travel and related costs	6,801	8,052
Other segment items (a)	5,415	5,521
Total Real Estate selling, operating and administrative expenses	37,688	39,774
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(6,172)	(5,529)
Total Real Estate expense in Adjusted EBITDA	$31,516	$34,245

Personnel	$3,509	$4,126
Professional fees	195	175
Lease costs	117	125
Events, travel and related costs	454	607
Other segment items (a)	1,050	849
Total Mortgage selling, operating and administrative expenses	5,325	5,882
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(540)	(1,088)
Total Mortgage expense in Adjusted EBITDA	$4,785	$4,794

Marketing Funds fees (c)	$18,864	$20,206
Other (d)	$15	$49
(a)	Other Segment items for each reportable segment include:

Real Estate – other technology expenses, bank fees, corporate administration expenses, commissions, insurance, property and other taxes, bad debt expense, and other miscellaneous expenses.

Mortgage – other technology expenses, commissions, bad debt expense, and other miscellaneous expenses.

(b)	The adjustment reconciles segment Selling, operating and administrative expenses to total segment expense included in the measure of segment Adjusted EBITDA. These adjustments contain certain non-cash items and other non-recurring cash charges or other items.
(c)	Marketing Funds fees are comprised of the Company’s marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. The Marketing Funds segment operates at no profit. See Note 2, Summary of Significant Accounting Policies, for additional information.
(d)	As of March 31, 2025 Other is not considered a reportable segment and is included in total Selling, operating and administrative expenses. See Note 2, Summary of Significant Accounting Policies, for additional information.

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Adjusted EBITDA: Real Estate	$20,960	$20,203
Adjusted EBITDA: Mortgage	(1,658)	(1,161)
Adjusted EBITDA: Total reportable segments (a)	19,302	19,042
Adjusted EBITDA: Other (a)	(15)	(49)
Settlement and impairment charges (b)	(619)	—
Equity-based compensation expense	(6,346)	(5,923)
Fair value adjustments to contingent consideration (c)	(116)	(34)
Other adjustments (d)	33	(1,032)
Interest income	908	1,001
Interest expense	(7,924)	(9,256)
Depreciation and amortization	(6,589)	(7,852)
Income (loss) before provision for income taxes	$(1,366)	$(4,103)
(a)	The Marketing Funds segment operates at no profit. In addition, as of March 31, 2025, Other is not considered a reportable segment. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Represents the settlement of an immaterial legal matter and an impairment recognized on an office lease in Canada in the first quarter of 2025. See Note 2, Summary of Significant Accounting Policies, for additional information on the Company’s leases.
(c)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements, for additional information.
(d)	Other is primarily made up of employee retention-related expenses from the Company's CEO transition in the prior year and expenses related to the prior period organizational restructuring.

The following table presents total assets of the Company’s segments (in thousands):

	March 31, 2025	December 31, 2024
Real Estate	$491,416	$508,081
Marketing Funds	33,159	29,069
Mortgage	46,811	44,433
Other (a)	5	11
Total assets	$571,391	$581,594

(a)	As of March 31, 2025, Other is not considered a reportable segment.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements (“financial statements”) and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes included in our most recent Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report on Form 10-K”).

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily accurately indicate the times at which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2024 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not intend, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The results of operations discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are those of RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries, including RMCO, LLC and its consolidated subsidiaries (“RMCO”), collectively, the “Company,” “we,” “our” or “us.”

Business Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the REMAX brand (“REMAX”) and mortgage brokerages in the U.S. under the Motto Mortgage brand (“Motto”). We also sell ancillary products and services, including loan processing services through our wemlo brand and advertisements on and lead generation services from our flagship websites www.remax.com and www.remax.ca. REMAX and Motto are 100% franchised—we do not own any of the brokerages that operate under these brands. We focus on enabling our networks’ success by providing powerful technology, quality education, and valuable marketing to build the strength of the REMAX and Motto brands. We support our franchisees in growing their brokerages, although they fund the associated cost of development. As a result, we maintain a relatively low fixed-cost structure which, combined with our primarily recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow.

Financial and Operational Highlights – Three Months Ended March 31, 2025

(Compared to the three months and the period ended March 31, 2024, unless otherwise noted)

●	Total revenue of $74.5 million, a decrease of 4.9% from the prior year.
●	Revenue excluding the Marketing Funds (a) decreased 4.3% to $55.6 million, driven by negative organic revenue growth(b) of 3.2% and adverse foreign currency movements of 1.1%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of ($2.0) million, compared to ($3.4) million in the prior year.

●	Adjusted EBITDA(c) increased 1.5% to $19.3 million and Adjusted EBITDA margin(c) increased 164 basis points to 25.9% from the prior year.
●	Total agent count increased 2.0% to 146,126 agents.
●	U.S. and Canada combined agent count decreased 5.0% to 75,010 agents.
●	Total open Motto Mortgage offices decreased 7.8% to 224 offices.

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

In 2025, economic uncertainties and difficult housing and mortgage market conditions in the U.S. and Canada, including high interest rates and affordability issues, have persisted. In addition, changes in legislation and regulation, including enacted and proposed tariffs and other trade policies, have contributed to uncertainty in the global economy. These factors have led to declines in the number of U.S. REMAX agents, open Motto offices, and total revenue. However, despite these challenges, REMAX agent count increased by over 10% in our global regions.

We continue to focus on our growth initiatives, elevating the value proposition for our affiliates and strengthening our capabilities to continuously improve the agent-consumer experience. At our annual REMAX agent convention in February 2025, we announced an expansion of our services, technology, and strategic programs designed to help our network maintain their hard-earned reputation of trusted, productive professionals. In addition, on April 2, 2025, we launched the AspireSM program, a performance-based financial model designed to help brokerages attract and develop new-to-REMAX agents and immediately connect them to resources that can help elevate their productivity and enable them to begin building a thriving REMAX career. Aspire was created leveraging feedback from our voice of customer program to enhance franchisee recruiting efforts by providing more assistance in onboarding and sharing more of the economic risk in recruiting newer agents. During an Aspire agent’s first year with REMAX, a franchisee only pays REMAX 5% of their gross commission income (paid after each closing) up to an annual maximum of $5,000, a $25 per-transaction fee and the standard $410 annual dues. The Aspire program economic model differs from our existing model as it doesn't contain fixed monthly Continuing franchise fees and Marketing Funds fees and has a cap on the revenue tied to the agent's earned gross commission income.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of March 31,		2025 vs. 2024
	2025	2024	#	%
Agent Count:
U.S.
Company-Owned Regions	43,543	47,302	(3,759)	(7.9)%
Independent Regions	6,311	6,617	(306)	(4.6)%
U.S. Total	49,854	53,919	(4,065)	(7.5)%
Canada
Company-Owned Regions	20,227	20,151	76	0.4%
Independent Regions	4,929	4,885	44	0.9%
Canada Total	25,156	25,036	120	0.5%
U.S. and Canada Total	75,010	78,955	(3,945)	(5.0)%
Outside U.S. and Canada
Independent Regions	71,116	64,332	6,784	10.5%
Outside U.S. and Canada Total	71,116	64,332	6,784	10.5%
Total	146,126	143,287	2,839	2.0%

REMAX open offices:
U.S.	3,080	3,293	(213)	(6.5)%
Canada	933	942	(9)	(1.0)%
U.S. and Canada Total	4,013	4,235	(222)	(5.2)%
Outside U.S. and Canada	4,614	4,644	(30)	(0.6)%
Total	8,627	8,879	(252)	(2.8)%

Motto open offices (1):	224	243	(19)	(7.8)%

	Three Months Ended
	March 31,		2025 vs. 2024
	2025	2024	#	%
REMAX franchise sales:
U.S.	23	25	(2)	(8.0)%
Canada	4	8	(4)	(50.0)%
U.S. and Canada Total	27	33	(6)	(18.2)%
Outside U.S. and Canada	108	112	(4)	(3.6)%
Total	135	145	(10)	(6.9)%

Motto franchise sales (1):	4	4	—	—%
(1)	As of March 31, 2025 and 2024, there were 58 and 65 offices, respectively, that we are offering short-term financial relief and are temporarily either not being billed and/or having associated revenue recognized.

	Three Months Ended
	March 31,
	2025	2024
Total revenue	$74,467	$78,287
Total selling, operating and administrative expenses	$43,028	$45,705
Operating income (loss)	$5,367	$4,524
Net income (loss)	$(3,236)	$(5,607)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(1,958)	$(3,353)
Adjusted EBITDA (1)	$19,287	$18,993
Adjusted EBITDA margin (1)	25.9%	24.3%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable

U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2025	2024	$	%
Revenue:
Continuing franchise fees	$29,351	$31,085	$(1,734)	(5.6)%
Annual dues	7,789	8,225	(436)	(5.3)%
Broker fees	11,431	10,716	715	6.7%
Marketing Funds fees	18,864	20,206	(1,342)	(6.6)%
Franchise sales and other revenue	7,032	8,055	(1,023)	(12.7)%
Total revenue	$74,467	$78,287	$(3,820)	(4.9)%

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2025	2024	$	%
Revenue excluding the Marketing Funds:
Total revenue	$74,467	$78,287	$(3,820)	(4.9)%
Less: Marketing Funds fees	18,864	20,206	(1,342)	(6.6)%
Revenue excluding the Marketing Funds	$55,603	$58,081	$(2,478)	(4.3)%

Revenue excluding the Marketing Funds decreased due to a decline in organic revenue of 3.2% and adverse foreign currency movements of 1.1%. The decline in organic revenue was driven by a decrease in U.S. agent count, lower Mortgage segment revenue, and a reduction in revenue from previous acquisitions (excluding Independent Region acquisitions), partially offset by increased revenue from Broker fees.

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a reduction in U.S. agent count.

Broker Fees

Revenue from Broker fees increased primarily due to an increase in average home sales prices, mostly offset by a reduction in U.S. agent count.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a reduction in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to a reduction in revenue from previous acquisitions (excluding Independent Region acquisitions), a decrease in revenue from our annual REMAX agent convention, and lower revenue from preferred marketing arrangements.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2025	2024	$	%
Operating expenses:
Selling, operating and administrative expenses	$43,028	$45,705	$2,677	5.9%
Marketing Funds expenses	18,864	20,206	1,342	6.6%
Depreciation and amortization	6,589	7,852	1,263	16.1%
Settlement and impairment charges	619	—	(619)	n/m
Total operating expenses	$69,100	$73,763	$4,663	6.3%
Percent of revenue	92.8%	94.2%

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

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2025	2024	$	%
Selling, operating and administrative expenses:
Personnel	$25,078	$25,832	$754	2.9%
Professional fees	2,575	2,927	352	12.0%
Lease costs	1,640	1,898	258	13.6%
Other	13,735	15,048	1,313	8.7%
Total selling, operating and administrative expenses	$43,028	$45,705	$2,677	5.9%
Percent of revenue	57.8%	58.4%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel expenses decreased primarily due to a reduction in employee retention-related expenses and an increase in costs charged to the Marketing Funds, see Note 2, Summary of Significant Accounting Policies for additional information. This decrease was partially offset by higher employee salary and benefit related costs and equity-based compensation expense.
●	Professional fees decreased primarily due to lower technology, audit and legal expenses. See section titled “Legal Proceedings,” set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q.
●	Other selling, operating and administrative expenses decreased due to a reduction in expenses from our annual REMAX agent convention, commissions paid on REMAX franchise sales and property taxes. The decrease was slightly offset by an increase in bad debt expense and other technology expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower Franchise agreements amortization expense from prior years independent region acquisitions becoming fully amortized.

Settlement Charge

In the first quarter of 2025, we settled an immaterial legal matter, which is expected to be paid out over twelve months beginning in the second quarter of 2025. As a result, we recorded this to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Condensed Consolidated Balance Sheets.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2025	2024	$	%
Other expenses, net:
Interest expense	$(7,924)	$(9,256)	$1,332	14.4%
Interest income	908	1,001	(93)	(9.3)%
Foreign currency transaction gains (losses)	283	(372)	655	n/m
Total other expenses, net	$(6,733)	$(8,627)	$1,894	22.0%
Percent of revenue	9.0%	11.0%

n/m - not meaningful

Other expenses, net decreased primarily due to a decrease in interest expense due to lower interest rates and a decrease in interest income due to lower interest rate yields and declines in investable balances. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar and the Canadian dollar has weakened in comparison to the U.S dollar between the three months ended March 31, 2025, compared to December 31, 2024, and the three months ended March 31, 2024, compared to December 31, 2023.

Provision for Income Taxes

The comparison of effective income tax rates (“EITR”) for the three months ended March 31, 2025, and March 31, 2024, is not meaningful. In the first quarter of both 2025 and 2024, the EITR was primarily impacted by foreign taxes on overseas income and valuation allowances related to both U.S. foreign tax credits and domestic losses.

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

Adjusted EBITDA was $19.3 million for the three months ended March 31, 2025, an increase of $0.3 million from the comparable prior year period. Adjusted EBITDA increased primarily due to an increase in Broker fees and a decrease in professional fees, personnel and events-related expenses, partially offset by decreases in U.S. agent count and revenue from previous acquisitions (excluding Independent Region acquisitions), and an increase in other technology expenses.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	these measures do not reflect the cash requirements for the settlements of certain industry class-action lawsuits and other legal settlements;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$(3,236)	$(5,607)
Depreciation and amortization	6,589	7,852
Interest expense	7,924	9,256
Interest income	(908)	(1,001)
Provision for income taxes	1,870	1,504
EBITDA	12,239	12,004
Settlement and impairment charges (1)	619	—
Equity-based compensation expense	6,346	5,923
Fair value adjustments to contingent consideration (2)	116	34
Other adjustments (3)	(33)	1,032
Adjusted EBITDA	$19,287	$18,993

(1)	Represents the settlement of an immaterial legal matter and an impairment recognized on an office lease in Canada in the first quarter of 2025. See Note 2, Summary of Significant Accounting Policies for additional information on our leases.
(2)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(3)	Other is primarily made up of employee retention-related expenses from our CEO transition in the prior year and expenses related to the prior period organizational restructuring.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is primarily affected by the change in our agent and franchise base and conditions in the real estate and mortgage markets. In this regard, our short-term liquidity position from time to time has been, and will continue to be, affected by several factors including agents in the REMAX network, particularly in Company-Owned Regions. Our cash flows are primarily related to the timing of:

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	investments in our Real Estate and Mortgage segments;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments, including any early principal payments, and related interest payments on our Senior Secured Credit Facility;
(vi)	corporate tax payments paid by the Company
(vii)	payments to the TRA parties pursuant to the TRAs;
(viii)	the settlements of certain industry class-action lawsuits and other legal settlements;
(ix)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(x)	dividend payments to stockholders of our Class A common stock; and
(xi)	share repurchases.

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

The Senior Secured Credit Facility requires us to repay term loans at approximately $1.2 million per quarter. We are also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF”) as defined in the Senior Secured Credit Facility, at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR”) as defined in the Senior Secured Credit Facility, is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if our TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. As of December 31, 2024, no ECF payment was required because the TLR was below 3.75:1.

The Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, share repurchases, other distributions, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. In general, we can make unlimited restricted payments – including dividends and share repurchases – if the TLR does not exceed 3.50:1 (both before and after giving effect to such payments). If the TLR exceeds 3.50:1, we are generally limited in the amount of restricted payments we can make up to the greater of $50 million or 50% of RE/MAX LLC’s consolidated EBITDA on a trailing twelve-month basis (unless we rely on other restricted payment baskets available under the Senior Secured Credit Facility).

We calculate the TLR quarterly and it is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ending March 31, 2025, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $97.8 million and as of March 31, 2025, the TLR was 3.61:1.

With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) the adjusted forward-looking term rate based on the Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), provided the Adjusted Term SOFR shall be no less than 0.50% plus an applicable margin of 2.50% or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Adjusted Term SOFR plus 1.00%, (such greatest rate, the “ABR”), provided the ABR shall be no less than 1.50%, plus in each case, an applicable margin of 1.50%. As of March 31, 2025, the interest rate on the term loan facility was 6.9%.

If any amounts are drawn on the $50 million revolving line of credit as of the last day of any fiscal quarter, the terms of the Senior Secured Credit Facility require the TLR to not exceed 4.50:1 as of the last day of four consecutive fiscal quarters. As a result, as long as the TLR remains below 4.50:1, access to borrowings under the revolving line of credit will not be restricted. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of our TLR. As of the date of this report, no amounts were drawn on the revolving line of credit.

As of March 31, 2025, we had $442.8 million of term loans outstanding, excluding any unamortized discount and issuance costs, and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of March 31, 2025 and December 31, 2024, we had $89.1 million and $96.6 million, respectively, of cash and cash equivalents, of which approximately $21.5 million and $19.7 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash provided by (used in):
Operating activities	$5,661	$9,381
Investing activities	(1,691)	(2,430)
Financing activities	(6,531)	(4,353)
Effect of exchange rate changes on cash	180	(925)
Net change in cash, cash equivalents and restricted cash	$(2,381)	$1,673

Operating Activities

Cash provided by operating activities decreased primarily due to higher payments of certain employee-related liabilities and timing differences on various operating assets and liabilities. This decrease was partially offset by lower spend in the Marketing Funds, lower interest payments, and reduced cash paid for severance.

Investing Activities

During the three months ended March 31, 2025, the change in cash used in investing activities was primarily the result of lower spend on leased buildings other than our corporate headquarters compared to the prior year.

Financing Activities

During the three months ended March 31, 2025, the change in cash used in financing activities was primarily due to higher tax withholding payments for share-based compensation and an increase in contingent consideration payments.

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, and incremental facilities under our Senior Secured Credit Facility available to support the needs of our business. As needs arise, we may seek additional financing in the public capital markets.

Acquisitions

As part of our growth strategy, we may pursue acquisitions of REMAX Independent Regions in the U.S. and Canada as well as additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets, revenue streams, or otherwise complement our existing operations. We may fund any such growth with various sources of capital including existing cash balances and cash flow from operations, as well as proceeds from debt financings including under existing credit facilities or new arrangements.

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $1.7 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively. These amounts primarily relate to investments in technology and spend on leased buildings other than our corporate headquarters. We plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2025 are expected to be between $6.0 million and $7.5 million. See Financial and Operational Highlights above for additional information.

Return of Capital

In the fourth quarter of 2023, our Board of Directors suspended our quarterly dividend. In light of the litigation settlement and ongoing challenging housing and mortgage market conditions (as further discussed in Note 11, Commitments and

Contingencies), we continue to believe this action to preserve our capital is prudent. Our Board of Directors did not approve any quarterly cash dividends in the first quarters of 2025 and 2024.

Our Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. During the three months ended March 31, 2025, and 2024, we did not repurchase any shares of our Class A common stock. As of March 31, 2025, $62.5 million remained available under the share repurchase authorization.

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

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments paid to non-controlling unitholders pursuant to the RMCO, LLC Agreement were immaterial for the three months ended 2025 and 2024. Payments pursuant to the TRAs were $0.8 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

Commitments and Contingencies

See Note 11, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of March 31, 2025.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2024 Annual Report on Form 10-K for which there were no material changes, included:

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the three months ended March 31, 2025 and 2024, bad debt expense was 2.1% and 1.7% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On March 31, 2025, $442.8 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. Up until and prior to September 30, 2023, the interest rate on our Senior Secured Credit Facility was based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. We transitioned from LIBOR to Adjusted Term SOFR during the third quarter of 2023 and borrowings under the term loans and revolving loans accrue interest based on Adjusted Term SOFR, beginning on July 31, 2023, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%.

As of March 31, 2025, the interest rate was 6.9%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three months ended March 31, 2025, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.4 million related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2025 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our 2024 Annual Report on Form 10-K. There have been no material changes to the risk factors as disclosed in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program has no expiration date and may be suspended or discontinued at any time. There was no share repurchase activity during the three months ended March 31, 2025. As of March 31, 2025, $62.5 million remains under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

RE/MAX Holdings, Inc. (Registrant)

Date:	May 1, 2025	By:	/s/ Erik Carlson
Erik Carlson
Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2025	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2025	By:	/s/ Leah R. Jenkins
Leah R. Jenkins Chief Accounting Officer (Principal Accounting Officer)