Form 10-Q
period 2025-06-30
RE/MAX Holdings, Inc.
filed 2025-07-29
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025.

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

On July 25, 2025, there were 20,029,994 outstanding shares of the registrant’s Class A common stock, $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$94,313	$96,619
Restricted cash	75,479	72,668
Accounts and notes receivable, net of allowances	31,422	27,807
Income taxes receivable	9,242	7,592
Other current assets	10,442	13,825
Total current assets	220,898	218,511
Property and equipment, net of accumulated depreciation	6,896	7,578
Operating lease right of use assets	15,167	17,778
Franchise agreements, net	74,840	81,186
Other intangible assets, net	11,804	13,382
Goodwill	239,548	237,239
Income taxes receivable, net of current portion	355	355
Other assets, net of current portion	5,289	5,565
Total assets	$574,797	$581,594
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,723	$5,761
Accrued liabilities	98,800	110,859
Income taxes payable	96	541
Deferred revenue	22,694	22,848
Debt	4,600	4,600
Payable pursuant to tax receivable agreements	779	1,537
Operating lease liabilities	8,908	8,556
Total current liabilities	140,600	154,702
Debt, net of current portion	434,369	436,243
Deferred tax liabilities	8,454	8,448
Deferred revenue, net of current portion	13,558	14,778
Operating lease liabilities, net of current portion	18,220	22,669
Other liabilities, net of current portion	3,161	3,148
Total liabilities	618,362	639,988
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 20,028,058 and 18,971,435 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	573,786	565,072
Accumulated deficit	(131,330)	(133,727)
Accumulated other comprehensive income (deficit), net of tax	(27)	(1,864)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	442,431	429,483
Non-controlling interest	(485,996)	(487,877)
Total stockholders' equity (deficit)	(43,565)	(58,394)
Total liabilities and stockholders' equity (deficit)	$574,797	$581,594

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Continuing franchise fees	$28,992	$30,340	$58,343	$61,425
Annual dues	7,693	8,151	15,482	16,376
Broker fees	13,454	14,528	24,885	25,244
Marketing Funds fees	18,273	20,027	37,137	40,233
Franchise sales and other revenue	4,338	5,407	11,370	13,462
Total revenue	72,750	78,453	147,217	156,740
Operating expenses:
Selling, operating and administrative expenses	33,888	34,851	76,916	80,556
Marketing Funds expenses	18,273	20,027	37,137	40,233
Depreciation and amortization	6,601	7,400	13,190	15,252
Settlement and impairment charges	(57)	—	562	—
Total operating expenses	58,705	62,278	127,805	136,041
Operating income (loss)	14,045	16,175	19,412	20,699
Other expenses, net:
Interest expense	(7,982)	(9,191)	(15,906)	(18,447)
Interest income	841	949	1,749	1,950
Foreign currency transaction gains (losses)	(43)	(270)	240	(642)
Total other expenses, net	(7,184)	(8,512)	(13,917)	(17,139)
Income (loss) before provision for income taxes	6,861	7,663	5,495	3,560
Provision for income taxes	(163)	(1,473)	(2,033)	(2,977)
Net income (loss)	$6,698	$6,190	$3,462	$583
Less: net income (loss) attributable to non-controlling interest	2,013	2,485	735	231
Net income (loss) attributable to RE/MAX Holdings, Inc.	$4,685	$3,705	$2,727	$352

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.23	$0.20	$0.14	$0.02
Diluted	$0.23	$0.19	$0.14	$0.02
Weighted average shares of Class A common stock outstanding
Basic	19,967,508	18,853,929	19,629,859	18,667,889
Diluted	20,174,365	19,003,962	20,052,596	18,853,020

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$6,698	$6,190	$3,462	$583
Change in cumulative translation adjustment	2,622	(457)	3,013	(1,705)
Comprehensive income (loss), net of tax	9,320	5,733	6,475	(1,122)
Less: Comprehensive income (loss) attributable to non-controlling interest	3,035	2,303	1,911	(456)
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$6,285	$3,430	$4,564	$(666)

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity (deficit)
Balances, January 1, 2025	18,971,435	$2	1	$—	$565,072	$(133,727)	$(1,864)	$(487,877)	$(58,394)
Net income (loss)	—	—	—	—	—	(1,958)	—	(1,278)	(3,236)
Equity-based compensation expense and dividend equivalents	1,410,497	—	—	—	10,306	(324)	—	—	9,982
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	237	154	391
Shares withheld for taxes on share-based compensation	(475,011)	—	—	—	(4,237)	—	—	—	(4,237)
Other	—	—	—	—	—	1	—	(30)	(29)
Balances, March 31, 2025	19,906,921	$2	1	$—	$571,141	$(136,008)	$(1,627)	$(489,031)	$(55,523)
Net income (loss)	—	—	—	—	—	4,685	—	2,013	6,698
Equity-based compensation expense and dividend equivalents	134,626	—	—	—	2,750	(6)	—	—	2,744
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	1,600	1,022	2,622
Shares withheld for taxes on share-based compensation	(13,489)	—	—	—	(106)	—	—	—	(106)
Other	—	—	—	—	1	(1)	—	—	—
Balances, June 30, 2025	20,028,058	$2	1	$—	$573,786	$(131,330)	$(27)	$(485,996)	$(43,565)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2024	18,269,284	$2	1	$—	$550,637	$(140,217)	$638	$(487,121)	$(76,061)
Net income (loss)	—	—	—	—	—	(3,353)	—	(2,254)	(5,607)
Equity-based compensation expense and dividend equivalents	866,069	—	—	—	8,146	(585)	—	—	7,561
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(743)	(505)	(1,248)
Shares withheld for taxes on share-based compensation	(282,495)	—	—	—	(2,498)	—	—	—	(2,498)
Balances, March 31, 2024	18,852,858	$2	1	$—	$556,285	$(144,155)	$(105)	$(489,880)	$(77,853)
Net income (loss)	—	—	—	—	—	3,705	—	2,485	6,190
Equity-based compensation expense and dividend equivalents	2,734	—	—	—	2,883	(2)	—	—	2,881
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(275)	(182)	(457)
Shares withheld for taxes on share-based compensation	(930)	—	—	—	(7)	—	—	—	(7)
Other	—	—	—	—	119	(34)	—	5	90
Balances, June 30, 2024	18,854,662	$2	1	$—	$559,280	$(140,486)	$(380)	$(487,572)	$(69,156)

See accompanying notes to unaudited condensed consolidated financial statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,462	$583
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,190	15,252
Equity-based compensation expense	9,314	9,825
Bad debt expense	1,966	1,552
Deferred income tax expense (benefit)	(143)	4,097
Fair value adjustments to contingent consideration	16	137
Settlement and impairment charges	562	—
Non-cash lease benefit	(1,633)	(1,378)
Non-cash debt charges	427	429
Payment of contingent consideration in excess of acquisition date fair value	—	(240)
Other, net	240	97
Changes in operating assets and liabilities	(17,188)	(5,088)
Net cash provided by operating activities	10,213	25,266
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(3,307)	(4,510)
Other	—	417
Net cash used in investing activities	(3,307)	(4,093)
Cash flows from financing activities:
Payments on debt	(2,300)	(2,300)
Dividends and dividend equivalents paid to Class A common stockholders	(330)	(587)
Payments related to tax withholding for share-based compensation	(4,343)	(2,505)
Payment of contingent consideration	(791)	—
Other financing	(30)	5
Net cash used in financing activities	(7,794)	(5,387)
Effect of exchange rate changes on cash	1,393	(875)
Net increase in cash, cash equivalents and restricted cash	505	14,911
Cash, cash equivalents and restricted cash, beginning of period	169,287	125,763
Cash, cash equivalents and restricted cash, end of period	$169,792	$140,674

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2024, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations for the Company for the reported periods have been included. Interim results may not be indicative of full-year performance.

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

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Other deferred revenue is primarily related to events-related revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2025	New billings	recognized (a)	June 30, 2025
Franchise sales	$21,282	$2,046	$(3,532)	$19,796
Annual dues	12,261	15,801	(15,482)	12,580
Other	4,083	8,420	(8,627)	3,876
	$37,626	$26,267	$(27,641)	$36,252

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $3.7 million and $9.4 million, respectively, for the six months ended June 30, 2025.

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2025	for new activity	recognized	June 30, 2025
Capitalized contract costs for commissions	$3,553	$978	$(1,185)	$3,346

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Franchise sales	$3,223	$5,555	$4,309	$2,970	$1,653	$644	$1,442	$19,796
Annual dues	9,774	2,806	—	—	—	—	—	12,580
Total	$12,997	$8,361	$4,309	$2,970	$1,653	$644	$1,442	$32,376

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
U.S. Company-Owned Regions	$31,701	$33,977	$61,959	$65,716
U.S. Independent Regions	1,499	1,574	2,896	3,042
Canada Company-Owned Regions	9,949	10,603	19,641	20,506
Canada Independent Regions	689	659	1,339	1,387
Global	3,793	3,509	7,842	6,977
Fee revenue (a)	47,631	50,322	93,677	97,628
Franchise sales and other revenue (b)	3,205	4,427	9,635	11,569
Total Real Estate	50,836	54,749	103,312	109,197
U.S.	13,664	14,964	27,911	30,330
Canada	4,314	4,804	8,687	9,420
Global	295	259	539	483
Total Marketing Funds	18,273	20,027	37,137	40,233
Mortgage (c)	3,641	3,677	6,768	7,310
Total	$72,750	$78,453	$147,217	$156,740
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is mostly derived within the U.S.
(c)	Revenue from Mortgage is derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$94,313	$96,619
Restricted cash:
Marketing Funds (a)	14,779	17,668
Settlement Fund (b)	60,700	55,000
Total cash, cash equivalents and restricted cash	$169,792	$169,287

(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.
(b)	Represents the amounts held in the Settlement Fund as part of the settlements of certain industry class-action lawsuits. See Note 11, Commitments and Contingencies, for additional information.

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

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Technology - operating	$4,364	$1,050	$7,955	$2,100
Marketing staff and administrative services	2,256	1,492	4,563	2,997
Total	$6,620	$2,542	$12,518	$5,097

Accounts and Notes Receivable

As of June 30, 2025, and December 31, 2024, the Company had allowances against accounts and notes receivable of $12.8 million and $11.2 million, respectively.

Property and Equipment

As of June 30, 2025, and December 31, 2024 the Company had accumulated depreciation of $16.5 million and $15.5 million, respectively. Depreciation expense for the three months ended June 30, 2025 and 2024 was $0.6 million, respectively, and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

Restructuring Charges

During the second quarter of 2025, the Company restructured its support services intended to further enhance the overall customer experience. As a result of this restructuring, during the three and six months ended June 30, 2025, the Company incurred $2.9 million of severance and related expenses and accelerated certain performance-based restricted stock units and forfeited the remaining grants, resulting in an equity compensation benefit of $0.3 million, which are recognized as “Selling, operating and administrative expenses” in the Consolidated Statements of Income (Loss). See Note 6, Accrued Liabilities, for a roll forward of the liability related to the restructuring as of June 30, 2025.

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the Canadian entity for RE/MAX INTEGRA (“INTEGRA”). The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. As none of these contracts are designated as accounting hedges, the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” on the Consolidated Statements of Income (Loss) along with the related derivative contracts. During the three months ended June 30, 2025 and 2024, the Company recognized a net loss of $1.6 million and net gain $0.6 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized a net loss of $1.5 million and a net gain of $1.9 million, respectively.

The Company has a short-term $44.0 million Canadian dollar forward contract that matures in the third quarter of 2025 that net settles in U.S. dollars based on the prevailing spot rates at maturity.

Recently Adopted Accounting Pronouncements

None.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement (Topic 220) – Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires enhanced disclosures around disaggregation of certain income statement expense lines into specified categories. The new standard applies to public business entities and is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company believes the amendments of ASU 2024-03 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires greater disaggregation of income tax disclosures related to the income tax reconciliation and income taxes paid. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The Company will adopt ASU 2023-09 in the annual financial statements for the twelve months ended December 31, 2025, and for interim periods beginning in 2026. The Company believes the amendments of ASU 2023-09 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	June 30, 2025		December 31, 2024
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	38.5%	12,559,600	39.8%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	20,028,058	61.5%	18,971,435	60.2%
Total common units in RMCO	32,587,658	100.0%	31,531,035	100.0%

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

	Three Months Ended June 30,
	2025			2024
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	61.4%	38.6%	100.0%	60.0%	40.0%	100.0%
Income (loss) before provision for income taxes (a)	$4,183	$2,678	$6,861	$4,578	$3,085	$7,663
(Provision) / benefit for income taxes (b)	502	(665)	(163)	(873)	(600)	(1,473)
Net income (loss)	$4,685	$2,013	$6,698	$3,705	$2,485	$6,190

	Six Months Ended June 30,
	2025			2024
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	61.0%	39.0%	100.0%	59.8%	40.2%	100.0%
Income (loss) before provision for income taxes (a)	$3,357	$2,138	$5,495	$2,132	$1,428	$3,560
(Provision) / benefit for income taxes (b)	(630)	(1,403)	(2,033)	(1,780)	(1,197)	(2,977)
Net income (loss)	$2,727	$735	$3,462	$352	$231	$583
(a)	The WAO percentage of RMCO differs from the percentage allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid to non-controlling unitholders for the three and six months ended June 30, 2025, were immaterial.

4. Earnings (Loss) Per Share, Dividends and Repurchases

Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$4,685	$3,705	$2,727	$352
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	19,967,508	18,853,929	19,629,859	18,667,889
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	19,967,508	18,853,929	19,629,859	18,667,889
Add dilutive effect of the following:
Restricted stock	206,857	150,033	422,737	185,131
Weighted average shares of Class A common stock outstanding, diluted	20,174,365	19,003,962	20,052,596	18,853,020
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.23	$0.20	$0.14	$0.02
Diluted	$0.23	$0.19	$0.14	$0.02

Outstanding Class B common stock does not share in the earnings of Holdings and is therefore not a participating security. Accordingly, basic and diluted net income (loss) per share of Class B common stock has not been presented.

Dividends

In the fourth quarter of 2023, in light of the litigation settlement (See Note 11, Commitments and Contingencies), the Company’s Board of Directors suspended the Company’s quarterly dividend and therefore no dividends have been paid since.

Share Repurchases and Retirement

The Company’s Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program has no expiration date and may be suspended or discontinued at any time. During the six months ended June 30, 2025 and 2024, the Company did not repurchase any shares of the Company’s Class A common stock. As of June 30, 2025, $62.5 million remained available under the share repurchase program.

5. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of June 30, 2025			As of December 31, 2024
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	11.9	$224,208	$(149,368)	$74,840	$222,055	$(140,869)	$81,186
Other intangible assets:
Software (a)	3.4	$59,839	$(50,149)	$9,690	$57,243	$(46,829)	$10,414
Trademarks	9.7	915	(726)	189	900	(684)	216
Non-compete agreements	5.0	12,915	(10,990)	1,925	12,721	(9,969)	2,752
Training materials	—	—	—	—	2,400	(2,400)	—
Other	—	—	—	—	870	(870)	—
Total other intangible assets	4.0	$73,669	$(61,865)	$11,804	$74,134	$(60,752)	$13,382

(a)	As of June 30, 2025 and December 31, 2024, capitalized software development costs of $2.0 million and $1.2 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $6.0 million and $6.8 million for the three months ended June 30, 2025 and 2024, respectively and was $12.0 million and $14.1 million for the six months ended June 30, 2025 and 2024.

As of June 30, 2025, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2025	$11,516
2026	17,810
2027	10,696
2028	8,883
2029	7,145
Thereafter	30,594
$86,644

The following table presents changes to goodwill at the Real Estate reporting unit (in thousands):

Real Estate
Balance, January 1, 2025	$237,239
Effect of changes in foreign currency exchange rates	2,309
Balance, June 30, 2025	$239,548

As of June 30, 2025, there were no events or circumstances that would indicate impairment may have occurred.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Marketing Funds (a)	$22,503	$27,995
Accrued payroll and related employee costs	8,194	15,444
Accrued taxes	1,078	2,153
Accrued professional fees	1,548	960
Settlements payable (b)	61,268	60,410
Other	4,209	3,897
	$98,800	$110,859

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Represents the settlement payable as part of the settlements of certain industry class-action lawsuits and other legal settlements. Settlement payables that are transacted in Canadian dollars have been translated into U.S. dollars at the balance sheet date. See Note 11, Commitments and Contingencies, for additional information.

The following table presents a roll forward of the severance and related costs liability related to a prior reorganization and a prior strategic shift and restructuring of the Company’s business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance January 1, 2025	$1,393
Severance and other related expenses	2,851
Cash payments and other	(1,249)
Balance, June 30, 2025	$2,995

7. Debt

Debt, net of current portion, consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Senior Secured Credit Facility	$441,600	$443,901
Less unamortized debt issuance costs	(1,944)	(2,259)
Less unamortized debt discount costs	(687)	(799)
Less current portion	(4,600)	(4,600)
	$434,369	$436,243

As of June 30, 2025, maturities of debt are as follows (in thousands):

Remainder of 2025	$2,300
2026	4,600
2027	4,600
2028	430,100
$441,600

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”) to refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility which matures and must be repaid on July 21, 2026, if any amounts are drawn.

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

The Company calculates TLR quarterly and it is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ended June 30, 2025, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $97.0 million and as of June 30, 2025, the Company’s TLR was 3.58:1.

With certain exceptions, any default under any of the Company’s other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) the adjusted forward-looking term rate based on the Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), provided the Adjusted Term SOFR shall be no less than 0.50% plus an applicable margin of 2.50% or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Adjusted Term SOFR plus 1.00%, (such greatest rate, the “ABR”), provided the ABR shall be no less than 1.50%, plus in each case, an applicable margin of 1.50%. As of June 30, 2025, the interest rate on the term loan facility was 6.9%.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of June 30, 2025				As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities - Contingent consideration (a)	$1,400	$—	$—	$1,400	$2,175	$—	$—	$2,175
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026. The annual payment is due within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 25-40 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales and a 1% change to the discount rate applied to the forecast would not change the liability materially. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2025	$2,175
Fair value adjustments	16
Cash payments	(791)
Balance at June 30, 2025	$1,400

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$438,969	$427,248	$440,843	$435,022

9. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate and discrete items recorded during the six months ended June 30, 2025.

Valuation Allowance

The Company evaluated the need for a valuation allowance against its deferred tax assets and determined that in accordance with Accounting Standards Codification 740 Income Taxes (“ASC 740”), the objective negative evidence of a three-year cumulative pre-tax net loss, primarily due to the settlement of certain Nationwide Claims, as defined in Note 11, Commitments and Contingencies, prevented the use of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its net deferred tax assets. As a result, a full valuation allowance was established against the Company’s deferred tax assets. As of June 30, 2025, the Company expects to remain in a three-year cumulative loss and has recorded a decrease in the valuation allowance of $0.2 million against its U.S. net deferred tax assets.

Tax Receivable Agreements (“TRAs”)

As of June 30, 2025, the Company’s total liability under the TRAs for the tax year ending December 31, 2024 is $0.8 million. This liability is expected to be settled in the fourth quarter of 2025.

Uncertain Tax Positions

As of June 30, 2025, the Company had no uncertain tax positions.

10. Equity-Based Compensation

Equity-based compensation expense under the Holdings 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) as well as the Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan” and, together with the 2013 Incentive Plan, the “Incentive Plans”), is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Expense from time-based awards (a)	$2,129	$2,289	$6,050	$5,950
Expense from performance-based awards (a)(b)	620	595	2,035	1,476
Expense from bonus to be settled in shares (c)	219	1,018	1,229	2,399
Equity-based compensation expense	$2,968	$3,902	$9,314	$9,825
(a)	Includes $0.7 million and $1.1 million of expense recognized for time-based and performance-based awards for the six months ended June 30, 2025 and 2024, respectively, for inducement awards granted to the Company's CEO, Erik Carlson, in the fourth quarter of 2023. These equity awards were made pursuant to the inducement award exception under the New York Stock Exchange Rule 303A.08 and were not granted from the 2023 Incentive Plan. The expense recognized for time-based and performance-based awards for the three months ended June 30, 2025 and 2024, were immaterial. As of June 30, 2025, 709,681 restricted stock units remain outstanding assuming maximum achievement of the performance awards.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions.
(c)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2025	1,743,345	$10.40
Granted	1,538,708	$8.79
Shares vested (including tax withholding) (a)	(902,001)	$11.18
Forfeited	(247,227)	$9.66
Balance, June 30, 2025	2,132,825	$9.00

(a)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of June 30, 2025, there was $14.2 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2025	1,025,661	$6.22
Granted (a)	710,030	$9.31
Shares vested (including tax withholding) (b)	(33,728)	$8.76
Forfeited	(212,221)	$9.93
Balance, June 30, 2025	1,489,742	$7.11

(a)	Represents the total participant target award.
(b)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future award.

As of June 30, 2025, there was $3.3 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.6 years.

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

On April 29, 2025, RE/MAX OA and plaintiffs entered into a long-form settlement agreement to resolve all claims in the Canadian antitrust litigations and release RE/MAX OA, RE/MAX, LLC and its other subsidiaries and affiliates, and REMAX sub-franchisors, franchisees and their sales associates in Canada from the Canadian antitrust litigations. Under the settlement, RE/MAX OA paid a total settlement amount of $7.8 million Canadian dollars (the “Canadian Settlement Amount”) into a third-party interest-bearing account in the second quarter of 2025. As of June 30, 2025, the Canadian Settlement Amount of $5.7 million in U.S. dollars, translated at the balance sheet date, is included in “Restricted cash” within the Condensed Consolidated Balance Sheets. In addition, RE/MAX OA agreed to make certain changes to its business practices similar to those agreed to in the U.S. settlement agreement. The settlement agreement requires court approval. Any actions taken to carry out the settlement agreement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of the Company. The Company continues to deny the material allegations of the Canadian antitrust litigations. The Company entered into the settlement agreement after considering the risks and costs of continuing the litigation.

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

The Company intends to vigorously defend against all remaining claims, including appeals. If the final approval of the U.S. settlement agreement is not upheld on appeal, or the settlement agreement in the Canadian antitrust litigations is not approved by the court, the Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. As a result, the Company is unable to reasonably estimate the financial impact of the litigation beyond what has been accrued for pursuant to the terms of the U.S. settlement agreement and the Canadian Settlement Amount, and the Company cannot predict, beyond the U.S. Settlement Amount and the Canadian Settlement Amount, whether resolution of these matters would have a material effect on its financial position or results of operations.

On August 22, 2024, plaintiff Homie Technology, Inc. (“Homie”) filed suit against the National Association of Realtors, Anywhere Real Estate, Inc., Keller Williams Realty, Inc., HomeServices of America, Inc., HSF Affiliates, LLC, RE/MAX, LLC, and Wasatch Front Regional Multiple Listing Service, Inc. in the United States District Court for the District of Utah. The lawsuit alleges certain NAR rules, many of which are at issue in the Moehrl-related antitrust litigations, created a barrier to entry for Homie as a competitor, and that other defendants agreed and/or conspired to implement these rules and engaged in conduct that foreclosed Homie from competing. The complaint alleges federal and state antitrust claims and tortious interference. The plaintiff seeks injunctive relief and an unspecified amount of damages. RE/MAX, LLC filed a motion to dismiss on October 18, 2024. On July 15, 2025, the court dismissed the lawsuit and Homie’s claims.

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Continuing franchise fees	$26,484	$27,643	$53,310	$56,008
Annual dues	7,693	8,151	15,482	16,376
Broker fees	13,454	14,528	24,885	25,244
Franchise sales and other revenue	3,205	4,427	9,635	11,569
Total Real Estate revenue	50,836	54,749	103,312	109,197
Continuing franchise fees	2,508	2,697	5,033	5,417
Franchise sales and other revenue	1,133	980	1,735	1,893
Total Mortgage revenue	3,641	3,677	6,768	7,310
Marketing Funds fees	18,273	20,027	37,137	40,233
Total reportable segments revenue	$72,750	$78,453	$147,217	$156,740

The following table presents Selling, operating and administrative expenses by segment and includes a reconciliation of reportable segment expenses in Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Personnel	$18,243	$18,813	$39,812	$40,505
Professional fees	3,152	2,424	5,532	5,160
Lease costs	1,581	1,510	3,104	3,283
Events, travel and related costs	1,133	1,958	7,934	10,010
Other segment items (a)	4,340	4,222	9,755	9,743
Total Real Estate selling, operating and administrative expenses	28,449	28,927	66,137	68,701
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(5,414)	(3,949)	(11,586)	(9,478)
Total Real Estate expense in Adjusted EBITDA	$23,035	$24,978	$54,551	$59,223

Personnel	$3,219	$3,384	$6,728	$7,510
Professional fees	245	338	440	513
Lease costs	109	98	226	223
Events, travel and related costs	1,155	1,167	1,609	1,774
Other segment items (a)	696	923	1,746	1,772
Total Mortgage selling, operating and administrative expenses	5,424	5,910	10,749	11,792
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(263)	(552)	(803)	(1,640)
Total Mortgage expense in Adjusted EBITDA	$5,161	$5,358	$9,946	$10,152

Marketing Funds fees (c)	$18,273	$20,027	$37,137	$40,233
Other (d)	$15	$14	$30	$63
(a)	Other Segment items for each reportable segment include:

Real Estate – other technology expenses, bank fees, corporate administration expenses, commissions, insurance, property and other taxes, bad debt expense, and other miscellaneous expenses.

Mortgage – other technology expenses, commissions, bad debt expense, and other miscellaneous expenses.

(b)	The adjustment reconciles segment Selling, operating and administrative expenses to total segment expense included in the measure of segment Adjusted EBITDA. These adjustments contain certain non-cash items and other non-recurring cash charges or other items.
(c)	Marketing Funds fees are comprised of the Company’s marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. The Marketing Funds segment operates at no profit. See Note 2, Summary of Significant Accounting Policies, for additional information.
(d)	As of June 30, 2025 Other is not considered a reportable segment and is included in total Selling, operating and administrative expenses. See Note 2, Summary of Significant Accounting Policies, for additional information.

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Adjusted EBITDA: Real Estate	$27,801	$29,771	$48,761	$49,974
Adjusted EBITDA: Mortgage	(1,520)	(1,681)	(3,178)	(2,842)
Adjusted EBITDA: Total reportable segments (a)	26,281	28,090	45,583	47,132
Adjusted EBITDA: Other (a)	(15)	(14)	(30)	(63)
Settlement and impairment charges (b)	57	—	(562)	—
Equity-based compensation expense	(2,968)	(3,902)	(9,314)	(9,825)
Fair value adjustments to contingent consideration (c)	100	(103)	(16)	(137)
Restructuring charges (d)	(2,840)	9	(2,737)	41
Other adjustments (e)	(12)	(775)	(82)	(1,839)
Interest income	841	949	1,749	1,950
Interest expense	(7,982)	(9,191)	(15,906)	(18,447)
Depreciation and amortization	(6,601)	(7,400)	(13,190)	(15,252)
Income (loss) before provision for income taxes	$6,861	$7,663	$5,495	$3,560
(a)	The Marketing Funds segment operates at no profit. In addition, as of June 30, 2025, Other is not considered a reportable segment. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Represents the settlement of an immaterial legal matter and an impairment recognized on an office lease in Canada in the first quarter of 2025. See Note 2, Summary of Significant Accounting Policies, for additional information on the Company’s leases.
(c)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements, for additional information.
(d)	During the second quarter of 2025, the Company restructured its support services intended to further enhance the overall customer experience. See Note 2, Summary of Significant Accounting Policies, for additional information.
(e)	Other adjustments are primarily made up of employee retention-related expenses from the Company's CEO transition in the prior year.

The following table presents total assets of the Company’s segments (in thousands):

	June 30, 2025	December 31, 2024
Real Estate	$503,842	$508,081
Marketing Funds	25,197	29,069
Mortgage	45,758	44,433
Other (a)	—	11
Total assets	$574,797	$581,594

(a)	As of June 30, 2025, Other is not considered a reportable segment.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; Motto open offices; our business model; cost structure; balance sheet; revenue; operating expenses; financial outlook; return of capital, including dividends and our share repurchase program; non-GAAP financial measures; assets and liabilities held for sale; uncertain tax positions; fee waivers; housing and mortgage market conditions and trends; economic and demographic trends; competition; the anticipated benefits of our strategic initiatives; our anticipated sources and uses of liquidity including for potential acquisitions; capital expenditures; future litigation expenses, including antitrust litigations; our credit agreement including total leverage ratio and any future excess cash flow payments; our strategic and operating plans and business models including our efforts to accelerate the growth of our businesses; the long-term benefits of our strategic growth initiatives including mitigation of economic downturns; and strategic investments in the Mortgage business.

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

Financial and Operational Highlights – Three Months Ended June 30, 2025

(Compared to the three months and the period ended June 30, 2024, unless otherwise noted)

●	Total revenue of $72.8 million, a decrease of 7.3% from the prior year.
●	Revenue excluding the Marketing Funds (a) decreased 6.8% to $54.5 million, driven by negative organic revenue growth(b) of 5.7% and adverse foreign currency movements of 1.1%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of $4.7 million, compared to $3.7 million in the prior year.

●	Adjusted EBITDA(c) decreased 6.4% to $26.3 million and Adjusted EBITDA margin(c) increased 30 basis points to 36.1% from the prior year.
●	Total agent count increased 2.5% to 147,073 agents.
●	U.S. and Canada combined agent count decreased 5.0% to 74,635 agents.
●	Total open Motto Mortgage offices decreased 9.1% to 219 offices.

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

During the second quarter of 2025, our global agent network grew to a record high with over 147,000 agents worldwide. We also saw signs of stabilization in our U.S. agent count for the first time since 2022 and relatively flat agent count activity in Canada. This performance occurred despite ongoing economic uncertainties and difficult housing and mortgage market conditions in the U.S. and Canada, including persistently high mortgage rates that are stretching affordability. In addition, proposed and enacted changes in legislation and regulation, including tariffs and other trade policies, have contributed to continued uncertainty in the global economy. These factors have led to declines in the number of U.S. REMAX agents, open Motto offices, and total revenue.

We continue to focus on growth initiatives to elevate and expand the value proposition for our affiliates that are designed to empower them to win more business, save time and build more profitable businesses. On April 2, 2025, we launched the AspireSM program, a performance-based financial model designed to help brokerages attract and develop new-to-REMAX agents and immediately connect them to resources that can help elevate their productivity and enable them to begin building a thriving REMAX career. Aspire was created leveraging feedback from our voice of customer program to enhance franchisee recruiting efforts by providing more assistance in onboarding and sharing more of the economic risk in recruiting newer agents. During an Aspire agent’s first year with REMAX, a franchisee only pays REMAX 5% of their gross commission income (paid after each closing) up to an annual maximum of $5,000, a $25 per-transaction fee and the standard $410 annual dues. The Aspire program economic model differs from our existing model as it does not contain fixed monthly Continuing franchise fees and Marketing Funds fees and has a cap on the revenue tied to the agent's earned gross commission income. For offices who have agent’s participating in Aspire (or any cap program), Broker fees are estimated and recognized ratably on a straight-line basis over a one year period.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of June 30,		2025 vs. 2024
	2025	2024	#	%
Agent Count:
U.S.
Company-Owned Regions	43,363	46,780	(3,417)	(7.3)%
Independent Regions	6,306	6,626	(320)	(4.8)%
U.S. Total	49,669	53,406	(3,737)	(7.0)%
Canada
Company-Owned Regions	20,060	20,347	(287)	(1.4)%
Independent Regions	4,906	4,846	60	1.2%
Canada Total	24,966	25,193	(227)	(0.9)%
U.S. and Canada Total	74,635	78,599	(3,964)	(5.0)%
Outside U.S. and Canada
Independent Regions	72,438	64,943	7,495	11.5%
Outside U.S. and Canada Total	72,438	64,943	7,495	11.5%
Total	147,073	143,542	3,531	2.5%

REMAX open offices:
U.S.	3,030	3,229	(199)	(6.2)%
Canada	933	938	(5)	(0.5)%
U.S. and Canada Total	3,963	4,167	(204)	(4.9)%
Outside U.S. and Canada	4,617	4,669	(52)	(1.1)%
Total	8,580	8,836	(256)	(2.9)%

Motto open offices (1):	219	241	(22)	(9.1)%

	Six Months Ended
	June 30,		2025 vs. 2024
	2025	2024	#	%
REMAX franchise sales:
U.S.	35	48	(13)	(27.1)%
Canada	17	22	(5)	(22.7)%
U.S. and Canada Total	52	70	(18)	(25.7)%
Outside U.S. and Canada	253	267	(14)	(5.2)%
Total	305	337	(32)	(9.5)%

Motto franchise sales (1):	5	9	(4)	(44.4)%
(1)	As of June 30, 2025 and 2024, there were 59 and 65 offices, respectively, that we are offering short-term financial relief and are temporarily either not being billed and/or having associated revenue recognized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenue	$72,750	$78,453	$147,217	$156,740
Total selling, operating and administrative expenses	$33,888	$34,851	$76,916	$80,556
Operating income (loss)	$14,045	$16,175	$19,412	$20,699
Net income (loss)	$6,698	$6,190	$3,462	$583
Net income (loss) attributable to RE/MAX Holdings, Inc.	$4,685	$3,705	$2,727	$352
Adjusted EBITDA (1)	$26,266	$28,076	$45,553	$47,069
Adjusted EBITDA margin (1)	36.1%	35.8%	30.9%	30.0%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable

U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Revenue:
Continuing franchise fees	$28,992	$30,340	$(1,348)	(4.4)%
Annual dues	7,693	8,151	(458)	(5.6)%
Broker fees	13,454	14,528	(1,074)	(7.4)%
Marketing Funds fees	18,273	20,027	(1,754)	(8.8)%
Franchise sales and other revenue	4,338	5,407	(1,069)	(19.8)%
Total revenue	$72,750	$78,453	$(5,703)	(7.3)%

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a reduction in U.S. agent count.

Broker Fees

Revenue from Broker fees decreased primarily due to a reduction in U.S. agent count, partially offset by an increase in average home sales prices in the U.S. as well as the impact of recognizing Broker fees ratably in the U.S. and Canada for capped programs like Aspire.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a reduction in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to a reduction in revenue from previous acquisitions (excluding Independent Region acquisitions) and lower Franchise sales revenue, partially offset by higher advertising revenue on our flagship websites.

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Revenue excluding the Marketing Funds:
Total revenue	$72,750	$78,453	$(5,703)	(7.3)%
Less: Marketing Funds fees	18,273	20,027	(1,754)	(8.8)%
Revenue excluding the Marketing Funds	$54,477	$58,426	$(3,949)	(6.8)%

Revenue excluding the Marketing Funds decreased due to a decline in organic revenue of 5.7% and adverse foreign currency movements of 1.1%. The decline in organic revenue was driven by a decrease in U.S. agent count, lower revenue from Broker fees, and a reduction in revenue from previous acquisitions (excluding Independent Region acquisitions).

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Operating expenses:
Selling, operating and administrative expenses	$33,888	$34,851	$963	2.8%
Marketing Funds expenses	18,273	20,027	1,754	8.8%
Depreciation and amortization	6,601	7,400	799	10.8%
Settlement and impairment charges	(57)	—	57	n/m
Total operating expenses	$58,705	$62,278	$3,573	5.7%
Percent of revenue	80.7%	79.4%

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

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Selling, operating and administrative expenses:
Personnel	$21,462	$22,197	$735	3.3%
Professional fees	3,397	2,763	(634)	(22.9)%
Lease costs	1,690	1,608	(82)	(5.1)%
Other	7,339	8,283	944	11.4%
Total selling, operating and administrative expenses	$33,888	$34,851	$963	2.8%
Percent of revenue	46.6%	44.4%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel expenses decreased primarily due to an increase in costs charged to the Marketing Funds, see Note 2, Summary of Significant Accounting Policies for additional information. Also contributing to the decrease was lower employee compensation and benefit related costs and equity-based compensation expense. The decrease in personnel expenses was partially offset by higher severance expenses from a restructuring in the current quarter, further disclosed in Note 2, Summary of Significant Accounting Policies.
●	Professional fees increased primarily due to investments in our flagship websites.
●	Other selling, operating and administrative expenses decreased due to a reduction in other events, commissions paid on REMAX franchise sales, and changes in the estimated fair value of the contingent consideration liability slightly offset by an increase in property taxes.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower franchise agreements amortization expense from prior years Independent Region acquisitions and from previous acquisitions (excluding Independent Region acquisitions) becoming fully amortized.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages:

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Other expenses, net:
Interest expense	$(7,982)	$(9,191)	$1,209	13.2%
Interest income	841	949	(108)	(11.4)%
Foreign currency transaction gains (losses)	(43)	(270)	227	n/m
Total other expenses, net	$(7,184)	$(8,512)	$1,328	15.6%
Percent of revenue	9.9%	10.8%

n/m - not meaningful

Other expenses, net decreased primarily due to a decrease in interest expense due to lower interest rates and a decrease in interest income due to lower interest rate yields and declines in investable balances. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar and the Canadian dollar has weakened in comparison to the U.S dollar between the three months ended June 30, 2025, compared to December 31, 2024, and the three months ended June 30, 2024, compared to December 31, 2023.

Provision for Income Taxes

The comparison of effective income tax rates (“EITR”) for the three months ended June 30, 2025, and June 30, 2024, is not meaningful. In the second quarter of both 2025 and 2024, the EITR was primarily impacted by foreign taxes on overseas income and valuation allowances related to U.S. foreign tax credits.

In addition, our EITR depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings allocated to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a flow-through entity, as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 9, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $26.3 million for the three months ended June 30, 2025, a decrease of $1.8 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to declines in U.S. agent count, Broker fees, revenue from previous acquisitions (excluding Independent Region acquisitions), and Franchise sales revenue, and an increase in property tax expense offset by certain lower personnel-related expenses.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Revenue:
Continuing franchise fees	$58,343	$61,425	$(3,082)	(5.0)%
Annual dues	15,482	16,376	(894)	(5.5)%
Broker fees	24,885	25,244	(359)	(1.4)%
Marketing Funds fees	37,137	40,233	(3,096)	(7.7)%
Franchise sales and other revenue	11,370	13,462	(2,092)	(15.5)%
Total revenue	$147,217	$156,740	$(9,523)	(6.1)%

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a reduction in U.S. agent count.

Broker Fees

Revenue from Broker fees decreased primarily due to reduction in U.S. agent count, partially offset by an increase in average home sales prices primarily in the U.S.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a reduction in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to a reduction in revenue from previous acquisitions (excluding Independent Region acquisitions), Franchise sales revenue, revenue from our annual REMAX agent convention and other events, and revenue from preferred marketing arrangements. These decreases were partially offset by higher advertising revenue on our flagship websites.

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Revenue excluding the Marketing Funds:
Total revenue	$147,217	$156,740	$(9,523)	(6.1)%
Less: Marketing Funds fees	37,137	40,233	(3,096)	(7.7)%
Revenue excluding the Marketing Funds	$110,080	$116,507	$(6,427)	(5.5)%

Revenue excluding the Marketing Funds decreased due to a decline in organic revenue of 5.0% and adverse foreign currency movements of 0.5%. The decline in organic revenue was driven by a decrease in U.S. agent count, a reduction in revenue from previous acquisitions (excluding Independent Region acquisitions), lower Mortgage segment revenue, and a reduction in revenue from our annual RE/MAX agent convention and other events; partially offset by higher advertising revenue.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Operating expenses:
Selling, operating and administrative expenses	$76,916	$80,556	$3,640	4.5%
Marketing Funds expenses	37,137	40,233	3,096	7.7%
Depreciation and amortization	13,190	15,252	2,062	13.5%
Settlement and impairment charges	562	—	(562)	n/m
Total operating expenses	$127,805	$136,041	$8,236	6.1%
Percent of revenue	86.8%	86.8%

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

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Selling, operating and administrative expenses:
Personnel	$46,540	$48,029	$1,489	3.1%
Professional fees	5,972	5,690	(282)	(5.0)%
Lease costs	3,330	3,506	176	5.0%
Other	21,074	23,331	2,257	9.7%
Total selling, operating and administrative expenses	$76,916	$80,556	$3,640	4.5%
Percent of revenue	52.2%	51.4%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel expenses decreased primarily due to an increase in costs charged to the Marketing Funds, see Note 2, Summary of Significant Accounting Policies for additional information. Also contributing to the decrease was lower employee compensation and benefit related costs and equity-based compensation expense. The decrease in personnel expenses was partially offset by higher severance expenses from a restructuring in the current year, further disclosed in Note 2, Summary of Significant Accounting Policies.
●	Professional fees increased primarily due to investments in our flagship websites, partially offset by lower legal fees.
●	Other selling, operating and administrative expenses decreased due to a reduction in expenses from our annual REMAX agent convention and other events, commissions paid on REMAX franchise sales and changes in the estimated fair value of the contingent consideration liability. The decrease was slightly offset by an increase in bad debt expense and property taxes.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower franchise agreements amortization expense from prior years Independent Region acquisitions and from previous acquisitions (excluding Independent Region acquisitions) becoming fully amortized.

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

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Other expenses, net:
Interest expense	$(15,906)	$(18,447)	$2,541	13.8%
Interest income	1,749	1,950	(201)	(10.3)%
Foreign currency transaction gains (losses)	240	(642)	882	n/m
Total other expenses, net	$(13,917)	$(17,139)	$3,222	18.8%
Percent of revenue	9.5%	10.9%

n/m - not meaningful

Other expenses, net decreased primarily due to a decrease in interest expense due to lower interest rates and a decrease in interest income due to lower interest rate yields and declines in investable balances. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar and the Canadian dollar has weakened in comparison to the U.S dollar between the six months ended June 30, 2025, compared to December 31, 2024, and the six months ended June 30, 2024, compared to December 31, 2023.

Provision for Income Taxes

The comparison of effective income tax rates (“EITR”) for the six months ended June 30, 2025, and June 30, 2024, is not meaningful. For the six months ended June 30, 2025 and 2024, the EITR was primarily impacted by foreign taxes on overseas income and valuation allowances related to U.S. foreign tax credits.

In addition, our EITR depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings allocated to the non-controlling interests are not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a flow-through entity, as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 9, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $45.6 million for the six months ended June 30, 2025, a decrease of $1.5 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to declines in U.S. agent count, lower revenue from previous acquisitions (excluding Independent Region acquisitions), Franchise sales revenue, and an increase in bad debt expense partially offset by lower personnel and events-related expenses.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	these measures do not reflect the cash requirements for the settlements of certain industry class-action lawsuits and other legal settlements;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$6,698	$6,190	$3,462	$583
Depreciation and amortization	6,601	7,400	13,190	15,252
Interest expense	7,982	9,191	15,906	18,447
Interest income	(841)	(949)	(1,749)	(1,950)
Provision for income taxes	163	1,473	2,033	2,977
EBITDA	20,603	23,305	32,842	35,309
Settlement and impairment charges (1)	(57)	—	562	—
Equity-based compensation expense	2,968	3,902	9,314	9,825
Fair value adjustments to contingent consideration (2)	(100)	103	16	137
Restructuring charges (3)	2,840	(9)	2,737	(41)
Other adjustments (4)	12	775	82	1,839
Adjusted EBITDA	$26,266	$28,076	$45,553	$47,069

(1)	Represents the settlement of an immaterial legal matter and an impairment recognized on an office lease in Canada in the first quarter of 2025. See Note 2, Summary of Significant Accounting Policies for additional information on our leases.
(2)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(3)	During the second quarter of 2025, the Company restructured its support services intended to further enhance the overall customer experience. See Note 2, Summary of Significant Accounting Policies, for additional information.
(4)	Other adjustments are primarily made up of employee retention-related expenses from our CEO transition in the prior year.

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

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”), which was amended and restated on July 21, 2021 to refinance our existing facility. The revised facility provides for a seven-year $460.0 million term loan facility and a five-year $50.0 million revolving loan facility. The Senior Secured Credit Facility also provides for incremental facilities under which RE/MAX, LLC may request to add one or more tranches of term facilities or increase any then existing credit facility in the aggregate principal amount of up to $100 million (or a higher amount subject to the terms and conditions of the Senior Secured Credit Facility), subject to lender participation.

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

We calculate the TLR quarterly and it is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ending June 30, 2025, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $97.0 million and as of June 30, 2025, the TLR was 3.58:1.

With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) the adjusted forward-looking term rate based on the Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), provided the Adjusted Term SOFR shall be no less than 0.50% plus an applicable margin of 2.50% or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Adjusted Term SOFR plus 1.00%, (such greatest rate, the “ABR”), provided the ABR shall be no less than 1.50%, plus in each case, an applicable margin of 1.50%. As of June 30, 2025, the interest rate on the term loan facility was 6.9%.

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

As of June 30, 2025, we had $441.6 million of term loans outstanding and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of June 30, 2025 and December 31, 2024, we had $94.3 million and $96.6 million, respectively, of cash and cash equivalents, of which approximately $27.1 million and $19.7 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash provided by (used in):
Operating activities	$10,213	$25,266
Investing activities	(3,307)	(4,093)
Financing activities	(7,794)	(5,387)
Effect of exchange rate changes on cash	1,393	(875)
Net change in cash, cash equivalents and restricted cash	$505	$14,911

Operating Activities

Cash provided by operating activities decreased primarily due to higher spend in the Marketing Funds, higher payments of certain employee-related liabilities, a decrease in Adjusted EBITDA, and timing differences on various operating assets and liabilities, partially offset by lower interest payments.

Investing Activities

During the six months ended June 30, 2025, the change in cash used in investing activities was primarily the result of lower spend on leased buildings other than our corporate headquarters compared to the prior year.

Financing Activities

During the six months ended June 30, 2025, the change in cash used in financing activities was primarily due to higher tax withholding payments for share-based compensation and an increase in contingent consideration payments.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $3.3 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively. These amounts primarily relate to investments in technology and spend on leased buildings other than our corporate headquarters. We plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2025 are expected to be between $6.5 million and $7.5 million. See Financial and Operational Highlights above for additional information.

Return of Capital

In the fourth quarter of 2023, our Board of Directors suspended our quarterly dividend. In light of the litigation settlement and ongoing challenging housing and mortgage market conditions (as further discussed in Note 11, Commitments and Contingencies), we continue to believe this action to preserve our capital is prudent. Our Board of Directors did not approve any quarterly cash dividends in the first two quarters of 2025 and 2024.

Our Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. During the six months ended June 30, 2025, and 2024, we did not repurchase any shares of our Class A common stock. As of June 30, 2025, $62.5 million remained available under the share repurchase authorization.

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

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments paid to non-controlling unitholders pursuant to the RMCO, LLC Agreement were immaterial for the three and six months ended 2025 and 2024. Payments pursuant to the TRAs were $0.8 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.

Commitments and Contingencies

See Note 11, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of June 30, 2025.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the six months ended June 30, 2025 and 2024, bad debt expense was 1.3% and 1.0% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On June 30, 2025, $441.6 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. Up until and prior to September 30, 2023, the interest rate on our Senior Secured Credit Facility was based on LIBOR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. We transitioned from LIBOR to Adjusted Term SOFR during the third quarter of 2023 and borrowings under the term loans and revolving loans accrue interest based on Adjusted Term SOFR, beginning on July 31, 2023, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%.

As of June 30, 2025, the interest rate was 6.9%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three and six months ended June 30, 2025, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.4 and $0.8 million, respectively, related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2025 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program has no expiration date and may be suspended or discontinued at any time. There was no share repurchase activity during the three months ended June 30, 2025. As of June 30, 2025, $62.5 million remains under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

3.3	Amendment No. 1 to Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	5/31/2023	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Consulting Agreement dated May 13, 2025 between RE/MAX Holdings, Inc. and Stephen Joyce.					X

10.2	Independent Contractor Agreement dated June 15, 2025 between RE/MAX Holdings, Inc. and Ward Morrison.					X

10.3	Form of Bonus Agreement.†	8-K	001-36101	5/20/2025	10.1

10.4	Amendment to RE/MAX Holdings, Inc. 2023 Omnibus Incentive Plan.†	8-K	001-36101	5/20/2025	10.2

10.5	Employee Separation Agreement and General Release of All Claims, dated June 16, 2025 between RE/MAX, LLC and Grady Ligon.	8-K	001-36101	6/17/2025	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	July 29, 2025	By:	/s/ Erik Carlson
Erik Carlson
Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2025	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	July 29, 2025	By:	/s/ Leah R. Jenkins
Leah R. Jenkins Chief Accounting Officer (Principal Accounting Officer)