Form 10-Q
period 2025-09-30
RE/MAX Holdings, Inc.
filed 2025-10-30
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025.

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

On October 24, 2025, there were 20,056,356 outstanding shares of the registrant’s Class A common stock, $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$107,476	$96,619
Restricted cash	76,240	72,668
Accounts and notes receivable, net of allowances	31,650	27,807
Income taxes receivable	7,659	7,592
Other current assets	12,294	13,825
Total current assets	235,319	218,511
Property and equipment, net of accumulated depreciation	6,438	7,578
Operating lease right of use assets	13,875	17,778
Franchise agreements, net	70,296	81,186
Other intangible assets, net	10,932	13,382
Goodwill	238,691	237,239
Income taxes receivable, net of current portion	355	355
Other assets, net of current portion	6,297	5,565
Total assets	$582,203	$581,594
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,885	$5,761
Accrued liabilities	101,500	110,859
Income taxes payable	183	541
Deferred revenue	22,736	22,848
Debt	4,600	4,600
Payable pursuant to tax receivable agreements	779	1,537
Operating lease liabilities	9,065	8,556
Total current liabilities	142,748	154,702
Debt, net of current portion	433,287	436,243
Deferred tax liabilities	8,921	8,448
Deferred revenue, net of current portion	13,189	14,778
Operating lease liabilities, net of current portion	15,858	22,669
Other liabilities, net of current portion	3,048	3,148
Total liabilities	617,051	639,988
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 20,052,736 and 18,971,435 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	576,213	565,072
Accumulated deficit	(127,354)	(133,727)
Accumulated other comprehensive income (deficit), net of tax	(731)	(1,864)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	448,130	429,483
Non-controlling interest	(482,978)	(487,877)
Total stockholders' equity (deficit)	(34,848)	(58,394)
Total liabilities and stockholders' equity (deficit)	$582,203	$581,594

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Continuing franchise fees	$27,445	$30,798	$85,788	$92,223
Annual dues	7,619	7,969	23,101	24,345
Broker fees	14,899	14,915	39,784	40,159
Marketing Funds fees	18,142	20,098	55,279	60,331
Franchise sales and other revenue	5,142	4,698	16,512	18,160
Total revenue	73,247	78,478	220,464	235,218
Operating expenses:
Selling, operating and administrative expenses	32,453	35,932	109,369	116,488
Marketing Funds expenses	18,142	20,098	55,279	60,331
Depreciation and amortization	6,443	7,237	19,633	22,489
Settlement and impairment charges	(2,104)	—	(1,542)	—
Total operating expenses	54,934	63,267	182,739	199,308
Operating income (loss)	18,313	15,211	37,725	35,910
Other expenses, net:
Interest expense	(8,054)	(9,249)	(23,960)	(27,696)
Interest income	898	885	2,647	2,835
Foreign currency transaction gains (losses)	94	74	334	(568)
Total other expenses, net	(7,062)	(8,290)	(20,979)	(25,429)
Income (loss) before provision for income taxes	11,251	6,921	16,746	10,481
Provision for income taxes	(3,789)	(3,507)	(5,822)	(6,484)
Net income (loss)	$7,462	$3,414	$10,924	$3,997
Less: net income (loss) attributable to non-controlling interest	3,476	2,448	4,211	2,679
Net income (loss) attributable to RE/MAX Holdings, Inc.	$3,986	$966	$6,713	$1,318

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.20	$0.05	$0.34	$0.07
Diluted	$0.19	$0.05	$0.33	$0.07
Weighted average shares of Class A common stock outstanding
Basic	20,043,339	18,863,793	19,767,686	18,733,190
Diluted	20,682,749	19,483,798	20,262,647	19,063,279

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$7,462	$3,414	$10,924	$3,997
Change in cumulative translation adjustment	(1,162)	695	1,851	(1,010)
Comprehensive income (loss), net of tax	6,300	4,109	12,775	2,987
Less: Comprehensive income (loss) attributable to non-controlling interest	3,018	2,728	4,929	2,272
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$3,282	$1,381	$7,846	$715

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity (deficit)
Balances, January 1, 2025	18,971,435	$2	1	$—	$565,072	$(133,727)	$(1,864)	$(487,877)	$(58,394)
Net income (loss)	—	—	—	—	—	(1,958)	—	(1,278)	(3,236)
Equity-based compensation expense and dividend equivalents	1,410,497	—	—	—	10,306	(324)	—	—	9,982
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	237	154	391
Shares withheld for taxes on share-based compensation	(475,011)	—	—	—	(4,237)	—	—	—	(4,237)
Other	—	—	—	—	—	1	—	(30)	(29)
Balances, March 31, 2025	19,906,921	$2	1	$—	$571,141	$(136,008)	$(1,627)	$(489,031)	$(55,523)
Net income (loss)	—	—	—	—	—	4,685	—	2,013	6,698
Equity-based compensation expense and dividend equivalents	134,626	—	—	—	2,750	(6)	—	—	2,744
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	1,600	1,022	2,622
Shares withheld for taxes on share-based compensation	(13,489)	—	—	—	(106)	—	—	—	(106)
Other	—	—	—	—	1	(1)	—	—	—
Balances, June 30, 2025	20,028,058	2	1	—	573,786	(131,330)	(27)	(485,996)	(43,565)
Net income (loss)	—	—	—	—	—	3,986	—	3,476	7,462
Equity-based compensation expense and dividend equivalents	34,367	—	—	—	2,513	(11)	—	—	2,502
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(704)	(458)	(1,162)
Shares withheld for taxes on share-based compensation	(9,689)	—	—	—	(86)	—	—	—	(86)
Other	—	—	—	—	—	1	—	—	1
Balances, September 30, 2025	20,052,736	$2	1	$—	$576,213	$(127,354)	$(731)	$(482,978)	$(34,848)

See accompanying notes to unaudited condensed consolidated financial statements

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2024	18,269,284	$2	1	$—	$550,637	$(140,217)	$638	$(487,121)	$(76,061)
Net income (loss)	—	—	—	—	—	(3,353)	—	(2,254)	(5,607)
Equity-based compensation expense and dividend equivalents	866,069	—	—	—	8,146	(585)	—	—	7,561
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(743)	(505)	(1,248)
Shares withheld for taxes on share-based compensation	(282,495)	—	—	—	(2,498)	—	—	—	(2,498)
Balances, March 31, 2024	18,852,858	$2	1	$—	$556,285	$(144,155)	$(105)	$(489,880)	$(77,853)
Net income (loss)	—	—	—	—	—	3,705	—	2,485	6,190
Equity-based compensation expense and dividend equivalents	2,734	—	—	—	2,883	(2)	—	—	2,881
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(275)	(182)	(457)
Shares withheld for taxes on share-based compensation	(930)	—	—	—	(7)	—	—	—	(7)
Other	—	—	—	—	119	(34)	—	5	90
Balances, June 30, 2024	18,854,662	$2	1	$—	$559,280	$(140,486)	$(380)	$(487,572)	$(69,156)
Net income (loss)	—	—	—	—	—	966	—	2,448	3,414
Equity-based compensation expense and dividend equivalents	22,232	—	—	—	3,357	(4)	—	—	3,353
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	415	280	695
Shares withheld for taxes on share-based compensation	(4,842)	—	—	—	(43)	—	—	—	(43)
Other	—	—	—	—	—	—	—	(26)	(26)
Balances, September 30, 2024	18,872,052	$2	1	$—	$562,594	$(139,524)	$35	$(484,870)	$(61,763)

See accompanying notes to unaudited condensed consolidated financial statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$10,924	$3,997
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,633	22,489
Equity-based compensation expense	12,313	14,443
Bad debt expense	2,118	1,039
Deferred income tax expense (benefit)	407	434
Fair value adjustments to contingent consideration	(84)	(300)
Settlement and impairment charges	(1,542)	—
Non-cash lease benefit	(2,545)	(2,110)
Non-cash debt charges	644	646
Payment of contingent consideration in excess of acquisition date fair value	—	(360)
Other, net	342	213
Changes in operating assets and liabilities	(14,255)	2,376
Net cash provided by operating activities	27,955	42,867
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(4,622)	(5,821)
Other	(500)	698
Net cash used in investing activities	(5,122)	(5,123)
Cash flows from financing activities:
Payments on debt	(3,450)	(3,450)
Debt amendment costs	(150)	—
Dividends and dividend equivalents paid to Class A common stockholders	(341)	(591)
Payments related to tax withholding for share-based compensation	(4,429)	(2,548)
Payment of contingent consideration	(791)	—
Other financing	(30)	(21)
Net cash used in financing activities	(9,191)	(6,610)
Effect of exchange rate changes on cash	787	(519)
Net increase in cash, cash equivalents and restricted cash	14,429	30,615
Cash, cash equivalents and restricted cash, beginning of period	169,287	125,763
Cash, cash equivalents and restricted cash, end of period	$183,716	$156,378

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

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s major streams of revenue are:

●	Continuing franchise fees, which are fixed contractual fees paid monthly by REMAX or Motto franchisees or REMAX Independent Region sub-franchisors based on the number of REMAX agents or Motto open offices.
●	Annual dues, which are fees charged directly to REMAX agents.
●	Broker fees, which are fees on real estate commissions when a REMAX agent assists a consumer with buying or selling a home.
●	Marketing Funds fees, which are fixed contractual fees paid monthly by franchisees based on the number of REMAX agents or Motto open offices, which are obligated to be used for marketing campaigns to build brand awareness and to support agent and consumer-facing technology.
●	Franchise sales and other revenue, which consists of fees from initial sales of REMAX and Motto franchises, renewals of REMAX franchises and REMAX master franchise fees, as well as data services subscription revenue, preferred marketing arrangements, technology products and subscription revenue, events-related revenue from education and other programs, mortgage loan processing revenue, and advertising revenue.

Deferred Revenue and Commissions Related to Franchise Sales

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Other deferred revenue is primarily related to events-related revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2025	New billings	recognized (a)	September 30, 2025
Franchise sales	$21,282	$3,916	$(5,877)	$19,321
Annual dues	12,261	22,801	(23,101)	11,961
Other	4,083	16,432	(15,872)	4,643
	$37,626	$43,149	$(44,850)	$35,925

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $5.5 million and $11.4 million, respectively, for the nine months ended September 30, 2025.

Commissions paid on franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions (which are included in “other current assets” and “other assets, net of current portion” on the Condensed Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2025	for new activity	recognized	September 30, 2025
Capitalized contract costs for commissions	$3,553	$1,032	$(1,340)	$3,245

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Franchise sales	$1,626	$5,764	$4,528	$3,206	$1,902	$808	$1,487	$19,321
Annual dues	5,586	6,375	—	—	—	—	—	11,961
Total	$7,212	$12,139	$4,528	$3,206	$1,902	$808	$1,487	$31,282

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
U.S. Company-Owned Regions	$31,246	$34,378	$93,205	$100,094
U.S. Independent Regions	1,507	1,549	4,403	4,591
Canada Company-Owned Regions	9,874	10,717	29,515	31,223
Canada Independent Regions	700	707	2,039	2,094
Global	4,163	3,659	12,005	10,636
Fee revenue (a)	47,490	51,010	141,167	148,638
Franchise sales and other revenue (b)	4,228	3,629	13,863	15,198
Total Real Estate	51,718	54,639	155,030	163,836
U.S.	13,357	14,889	41,268	45,219
Canada	4,484	4,932	13,171	14,352
Global	301	277	840	760
Total Marketing Funds	18,142	20,098	55,279	60,331
Mortgage (c)	3,387	3,741	10,155	11,051
Total	$73,247	$78,478	$220,464	$235,218
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is mostly derived within the U.S.
(c)	Revenue from Mortgage is derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$107,476	$96,619
Restricted cash:
Marketing Funds (a)	15,647	17,668
Settlement Fund (b)	60,593	55,000
Total cash, cash equivalents and restricted cash	$183,716	$169,287

(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.
(b)	Represents the amounts held in the Settlement Fund as part of the settlements of certain industry class-action lawsuits. See Note 11, Commitments and Contingencies, for additional information.

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

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Technology - operating	$5,094	$1,066	$13,049	$3,166
Marketing staff and administrative services	2,354	1,507	6,917	4,504
Total	$7,448	$2,573	$19,966	$7,670

Accounts and Notes Receivable

As of September 30, 2025, and December 31, 2024, the Company had allowances against accounts and notes receivable of $12.6 million and $11.2 million, respectively.

Property and Equipment

As of September 30, 2025, and December 31, 2024 the Company had accumulated depreciation of $17.1 million and $15.5 million, respectively. Depreciation expense for the three months ended September 30, 2025 and 2024 was $0.6 million, respectively, and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Restructuring Charges

During 2025, the Company restructured its support services intended to further enhance the overall customer experience. As a result of this restructuring, during the nine months ended September 30, 2025, the Company incurred $2.9 million of severance and related expenses and accelerated certain performance-based restricted stock units and forfeited the remaining grants, resulting in an equity compensation benefit of $1.1 million, which are recognized as “Selling, operating and administrative expenses” in the Consolidated Statements of Income (Loss). See Note 6, Accrued Liabilities, for a roll forward of the liability related to the restructuring as of September 30, 2025.

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the Canadian entity for RE/MAX INTEGRA (“INTEGRA”). The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. As none of these contracts are designated as accounting hedges, the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” on the Consolidated Statements of Income (Loss) along with the related derivative contracts. During the three months ended September 30, 2025 and 2024, the Company recognized a net gain of $0.8 million and net loss of $0.3 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized a net loss of $0.7 million and a net gain of $1.5 million, respectively.

The Company has a short-term $44.0 million Canadian dollar forward contract that matures in the fourth quarter of 2025 that net settles in U.S. dollars based on the prevailing spot rates at maturity.

Recently Adopted Accounting Pronouncements

None.

New Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles (Topic 350) – Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which clarifies and modernizes the accounting for costs related to internal-use software. The amendments remove all references to project stages in ASC 350-40 and clarify the threshold entities should apply to begin capitalizing costs. The new standard is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The amendments can be applied using a prospective, retrospective, or modified transition approach. The Company believes the amendments of ASU 2025-06 will not have a significant impact on the Company’s consolidated financial statements or required disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires enhanced disclosures around disaggregation of certain income statement expense lines into specified categories. The new standard applies to public business entities and is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company believes the amendments of ASU 2024-03 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

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

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all of the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	September 30, 2025		December 31, 2024
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	38.5%	12,559,600	39.8%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	20,052,736	61.5%	18,971,435	60.2%
Total common units in RMCO	32,612,336	100.0%	31,531,035	100.0%

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

	Three Months Ended September 30,
	2025			2024
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	61.5%	38.5%	100.0%	60.0%	40.0%	100.0%
Income (loss) before provision for income taxes (a)	$6,899	$4,352	$11,251	$3,552	$3,369	$6,921
(Provision) / benefit for income taxes (b)	(2,913)	(876)	(3,789)	(2,586)	(921)	(3,507)
Net income (loss)	$3,986	$3,476	$7,462	$966	$2,448	$3,414

	Nine Months Ended September 30,
	2025			2024
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	61.1%	38.9%	100.0%	59.9%	40.1%	100.0%
Income (loss) before provision for income taxes (a)	$10,256	$6,490	$16,746	$6,284	$4,197	$10,481
(Provision) / benefit for income taxes (b)	(3,543)	(2,279)	(5,822)	(4,966)	(1,518)	(6,484)
Net income (loss)	$6,713	$4,211	$10,924	$1,318	$2,679	$3,997
(a)	The WAO percentage of RMCO differs from the percentage allocation of income (loss) before provision for income taxes between Holdings and the non-controlling interest due to certain items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the flow-through income from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. The distributions paid to non-controlling unitholders for the three and nine months ended September 30, 2025, were immaterial.

4. Earnings (Loss) Per Share, Dividends and Repurchases

Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$3,986	$966	$6,713	$1,318
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	20,043,339	18,863,793	19,767,686	18,733,190
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	20,043,339	18,863,793	19,767,686	18,733,190
Add dilutive effect of the following:
Restricted stock	639,410	620,005	494,961	330,089
Weighted average shares of Class A common stock outstanding, diluted	20,682,749	19,483,798	20,262,647	19,063,279
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.20	$0.05	$0.34	$0.07
Diluted	$0.19	$0.05	$0.33	$0.07

Outstanding Class B common stock does not share in the earnings of Holdings and is therefore not a participating security. Accordingly, basic and diluted net income (loss) per share of Class B common stock has not been presented.

Dividends

In the fourth quarter of 2023, in light of the litigation settlement (See Note 11, Commitments and Contingencies) and ongoing challenging housing and mortgage market conditions, the Company’s Board of Directors suspended the Company’s quarterly dividend and therefore no dividends have been paid since.

Share Repurchases and Retirement

The Company’s Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program has no expiration date and may be suspended or discontinued at any time. During the nine months ended September 30, 2025 and 2024, the Company did not repurchase any shares of the Company’s Class A common stock. As of September 30, 2025, $62.5 million remained available under the share repurchase program.

5. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands):

	As of September 30, 2025			As of December 31, 2024
	Initial	Accumulated	Net	Initial	Accumulated	Net
	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	$223,409	$(153,113)	$70,296	$222,055	$(140,869)	$81,186
Other intangible assets:
Software (a)	$60,785	$(51,617)	$9,168	$57,243	$(46,829)	$10,414
Trademarks	1,041	(746)	295	900	(684)	216
Non-compete agreements	12,843	(11,374)	1,469	12,721	(9,969)	2,752
Training materials	—	—	—	2,400	(2,400)	—
Other	—	—	—	870	(870)	—
Total other intangible assets	$74,669	$(63,737)	$10,932	$74,134	$(60,752)	$13,382

(a)	As of September 30, 2025 and December 31, 2024, capitalized software development costs of $1.8 million and $1.2 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $5.8 million and $6.6 million for the three months ended September 30, 2025 and 2024, respectively and was $17.8 million and $20.7 million for the nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2025	$5,603
2026	18,073
2027	10,968
2028	9,136
2029	7,100
Thereafter	30,348
$81,228

The following table presents changes to goodwill at the Real Estate reporting unit (in thousands):

Real Estate
Balance, January 1, 2025	$237,239
Effect of changes in foreign currency exchange rates	1,452
Balance, September 30, 2025	$238,691

As of September 30, 2025, there were no events or circumstances that would indicate impairment may have occurred.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Marketing Funds (a)	$23,530	$27,995
Accrued payroll and related employee costs	8,349	15,444
Accrued taxes	1,620	2,153
Accrued professional fees	2,212	960
Settlements payable (b)	60,960	60,410
Other	4,829	3,897
	$101,500	$110,859

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Represents the settlement payable as part of the settlements of certain industry class-action lawsuits and other legal settlements. Settlement payables that are transacted in Canadian dollars have been translated into U.S. dollars at the balance sheet date. See Note 11, Commitments and Contingencies, for additional information.

The following table presents a roll forward of the severance and related costs liability related to a prior reorganization and a prior strategic shift and restructuring of the Company’s business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance January 1, 2025	$1,393
Severance and other related expenses	2,786
Cash payments and other	(1,919)
Balance, September 30, 2025	$2,260

7. Debt

Debt, net of current portion, consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Senior Secured Credit Facility	$440,450	$443,901
Less unamortized debt issuance costs	(1,933)	(2,259)
Less unamortized debt discount costs	(630)	(799)
Less current portion	(4,600)	(4,600)
	$433,287	$436,243

As of September 30, 2025, maturities of debt are as follows (in thousands):

Remainder of 2025	$1,150
2026	4,600
2027	4,600
2028	430,100
$440,450

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”) to refinance its existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028 and a $50.0 million revolving loan facility, which was amended on September 30, 2025, to extend the maturity from April 21, 2026 to April 21, 2028, if any amounts are drawn.

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

The Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, share repurchases, other distributions, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. In general, the Company can make unlimited restricted payments – including dividends and share repurchases – if the Company’s TLR does not exceed 3.50:1 (both before and after giving effect to such payments). If the Company’s TLR exceeds 3.50:1, the Company will be generally limited in the amount of restricted payments it can make up to the greater of $50 million or 50% of RE/MAX LLC’s consolidated EBITDA on a trailing twelve-month basis (unless the Company relies on other restricted payment baskets available under the Senior Secured Credit Facility).

The Company calculates TLR quarterly and it is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ended September 30, 2025, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $97.6 million and as of September 30, 2025, the Company’s TLR was 3.41:1.

With certain exceptions, any default under any of the Company’s other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) the adjusted forward-looking term rate based on the Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), provided the Adjusted Term SOFR shall be no less than 0.50% plus an applicable margin of 2.50% or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Adjusted Term SOFR plus 1.00%, (such greatest rate, the “ABR”), provided the ABR shall be no less than 1.50%, plus in each case, an applicable margin of 1.50%. As of September 30, 2025, the interest rate on the term loan facility was 6.8%.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of September 30, 2025				As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities - Contingent consideration (a)	$1,300	$—	$—	$1,300	$2,175	$—	$—	$2,175
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026. The annual payment is due within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes between 18-30 franchises sold annually. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales and a 1% change to the discount rate applied to the forecast would not change the liability materially. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2025	$2,175
Fair value adjustments	(84)
Cash payments	(791)
Balance at September 30, 2025	$1,300

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$437,887	$432,742	$440,843	$435,022

9. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate and discrete items recorded during the nine months ended September 30, 2025.

Valuation Allowance

The Company evaluated the need for a valuation allowance against its deferred tax assets and determined that in accordance with Accounting Standards Codification 740 Income Taxes (“ASC 740”), the objective negative evidence of a three-year cumulative pre-tax net loss, primarily due to the settlement of certain Nationwide Claims, as defined in Note 11, Commitments and Contingencies, prevented the use of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its net deferred tax assets. As a result, a full valuation allowance was established against the Company’s deferred tax assets. As of September 30, 2025, the Company expects to remain in a three-year cumulative loss and has recorded a decrease in the valuation allowance of $0.7 million against its U.S. net deferred tax assets.

Tax Receivable Agreements (“TRAs”)

As of September 30, 2025, the Company’s total liability under the TRAs for the tax year ending December 31, 2024 is $0.8 million. This liability is expected to be settled in the fourth quarter of 2025.

Impact of the One Big Beautiful Bill Act (“OBBBA”) on Executive Compensation

On July 4, 2025, the OBBBA was enacted, which includes significant amendments to Section 162(m) of the Internal Revenue Code. These changes expand the definition of covered employees and require aggregation of compensation across all controlled group members for purposes of the $1 million deduction limitation.

As a result of these changes, the Company recorded a non-deductible compensation charge of $0.8 million during the three months ended September 30, 2025, reflecting the estimated impact on deferred tax assets associated with executive compensation. The Company is continuing to evaluate the full implications of the legislation and may adjust its compensation and tax planning strategies accordingly.

Uncertain Tax Positions

As of September 30, 2025, the Company had no uncertain tax positions.

10. Equity-Based Compensation

Equity-based compensation expense under the Holdings 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) as well as the Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan” and, together with the 2013 Incentive Plan, the “Incentive Plans”), is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Expense from time-based awards (a)	$1,912	$2,653	$7,962	$8,603
Expense from performance-based awards (a)(b)	601	706	2,636	2,182
Expense from bonus to be settled in shares (c)	486	1,259	1,715	3,658
Equity-based compensation expense	$2,999	$4,618	$12,313	$14,443
(a)	Includes $0.9 million and $1.6 million of expense recognized for both time-based and performance-based awards for the nine months ended September 30, 2025 and 2024, respectively, for inducement awards granted to the Company's CEO, Erik Carlson, in the fourth quarter of 2023. These equity awards were made pursuant to the inducement award exception under the New York Stock Exchange Rule 303A.08 and were not granted from the 2023 Incentive Plan. The expense recognized for time-based and performance-based awards for the three months ended September 30, 2025 and 2024, were immaterial. As of September 30, 2025, 709,681 restricted stock units remain outstanding assuming maximum achievement of the performance awards.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions.
(c)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2025	1,743,345	$10.40
Granted	1,640,676	$8.81
Shares vested (including tax withholding) (a)	(907,191)	$11.17
Forfeited	(402,904)	$9.56
Balance, September 30, 2025	2,073,926	$8.97

(a)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of September 30, 2025, there was $11.6 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2025	1,025,661	$6.22
Granted (a)	729,475	$9.29
Shares vested (including tax withholding) (b)	(75,515)	$8.41
Forfeited	(288,852)	$9.91
Balance, September 30, 2025	1,390,769	$6.94

(a)	Represents the total participant target award.
(b)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future award.

As of September 30, 2025, there was $2.1 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.5 years.

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

On April 9, 2021, a putative class action claim (the “Sunderland Action”) was filed in the Federal Court of Canada against the Toronto Regional Real Estate Board (“TRREB”), The Canadian Real Estate Association (“CREA”), RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX OA”), which was acquired by the Company in July 2021, Century 21 Canada Limited Partnership, Royal Lepage Real Estate Services Ltd., and many other real estate companies (collectively the “Defendants”), by the putative representative plaintiff, Mark Sunderland (the “Plaintiff”). The Plaintiff alleges that the Defendants conspired, agreed or arranged with each other and acted in furtherance of their conspiracy to fix, maintain, increase, control, raise, or stabilize the rate of real estate buyers’ brokerages’ and salespersons’ commissions in respect of the purchase and sale of properties listed on TRREB’s multiple listing service system in violation of the Canadian Competition Act. On February 24, 2022, Plaintiff filed a Fresh as Amended Statement of Claim. With respect to RE/MAX OA, the amended claim alleges franchisor defendants aided and abetted their respective franchisee brokerages and their salespeople in violation of Section 45(1) of the Canadian Competition Act. A copycat lawsuit to the Sunderland Action was filed by plaintiff Kevin McFall (the “McFall Action”) on January 18, 2024. The complaint makes substantially similar allegations and seeks substantially similar relief as the Sunderland Action, but alleges a national class. The McFall Action and the Sunderland Action are collectively referred to as the “Canadian antitrust litigations.”

On April 29, 2025, RE/MAX OA and plaintiffs entered into a long-form settlement agreement to resolve all claims in the Canadian antitrust litigations and release RE/MAX OA, RE/MAX, LLC and its other subsidiaries and affiliates, and REMAX sub-franchisors, franchisees and their sales associates in Canada from the Canadian antitrust litigations. Under the settlement, RE/MAX OA paid a total settlement amount of $7.8 million Canadian dollars (the “Canadian Settlement Amount”) into a third-party interest-bearing account in the second quarter of 2025. As of September 30, 2025, the Canadian Settlement Amount of $5.6 million in U.S. dollars, translated at the balance sheet date, is included in “Restricted cash” within the Condensed Consolidated Balance Sheets. In addition, RE/MAX OA agreed to make certain changes to its business practices similar to those agreed to in the U.S. settlement agreement. Any actions taken to carry out the settlement agreement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of the Company. The Company continues to deny the material allegations of the Canadian antitrust litigations. The Company entered into the settlement agreement after considering the risks and costs of continuing the litigation. The court approved the settlement agreement on October 8, 2025.

On January 25, 2021, a similar action to the Moehrl-related antitrust litigations was filed in the Northern District of Illinois (the “Batton Action”) alleging violations of federal antitrust law and unjust enrichment. The complaint makes substantially similar allegations and seeks similar relief as the Moehrl-related antitrust litigations but alleges harm to homebuyers rather than home sellers. The Company’s motion to dismiss was granted on May 2, 2022, and the plaintiffs filed an amended complaint adding state antitrust and consumer protection claims. On February 20, 2024, the court dismissed plaintiffs’ claim seeking injunctive relief for violations of the Sherman Act and dismissed certain state law claims in Tennessee and Kansas. The court denied the remainder of the Company’s motion to dismiss. On April 15, 2024, the Company filed its answer and motion to dismiss. The Company’s motion to dismiss was denied on November 22, 2024. On September 22, 2025, plaintiffs filed a motion seeking to certify a class.

The Company intends to vigorously defend against all remaining claims, including appeals. If the final approval of the U.S. settlement agreement is not upheld on appeal, or the settlement agreement in the Canadian antitrust litigations is appealed and approval is not upheld on appeal, the Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. As a result, the Company is unable to reasonably estimate the financial impact of the litigation beyond what has been accrued for pursuant to the terms of the U.S. settlement agreement and the Canadian Settlement Amount, and the Company cannot predict, beyond the U.S. Settlement Amount and the Canadian Settlement Amount, whether resolution of these matters would have a material effect on its financial position or results of operations.

On August 22, 2024, plaintiff Homie Technology, Inc. (“Homie”) filed suit against the National Association of Realtors, Anywhere Real Estate, Inc., Keller Williams Realty, Inc., HomeServices of America, Inc., HSF Affiliates, LLC, RE/MAX, LLC, and Wasatch Front Regional Multiple Listing Service, Inc. in the United States District Court for the District of Utah. The lawsuit alleges certain NAR rules, many of which were at issue in the Moehrl-related antitrust litigations, created a barrier to entry for Homie as a competitor, and that other defendants agreed and/or conspired to implement these rules and engaged in conduct that foreclosed Homie from competing. The complaint alleges federal and state antitrust claims and tortious interference. The plaintiff seeks injunctive relief and an unspecified amount of damages. RE/MAX, LLC filed a motion to dismiss on October 18, 2024. On July 15, 2025, the court dismissed the lawsuit and Homie’s claims. Homie filed a notice of appeal on August 7, 2025. The Company intends to vigorously defend the appeal.

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Continuing franchise fees	$24,972	$28,126	$78,282	$84,134
Annual dues	7,619	7,969	23,101	24,345
Broker fees	14,899	14,915	39,784	40,159
Franchise sales and other revenue	4,228	3,629	13,863	15,198
Total Real Estate revenue	51,718	54,639	155,030	163,836
Continuing franchise fees	2,473	2,672	7,506	8,089
Franchise sales and other revenue	914	1,069	2,649	2,962
Total Mortgage revenue	3,387	3,741	10,155	11,051
Marketing Funds fees	18,142	20,098	55,279	60,331
Total reportable segments revenue	$73,247	$78,478	$220,464	$235,218

The following table presents Selling, operating and administrative expenses by segment and includes a reconciliation of reportable segment expenses in Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Personnel	$15,249	$19,840	$55,061	$60,345
Professional fees	3,787	2,092	9,319	7,252
Lease costs	1,407	1,498	4,511	4,781
Events, travel and related costs	2,560	3,577	10,494	13,587
Other segment items (a)	4,432	3,752	14,187	13,495
Total Real Estate selling, operating and administrative expenses	27,435	30,759	93,572	99,460
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(2,793)	(4,564)	(14,379)	(14,042)
Total Real Estate expense in Adjusted EBITDA	$24,642	$26,195	$79,193	$85,418

Personnel	$3,242	$3,556	$9,970	$11,066
Professional fees	205	257	645	770
Lease costs	112	113	338	336
Events, travel and related costs	650	566	2,259	2,340
Other segment items (a)	805	647	2,551	2,419
Total Mortgage selling, operating and administrative expenses	5,014	5,139	15,763	16,931
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(323)	(278)	(1,126)	(1,918)
Total Mortgage expense in Adjusted EBITDA	$4,691	$4,861	$14,637	$15,013

Marketing Funds fees (c)	$18,142	$20,098	$55,279	$60,331
Other (d)	$4	$34	$34	$97
(a)	Other Segment items for each reportable segment include:

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
(d)	As of September 30, 2025 Other is not considered a reportable segment and is included in total Selling, operating and administrative expenses. See Note 2, Summary of Significant Accounting Policies, for additional information.

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Adjusted EBITDA: Real Estate	$27,076	$28,444	$75,837	$78,418
Adjusted EBITDA: Mortgage	(1,304)	(1,120)	(4,482)	(3,962)
Adjusted EBITDA: Total reportable segments (a)	25,772	27,324	71,355	74,456
Adjusted EBITDA: Other (a)	(4)	(34)	(34)	(97)
Settlement and impairment charges (b)	2,104	—	1,542	—
Equity-based compensation expense	(2,999)	(4,618)	(12,313)	(14,443)
Fair value adjustments to contingent consideration (c)	100	437	84	300
Restructuring charges (d)	1	18	(2,736)	59
Other adjustments (e)	(124)	(605)	(206)	(2,444)
Interest income	898	885	2,647	2,835
Interest expense	(8,054)	(9,249)	(23,960)	(27,696)
Depreciation and amortization	(6,443)	(7,237)	(19,633)	(22,489)
Income (loss) before provision for income taxes	$11,251	$6,921	$16,746	$10,481
(a)	The Marketing Funds segment operates at no profit. In addition, as of September 30, 2025, Other is not considered a reportable segment. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	During the three months ended September 30, 2025, the Company recorded a cost recovery in connection with a previous settlement, that was received in the fourth quarter of 2025 from an escrow fund from a prior acquisition. This was partially offset by the settlement of an immaterial legal matter and an immaterial impairment recognized on an office lease in Canada, during the nine months ended September 30, 2025. See Note 2, Summary of Significant Accounting Policies, for additional information on the Company’s leases.
(c)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements, for additional information.
(d)	During the nine months ended September 30, 2025, the Company restructured its support services intended to further enhance the overall customer experience. See Note 2, Summary of Significant Accounting Policies, for additional information.
(e)	Other adjustments are primarily made up of employee retention-related expenses from the Company's CEO transition in the prior year.

The following table presents total assets of the Company’s segments (in thousands):

	September 30, 2025	December 31, 2024
Real Estate	$508,700	$508,081
Marketing Funds	25,494	29,069
Mortgage	48,009	44,433
Other (a)	—	11
Total assets	$582,203	$581,594

(a)	As of September 30, 2025, Other is not considered a reportable segment.

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

Financial and Operational Highlights – Three Months and Period Ended September 30, 2025

(Compared to the three months and the period ended September 30, 2024, unless otherwise noted)

●	Total revenue of $73.3 million, a decrease of 6.7% from the prior year.
●	Revenue excluding the Marketing Funds (a) decreased 5.6% to $55.1 million, driven by negative organic revenue growth(b) of 5.4% and adverse foreign currency movements of 0.2%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of $4.0 million, compared to $1.0 million in the prior year.

●	Adjusted EBITDA(c) decreased 5.6% to $25.8 million and Adjusted EBITDA margin(c) increased 40 basis points to 35.2% from the prior year.
●	Total agent count increased 1.4% to 147,547 agents.
●	U.S. and Canada combined agent count decreased 5.1% to 74,198 agents.
●	Total open Motto Mortgage offices decreased 10.3% to 210 offices.

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

In 2025, our global agent network has grown to a record high with over 147,000 agents worldwide. We have also seen signs of stabilization for two straight quarters in our U.S. agent count for the first time since 2022 and relatively flat agent count activity in Canada. This performance occurred despite ongoing economic uncertainties and difficult housing and mortgage market conditions in the U.S. and Canada, including persistently high mortgage rates that are stretching affordability. In addition, proposed and enacted changes in legislation and regulation, including tariffs and other trade policies, have contributed to continued uncertainty in the global economy. These factors have led to declines in the number of U.S. REMAX agents, open Motto offices, and total revenue.

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

Effective September 1, 2025, we introduced the AscendSM and AppreciateSM programs, two new optional financial plans designed to offer greater flexibility for recruits and existing agents. These new plans are available in U.S. company-owned regions in addition to the Aspire program.

The Ascend program includes an approximate 45% reduction in monthly fixed fees, an annual maximum on Broker Fees of $3,000, a $25 per-transaction fee and the standard $410 of annual dues. The Ascend program allows franchisees to benefit from a cash flow perspective as an increase in the proportion of their franchise fees are variable and more closely connected to the timing of closed transactions and commissions.

There are three options that a franchisee can choose from if they decide to adopt the Ascend fee model option: Option one, a franchisee can take no action and stay with their current plan, leaving everything as is. They may still recruit new agents under Aspire, and after a year, those Aspire agents would shift to the brokerage’s current plan. Option two, a franchisee may shift their entire brokerage to Ascend. They may still recruit new agents under Aspire, and after their first year, those agents would shift to Ascend. Option three, a franchisee may adopt a hybrid structure that keeps existing agents and teams on their current plan, while providing the widest range of options in recruiting by being able to place new agents on either Aspire, Ascend or the brokerage’s current model.

The Appreciate program replaces our existing retirement plan for eligible agents who are at least 70 years old and have been with the REMAX network for at least 10 years. The plan eliminates monthly fees in favor of a $100 transaction fee, a 5% Broker Fee and a reduced $99 for annual dues.

We are early in the adoption period of these recently introduced optional programs. They are strategic investments designed to help support the growth of our franchisees. These programs are designed to offer greater flexibility and an attractive, competitive fee structure for recruits and existing agents, positioning them for sustained success in an evolving market environment. As these programs are adopted, we expect an increase in the recruitment of newer agents and a higher retention rate, which we are beginning to see for the Aspire program that was launched in April 2025.

In a continued focus on expanding value proposition, in the third quarter of 2025, we announced the launch of Marketing as a Service (“MaaS”), a data-driven platform designed to help brand affiliates across the U.S. and Canada market listings easily, connect with clients and drive business growth. MaaS is an AI-fueled system that enables affiliates including brokers, owners, agents and teams to launch marketing campaigns with less effort. From automated listing packages to customizable ad programs and real-time analytics, MaaS consolidates various marketing tools into a single platform.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	As of September 30,		2025 vs. 2024
	2025	2024	#	%
Agent Count:
U.S.
Company-Owned Regions	42,935	46,283	(3,348)	(7.2)%
Independent Regions	6,243	6,525	(282)	(4.3)%
U.S. Total	49,178	52,808	(3,630)	(6.9)%
Canada
Company-Owned Regions	20,045	20,515	(470)	(2.3)%
Independent Regions	4,975	4,878	97	2.0%
Canada Total	25,020	25,393	(373)	(1.5)%
U.S. and Canada Total	74,198	78,201	(4,003)	(5.1)%
Outside U.S. and Canada
Independent Regions	73,349	67,282	6,067	9.0%
Outside U.S. and Canada Total	73,349	67,282	6,067	9.0%
Total	147,547	145,483	2,064	1.4%

REMAX open offices:
U.S.	2,996	3,191	(195)	(6.1)%
Canada	930	937	(7)	(0.7)%
U.S. and Canada Total	3,926	4,128	(202)	(4.9)%
Outside U.S. and Canada	4,644	4,656	(12)	(0.3)%
Total	8,570	8,784	(214)	(2.4)%

Motto open offices (1):	210	234	(24)	(10.3)%

	Nine Months Ended
	September 30,		2025 vs. 2024
	2025	2024	#	%
REMAX franchise sales:
U.S.	77	80	(3)	(3.8)%
Canada	21	26	(5)	(19.2)%
U.S. and Canada Total (2)	98	106	(8)	(7.5)%
Outside U.S. and Canada	416	414	2	0.5%
Total	514	520	(6)	(1.2)%

Motto franchise sales:	10	18	(8)	(44.4)%
(1)	As of September 30, 2025 and 2024, there were 44 and 62 offices, respectively, that we are offering short-term financial relief and are temporarily either not being billed and/or having associated revenue recognized.
(2)	Franchise sales includes team office sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenue	$73,247	$78,478	$220,464	$235,218
Total selling, operating and administrative expenses	$32,453	$35,932	$109,369	$116,488
Operating income (loss)	$18,313	$15,211	$37,725	$35,910
Net income (loss)	$7,462	$3,414	$10,924	$3,997
Net income (loss) attributable to RE/MAX Holdings, Inc.	$3,986	$966	$6,713	$1,318
Adjusted EBITDA (1)	$25,768	$27,290	$71,321	$74,359
Adjusted EBITDA margin (1)	35.2%	34.8%	32.4%	31.6%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Revenue:
Continuing franchise fees	$27,445	$30,798	$(3,353)	(10.9)%
Annual dues	7,619	7,969	(350)	(4.4)%
Broker fees	14,899	14,915	(16)	(0.1)%
Marketing Funds fees	18,142	20,098	(1,956)	(9.7)%
Franchise sales and other revenue	5,142	4,698	444	9.5%
Total revenue	$73,247	$78,478	$(5,231)	(6.7)%

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a reduction in U.S. agent count and to a lesser extent, incentives related to modifications to the Company’s standard fee models, including the recently introduced Aspire program, which resulted in an offsetting increase in Broker Fees.

Broker Fees

Revenue from Broker fees remained relatively flat during the three months ended September 30, 2025. A reduction in U.S. agent count and, to a lesser extent, the impact of recognizing Broker fees ratably throughout the year in the U.S. and Canada for capped programs like Aspire was offset by higher average home sales prices in the U.S. and, an increase in average transactions per agent in the U.S. and recently introduced incentives related to modifications to the Company’s standard fee models, including Aspire, which resulted in an offsetting decrease to Continuing franchise fees.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a reduction in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to higher advertising revenue on our flagship websites.

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Revenue excluding the Marketing Funds:
Total revenue	$73,247	$78,478	$(5,231)	(6.7)%
Less: Marketing Funds fees	18,142	20,098	(1,956)	(9.7)%
Revenue excluding the Marketing Funds	$55,105	$58,380	$(3,275)	(5.6)%

Revenue excluding the Marketing Funds decreased due to a decline in organic revenue of 5.4% and adverse foreign currency movements of 0.2%. The decline in organic revenue was driven by a decrease in U.S. agent count and, to a lesser extent, incentives related to recently introduced modifications to the Company’s standard fee models, including the Aspire program, partially offset by an increase in revenue from advertising revenue on our flagship websites.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Operating expenses:
Selling, operating and administrative expenses	$32,453	$35,932	$3,479	9.7%
Marketing Funds expenses	18,142	20,098	1,956	9.7%
Depreciation and amortization	6,443	7,237	794	11.0%
Settlement and impairment charges	(2,104)	—	2,104	n/m
Total operating expenses	$54,934	$63,267	$8,333	13.2%
Percent of revenue	75.0%	80.6%

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

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Selling, operating and administrative expenses:
Personnel	$18,491	$23,396	$4,905	21.0%
Professional fees	3,993	2,348	(1,645)	(70.1)%
Lease costs	1,519	1,611	92	5.7%
Other	8,450	8,577	127	1.5%
Total selling, operating and administrative expenses	$32,453	$35,932	$3,479	9.7%
Percent of revenue	44.3%	45.8%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel expenses decreased primarily due to an increase in costs charged to the Marketing Funds, see Note 2, Summary of Significant Accounting Policies for additional information. Also contributing to the decrease were reductions in headcount, equity-based compensation expense, employee compensation and benefit costs, and employee retention expenses.
●	Professional fees increased primarily due to higher investments in technology and our flagship websites, and an increase in legal fees.
●	Other selling, operating and administrative expenses decreased due to a reduction in events, partially due to their timing, offset by an increase in bad debt expense and the estimated fair value of the contingent consideration liability.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower amortization expense from intangible assets from previous acquisitions (excluding Independent Region acquisitions) becoming fully amortized.

Settlement and Impairment Charges

See the discussion of the Results of operations for the nine months ended September 30, 2025 and 2024 for a discussion of the settlement and impairment charges.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages:

	Three Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Other expenses, net:
Interest expense	$(8,054)	$(9,249)	$1,195	12.9%
Interest income	898	885	13	1.5%
Foreign currency transaction gains (losses)	94	74	20	n/m
Total other expenses, net	$(7,062)	$(8,290)	$1,228	14.8%
Percent of revenue	9.6%	10.6%

n/m - not meaningful

Other expenses, net decreased primarily due to a decrease in interest expense due to lower interest rates. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar.

Provision for Income Taxes

The comparison of effective income tax rates (“EITR”) for the three months ended September 30, 2025, and September 30, 2024, is not meaningful. During the three months ended September 30, 2025 and 2024, the EITR was primarily impacted by foreign taxes on overseas income and valuation allowances related to U.S. foreign tax credits.

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

Adjusted EBITDA was $25.8 million for the three months ended September 30, 2025, a decrease of $1.5 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to lower revenue from the declines in U.S. agent count and, to a lesser extent, a decline in revenue as a result of changes to the Company’s existing fee models, including the recently introduced Aspire program, increases in expenses related to higher investments in technology and our flagship websites, and an increase in bad debt and legal expenses, offset by certain lower personnel-related expenses and increased advertising revenue on our flagship websites.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Revenue:
Continuing franchise fees	$85,788	$92,223	$(6,435)	(7.0)%
Annual dues	23,101	24,345	(1,244)	(5.1)%
Broker fees	39,784	40,159	(375)	(0.9)%
Marketing Funds fees	55,279	60,331	(5,052)	(8.4)%
Franchise sales and other revenue	16,512	18,160	(1,648)	(9.1)%
Total revenue	$220,464	$235,218	$(14,754)	(6.3)%

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a reduction in U.S. agent count and, to a lesser extent, incentives related to modifications to the Company’s standard fee models, including the recently announced Aspire program, which resulted in an offsetting increase in Broker Fees.

Broker Fees

Revenue from Broker fees decreased primarily due to a reduction in U.S. agent count and, to a lesser extent, the impact of recognizing Broker fees ratably throughout the year in the U.S. and Canada for capped programs like Aspire was offset by higher average home sales prices in the U.S. and recently introduced incentives related to modifications to the Company’s standard feed models, including Aspire, which resulted in an offsetting decrease to Continuing franchise fees.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a reduction in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to a reduction in Franchise sales revenue, revenue from previous acquisitions (excluding Independent Region acquisitions), revenue from our annual REMAX agent convention and other events, and revenue from preferred marketing arrangements. These decreases were partially offset by higher advertising revenue on our flagship websites.

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Revenue excluding the Marketing Funds:
Total revenue	$220,464	$235,218	$(14,754)	(6.3)%
Less: Marketing Funds fees	55,279	60,331	(5,052)	(8.4)%
Revenue excluding the Marketing Funds	$165,185	$174,887	$(9,702)	(5.5)%

Revenue excluding the Marketing Funds decreased due to a decline in organic revenue of 5.0% and adverse foreign currency movements of 0.5%. The decline in organic revenue was driven by a decrease in U.S. agent count, a reduction in revenue from previous acquisitions (excluding Independent Region acquisitions), lower Mortgage segment revenue and franchise sales, and a reduction in revenue from our annual RE/MAX agent convention and other events; partially offset by an increase in revenue from advertising revenue on our flagship websites.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Operating expenses:
Selling, operating and administrative expenses	$109,369	$116,488	$7,119	6.1%
Marketing Funds expenses	55,279	60,331	5,052	8.4%
Depreciation and amortization	19,633	22,489	2,856	12.7%
Settlement and impairment charges	(1,542)	—	1,542	n/m
Total operating expenses	$182,739	$199,308	$16,569	8.3%
Percent of revenue	82.9%	84.7%

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

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Selling, operating and administrative expenses:
Personnel	$65,031	$71,425	$6,394	9.0%
Professional fees	9,965	8,038	(1,927)	(24.0)%
Lease costs	4,849	5,117	268	5.2%
Other	29,524	31,908	2,384	7.5%
Total selling, operating and administrative expenses	$109,369	$116,488	$7,119	6.1%
Percent of revenue	49.6%	49.5%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel expenses decreased primarily due to an increase in costs charged to the Marketing Funds, see Note 2, Summary of Significant Accounting Policies for additional information. Also contributing to the decrease was lower employee compensation and benefit related costs, employee retention-related expenses, and equity-based compensation expense. The aforementioned decreases in personnel expenses were partially offset by higher severance expenses from a restructuring in the current year, further disclosed in Note 2, Summary of Significant Accounting Policies and an increase in recruiting expenses.
●	Professional fees increased primarily due to higher investments in technology and our flagship websites.
●	Other selling, operating and administrative expenses decreased due to a reduction in expenses from our annual REMAX agent convention and other events, decreased training costs, and lower commissions paid on REMAX franchise sales. The decrease was slightly offset by an increase in bad debt expense and an increase in other technology expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower franchise agreements amortization expense from prior years Independent Region acquisitions and from previous acquisitions (excluding Independent Region acquisitions) becoming fully amortized.

Settlement and Impairment Charges

During the three months ended September 30, 2025 we recorded a cost recovery of $2.1 million related to a previous settlement, that was received in the fourth quarter of 2025 from an escrow fund from a prior acquisition. This was recorded to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding amount recorded to “Accounts and notes receivable, net of allowances” within the Condensed Consolidated Balance Sheets. This was partially offset by an immaterial legal matter that was settled during the first quarter of 2025, which is being paid out over twelve months, beginning in the second quarter of 2025. Activity related to this immaterial legal matter was recorded to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Condensed Consolidated Balance Sheets. Additionally, we also recorded an impairment on an office lease in Canada in the first quarter of 2025 to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Operating lease right of use assets” within the Condensed Consolidated Balance Sheets.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Nine Months Ended		Change
	September 30,		Favorable/(Unfavorable)
	2025	2024	$	%
Other expenses, net:
Interest expense	$(23,960)	$(27,696)	$3,736	13.5%
Interest income	2,647	2,835	(188)	(6.6)%
Foreign currency transaction gains (losses)	334	(568)	902	n/m
Total other expenses, net	$(20,979)	$(25,429)	$4,450	17.5%
Percent of revenue	9.5%	10.8%

n/m - not meaningful

Other expenses, net decreased primarily due to a decrease in interest expense due to lower interest rates and a decrease in interest income due to lower interest rate yields and declines in investable balances. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar and the Canadian dollar has weakened in comparison to the U.S dollar between the nine months ended September 30, 2025, compared to December 31, 2024, and the nine months ended September 30, 2024, compared to December 31, 2023.

Provision for Income Taxes

The comparison of effective income tax rates (“EITR”) for the nine months ended September 30, 2025, and September 30, 2024, is not meaningful. For the nine months ended September 30, 2025 and 2024, the EITR was primarily impacted by foreign taxes on overseas income and valuation allowances related to U.S. foreign tax credits.

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

Adjusted EBITDA was $71.3 million for the nine months ended September 30, 2025, a decrease of $3.0 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to lower revenue from the declines in U.S. agent count, increases in expenses related to higher investments in technology and our flagship websites, lower revenue from previous acquisitions (excluding Independent Region acquisitions), Franchise sales revenue, and an increase in bad debt expense; partially offset by lower personnel, events-related expenses and increased advertising revenue on our flagship websites.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;
●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	these measures do not reflect the cash requirements for the settlements of certain industry class-action lawsuits and other legal settlements;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$7,462	$3,414	$10,924	$3,997
Depreciation and amortization	6,443	7,237	19,633	22,489
Interest expense	8,054	9,249	23,960	27,696
Interest income	(898)	(885)	(2,647)	(2,835)
Provision for income taxes	3,789	3,507	5,822	6,484
EBITDA	24,850	22,522	57,692	57,831
Settlement and impairment charges (1)	(2,104)	—	(1,542)	—
Equity-based compensation expense	2,999	4,618	12,313	14,443
Fair value adjustments to contingent consideration (2)	(100)	(437)	(84)	(300)
Restructuring charges (3)	(1)	(18)	2,736	(59)
Other adjustments (4)	124	605	206	2,444
Adjusted EBITDA	$25,768	$27,290	$71,321	$74,359

(1)	During the three months ended September 30, 2025, we recorded a cost recovery in connection with a previous settlement, that was received in the fourth quarter of 2025 from an escrow fund from a prior acquisition. This was partially offset by the settlement of an immaterial legal matter and an impairment recognized on an office lease in Canada, during the nine months ended September 30, 2025. See Note 2, Summary of Significant Accounting Policies for additional information on our leases.
(2)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(3)	During the nine months ended September 30, 2025, the Company restructured its support services intended to further enhance the overall customer experience. See Note 2, Summary of Significant Accounting Policies, for additional information.
(4)	Other adjustments are primarily made up of employee retention-related expenses from our CEO transition in the prior year.

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

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”), which was amended and restated on July 21, 2021 to refinance our existing facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028 and a $50.0 million revolving loan facility, which was amended on September 30, 2025, to extend the maturity from April 21, 2026 to April 21, 2028, if any amounts are drawn. The Senior Secured Credit Facility also provides for incremental facilities under which RE/MAX, LLC may request to add one or more tranches of term facilities or increase any then existing credit facility in the aggregate principal amount of up to $100 million (or a higher amount subject to the terms and conditions of the Senior Secured Credit Facility), subject to lender participation.

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

The Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, share repurchases, other distributions, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. In general, we can make unlimited restricted payments – including dividends and share repurchases – if the TLR does not exceed 3.50:1 (both before and after giving effect to such payments). If the TLR exceeds 3.50:1, we will be generally limited in the amount of restricted payments we can make up to the greater of $50 million or 50% of RE/MAX LLC’s consolidated EBITDA on a trailing twelve-month basis (unless we rely on other restricted payment baskets available under the Senior Secured Credit Facility).

We calculate the TLR quarterly and it is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ending September 30, 2025, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $97.6 million and as of September 30, 2025, the TLR was 3.41:1.

With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) the adjusted forward-looking term rate based on the Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), provided the Adjusted Term SOFR shall be no less than 0.50% plus an applicable margin of 2.50% or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Adjusted Term SOFR plus 1.00%, (such greatest rate, the “ABR”), provided the ABR shall be no less than 1.50%, plus in each case, an applicable margin of 1.50%. As of September 30, 2025, the interest rate on the term loan facility was 6.8%.

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

As of September 30, 2025, we had $440.5 million of term loans outstanding and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of September 30, 2025 and December 31, 2024, we had $107.5 million and $96.6 million, respectively, of cash and cash equivalents, of which approximately $31.1 million and $19.7 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$27,955	$42,867
Investing activities	(5,122)	(5,123)
Financing activities	(9,191)	(6,610)
Effect of exchange rate changes on cash	787	(519)
Net change in cash, cash equivalents and restricted cash	$14,429	$30,615

Operating Activities

Cash provided by operating activities decreased primarily due to higher spend in the Marketing Funds, a decrease in Adjusted EBITDA, and timing differences on various operating assets and liabilities, partially offset by lower interest payments and lower payments of certain employee-related liabilities.

Investing Activities

Cash used in investing activities remained flat with the prior year, driven by lower spend on leased buildings other than our corporate headquarters, offset by a decrease in collections on loans receivable and increases in other investments.

Financing Activities

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $4.6 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts primarily relate to investments in technology and spend on leased buildings other than our corporate headquarters. We plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. Total capital expenditures for 2025 are expected to be between $7.0 million and $8.0 million. See Financial and Operational Highlights above for additional information.

Return of Capital

In the fourth quarter of 2023, our Board of Directors suspended our quarterly dividend. In light of the litigation settlement (as further discussed in Note 11, Commitments and Contingencies) and ongoing challenging housing and mortgage market conditions, we continue to believe this action to preserve our capital is prudent. Our Board of Directors did not approve any quarterly cash dividends in the first three quarters of 2025 and 2024.

Our Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. During the nine months ended September 30, 2025, and 2024, we did not repurchase any shares of our Class A common stock. As of September 30, 2025, $62.5 million remained available under the share repurchase authorization.

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

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments paid to non-controlling unitholders pursuant to the RMCO, LLC Agreement were immaterial for the three and nine months ended 2025 and 2024. Payments pursuant to the TRAs were $0.8 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Commitments and Contingencies

See Note 11, Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of September 30, 2025.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the nine months ended September 30, 2025 and 2024, bad debt expense was 1.0% and 0.4% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On September 30, 2025, $440.5 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is based on Adjusted Term SOFR, subject to a floor of 0.50%, plus an applicable margin of 2.50%.

As of September 30, 2025, the interest rate was 6.8%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three and nine months ended September 30, 2025, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.5 and $1.3 million, respectively, related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2025 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program has no expiration date and may be suspended or discontinued at any time. There was no share repurchase activity during the three months ended September 30, 2025. As of September 30, 2025, $62.5 million remains under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

3.3	Amendment No. 1 to Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	5/31/2023	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Second Amendment, dated September 30, 2025, to the Second Amended and Restated Credit Agreement, dated as of July 21, 2021, by and among RE/MAX, LLC; RMCO, LLC; the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-36101	10/1/2025	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	October 30, 2025	By:	/s/ Erik Carlson
Erik Carlson
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2025	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	October 30, 2025	By:	/s/ Leah R. Jenkins
Leah R. Jenkins Chief Accounting Officer (Principal Accounting Officer)