Form 10-K
period 2025-12-31
RE/MAX Holdings, Inc.
filed 2026-02-19
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates based on the closing price on June 30, 2025, as reported on the New York Stock Exchange, was approximately $160.9 million. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 31, 2026, there were 20,142,454 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

Auditor Name: Ernst & Young LLP	Auditor Location: Denver, Colorado	Auditor Firm ID: 42

RE/MAX HOLDINGS, INC.

2025 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to:

●	our expectations regarding consumer trends in residential real estate transactions;
●	our expectations regarding overall economic and demographic trends, including the health of the United States (“U.S.”) and Canadian residential real estate markets, and how they affect our performance;
●	our strategies for growing our organic revenue and the RE/MAX and Motto Mortgage brands in particular, including (a) increasing RE/MAX agent count, increasing the number of closed transaction sides and transaction sides per RE/MAX agent; (b) increasing the number of open Motto Mortgage offices; and (c) diversifying and broadening our revenue and growth opportunities;
●	the anticipated benefits of our technology initiatives, accelerated efforts in artificial intelligence (“AI”) and other technological innovations and offerings;
●	the continued strength of our brands both in the U.S. and Canada and in the rest of the world;
●	the pursuit of future acquisitions and the anticipated benefits of past acquisitions, including the future performance of businesses we have acquired;
●	return of capital, including our stock buyback program and dividends;
●	our future financial performance including our ability to appropriately forecast;
●	the effects of laws applying to our business and our future compliance with laws;
●	our ability to retain our senior management and other key employees;
●	other plans and objectives for future operations, growth, initiatives, acquisitions or strategies;
●	our ability to effectively implement and account for changes in tax laws; and
●	the anticipated outcome of the industry class-action lawsuits, including any risks or uncertainties with regard to any settlements, any favorable or unfavorable judgements and any implications to our industry.

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

PART I

ITEM 1. BUSINESS

Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages worldwide under the RE/MAX® brand (“REMAX”) and mortgage brokerages in the United States under the Motto® Mortgage brand (“Motto”). We also provide ancillary products and services to our franchise networks, including marketing services, technology platforms, and mortgage loan processing services to our Motto network and other third parties through our wemlo® brand.

REMAX and Motto are 100% franchised. We do not own or operate brokerage offices. Instead, we provide franchisees with the right to use our brands, technology offerings, and value proposition while franchisees fund and manage their own operations. As a result, we maintain a low fixed-cost structure and generate revenue primarily from recurring fee-based sources, producing strong margins and cash flow.

We focus on operational efficiency, innovation, and delivering a high-quality experience for franchisees, agents, loan originators, and consumers. Our scale enables us to invest in education, technology, and marketing initiatives, that strengthen our brands and enhance competitive advantages. We are committed to delivering the best experience in everything real estate.

Our History

REMAX was founded in 1973 with an innovative, entrepreneurial culture grounded in a differentiated economic structure affording our franchisees and their agents the flexibility to operate their businesses with great independence. In the early years of our expansion in the U.S. and Canada, we accelerated the brand’s growth by selling regional franchise rights to independent owners for certain geographic regions, a practice we still employ in countries outside of the U.S. and Canada. The REMAX global franchise network now has a presence in over 120 countries and territories, resulting in a global footprint that is unmatched by any other real estate brand. On June 25, 2013, RE/MAX Holdings, Inc. (“Holdings” or the “Company”) was formed as a Delaware corporation. On October 7, 2013, we completed an initial public offering of our Class A common stock, which trades on the New York Stock Exchange under the symbol “RMAX”. In October 2016, we launched Motto, the first national mortgage brokerage franchise brand in the U.S. In September 2020, we acquired wemlo, an innovative fintech company that provides third-party mortgage loan processing services.

Our Brands

REMAX. REMAX is the #1 name in real estate, according to the MMR Strategy Group study of unaided brand awareness. Our strategy is to capitalize on this strong market position by selling franchises and helping our franchisees recruit and retain trustworthy and highly productive agents. The REMAX brand is built on the strength of our global, entrepreneurial franchise network and our agent-centric economic models that help to attract, develop and retain among the industry’s most trusted, productive and professional agents by offering flexible economic options that empower agents to retain a larger portion of their commissions. Some REMAX affiliates may also sell luxury real estate under the RE/MAX Collection® brand and commercial real estate under the RE/MAX Commercial® brand. Over 50 years, our unique agent‑centric approach, has empowered millions of home buyers and sellers to achieve their goal; since 2020 alone, REMAX agents have been a part of over 10 million transactions, creating several competitive advantages along the way:

●	Most trusted agents. REMAX agents continue to be recognized by consumers as the most trusted choice. REMAX agents have been voted the #1 most trusted real estate agents in the U.S. and Canada year after year (1) as confirmed by the 2025 BrandSpark® Most Trusted Awards, a consumer-voted awards program that considers the responses of thousands of individuals.

●	Leading brand awareness. The REMAX brand has the highest level of unaided brand awareness in residential real estate in the U.S. and Canada according to a consumer study conducted by MMR Strategy Group. Our iconic red, white and blue REMAX hot air balloon is one of the most recognized real estate logos in the world. In 2025, we introduced refreshed branding including an updated dynamic logo and hot air balloon design optimized for digital platforms.

●	Leading agent productivity. REMAX agents, on average, are substantially more productive than the industry average. REMAX agents have consistently outsold competing agents at large U.S. brokerages on average more than two-to-one over the last fourteen years based on data in the RealTrends Verified Best Brokerage rankings. In a survey of more than 1,256 participating large U.S. brokerages based on 2024 production, REMAX agents averaged 11.9 transaction sides, more than double the average of other agents (2).

●	Leading global market share. Nobody in the world sells more real estate than REMAX, as measured by residential transaction sides.

●	Leading global presence. We have a growing global presence, as our agent count outside the U.S. and Canada continues to increase. Today, the REMAX brand has over 145,000 agents in over 8,500 offices and a presence in over 120 countries and territories—a global footprint bigger than any other real estate brokerage brand.

(1)	In the U.S., REMAX was voted most trusted Real Estate Agency brand by American shoppers based on the BrandSpark® American Trust Study, for 2019 and for the years 2022 through 2025. In Canada, REMAX was voted most trusted Real Estate Agency brand by Canadian Shoppers based on the BrandSpark® Canadian Trust Study, for 2017, 2019 and for the years 2021 through 2025.
(2)	Transaction sides per agent calculated by REMAX based on 2025 RealTrends Verified Best Brokerages data, citing 2024 transaction sides for the 1,256 participating U.S. brokerages that closed 500 transaction sides, excluding 43 who did not report or publish active licensees. REMAX average: 11.9. Competitors: 5.3

Motto. The Motto franchise model offers U.S. real estate brokers, real estate professionals, mortgage professionals and other investors access to the mortgage brokerage industry. Motto is highly complementary to our REMAX real estate business and is designed to improve the profitability of real estate brokerages and professionals by providing diversified revenue and income streams. Residential real estate brokerage owners and teams who own and operate a Motto franchise offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at offices near each other. Motto loan originators offer homebuyers with competitive financing choices by providing access to a variety of quality loan options from multiple leading wholesale lenders. Motto provides powerful technology, including the proprietary Loan Brokering System (“LBS”) through wemlo, which has been specifically designed and tailored to loan originators operating in the mortgage brokerage channel. The LBS and other technology offerings are designed to simplify the mortgage process and help franchisees and loan originators comply with complex mortgage regulations. Motto franchisees are independently owned mortgage brokerage businesses and do not operate as lenders or mortgage bankers. As the franchisor of the Motto brand and network, we do not originate, fund, or service mortgage loans and are not a lender, mortgage banker, or mortgage broker.

wemlo. wemlo is a cloud-based fintech platform designed to improve efficiency and scalability within the mortgage brokerage channel. By integrating third-party loan processing services with the Loan Broker System (“LBS”), the platform standardizes workflows, automates administrative tasks, and enhances visibility across the loan lifecycle. LBS serves as the system of record for the Motto franchise network and supports consistent, high-quality processing through structured, technology-enabled workflow management.

Our Industries

Approximately 93% of our total revenue is generated in the U.S. and Canada. Approximately 91% of our Real Estate segment revenue is derived from franchising operations in the U.S. and Canada, and 100% of our Mortgage segment revenues are generated in the U.S. Accordingly, macro-economic developments in the U.S. and Canadian real estate and mortgage markets significantly influence our business. These factors include interest rates, inflation, housing supply and demand dynamics and consumer confidence. In 2022, interest rates began to rise, contributing to a decline in residential real estate and mortgage transaction activity in the U.S. and Canada and the housing market conditions have remained challenging. The residential real estate market in the U.S. and Canada is cyclical. Despite this cyclicality, these markets remain significant in scale with approximately $2.0 trillion and $0.3 trillion, respectively, based on 2025 sales volume data and median price data from the National Association of Realtors (“NAR”), the U.S. Census Bureau and the Canadian Real Estate Association (“CREA”).

Real estate agents are central to the residential real estate transaction, with 91% of all U.S. home sellers and 88% of U.S. homebuyers being represented by a real estate agent in 2025, according to NAR data. These figures have climbed over the last two decades—a period during which technology has materially changed the typical home-buying or selling transaction. We expect that advancements in technology, including with respect to artificial intelligence (“AI”) will continue.

Competition for highly productive agents and listings remains intense. The industry continues to attract new entrants employing alternative business models, technology-enabled platforms, and consolidation strategies, which has increased competitive pressure for talent, transaction volume, and market share.

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

Our Franchising Model and Offerings

The REMAX Franchise Offering. REMAX is a 100% franchised business, with all REMAX branded brokerage office locations being operated by franchisees. We franchise directly in the U.S. and Canada, in what we call “Company-Owned Regions.” Franchisees (or broker-owners), in turn, enter independent contractor relationships with real estate agents who represent real estate buyers and sellers. In general, franchisees do not receive an exclusive territory in the U.S. except under certain limited circumstances.

In the early years of our expansion in the U.S. and Canada, we sold regional franchise rights to independent owners for certain geographic territories, referred to as “Independent Regions”, under agreements granting those regions the exclusive right to sell franchises within their territories. Over time, we have implemented a strategy to reacquire those regional franchise rights in the U.S. and Canada. Our remaining Independent Regions cover nine states, portions of one additional state, and the province of Quebec.

We believe the traditional agent-assisted business model, especially when supported by trusted, professional, and highly productive agents, compares favorably to alternative models in the residential real estate industry. We believe full-service brokerages are best suited to address many of the key characteristics of real estate transactions, including:

(i)	the complexity and large monetary value involved in home sale transactions,
(ii)	the infrequency of home sale transactions,
(iii)	the emotional stress associated with purchasing or selling a home,
(iv)	the high price variability in the home market,
(v)	the intimate local knowledge necessary to advise clients in a fiduciary capacity in general and as it relates to unique neighborhood characteristics,
(vi)	the unique nature of each home, and
(vii)	the consumer’s need for a high degree of personalized advice and support considering these factors.

Our model maximizes REMAX agents’ productivity by providing the following combination of benefits to our franchisees and agents:

●	Affiliation with the Leading Brand in Residential Real Estate. A global footprint unmatched by any of our competitors. We have presence in more than 120 countries and territories – and leading unaided brand awareness in the U.S. and Canada, according to a consumer study by MMR Strategy Group. We support brand recognition through coordinated marketing and advertising initiatives complemented by the localized marketing efforts of our franchisees’ and agents’.
●	Entrepreneurial, High-Performance Culture. Our brand and the economics of our model attract driven, professional, entrepreneurially minded franchisees, and we allow them autonomy to run their businesses independently, including the freedom to negotiate commission rates and splits and oversee local advertising aligned with REMAX brand standards. Our voice of customer program enables us to gain valuable insights into our customers' entrepreneurial needs, allowing us to refine our offerings and deliver more effective support tailored to those needs. We leverage the scale of our network to negotiate beneficial pricing and favorable partnerships that benefit our franchisees.
●	High Agent Commission Split and Low Franchise Fees. We continue to recommend to our franchisees an agent-favorable commission split of 95%/5%, in exchange for the agent paying fixed fees to share the overhead and other costs of the brokerage. However, during 2025, we introduced three new optional economic models, AspireSM, AscendSM, and AppreciateSM, for REMAX franchisees in the U.S. Company-Owned Regions. These programs are intended to support franchise growth by providing greater flexibility and an attractive, competitive fee structure for recruits and existing agents, in a changing market environment. The Aspire program was created leveraging feedback from our voice of customer program to support recruiting efforts by assisting in onboarding and sharing a portion of the economic risk associated with newer agents. The Ascend program provides a reduction in monthly fixed fees, introduces a cap on Broker Fees, and aligns variable fees with agent productivity based on closed sales and commissions. The Appreciate program provides a tailored model for agents transitioning toward retirement, enabling them to maintain affiliation with REMAX at an affordable rate. As these programs are adopted, we expect improved recruitment and retention outcomes.
●	Technology and Marketing Tools. We believe we offer competitive technology and have accelerated efforts in artificial intelligence (“AI”) and other technological innovations and offerings. We provide agent and consumer-facing technology via the BoldTrail platform, which integrates a suite of digital products that empower high-producing agents, teams and brokers to proactively establish, manage and grow client relationships. With Customer Relationship Management (“CRM”) at the core of this ecosystem, the technology platform also utilizes lead cultivation tools and incorporates digital marketing products and competitive market analyses to streamline an agent’s business. The BoldTrail platform also now offers an agent level email-integrated, AI productivity tool (“Folio”), advanced recruiting, retention and productivity coaching to support franchisee growth (“Recruit”) and a comprehensive end-to-end back-office solution (“Backoffice”). The BoldTrail platform also integrates key partnerships that are widely adopted across the industry and empowers users with enhanced insights and real-time transaction level data. We are also continuing to invest in our flagship websites, remax.com, remax.ca, and mottomortgage.com. We believe that these investments in our digital assets, including personalized content and AI capabilities, can improve the consumer experience with our brands and increase the productivity of our agents, while at the same time diversifying our revenue streams.

In a continued effort to enhance our value proposition, in 2025, we launched Marketing as a Service (“MaaS”), a data-driven platform designed to help brand affiliates across the U.S. and Canada market listings, engage with clients and drive business growth. MaaS is an AI-enabled system that enables affiliates including brokers, owners, agents and teams to launch marketing campaigns with greater efficiency. The platform includes automated listing packages, AI generated marketing videos, to customizable ad programs and real-time analytics consolidating various marketing tools into a single platform. We plan to launch MaaS in international markets outside of the U.S. and Canada in 2026, where we see sufficient customer demand and market opportunity.

●	RE/MAX University® Educational Programs. We partner with several industry leaders to provide tools designed to support the success of new and existing agents as well as teams of REMAX professionals. Additionally, our REMAX University platform is a proprietary learning hub designed to help each agent increase their professional expertise. Built on an AI-enabled platform, REMAX University offers affiliates a modern, simplified experience as they access relevant educational resources via desktop or mobile devices. Prior to opening an office in the U.S. or Canada, a franchisee or principal owner is required to attend an educational program at our global headquarters or virtually.
●	REMAX Marketing and Promotion. We believe the widespread recognition of the REMAX brand and our iconic red, white and blue REMAX hot air balloon logo and property signs is a key aspect of our value proposition to agents and franchisees. In 2025, we introduced refreshed, digital-first branding including an updated dynamic logo and hot air balloon design optimized for digital platforms, to help agents win more listings in a digital-centric market, and enhance our brand consistency and visibility across digital platforms. A variety of advertising, marketing and promotional programs on a global, national and local level build our brand and generate leads for REMAX agents, including leading websites such as remax.com and remax.ca and advertising campaigns across various mediums. We provide validated and qualified leads to agents, through programs such as our Lead Concierge Program, which connects consumers with agents and converts leads into transactions. Event-based marketing programs, sponsorships, sporting activities and other similar functions also promote our brand. We see a great opportunity to further strengthen brand recognition. Our comprehensive strategy supports franchisees and agents in strengthening our brand, driving awareness, creating lead generation opportunities including referrals, and ultimately fostering loyalty and engagement. Our franchisees and their agents fund nearly all the advertising, marketing and promotion supporting the REMAX brand, which, in the U.S. and Canada, occurs primarily on two levels:
●	Marketing Funds. Funds are collected from franchisees by our Marketing Funds entities primarily in Company-Owned Regions to support marketing campaigns to build brand awareness and to fund certain consumer facing technology initiatives, such as BoldTrail. The use of the dollars in the Marketing Funds is governed by the terms of our franchise agreements. Independent Regions may contribute to creative and/or media campaigns or technology initiatives to achieve economies of scale but are generally responsible for regional advertising in their respective areas.
●	Franchisee and Agent Sponsored Local Campaigns. Our franchisees and their agents engage in extensive promotional efforts within their local markets to attract customers and drive agent and brand awareness locally. These programs are subject to our brand standards for use of the REMAX brand, while allowing our franchisees and their agents substantial flexibility to create advertising, marketing and promotion programs that are tailored to local market conditions.

The Motto Franchise Offering. We believe mortgage brokers and their affiliated loan originators provide choice and a valuable “concierge” service for consumers. Mortgage brokers are familiar with the latest loan programs, products and choices available through various wholesale lenders. A professional mortgage broker and their affiliated loan originators can introduce consumers to loan programs from several lenders, providing choice and information that consumers may be unlikely to locate on their own. In 2025, approximately 20% of mortgage originations were handled by mortgage brokerages (1). We believe there is long-term potential for the mortgage brokerage channel to continue to increase market share.

Motto is the first and only national mortgage brokerage franchise brand in the U.S. We are a mortgage brokerage franchisor, not a lender, banker or mortgage brokerage. Our franchisees operate as independent brokers, not lenders or bankers, and so neither we nor our franchisees fund or service any loans. As a franchisor, we help our Motto franchisees establish independent mortgage brokerage companies, with a model designed to comply with complex regulations, essentially providing a "mortgage brokerage in a box". This model not only creates an ancillary business opportunity for current real estate brokerage firms and professionals but also offers opportunities for mortgage professionals seeking to open their own businesses and other independent investors interested in providing home financing services. The Motto model offers value to our franchisees by offering:

●	Setup Guidance. We guide owners through every step of the setup process.
●	Compliance, Education, and Support. We provide robust compliance support, including comprehensive training to our franchisees to enhance the professional expertise of our loan originators. To help each franchise owner, we provide support structures that allow them to spend their time getting more business.
●	Access to Multiple Lenders. Motto franchisees work with a prequalified and verified group of wholesale lenders to streamline the shopping process and to provide customers with competitive choices.
●	Technology. We have seamlessly integrated industry leading systems into one time-saving technological ecosystem including intuitive mortgage origination, LBS, CRM and marketing platforms.
●	Loan Processing. Through our wemlo brand, we offer Motto franchisees, as well as mortgage brokers across the brokerage industry, a customer-centric team of processors who are diligently recruited, accompanied by experienced managers who help facilitate a seamless clear-to-close experience utilizing our technology systems mentioned above. We provide ongoing training and educational opportunities for our processors to ensure that they stay current on recent industry trends.
●	Franchising Expertise. As a member of a family of brands with over 50 years of franchising experience, we provide best practices to franchisees.

Our mortgage brokerage franchisor, Motto Franchising, LLC, offers seven-year agreements with franchisees. Motto sells franchises directly throughout the U.S. as there are no regional franchise rights in the Motto system. Our customers are both REMAX and non-REMAX real estate brokers, real estate professionals, independent mortgage professionals and other investors seeking access to the mortgage brokerage industry.

(1) Source: Inside Mortgage Finance. Copyright 2026

Our Competition

REMAX. The residential real estate brokerage industry is fragmented and highly competitive. We compete against many different types of competitors including traditional real estate brokerages and non-traditional real estate brokerages, including some that offer deeply discounted commissions to consumers and others which operate virtually without brick-and-mortar brokerage offices. We compete for franchisees, agents, and consumers across these segments.

Many brokerages are independent, with the best-known independent brokerages being regional players. At the individual office level, our most formidable competition is a local, independent brokerage. Brokerages affiliated with franchises tend to be larger, on average, than independents and are part of a national network. Our largest national competitors in the U.S. and Canada include the six brands recently acquired by Compass International Holdings from Anywhere Real Estate Inc. (Century 21, Coldwell Banker, ERA, Sotheby’s, Corcoran and Better Homes and Gardens), Berkshire Hathaway Home Services, eXp Realty, Keller Williams Realty, Inc., and Royal LePage (in Canada). Our franchisees also compete to attract and retain agents against real estate franchisors that offer 100% commissions and low fees to agents at firms like HomeSmart and Realty ONE Group. National brokerage models operate both with and without a physical footprint, including cloud-based brands eXp Realty, the REAL Brokerage, LPT Realty and Fathom Realty which have gained significant market share in recent years as competition for individual agents and teams has continued to intensify.

A trend toward large-scale and small-scale mergers and acquisitions among independent and national brokerages, franchisees and franchisors in the industry is ongoing. The resulting consolidation of brokerages and brokerage brands can increase the market share of the acquiring companies along with the resources they have to pursue strategies to outperform their competitors.

Motto. The mortgage brokerage business in which Motto franchisees participate is highly competitive and competition for talented loan originators and loan processors is often intense. Wholesale lenders may provide similar services to those offered within the Motto system. There are no other national mortgage brokerage franchises in the United States. However, in 2022, a new regional mortgage brokerage franchise brand began operations. The mortgage origination business is characterized by a variety of business models. While real estate brokerage owners are our core market for the purchase of Motto franchises, such owners may form independent, non-franchised mortgage brokerages, mortgage bankers or correspondent lenders. They may enter joint ventures with mortgage lenders, brokers or bankers for mortgage originations, and they may elect not to enter the mortgage origination business themselves but instead earn revenue from providing marketing and other services to mortgage lenders, brokers or bankers.

Our Value Creation and Growth Strategy

As a franchisor, we generate favorable margins and meaningful cash flow that facilitate our value creation and growth strategy, and when appropriate and feasible, returning capital to our stockholders. As a leading franchisor in the residential real estate industry in the U.S., Canada and globally, as well as a leading franchisor in the residential mortgage industry in the U.S., we create shareholder value by:

a)	strengthening and enhancing our existing business and value proposition primarily by growing and monetizing our REMAX network of over 8,500 offices and over 145,000 agents, our Motto network of over 150 open offices and our digital assets;
b)	developing new products and services by leveraging and enhancing existing assets, which may include, monetizing transactions, franchisees, agents and loan originators and providing ancillary services. Our growth strategy increasingly emphasizes diversification beyond traditional franchise fees. In 2025, we launched MaaS, an AI-enabled platform that integrates marketing tools into a unified platform offering automated listing packages, real-time analytics, and customizable marketing campaigns designed to improve efficiency and effectiveness. We have also advanced monetization opportunities through our REMAX Media Network (“RMN”), which includes advertising, media and sponsorship sales through our flagship websites as well as the continued expansion of our Lead Concierge Program and other digital monetization initiatives; and
c)	exploring and executing large scale opportunities that enhance our value proposition via additional business models, market segments and real estate verticals as well as re-acquiring regional REMAX franchise rights in Independent Regions in the U.S. and Canada.

Segment Revenue and Profit

As a franchisor, we maintain a low fixed-cost structure. Our stable, asset-light, fee-based model derives a majority of our revenue from recurring fees paid by our REMAX and Motto franchisees, REMAX Independent Region franchise owners and REMAX agents. This combination contributes strong margins and consistent cash flow. We have three reportable segments: Real Estate, Mortgage and Marketing Funds.

Real Estate comprises our real estate brokerage franchising operations under the REMAX brand name and corporate-wide shared services expenses. Mortgage is comprised of our mortgage brokerage franchising operations under the Motto brand and mortgage loan processing software and services under the wemlo brand. Marketing Funds represents our marketing campaigns designed to build and maintain brand awareness for both of our franchise brands and the costs of agent marketing technology such as BoldTrail. Other Revenue contains all other operations which are quantitatively insignificant.

Historically most of our revenue is recurring in nature and driven by the number of agents in the REMAX network and the number of open offices in the Motto network. Our recurring revenue streams include continuing franchise fees, which are fixed contractual fees paid monthly (a) by regional franchise owners in Independent Regions or franchisees in Company-Owned Regions based on the number of REMAX agents in the respective franchised region or office or (b) by Motto franchisees based on the number of open offices, and annual dues, which are paid annually by REMAX agents. For the years ended December 31, 2025, 2024 and 2023, these recurring revenue streams accounted for 65.5%, 67.4% and 66.7% of our revenue excluding the Marketing Funds, respectively. Broker fees are a variable revenue stream and represent a percentage, generally 1%, of the real estate commissions paid by customers when a REMAX agent buys or sells a home. For the years ended December 31, 2025, 2024 and 2023, Broker fees accounted for 24.5%, 22.7% and 21.1% of our revenue excluding the Marketing Funds, respectively.

The remainder of our revenue is derived from franchise sales and renewals, event-based revenue, mortgage loan processing revenue, preferred marketing arrangements, digital advertising revenue, and revenue from our MaaS platform. We evaluate the operating results of our segments based on revenue and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). See Note 15, Segment Information, included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosures about segments and descriptions of Adjusted EBITDA.

Real Estate. The amount of revenue recognized varies significantly depending on whether REMAX affiliates are in Company-Owned Regions in the U.S. and Canada, Independent Regions in the U.S. and Canada, or Global Regions outside of the U.S. and Canada. We receive a higher amount of revenue per agent in our Company-Owned Regions than in our Independent Regions in the U.S. and Canada, and more in Independent Regions in the U.S. and Canada than in Global Regions. We receive the entire amount of the continuing franchise fee, broker fee and initial franchise and renewal fee in Company-Owned Regions, whereas we generally receive only 15% or 30% of the amount of such fees in Independent Regions, which is a fixed rate in each Independent Region established by the terms of the applicable regional franchise agreement. We base our continuing franchise fees, annual dues and broker fees outside the U.S. and Canada on the same structure as our Independent Regions, except that the aggregate level of such fees is substantially lower in these markets. For the years ended December 31, 2025, 2024, and 2023, our average revenue (excluding the Marketing Funds fees) per agent in Company-Owned Regions in the U.S. and Canada was approximately $2,565, $2,570, and $2,550, with approximately $900, $820 and $765 less per agent in Canada than in the U.S. primarily due to different broker fee structures and because of foreign exchange differences between the U.S. dollar and the Canadian dollar. For the years ended December 31, 2025, 2024 and 2023, our average revenue (excluding the Marketing Funds fees) in Independent Regions in the U.S. and Canada was approximately $765, $770, and $800, and in Global Regions outside of the U.S. and Canada was approximately $225, $220, and $205, respectively.

Mortgage. We believe the growth and success of our Mortgage segment depends on providing real estate brokers and other entrepreneurs with opportunities for revenue and earnings diversification – a strategy we believe is increasingly important in the face of shifting housing market conditions. Our revenue is derived in the U.S. from fixed monthly fees, franchise sales and renewals, and mortgage loan processing. The monthly fees are initially discounted and ramp up to the full fixed monthly fee of $4,650 at set intervals over the initial 12-month period from date of franchise sale. Subsequently, we charge a fixed monthly fee of $4,650 throughout the remainder of the franchise agreement term. This revenue is included in Continuing Franchise Fees. As of December 31, 2025, we had approximately 91% of our billed offices being charged the full fixed monthly fee. Our average monthly fee revenue per office for Motto was approximately $3,900 for the year ended December 31, 2025 and $3,800 for the years ended December 31, 2024 and 2023, respectively.

Despite a challenging mortgage market, our Mortgage segment continues to demonstrate resilience. In 2025, we appointed a new President of Mortgage Services to lead strategic growth initiatives across Motto and wemlo, reinforcing our commitment to expanding our mortgage offerings. In early 2026, leveraging feedback from the Motto network, input from prospects, and knowledge gained from the new REMAX optional economic models, we introduced a new Motto franchise financial model for new Motto franchisees that transitions from an entirely fixed monthly fee to a fixed monthly fee of $2,500 plus a variable fee of 25 basis points per closed loan. The new Motto franchise financial model is optional for existing Motto franchisees as of December 31, 2025, is designed to provide greater flexibility and a more competitive fee structure.

For our wemlo mortgage loan processing revenue, we charged a fixed processing fee of approximately $825 for each loan closed through a Motto franchise and a fixed processing fee of $995 for most loans closed through external customers.

Marketing Funds. Our Marketing Funds revenue is derived primarily from REMAX franchisees in Company-Owned Regions based on the number of REMAX agents in the respective franchise, with smaller contributions by Independent Region owners and Motto franchisees. Marketing Funds revenues are fixed contractual fees paid monthly by REMAX and Motto franchisees based on the terms outlined in the franchise agreement.

See Note 2, Summary of Significant Accounting Policies, included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosures about our various revenue streams.

Intellectual Property

We believe that our intellectual property rights contribute significantly to the success of our business and our competitive position. Our RE/MAX® trademark has been in use for over fifty years, and we believe consumers have come to recognize the REMAX brand as being synonymous with high-quality real estate service. We regard our REMAX trademark, balloon logo and property sign design trademarks as having significant value. We protect the REMAX, Motto and wemlo brands through a combination of trademarks and copyrights. We strategically pursue registration of important trademarks and actively protect our brands in the U.S. and internationally against third-party infringement. We have registered the RE/MAX trademark in the U.S., Canada, and over 150 other countries and territories, and have registered various versions of the REMAX balloon logo and real estate property sign design in numerous countries and territories as well. We have registered Motto® and Motto Mortgage® as trademarks in the U.S. and registered Motto as a trademark in other countries as well. We have also registered the wemlo trademark in the U.S. and Canada. Our franchisees, Independent Regions and Global Regions actively use the REMAX and Motto trademarks pursuant to their franchise or regional agreements with us. We also are the registered holder of remax.com, remax.ca, mottomortgage.com and a number of other domain names that include “remax,” “motto” or “wemlo,” including domains that we offer to our Global Regions to use as their primary internet address.

Corporate Structure and Ownership

Holdings is a holding company incorporated in Delaware and its only business is to act as the sole manager of RMCO, LLC (“RMCO”). In that capacity, Holdings operates and controls all the business and affairs of RMCO. RMCO is a holding company that is the direct or indirect parent of all our operating businesses, including RE/MAX, LLC and Motto Franchising, LLC. As of December 31, 2025, Holdings owns 61.5% of the common units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 38.5% of common units in RMCO. David Liniger, our Chairman and Co-Founder, and Gail Liniger, our Vice Chair Emerita and Co-Founder, beneficially own a majority and controlling interest in RIHI.

The diagram below depicts our organizational structure:

The holders of Holdings Class A common stock collectively own 100% of the economic interests in Holdings, while RIHI owns 100% of the outstanding shares of Holdings Class B common stock.

Pursuant to the terms of the Company’s Certificate of Incorporation, RIHI, as holder of all of Holdings’ Class B common stock is entitled to a number of votes on matters presented to Holdings’ stockholders equal to the number of RMCO common units that RIHI holds. Through its ownership of the Class B common stock, RIHI holds 38.5% of the voting power of the Company’s stock as of December 31, 2025. Mr. Liniger is also the beneficial owner of Class A common stock with an additional 1.1% of the voting power of the Company’s stock as of December 31, 2025.

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

In October 2013, November and December 2015, Holdings entered into Tax Receivable Agreements (“TRA”) requiring annual payments to TRA holders of 85% of the tax benefits from the deductions Holdings received due to the step-up in tax basis. If there is a taxable loss, payments are deferred until the loss benefit is recognized. As of December 31, 2025, TRA holders are RIHI and Parallaxes Rain Co-Investment, LLC. TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted. Similar to the deferred tax assets, the TRA liabilities would increase if Holdings acquires additional Common Units of RMCO from RIHI. The deferred tax assets and related TRA liabilities are valued, in part, based on the enacted U.S. and state corporate tax rates.

In 2023, we determined a valuation allowance was needed for our deferred tax assets due to reduced taxable income primarily from settling costly litigation. This led to a remeasurement of TRA liabilities, resulting in a $25.3 million gain. See Note 11, Income Taxes, and Note 13, Commitments and Contingencies, to the consolidated financial statements included in “Part II, Item 8.—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information.

Human Capital Management

As of December 31, 2025, our 519 full-time employees are spread throughout the U.S. and Canada, with approximately half located near our headquarters in Denver, Colorado. As a franchisor, we refer to ourselves as “a business that builds businesses,” and our franchisees are all independently operated. Their employees, including Motto loan originators and independent contractor REMAX agents are therefore not included in our employee count. None of our employees are represented by a union. The following table summarizes the number of employees and employee makeup by function:

	December 31,
	2025	2024	% change
Full-time employees	519	537	(3%)

Employee function
Technology	28%	29%	(1%)
Sales and franchise development	28%	29%	(1%)
Marketing, education and events	18%	18%	0%
Shared services	26%	24%	2%
Total	100%	100%

When searching for new employees, we look for bright, forward-thinking individuals who are committed to innovation, value teamwork and are passionate about helping entrepreneurs build and grow their businesses. Our mission is to deliver the best experience in everything real estate. To achieve this, we hire individuals who reflect our M.O.R.E. core values:

●	Max Effort. We stay committed to achieving goals and delivering high-quality outcomes. We embrace a sense of urgency, always pushing for peak performance. We actively learn, listen, improve, and evolve, challenging the status quo.
●	Obsessed with Customer Experience. We prioritize our customers, focusing on their needs and consistently exceed expectations. We make thoughtful decisions to enhance our relationships to foster growth and success. We innovate boldly, implementing new ideas and solutions to deliver extraordinary experiences.
●	Right Thing. We demonstrate the courage and commitment to uphold honesty and transparency. We take accountability for our actions and their outcomes to drive progress. We are committed to ethical principles and integrity in all actions and decisions.
●	Everybody Wins. We collaborate and communicate effectively, fostering open communication. We lead by example, nurturing talent and fostering growth to be forward-thinking. We show gratitude and respect, every voice matters.

Employee engagement. We conduct regular confidential surveys of our employees to determine employee satisfaction and to identify areas of employee engagement that require management attention. A question that is asked as part of these surveys is, “How happy are you working at the Company?” Approximately 70% of respondents answered favorably in the most recent employee survey from the last half of 2025.

Leadership compensation and retention. Our philosophy is that compensation should align the goals of management with the long-term strategy of the Company and the interests of its stockholders and to attract, retain and develop talented people. To achieve this, we seek to provide a competitive level of compensation that rewards for both short-term performance and longer-term value creation, promotes accountability, and incentivizes individual performance aligned with long-term strategy. This philosophy drives all aspects of officer compensation, including our base pay guidelines, annual incentives, and grants of long-term equity-based compensation awards. A substantial portion of each of our executive officer’s compensation is at risk. Annual succession planning for senior leadership is overseen by our Board of Directors, including development plans for the next level of our senior leaders. Annual talent and succession reviews focus on both high performers as well as those with high potential to keep our pipeline of tomorrow’s leaders full.

Development and opportunity. As a franchisor, human capital development and opportunity are foundational elements of our business model. These attributes permeate our networks as we offer motivated entrepreneurs from diverse backgrounds in over 120 countries and territories the opportunity to be successful small business owners in real estate. Moreover, we have been a leader in expanding opportunities for women within real estate since our founding almost 50 years ago. In our early days, one of the keys to our initial success was an intentional decision to target women to join our REMAX network as real estate agents, which helped create professional opportunities for women in a traditionally male-dominated industry at the time. Globally, approximately 49% of our REMAX franchises have at least one female owner and 53% of REMAX agents are women, as of December 31, 2025. We continue to partner with multiple industry advocacy groups that promote diversity and equality in homeownership.

Corporate social responsibility. The REMAX network has supported, since 1992, Children's Miracle Network Hospitals® in the U.S. and Children's Miracle Network® in Canada, to help sick and injured children. Through the Miracle Home® program, participating REMAX agents donate to Children's Miracle Network Hospitals once a home sale transaction is complete. The REMAX network has donated over $218 million to the Children’s Miracle Network Hospitals in the U.S. and Canada combined since 1992. The Motto network aims to bring hope to food-insecure communities through the Motto Mortgage Mission Against Hunger. This initiative organizes food drives nationwide and delivers donations to local food pantries.

Seasonality

The residential housing market is seasonal, with transactional activity in the U.S. and Canada typically peaking in the second and third quarter of each year. Our results of operations are somewhat affected by these seasonal trends. Our Adjusted EBITDA margins are often lower in the first and fourth quarters due primarily to the impact of lower broker fees and other revenue because of lower overall sales volume, as well as higher selling, operating and administrative expenses in the first quarter for expenses incurred in connection with the REMAX annual agent convention.

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

Real Estate and Mortgage Regulation. The Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws and mortgage regulations restrict payments which real estate brokers, mortgage brokers, and other service providers in the real estate industry may receive or pay in connection with the financing of sales of residences, the refinancing of residential mortgage loans and the referral of settlement services, such as real estate brokerage, mortgages, homeowners’ insurance and title insurance. Such laws affect the terms that we may offer in our franchise agreements with Motto franchisees and may to some extent restrict preferred vendor programs, both for Motto and REMAX. Federal, state and local laws, regulations and ordinances related to the origination of mortgages, may affect other aspects of the Motto business, including the extent to which we can obtain data on Motto franchisees’ compliance with their franchise agreements. These laws and regulations include (i) the Federal Truth in Lending Act of 1969 (“TILA”), and Regulation Z (“Reg Z”) thereunder; (ii) the Federal Equal Credit Opportunity Act ("ECOA'') and Regulation B thereunder; (iii) the Federal Fair Credit Reporting Act and Regulation V thereunder; (iv) RESPA, and Regulation X thereunder; (v) the Fair Housing Act; (vi) the Home Mortgage Disclosure Act; (vii) the Gramm-Leach-Bliley Act and its implementing regulations; (viii) the Consumer Financial Protection Act and its implementing regulations; (ix) the Fair and Accurate Credit Transactions Act-FACT ACT and its implementing regulations; and (x) the Do Not Call/Do Not Fax Act and other state and federal laws pertaining to the solicitation of consumers.

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

We are pursuing several strategies to grow and diversify our revenue and earnings and to deploy the cash generated by our business. We constantly strive to increase the value proposition for franchisees, agents, loan originators and consumers. If we do not reinvest in our business in ways that make our brands attractive to franchisees, agents, loan originators and consumers, we may become less competitive. Additionally, we explore opportunities to diversify our revenue streams, including by acquiring other businesses that are complementary to our core businesses, or REMAX Independent Regions. If we fail to develop or execute on our business strategy, fail to make good business decisions, fail to enforce a disciplined management process to ensure that our investment of resources aligns with our strategic plan and our core competencies, or fail to properly allocate resources to and focus management attention on strategic areas, any of these could negatively impact our financial performance and results of operations.

Failing to develop and maintain a positive relationship with our franchisees, agents and loan originators could compromise our ability to maintain or expand the REMAX and Motto networks.

Although we believe our relationships with our franchisees and their agents and loan originators are strong, the nature of such relationships can give rise to conflict. For example, franchisees, agents or loan originators may become dissatisfied with the fees and dues owed to us, particularly in a period of economic downturn and uncertainty or in the event that we increase fees and dues. Affiliates may also disagree with certain network-wide policies and procedures, including policies dictating brand standards or affecting their marketing efforts. They may also be disappointed with other aspects of our value proposition including our marketing initiatives, technology offerings, or educational content. If we experience any conflicts with our franchisees on a large scale, our franchisees may decide not to renew their franchise agreements upon expiration or seek to disaffiliate with us, which could result in litigation. These events may, in turn, materially and adversely affect our business and operating results.

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

Our financial results depend upon the operational and financial success of our franchisees and, for REMAX, their agents and for Motto Mortgage, their loan originators. Our franchise systems provide more autonomy to these independent franchisees than is common in other franchised industries such as hospitality. Given this autonomy, we have virtually no control over the day-to-day operations of our franchisees and no control over the fees they charge.

Our financial results depend heavily upon the number of REMAX agents and Motto offices in our networks, and the success of our franchisees depends largely on the ability of franchisees to attract and retain high quality agents and loan originators. Our independent franchise operators may choose not to adopt initiatives and deploy products that we believe are designed to help them and therefore may be less successful. Most of our revenue is derived from recurring franchise fees paid by our franchisees or regional franchise owners based on the number of affiliated agents or offices, annual dues paid by REMAX agents, and recurring franchise fees based on the number of open Motto offices. If our franchisees are not able to attract and retain agents and loan originators or successfully manage teams of agents within their brokerages, none of which is within our direct control, our revenue may decline.

Our revenue may decline if franchisees are unable or unwilling to pay the fees owed to us. We may or have terminated franchisees for non-payment, non-reporting and other non-compliance with their franchise agreements. We may terminate franchisees more frequently in the future which may, in turn, materially and adversely affect our business and operating results.

Our REMAX franchisees self-report their agent counts and agent commissions which drive the fees due to us, and we have limited tools to verify these reports. This could impact our ability to collect revenue owed to us by our Independent Regions, franchisees, and agents, and could affect our ability to forecast our performance accurately.

Under our REMAX franchise agreements, franchisees, including Independent Regions, self-report (a) the number of agents and (b) gross commissions and other statistics from home sale transactions. This data is used to determine our billings for continuing franchise fees, annual dues and broker fees. We have limited methods of validating the data and must rely on reports submitted and our internal protocols for verifying the data. If franchisees were to underreport or erroneously report such data, even unintentionally, we may not receive all the revenues due to us. In addition, to the extent that we were underpaid, we may not have a definitive method for determining such underpayment. If a material number of our franchisees were to underreport or erroneously report their agent counts, agent commissions, or fees due to us, it could have a material adverse effect on our financial performance and results of operations. Further, REMAX agent count is a key performance indicator (KPI), and incomplete information, or information that is not reported in a timely manner could impair our ability to evaluate and forecast key business drivers and financial performance.

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

REMAX is a strong brand that we believe has contributed significantly to the success of our business, and the Motto brand continues to gain recognition. Maintaining, protecting and enhancing the REMAX brand, as well as our younger brands such as Motto and wemlo, is critical to growing our business. If we do not successfully build and maintain strong brands, our business could be materially harmed.

We derive significant benefit from our market share leadership and our ability to make claims regarding the same, including through use of our slogan that “Nobody in the world sells more real estate than RE/MAX” as measured by residential transaction sides. Loss of market leadership, and as a result an inability to tout the same, may hinder public and industry perception of REMAX as a leader in the real estate market and hurt agent recruitment and franchise sales as a result.

Our business may be subject to risks related to events and circumstances that have a negative impact on our brands. If we are exposed to adverse publicity or events that damage our brands’ images, our business may suffer materially.

We regard our REMAX trademark, balloon logo and property sign design trademarks and our Motto trademarks as valuable assets and important factors in the marketing of our brands. We believe that these and other intellectual property are valuable assets that are critical to our success. Not all the trademarks or service marks that we currently use have been registered in all the countries in which we do business, and they may never be registered in all those countries. There can be no assurance that we will be able to adequately maintain, enforce, and protect our trademarks or other intellectual property rights.

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

Our global REMAX operations, including those in Canada, are subject to risks not generally experienced by our U.S. operations.

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

We have outsourced certain key aspects of our business to external parties, including providing REMAX franchisee and agent technology products, Motto franchisee and loan originator technology products, and supporting our flagship external websites, all of which are key aspects of our value proposition. We also rely on third parties for technology that is critical to financial reporting, our franchise and membership tracking and billing, tools to support REMAX consumer facing websites, and information security. We may enter into other key outsourcing relationships in the future. If one or more of these external parties are not able to perform their functions for a period of time, perform them at an acceptable service level, or handle increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. Our ability to monitor the activities or performance of vendors may be constrained, which makes it difficult for us to assess and manage the risks associated with these relationships. Additionally, the Company could be adversely affected with unsuccessful integration and adoption of these third-party technologies from our franchisees and agents. Further, rapid advancements in AI, coupled with challenges in effectively implementing or integrating such technologies, could hinder our ability to realize anticipated benefits and may impair our competitiveness within the industry.

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

We are vulnerable to certain additional risks and uncertainties associated with our websites, which include but are not limited to, our lead referral system, remax.com, remax.ca, global.remax.com, theremaxcollection.com, remaxcommercial.com, mottomortgage.com, and wemlo.io. These risks include changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. We may experience service disruptions, outages, and other performance problems due to a variety of factors, including reliance on our third-party hosted services, infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service, fraud or other attacks. Our failure to address these risks and uncertainties successfully could reduce our Internet presence, generate fewer leads for REMAX agents and damage our brand.

We may be unable to execute on strategic acquisitions or transactions, including reacquiring the regional franchise rights of REMAX Independent Regions, or successfully integrate acquired companies.

We explore opportunities to acquire other businesses, including businesses that are complementary to our core businesses, or REMAX Independent Regions. The number of remaining Independent Regions is limited so we may have difficulty finding suitable regional franchise acquisition opportunities at an acceptable price. It is possible we may not be able to successfully capitalize on a given acquisition opportunity and/or achieve the expected returns, including the execution of expected cost and growth synergies.

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

As disclosed in Note 13, Commitments and Contingencies, we are a defendant in multiple class action complaints including the “Moehrl-related antitrust litigations” which allege violations of federal antitrust law, among other claims. RE/MAX, LLC entered into the U.S. Settlement Agreement (as defined in Note 13) on October 5, 2023, which would resolve all claims in the Moehrl-related antitrust litigations as well as all similar claims on a nationwide basis.

The U.S. Settlement Agreement was granted final court approval on May 9, 2024. Appeals were subsequently filed, including by one of the plaintiffs in the Batton Action (as defined in Note 13). The Batton Action makes substantially similar allegations and seeks similar relief as the Moehrl-related antitrust litigations but alleges harm to homebuyers rather than home sellers. The U.S. Settlement Agreement will become effective if the order approving it is affirmed at the conclusion of the appeals process. Further details on the Moehrl-related antitrust litigations, the U.S. Settlement Agreement, and other similar litigation matters are disclosed in Note 13, Commitments and Contingencies. There can be no assurance that the appellate court will uphold the district court’s final approval of the U.S. Settlement Agreement. If the appellate court reverses the district court’s ruling granting final approval of the U.S. Settlement Agreement, the Company could incur substantial legal fees in continued litigation, and ultimately, RE/MAX, LLC could be found liable for damages and subject to injunctive relief, which could have a significant impact on our business and results of operations.

On October 31, 2023, the jury in the Burnett Action (as defined in Note 13) found that an unlawful conspiracy existed and awarded approximately $1.8 billion against the three defendants that did not settle the case in advance of the trial: NAR, Keller Williams, and HSA. After the trial, NAR and plaintiffs reached a settlement that included certain business practice changes including prohibiting offers of compensation to buyer brokers on the MLS and requiring buyer agreements for MLS participants working with a buyer. These changes may also result in enhanced competition from new or existing business models. The indirect and direct effects of this action upon the real estate industry and the Company remain unclear. Further, the Moehrl-related antitrust litigations and other legal proceedings may prompt additional regulatory changes to rules established by NAR, local or state real estate boards, or multiple listing services.

The amount and structure of commissions that real estate agents receive could be impacted by the outcome of the antitrust litigations, any related regulatory matters, and/or increased focus on commissions. This could reduce REMAX agent count and/or the fees we receive from our franchisees and agents, which, in turn, could adversely affect our financial condition and results of operations.

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

Further, some of our largest competitors may have greater financial resources and larger budgets than we do to enhance their value proposition to agents, franchisees and consumers. Recent industry consolidation also could allow larger competitors with the ability to scale and pursue strategies to outperform their competitors, such as offering exclusive programs, policies, or broad adoption of private listings accessible only through their agents. To remain competitive in the sale of franchises and to retain our existing franchisees at the time of renewal of their franchise agreements, we may have to reduce the cost of renewals and/or the recurring monthly fees we charge our franchisees. We may have to offer incentives to encourage franchisees to recruit new agents and successfully manage teams of agents. In addition, even with these measures, franchisees may choose not to renew their franchise, or may not recruit new agents.

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

The residential real estate and mortgage markets tend to be cyclical and typically are affected by changes in general economic conditions which are beyond our control. These conditions include fluctuations in interest rates (and by extension, mortgage rates), inflation, wage and job growth, unemployment, home affordability, down payment requirements, inventory, consumer confidence, demographic changes, local or regional economic conditions, and the general condition of the U.S., Canadian, and global economies. The residential real estate and mortgage markets were negatively impacted by rising interest rates in 2022, which led to mortgage rates that more than doubled. Increased mortgage rates strained affordability, which resulted in a reduction in existing home sales that began in the second quarter of 2022 and continued throughout 2023 and 2024. The Federal Reserve Board began cutting interest rates in the third and fourth quarter of 2024, while the Bank of Canada began cutting interest rates in the second quarter of 2024. In 2025, the Federal Reserve continued easing monetary policy with two additional cuts in the second half of 2025. However, current interest rates remain higher than recent years which is likely to continue to adversely impact existing home sales and affordability. While the majority of our revenues are derived from recurring fees based on the number of affiliated agents, offices, or open Motto offices, rather than being directly tied to residential real estate transaction volumes, these declines in the residential real estate and mortgage markets have had and are likely to continue to have a negative effect on our financial condition and results of operations, and such effect may be material.

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

A significant increase in consumer use of technology that eliminates or minimizes the role of the real estate agent could have a materially adverse effect on our business, prospects and results of operations. These options include cloud-based competitors such as direct-buyer companies that purchase directly from the seller, and online discounters who reduce the role of the agent in order to offer sellers a low commission or a flat fee while giving rebates to buyers. How consumers want to buy or sell houses will determine if these models reduce or replace the long-standing preference for full-service agents. In addition, advances in AI and related technology may accelerate the development of tools that diminish the perceived value of full-service real estate agents.

Our operating results are subject to fluctuations due to existing home sales, and results for any quarter may not necessarily be indicative of the results that may be achieved for the full fiscal year.

Historically, we have realized, and expect to continue to realize, lower profitability in the first and fourth quarters due primarily to the impact of lower broker fees and other revenue primarily as a result of lower overall home sale transactions, and higher selling, operating and administrative expenses in the first quarter for expenses incurred in connection with our REMAX annual agent convention. Accordingly, our results of operations may fluctuate on a quarterly basis, which would cause period to period comparisons of our operating results to not be necessarily meaningful and cannot be relied upon as indicators of future annual performance.

Risks Related to Our Legal and Capital Structure

RIHI has substantial influence over us including over decisions that require the approval of stockholders, and its interest in our business may conflict with yours.

RIHI, a company in which David Liniger, our current Chairman and Co-Founder, and Gail Liniger, our Vice Chair Emerita and Co-Founder, respectively, beneficially own a majority and controlling interest, owns all of our outstanding Class B common stock. Although RIHI no longer controls a majority of the voting power of RE/MAX Holdings’ common stock, RIHI remains a significant stockholder of the Company and through its ownership of the Class B common stock holds 38.5% of the voting power of the Company’s stock. Mr. Liniger also personally owns Class A common stock with an additional 1.1% of the voting power of the Company’s stock. Therefore, RIHI has the ability to significantly influence all matters submitted to a vote of our stockholders.

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

Historically, the resiliency of our operation model, which translates to the cash generative nature of our financial model, has allowed us to generate positive cash flows in periods of economic strength and weakness. However, given the litigation settlements and overall economic climate for the housing and mortgage markets, the risk of weakened cash generation has increased. Additionally, the current market conditions and allocating cash to the U.S. and Canadian Settlement Agreements (as defined in Note 13) have reduced our cash balances while also facing a decrease in revenue. We could continue to face strains on cash flows until the markets improve notably. Lastly, lower stock prices also limit our ability to raise capital in the form of equity. If we are not able to access capital in the form of equity, we may be required to rely on other sources of financing to fund our business operations and there can be no assurance that such financing sources will be available or that the terms of such alternative financing will not have an adverse effect on our financial condition and results of operation.

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

In addition, a reduction in government support for home financing, including the possible winding down or privatization of Government-Sponsored Enterprises (“GSEs”) could further reduce the availability of financing for homebuyers in the U.S. residential real estate market. No consensus has emerged in Congress concerning potential reforms relating to Fannie Mae and Freddie Mac and a potential transition to alternative structures for the secondary market, so we cannot predict either the short or long term-effects of such regulation and its impact on homebuyers’ ability to finance and purchase homes.

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

The increased use and rapid advancement of artificial intelligence technologies may introduce additional risks. For example, more sophisticated AI tools may intensify cybersecurity and data‑privacy risks. Although the Company has implemented policies governing employee use of AI technologies, improper or unauthorized use of such tools could result in unintended access to, or disclosure of, confidential, proprietary, or personally identifiable information.

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

Oversight of cybersecurity risks and the cybersecurity program is primarily the responsibility of the Company’s management, including the Chief Digital Information Officer (“CDIO”), and oversight of management is the responsibility of our Board of Directors (the “Board”), primarily through the Audit Committee. The ISO leads periodic reviews and discussions with senior management and the Audit Committee, including results of testing and training, initiatives to continuously improve cybersecurity measures and policies, and implementation of new technologies. In addition, the ISO provides regular updates in areas such as rapidly evolving cybersecurity threats, cybersecurity technologies and solutions deployed internally, and major cybersecurity risk areas and efforts to mitigate those risks.

To date we have not experienced any cybersecurity incidents that have materially affected our business, results of operations or financial condition. We have also not identified any risks from cybersecurity threats, including those arising from previous cybersecurity incidents, that have materially affected the Company, or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Although we have adopted various processes and preventative measures with the objective of preventing breaches and minimizing the risks from cybersecurity matters, given the nature of cybersecurity threats which are constantly evolving over time, there is no guarantee that the Company, including its business strategy, results of operations or financial condition, will not be adversely affected by such threats or that our preventative measures and processes will be effective. For further discussion of the Company’s risk related to cybersecurity, see the risk factor “Cyberattacks, security breaches and improper access to, disclosure or deletion of our data, personally identifiable information we collect, or business records could harm our business, damage our reputation and cause losses” in Part I, Item 1A of this Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “RMAX”. As of February 18, 2026, we had 34 stockholders of record of our Class A common stock. This number does not include stockholders whose stock is held in nominee or street name by brokers. All shares of Class B common stock are owned by RIHI, Inc. (“RIHI”), and there is no public market for these shares.

We did not declare any share dividends during 2025 and 2024. For the first three quarters during the calendar year ended December 31, 2023, we declared and paid a $0.23 per share dividend, respectively. The timing and amount of dividends are subject to approval and declaration by our Board of Directors and depend on a variety of factors, including the financial results and cash flows of RMCO, LLC and its consolidated subsidiaries (“RMCO”), distributions we receive from RMCO, cash requirements and financial condition, our ability to pay dividends under our senior secured credit facility and any other applicable contracts, and other factors deemed relevant by our Board of Directors. During the fourth quarter of 2023, in light of the litigation settlement (See Note 13, Commitments and Contingencies) and ongoing challenging housing and mortgage market conditions, the Company’s Board of Directors suspended the Company’s quarterly dividend and therefore no dividends have been paid since. All dividends declared and paid (if any) will not be cumulative. See Note 5, Earnings (Loss) Per Share and Dividends, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Performance Graph

The following graph and table depict the total return to stockholders from December 31, 2020 through December 31, 2025, relative to the performance of a selected peer group and the Russell 2000 Index. The Company’s selected peer group includes Anywhere Real Estate Inc., Compass, Inc., Douglas Elliman Inc., eXp World Holdings, Inc., Fathom Holdings Inc., and The Real Brokerage Inc. The graph assumes that $100 was invested at the closing price on December 31, 2020 and that all dividends were reinvested.

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

Comparison of Cumulative Five-Year Return

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth stock repurchases of our Class A common stock for the three months ended December 31, 2025:

			Approximate Dollar
	Total Number of Shares		Value of Shares that
	Purchased as part of		May Yet be
	Publicly Announced	Average Price	Purchased Under the
Period	Plans or Programs (a)	Paid Per Share	Plans or Programs
Oct 1-31	—	$—	$62,491,567
Nov 1-30	—	$—	$62,491,567
Dec 1-31	—	$—	$62,491,567
Total	—
(a)	In January 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. As of December 31, 2025, $62.5 million remains available under the program. All repurchase activity ceased in the first quarter of 2023 in light of challenging housing and mortgage market conditions and subsequently the third quarter of 2023 litigation settlement (see Note 13, Commitments and Contingencies).

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

Executive Summary

Business Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the RE/MAX® brand (“REMAX”) and mortgage brokerages in the U.S. under the Motto Mortgage brand (“Motto”). We also sell ancillary products and services to our franchise networks, including affiliate spend on marketing services within the Marketing as a Service (“MaaS”) platform to our REMAX network, loan processing services to our Motto network and other third parties through our wemlo® brand and advertisements on and lead generation services from our flagship websites www.remax.com and www.remax.ca. REMAX and Motto are 100% franchised. We do not own any of the brokerages that operate under the REMAX and Motto brands but provide the right to use our brands and a unique value proposition to support our franchisees as they fund their own growth and development. As a result, we maintain a low fixed-cost structure which, combined with our recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow. We are focused on operating our business as efficiently and effectively as possible, maintaining a growth mindset, and delivering the absolute best customer experience. We provide quality education, innovative technology products, valuable marketing and we leverage our size and scale to continue to build the strength of our brands and enhance our competitive advantages.

To best serve our customers, we are organized into the following segments based on the services we provide:

●	Real Estate, which includes our REMAX brand along with corporate-wide shared services expenses;
●	Mortgage, which includes our Motto Mortgage and wemlo brands; and
●	Marketing Funds, which includes our collective franchise marketing funds, which operate at no profit.

Financial and Operational Highlights

In 2025, our global agent network reached to a record 148,500 agents, with three consecutive quarters of stabilization in U.S. agent count and relatively flat activity in Canada, despite challenging housing and mortgage market conditions in the U.S. and Canada and broader economic uncertainty. These macro factors contributed to declines in U.S. REMAX agent count, open Motto offices, and total revenue.

Although the macroeconomic environment has presented several uncontrollable challenges, we continue to focus on growth initiatives to elevate and expand the value proposition for our affiliates that are designed to empower them to win more business, save time and build more profitable businesses.

We continued to invest in growth initiatives to strengthen our value proposition and support franchisee, agent and loan originator success. In early 2025, we launched refreshed, digital-first branding, followed by the introduction of AspireSM, an optional performance-based economic model designed to improve recruiting and onboarding of new-to-REMAX agents by sharing a higher portion of the economic risk and reducing fixed fees. During an Aspire agent’s first year with REMAX, a franchisee pays REMAX 5% of their gross commission income (paid after each closing) up to an annual maximum of $5,000, a $25 per-transaction fee and the standard $410 annual dues. For offices who have agents participating in Aspire (or any cap program), Broker fees are estimated and recognized ratably on a straight-line basis over a one-year period. Aspire program adoption is early but encouraging, now with approximately 2,000 agents participating in the program.

In September 2025, we introduced the AscendSM and AppreciateSM programs, providing additional flexible economic models for new and existing agents. The Ascend program offers an approximate 45% reduction in fixed fees, an annual per agent maximum on Broker Fees of $3,000, a $25 per-transaction fee and the standard $410 per agent of annual dues. The Ascend program allows franchisees to benefit from a cash flow perspective as an increase in the proportion of their fees are variable and more closely connected to the timing of closed transactions and commissions.

Franchisees who choose to adopt the Ascend program have three options: Option one, remain on their current plan but recruit new agents under Aspire. After a year, those Aspire agents would shift to the brokerage’s current plan. Option two, shift the entire brokerage to Ascend, with any new agents recruited under Aspire transitioning to Ascend after their first year. Option three, adopt a hybrid structure, keeping existing agents on their current plan, while providing the widest range of options in recruiting by placing new agents on either Aspire, Ascend or the brokerage’s current model.

The Appreciate program replaces our existing retirement plan for eligible agents aged 70 or older with at least 10 years of experience with REMAX. Appreciate eliminates monthly fees in favor of a $100 transaction fee, a 5% Broker Fee and reduced annual dues of $99.

We also expanded our technology and marketing offerings with the launch of Marketing as a Service (MaaS), an AI-enabled platform that simplifies marketing for affiliates in the U.S. and Canada, where we generate revenue from affiliate spend on marketing services within the platform. We continued to invest in our flagship websites, remax.com, remax.ca, and mottomortgage.com to enhance consumer engagement, agent productivity, and revenue diversification.

These enhancements contributed to renewed momentum in agent recruitment, including the largest conversion in Company history in January 2026, when more than 1,200 agents across 17 offices joined the REMAX network in the Greater Toronto Area.

These factors contributed to the following results for the year and period ended December 31, 2025:

(Compared to the year and period ended December 31, 2024, unless otherwise noted)

●	Total revenue of $291.6 million, a decrease of 5.2% from the prior year.
●	Revenue excluding the Marketing Funds(a), decreased 4.3% to $218.8 million which was driven by negative organic growth of 3.9% and adverse foreign currency movements of 0.4%.
●	Net income attributable to RE/MAX Holdings, Inc. of $8.2 million, compared to $7.1 million in the prior year.
●	Adjusted EBITDA(a) decreased 4.1% to $93.7 million and Adjusted EBITDA margin(a) increased 30 basis points from the prior year to 32.1%.
●	Total agent count increased by 1.4% to 148,660 agents.
●	U.S. and Canada combined agent count decreased 4.6% to 72,977 agents.
●	Total open Motto Mortgage offices decreased 24.0% to 171 offices.
(a)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. generally accepted accounting principles (“U.S. GAAP”) measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of Total revenue. Revenue excluding the Marketing Funds is a non-GAAP measure of financial performance that differs from U.S. GAAP. Revenue excluding the Marketing Funds is calculated directly from our consolidated financial statements as Total revenue less Marketing Funds fees.

The Financial and Operational Highlights, Results of Operations and Sources and Uses of Cash, for the years ended December 31, 2024 and 2023 and as compared to the years ended December 31, 2023 and 2022, respectively, has been previously disclosed in Item 7 of our 2024 Annual Report on Form 10-K and in Item 7 of our 2023 Annual Report on Form 10-K, and are incorporated herein by reference.

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

We review year-over-year revenue growth excluding the Marketing Funds as a key measure of our success in addressing customer needs. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

●	Organic – We define organic revenue growth as total revenue growth other than the Marketing Funds, acquisitions and foreign currency movements. Organic revenue growth can be achieved through many means, including by growing our REMAX agent count, selling and maintaining more open franchises, especially Motto franchises, and increasing home prices.
●	Acquisitive – We define acquisitive revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition.
●	Foreign currency – We define the foreign currency impact on revenue as the difference between current revenue measured at current exchange rates and current revenue measured at the corresponding prior period exchange rates. Due to the significance of revenue transacted in foreign currencies, we believe it is important to measure the impact of foreign currency movements on revenue.

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

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations for the last three years.

	December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	#	%	#	%
Agent Count:
U.S.
Company-Owned Regions	41,998	44,911	48,401	(2,913)	(6.5)%	(3,490)	(7.2)%
Independent Regions	6,167	6,375	6,730	(208)	(3.3)%	(355)	(5.3)%
U.S. Total	48,165	51,286	55,131	(3,121)	(6.1)%	(3,845)	(7.0)%
Canada
Company-Owned Regions	19,803	20,311	20,270	(508)	(2.5)%	41	0.2%
Independent Regions	5,009	4,860	4,898	149	3.1%	(38)	(0.8)%
Canada Total	24,812	25,171	25,168	(359)	(1.4)%	3	—%
U.S. and Canada Total	72,977	76,457	80,299	(3,480)	(4.6)%	(3,842)	(4.8)%
Outside U.S. and Canada
Independent Regions	75,683	70,170	64,536	5,513	7.9%	5,634	8.7%
Outside U.S. and Canada Total	75,683	70,170	64,536	5,513	7.9%	5,634	8.7%
Total	148,660	146,627	144,835	2,033	1.4%	1,792	1.2%

REMAX open offices:
U.S.	2,978	3,139	3,340	(161)	(5.1)%	(201)	(6.0)%
Canada	920	938	956	(18)	(1.9)%	(18)	(1.9)%
U.S. and Canada Total	3,898	4,077	4,296	(179)	(4.4)%	(219)	(5.1)%
Outside U.S. and Canada	4,703	4,658	4,726	45	1.0%	(68)	(1.4)%
Total	8,601	8,735	9,022	(134)	(1.5)%	(287)	(3.2)%

Motto open offices (1):	171	225	246	(54)	(24.0)%	(21)	(8.5)%

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	#	%	#	%
REMAX franchise sales:
U.S.	108	109	184	(1)	(0.9)%	(75)	(40.8)%
Canada	24	36	37	(12)	(33.3)%	(1)	(2.7)%
U.S. and Canada Total (2)	132	145	221	(13)	(9.0)%	(76)	(34.4)%
Outside U.S. and Canada	732	654	727	78	11.9%	(73)	(10.0)%
Total	864	799	948	65	8.1%	(149)	(15.7)%

Motto franchise sales:	12	26	27	(14)	(53.8)%	(1)	(3.7)%
(1)	During the fourth quarter of 2025, we made the strategic decision to terminate approximately 80 Motto franchisees who were receiving significant financial relief or were otherwise not performing from an operational perspective. As a result, fewer Motto franchisees were receiving short-term financial assistance as of December 31, 2025. As of December 31, 2025, 2024 and 2023, there were 19, 53 and 56 offices, respectively, that we were offering short-term financial relief and are temporarily not billed or are deferred.
(2)	Franchise sales includes team office sales.

	Year Ended December 31,
	2025	2024	2023
Total revenue	$291,601	$307,685	$325,671
Total selling, operating and administrative expenses	$146,702	$152,258	$171,548
Operating income (loss)	$47,043	$40,181	$(10,637)
Net income (loss)	$13,433	$8,077	$(98,486)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$8,153	$7,123	$(69,022)
Adjusted EBITDA (1)	$93,721	$97,700	$96,288
Adjusted EBITDA margin (1)	32.1%	31.8%	29.6%
(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Year Ended December 31, 2025 vs. Year Ended December 31, 2024

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2025	2024	$	%
Revenue:
Continuing franchise fees	$112,865	$122,011	$(9,146)	(7.5)%
Annual dues	30,462	32,188	(1,726)	(5.4)%
Broker fees	53,691	51,816	1,875	3.6%
Marketing Funds fees	72,835	78,983	(6,148)	(7.8)%
Franchise sales and other revenue	21,748	22,687	(939)	(4.1)%
Total revenue	$291,601	$307,685	$(16,084)	(5.2)%

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to a reduction in U.S. agent count and, to a lesser extent, incentives related to modifications to the Company’s standard fee models, including the Aspire program, which resulted in a corresponding increase in Broker Fees.

Broker Fees

Revenue from Broker fees increased primarily due to recently introduced incentives related to modifications to the Company’s standard fee models, including the Aspire program, which resulted in a corresponding decrease to Continuing franchise fees. In addition, higher average home sales prices in the U.S., along with the impact of recognizing Broker fees ratably throughout the year in the U.S. and Canada for capped programs such as Aspire, further contributed to the increase. These increases were partially offset by a decline in U.S. agent count.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to a reduction in U.S. agent count and incentives related to modifications to the Company’s standard fee models, including the Aspire program. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue decreased primarily due to a reduction in revenue from previous acquisitions, Franchise sales revenue, revenue from preferred marketing arrangements and revenue from our annual REMAX agent convention and other events. These decreases were partially offset by revenue driven by investments in our flagship website including higher advertising revenue and revenue from our Lead Concierge Program.

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2025	2024	$	%
Revenue excluding the Marketing Funds:
Total revenue	$291,601	$307,685	$(16,084)	(5.2)%
Less: Marketing Funds fees	72,835	78,983	(6,148)	(7.8)%
Revenue excluding the Marketing Funds	$218,766	$228,702	$(9,936)	(4.3)%

Revenue excluding the Marketing Funds decreased primarily due to negative organic revenue growth of 3.9% and adverse foreign currency movements of 0.4%. Negative organic revenue growth was driven by a decrease in U.S. agent count, recently introduced incentives related to modifications to the Company’s standard fee models, including Aspire, a reduction in revenue from previous acquisitions, lower Mortgage segment revenue and Franchise sales revenue; partially offset by an increase in Broker fees and revenue from advertising revenue on our flagship websites.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2025	2024	$	%
Operating expenses:
Selling, operating and administrative expenses	$146,702	$152,258	$5,556	3.6%
Marketing Funds expenses	72,835	78,983	6,148	7.8%
Depreciation and amortization	25,848	29,561	3,713	12.6%
Settlement and impairment charges	(1,542)	5,483	7,025	n/m
Change in estimated tax receivable agreement liability	715	1,219	504	n/m
Total operating expenses	$244,558	$267,504	$22,946	8.6%
Percent of revenue	83.9%	86.9%

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

A summary of the components of our selling, operating and administrative expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2025	2024	$	%
Selling, operating and administrative expenses:
Personnel	$86,834	$94,174	$7,340	7.8%
Professional fees	14,265	12,260	(2,005)	(16.4)%
Lease costs	6,260	6,756	496	7.3%
Other	39,343	39,068	(275)	(0.7)%
Total selling, operating and administrative expenses	$146,702	$152,258	$5,556	3.6%
Percent of revenue	50.3%	49.5%

Total selling, operating and administrative expenses decreased as follows:

●	Personnel expenses decreased primarily due to an increase in expenses charged to the Marketing Funds, see Note 2, Summary of Significant Accounting Policies for additional information. Also contributing to the decrease was lower headcount resulting in lower employee compensation and benefit related costs, as well as lower employee retention-related expenses, and equity-based compensation expense. The aforementioned decreases in personnel expenses were partially offset by higher severance expenses, further disclosed in Note 2, Summary of Significant Accounting Policies.
●	Professional fees increased primarily due to higher investments in technology and our flagship websites.
●	Other selling, operating and administrative expenses increased primarily due to an increase in bad debt expense and losses on sale and disposal of assets; mostly offset by a reduction in expenses from our annual REMAX agent convention and other events and decreased training costs.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower franchise agreements amortization expense from prior years Independent Region acquisitions and from previous acquisitions (excluding Independent Region acquisitions) becoming fully amortized.

Settlement and Impairment Charges

Settlement and Impairment Charges (2025)

During the first quarter of 2025 we recorded a cost recovery of $2.1 million related to a previous settlement, that was received in the fourth quarter of 2025 from an escrow fund from a prior acquisition. This was initially recorded to “Settlement and impairment charges” within the Consolidated Statements of Income (Loss) with a corresponding amount recorded to “Accounts and notes receivable, net of allowances” within the Consolidated Balance Sheets. This was partially offset by an immaterial legal matter that was settled during the first quarter of 2025, which is being paid out over twelve months, beginning in the second quarter of 2025. Activity related to this immaterial legal matter was initially recorded to “Settlement and impairment charges” within the Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Consolidated Balance Sheets. Additionally, we also recorded an immaterial impairment on an office lease in Canada in the first quarter of 2025 to “Settlement and impairment charges” within the Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Operating lease right of use assets” within the Consolidated Balance Sheets.

Settlement Charges (2024)

In early 2025, REMAX OA reached substantial agreement on monetary terms and business practice changes to resolve the Canadian competition litigations (as defined in Note 13, Commitments and Contingencies), which includes the payment of a total settlement amount of $7.8 million Canadian dollars (the “Canadian Settlement Amount”) into an interest-bearing account. We accrue for matters when losses are both probable and estimable and as a result, during the fourth quarter of 2024, we recorded the total settlement charge of $7.8 million Canadian dollars (approximately $5.5 million U.S. dollars translated at a weighted average exchange rate) to “Settlement and impairment charges” within the Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Consolidated Balance Sheets. As of December 31, 2024, the Canadian Settlement Amount payable was approximately $5.4 million in U.S. dollars translated at the balance sheet date. The court approved the Canadian Settlement Agreement on October 8, 2025 resulting in a reduction of $7.8 million Canadian dollars (translated to $5.6 million U.S. dollars at the transaction date) in “Restricted cash” with a corresponding reduction of the liability in “Accrued liabilities” within the Consolidated Balance Sheets. The corresponding liability in “Accrued liabilities” was also released during 2025. See Note 13, Commitments and Contingencies for additional information.

Change in Estimated Tax Receivable Agreement Liability

During 2025, we recorded a $0.8 million change in estimated TRA liability and as of December 31, 2025, the Tax Receivable Agreements (“TRA”) liability of $1.5 million is anticipated to be paid in 2026 for the 2024 tax year. During 2024, we recorded a $1.2 million change in estimated TRA liability related to the 2024 and 2023 tax years. During 2023, we recorded an increase of $63.8 million to our valuation allowance on our U.S. net deferred tax assets. In relation to this valuation allowance, we also remeasured the liability under the TRAs as of December 31, 2023, and recorded a $25.3 million change in estimated TRA liability.

Other Expenses, Net

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Year Ended		Change
	December 31,		Favorable/(Unfavorable)
	2025	2024	$	%
Other expenses, net:
Interest expense	$(31,700)	$(36,258)	$4,558	12.6%
Interest income	3,580	3,738	(158)	(4.2)%
Foreign currency transaction gains (losses)	705	(1,461)	2,166	n/m
Total other expenses, net	$(27,415)	$(33,981)	$6,566	19.3%
Percent of revenue	9.4%	11.0%

n/m - not meaningful

Other expenses, net decreased primarily due to a decrease in interest expense due to lower interest rates.  Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian Dollar and the Canadian dollar strengthened in comparison to the U.S. dollar between the year ended December 31, 2024 and the year ended December 31, 2025.

Provision for Income Taxes

The Company’s effective tax rate for the year ended December 31, 2025 was 31.6%, compared to (30.3)% for the year ended December 31, 2024. The effective tax rate for the year ended December 31, 2025 was higher than the statutory rate primarily due to a greater proportion of higher taxed foreign income in comparison to domestic income, foreign taxes that are not creditable as the related credits belong to the noncontrolling interest, and the impacts of One Big Beautiful Bill Act (“OBBB”) related tax law changes together with a valuation allowance against current year deferred tax assets. The effective income tax rate for the year ended December 31, 2024 was lower than the statutory rate primarily driven by the reversal of a valuation allowance against certain deferred tax assets due to the execution of tax planning opportunities that resulted in an unusually low effective income tax rate.

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

Adjusted EBITDA was $93.7 million for the year ended December 31, 2025, a decrease of $4.0 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to lower revenue from a decline in U.S. agent count, recently introduced incentives related to modifications to the Company’s standard fee models, including Aspire, an increase in bad debt expense, lower revenue from previous acquisitions and lower Franchise sales revenue; partially offset by certain lower personnel-related expenses.

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

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$13,433	$8,077	$(98,486)
Depreciation and amortization	25,848	29,561	32,414
Interest expense	31,700	36,258	35,741
Interest income	(3,580)	(3,738)	(4,420)
Provision for income taxes	6,195	(1,877)	56,947
EBITDA	73,596	68,281	22,196
Settlement and impairment charges (1)	(1,542)	5,483	73,783
Equity-based compensation expense	16,627	18,855	19,536
Fair value adjustments to contingent consideration (2)	(109)	(225)	(533)
Restructuring charges (3)	2,536	1,227	4,210
Change in estimated tax receivable agreement liability (4)	715	1,219	(25,298)
Other adjustments (5)	1,898	2,860	2,394
Adjusted EBITDA	$93,721	$97,700	$96,288
(1)	During 2025, we recorded a cost recovery in connection with a previous settlement, that was received in the fourth quarter of 2025 from an escrow fund from a prior acquisition. This was partially offset by the settlement of an immaterial legal matter and an impairment recognized on an office lease in Canada, see Note 3, Leases, for additional information on our leases. During 2024 and 2023, represents the settlements of certain industry class-action lawsuits and other legal settlements, see Note 13, Commitments and Contingencies, for additional information. During 2023, in connection with our annual goodwill impairment test, we concluded that the carrying value of the Mortgage reporting unit within the Mortgage segment exceeded its fair value, resulting in an impairment charge to the Mortgage reporting unit goodwill. See Note 7, Intangible Assets and Goodwill, for additional information.
(2)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 10, Fair Value Measurements, to the accompanying consolidated financial statements for additional information.
(3)	During 2025 and 2024, we restructured our support services to further enhance the overall customer experience. Additionally, during 2023, we announced a reduction in force and reorganization intended to streamline our operations and yield cost savings over the long term. See Note 2, Summary of Significant Accounting Policies, for additional information.
(4)	Change in estimated tax receivable agreement liability is the result of a valuation allowance on deferred tax assets. See Note 4, Non-controlling Interest and Note 11, Income Taxes, for additional information.
(5)	Other adjustments are primarily made up of losses on disposal of assets in 2025 and employee retention related expenses from our CEO transition in 2024 and 2023.

Liquidity and Capital Resources

Overview of Factors Affecting Our Liquidity

Our liquidity position is influenced by trends in our agent, loan originator, and franchise base, as well as conditions in the real estate and mortgage markets. Our short-term liquidity position has fluctuated and will continue to be impacted by various factors, including agent count in the REMAX network—particularly in Company-Owned Regions—and, to a lesser extent, the number of open Motto offices. Additionally, the timing and scale of new revenue diversification opportunities may also affect our and liquidity.

(i)	cash receipt of revenues;
(ii)	payment of selling, operating and administrative expenses;
(iii)	net investments in our Real Estate and Mortgage segments;
(iv)	cash consideration for acquisitions and acquisition-related expenses;
(v)	principal payments and related interest payments on our Senior Secured Credit Facility;
(vi)	corporate tax payments paid by the Company;
(vii)	payments to the TRA parties pursuant to the TRA’s;
(viii)	payments related to legal settlements including the settlements of certain industry class-action lawsuits and other legal settlements;
(ix)	distributions and other payments to non-controlling unitholders pursuant to the terms of RMCO’s limited liability company operating agreement (“the RMCO, LLC Agreement”);
(x)	dividend payments to stockholders of our Class A common stock; and
(xi)	share repurchases.

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

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”), which was amended and restated on July 21, 2021 to refinance our previous facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028 and a $50.0 million revolving loan facility, which was amended on September 30, 2025, to extend the maturity from July 21, 2026 to April 21, 2028, if any amounts are drawn. The Senior Secured Credit Facility also provides for incremental facilities under which RE/MAX, LLC may request to add one or more tranches of term facilities or increase any then existing credit facility in the aggregate principal amount of up to $100 million (or a higher amount subject to the terms and conditions of the Senior Secured Credit Facility), subject to lender participation.

The Senior Secured Credit Facility is guaranteed by RMCO and is secured by a lien on substantially all of the assets of RE/MAX, LLC and other operating companies.

The Senior Secured Credit Facility requires us to repay term loans at approximately $1.2 million per quarter. We are also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF”) as defined in the Senior Secured Credit Facility, at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR”) as defined in the Senior Secured Credit Facility, is in excess of 4.25:1. If the TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if our TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. As of December 31, 2025, no ECF payment was required because the TLR was below 3.75:1.

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

We calculate the TLR quarterly and it is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ending December 31, 2025, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $102.6 million and as of December 31, 2025, the TLR was 3.12:1.

With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Prior to July 2023, borrowings under the term loans and revolving loans accrued interest, at our option on (a) LIBOR, provided LIBOR was no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate was adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate that was quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%.

After July 2023, due to the transition away from LIBOR, borrowings under the term loans and revolving loans accrue interest, at our option on (a) the adjusted forward-looking term rate based on the Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), provided if the Adjusted Term SOFR would be less than 0.50%, the Adjusted Term SOFR shall be deemed to be 0.50%, plus an applicable margin of 2.50% or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Adjusted Term SOFR plus 1.00%, (such greatest rate, the “ABR”), provided if the ABR would be less than 1.50%, ABR shall be deemed to be 1.50%, plus in each case, an applicable margin of 1.50%. As of December 31, 2025, the interest rate on the term loan facility was 6.3%.

If any amounts have been drawn on the $50 million revolving line of credit as of the last day of any fiscal quarter, the terms of the Senior Secured Credit Facility require the TLR to not exceed 4.50:1 as of the last day of four consecutive fiscal quarters. As a result, as long as the TLR remains below 4.50:1 access to borrowings under the revolving line of credit will not be restricted. A commitment fee of 0.5% per annum (subject to reductions) accrues on the amount of unutilized revolving line of credit regardless of our TLR. As of the date of this report, no amounts were drawn on the revolving line of credit.

As of December 31, 2025, we had $436.8 million of term loans outstanding and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of December 31, 2025, and 2024, we had $118.7 million and $96.6 million, respectively, in cash and cash equivalents, of which approximately $29.8 million and $19.7 million were denominated in foreign currencies, respectively.

	Year Ended
	December 31,
	2025	2024
Cash provided by (used in):
Operating activities	$40,878	$59,652
Investing activities	(7,782)	(5,876)
Financing activities	(10,750)	(8,273)
Effect of exchange rate changes on cash	1,435	(1,979)
Net change in cash, cash equivalents and restricted cash	$23,781	$43,524

Operating Activities

Cash provided by operating activities decreased primarily due to a decrease in Adjusted EBITDA, an increase in net settlement payments (including the release of the Canadian Settlement Amount, partially offset by the receipt of the cost recovery in connection with a previous settlement from an escrow fund from a prior acquisition), and timing differences on various operating assets and liabilities, partially offset by lower interest payments.

Investing Activities

For the year ended December 31, 2025, the change in cash used in investing activities was primarily the result of higher spend on capitalizable investments in technology and certain property and equipment in the current year, a decrease in collections on loans receivable, and increases in other investments, partially offset by lower spend on leased buildings other than our corporate headquarters.

Financing Activities

For the year ended December 31, 2025, cash used in financing activities was higher primarily due to higher tax withholding payments for share-based compensation and timing of contingent consideration payments.

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

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $7.4 million, $6.6 million and $6.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts primarily relate to investments in technology and spend on property and equipment. Total capital expenditures for 2026 are expected to be between $9.0 million and $11.0 million. See Financial and Operational Highlights above for additional information.

Return of Capital

In the first three quarters of 2023, as disclosed in Note 5, Earnings Per Share and Dividends, our Board of Directors approved quarterly cash dividends of $0.23 per share on all outstanding shares of Class A common stock. During the fourth quarter 2023, in light of the settlement of an industry class-action lawsuit (for additional information See Note 13, Commitments and Contingencies) and ongoing challenging housing and mortgage market conditions, our Board of Directors suspended our quarterly dividend and therefore no dividends have been paid since.

During the first quarter of 2022, our Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. The share repurchase program may be suspended or discontinued at any time. As of December 31, 2025, $62.5 million remained available under the share repurchase authorization.

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

Payments Pursuant to the Tax Receivable Agreements

As of December 31, 2025, the Company reflected a total liability of $1.5 million under the terms of its TRAs, to be paid in 2026. The liability pursuant to the TRAs will increase upon future exchanges by RIHI of RMCO common units or with future reversals of the valuation allowances, with the increase representing 85% of the estimated future tax benefits, if any, resulting from such exchanges. Payments are made on this liability as tax benefits are realized by Holdings.

Distributions and other payments paid to non-controlling unitholders pursuant to the RMCO, LLC Agreement were immaterial for the years ended December 31, 2025 and 2024. Payments pursuant to the TRAs were $0.8 million and $0.5 million for the year ended December 31, 2025 and 2024, respectively.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2025 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Secured Credit Facility (including current portion) (1)	$439,300	$4,600	434,700	—	—
Interest payments on credit facility (2)	71,049	28,084	42,965	—	—
Undiscounted lease obligations (3)	19,137	8,056	10,504	495	82
Payments pursuant to tax receivable agreements (4)	1,542	1,542	—	—	—
Vendor contracts (5)	79,516	54,619	24,897	—	—
Estimated undiscounted contingent consideration payments (6)	1,334	1,334	—	—	—
	$611,878	$98,235	$513,066	$495	$82
(1)	We have reflected full payment of our Senior Secured Credit Facility in July 2028 at maturity. The Senior Secured Credit Facility may require additional prepayments throughout the term of the loan based on our TLR as discussed above.
(2)	The variable interest rate on the Senior Secured Credit Facility is assumed at the interest rate in effect as of December 31, 2025 of 6.3%.
(3)	We are obligated under non-cancellable leases for offices and equipment. Future payments under these leases and commitments, net of payments to be received under sublease agreements of $5.5 million in the aggregate, are included in the table above, See Note 3, Leases, to the accompanying consolidated financial statements for more information.
(4)	As described elsewhere in this Annual Report on Form 10-K, we entered into TRAs, that will provide for the payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of tax deductions arising from the increase in tax basis in RMCO’s assets. The amounts presented above are undiscounted.
(5)	Represents outstanding purchase orders or contracts with vendors initiated in the ordinary course of business for operating and capital expenditures, including payments from the Marketing Funds.
(6)	Represents estimated undiscounted payments to the former owner of Motto as required per the purchase agreement. See Note 10, Fair Value Measurements, to the accompanying consolidated financial statements for more information.

Commitments and Contingencies

Our management does not believe there are any matters involving us that could result, individually or in the aggregate, in a material adverse effect on our financial condition, results of operations and cash flows.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of December 31, 2025.

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

Pursuant to the TRA agreements, Holdings makes annual payments to RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”) (a successor to the TRAs prior owners) equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. A TRA liability of $1.5 million exists as of December 31, 2025 for the future cash obligations expected to be paid under the TRAs and is not discounted. The calculation of this liability is a function of the step-up described above and therefore has the same complexities and estimates. Similar to the deferred tax assets, these liabilities would likely increase materially if RIHI redeems additional common units of RMCO or with future reversals of the valuation allowances.

Allowance Against Accounts and Notes Receivable

We record estimates of expected credit losses against our accounts and notes receivable based on historical experience, the credit quality of specific accounts, and general economic conditions that can affect our performance, including changes in interest rates or the number of existing home sales, which are expected to impact the performance of our franchisees, agents and loan originators. We review our allowance for doubtful accounts and notes policy periodically, reflecting current risks, trends, and changes in industry conditions.

The allowance for doubtful accounts was $12.6 million and $11.2 million at December 31, 2025 and 2024, respectively, an increase of $1.4 million. Accounts receivable balances greater than 90 days past due as a percent of accounts receivable at December 31, 2025 increased to 44% from 40% at December 31, 2024, which was primarily attributable to ongoing economic uncertainties and difficult housing and mortgage market conditions in the U.S. and Canada and continued uncertainty in the global economy.

Although we believe the allowance for doubtful accounts is sufficient, a decline in economic conditions could lead to the deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments and requiring additional allowances that could materially impact our consolidated results of operations. We believe our exposure to customer credit risk is limited due to the large number of customers comprising our customer base.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the years ended December 31, 2025 and 2024, bad debt expense was 1.1% and 0.4% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. At December 31, 2025, $439.3 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. As of December 31, 2025, the interest rate on our Senior Secured Credit Facility was based on Adjusted Term SOFR, subject to a floor of 0.50%, plus an applicable margin of 2.50%. We transitioned from LIBOR to Adjusted Term SOFR during the third quarter of 2023 and borrowings under the term loans and revolving loans accrued interest based on Adjusted Term SOFR, beginning on July 31, 2023, subject to the same floor of 0.50%, plus the same applicable margin of 2.50%.

As of December 31, 2025, the interest rate was 6.3%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

Currency Risk

We have a network of global franchisees in over 120 countries and territories. Fluctuations in exchange rates of the U.S. dollar against foreign currencies can result, and have resulted, in fluctuations in (a) revenue and operating income (loss) due to a portion of our revenue being denominated in foreign currencies and (b) foreign exchange transaction gains and losses due primarily to cash, accounts receivable, and other liability balances denominated in foreign currencies, with the Canadian dollar representing the most significant exposure. To mitigate a portion of this risk related to (b), we enter into short-term foreign currency forwards to minimize exposures related to foreign currency. See Note 2, Summary of Significant Accounting Policies, for more information. In addition, we actively convert cash balances into U.S. dollars to mitigate currency risk on cash positions.

During the year ended December 31, 2025, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $1.7 million, respectively, related to currency risk (a) above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

RE/MAX Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RE/MAX Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Measurement of the accounts receivable allowance
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company’s allowance against accounts and notes receivable was $12.6 million as of December 31, 2025. The Company records estimates of expected credit losses against its accounts receivable based on historical experience, the credit quality of specific accounts, and general economic conditions that can affect their performance. Economic conditions that affect the Company’s ability to collect its accounts receivable are also conditions expected to impact the performance of its franchisees, agents and loan originators, in particular changes in interest rates or the number of existing home sales.

Auditing the Company’s estimated allowance against accounts receivable involved a higher degree of judgment due to the subjective nature of the impact of economic conditions on expected collections. A decline in economic conditions could lead to the deterioration in the financial condition of the Company’s customers, resulting in an inability of the customers to make payments and requiring an additional allowance against accounts receivable beyond what historical collection rates would require under the Company’s policy.
How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to calculate and record the allowance against accounts receivable. This included testing controls over management’s evaluation of the historical collection rates and economic conditions used to estimate the allowance against accounts receivable.

To test the measurement of the allowance against accounts receivable, our audit procedures included, among others, testing the completeness and accuracy of the data utilized to determine the historical collection rates, evaluating recent trends that reflect the impacts of the current economic environment, and assessing specific reserves recorded by the Company to reflect current economic conditions.  We also performed a sensitivity analysis to evaluate the impact of different assumptions on the recorded allowance against accounts receivable.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2023.

Denver, Colorado

February 19, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

RE/MAX Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited RE/MAX Holdings, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RE/MAX Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 19, 2026

RE/MAX HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$118,736	$96,619
Restricted cash	74,332	72,668
Accounts and notes receivable, net of allowances	26,944	27,807
Income taxes receivable	8,188	7,592
Other current assets	11,940	13,825
Total current assets	240,140	218,511
Property and equipment, net of accumulated depreciation	5,996	7,578
Operating lease right of use assets	12,608	17,778
Franchise agreements, net	67,080	81,186
Other intangible assets, net	10,774	13,382
Goodwill	239,572	237,239
Income taxes receivable, net of current portion	—	355
Other assets, net of current portion	6,305	5,565
Total assets	$582,475	$581,594
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,986	$5,761
Accrued liabilities	100,927	110,859
Income taxes payable	105	541
Deferred revenue	21,391	22,848
Debt	4,600	4,600
Payable pursuant to tax receivable agreements	1,542	1,537
Operating lease liabilities	9,217	8,556
Total current liabilities	141,768	154,702
Debt, net of current portion	432,151	436,243
Deferred tax liabilities	8,193	8,448
Deferred revenue, net of current portion	12,859	14,778
Operating lease liabilities, net of current portion	13,514	22,669
Other liabilities, net of current portion	2,978	3,148
Total liabilities	611,463	639,988
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 20,095,180 and 18,971,435 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	578,429	565,072
Accumulated deficit	(126,072)	(133,727)
Accumulated other comprehensive income (deficit), net of tax	54	(1,864)
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	452,413	429,483
Non-controlling interest	(481,401)	(487,877)
Total stockholders' equity (deficit)	(28,988)	(58,394)
Total liabilities and stockholders' equity (deficit)	$582,475	$581,594

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Continuing franchise fees	$112,865	$122,011	$127,384
Annual dues	30,462	32,188	33,904
Broker fees	53,691	51,816	51,012
Marketing Funds fees	72,835	78,983	83,861
Franchise sales and other revenue	21,748	22,687	29,510
Total revenue	291,601	307,685	325,671
Operating expenses:
Selling, operating and administrative expenses	146,702	152,258	171,548
Marketing Funds expenses	72,835	78,983	83,861
Depreciation and amortization	25,848	29,561	32,414
Settlement and impairment charges	(1,542)	5,483	73,783
Change in estimated tax receivable agreement liability	715	1,219	(25,298)
Total operating expenses	244,558	267,504	336,308
Operating income (loss)	47,043	40,181	(10,637)
Other expenses, net:
Interest expense	(31,700)	(36,258)	(35,741)
Interest income	3,580	3,738	4,420
Foreign currency transaction gains (losses)	705	(1,461)	419
Total other expenses, net	(27,415)	(33,981)	(30,902)
Income (loss) before provision for income taxes	19,628	6,200	(41,539)
Provision for income taxes	(6,195)	1,877	(56,947)
Net income (loss)	13,433	8,077	(98,486)
Less: net income (loss) attributable to non-controlling interest	5,280	954	(29,464)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$8,153	$7,123	$(69,022)

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.41	$0.38	$(3.81)
Diluted	$0.40	$0.37	$(3.81)
Weighted average shares of Class A common stock outstanding
Basic	19,845,469	18,780,200	18,111,409
Diluted	20,400,048	19,293,827	18,111,409
Cash dividends declared per share of Class A common stock	$—	$—	$0.69

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$13,433	$8,077	$(98,486)
Change in cumulative translation adjustment	3,141	(4,213)	1,503
Comprehensive income (loss), net of tax	16,574	3,864	(96,983)
Less: Comprehensive income (loss) attributable to non-controlling interest	6,503	(757)	(28,994)
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$10,071	$4,621	$(67,989)

See accompanying notes to consolidated financial statements

RE/MAX HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

							Accumulated
						Retained	other		Total
	Class A		Class B		Additional	earnings	comprehensive	Non-	stockholders'
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	equity
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	(deficit)
Balances, January 1, 2023	17,874,238	$2	1	$—	$535,566	$(53,999)	$(395)	$(449,472)	$31,702
Net income (loss)	—	—	—	—	—	(69,022)	—	(29,464)	(98,486)
Distributions to non-controlling unitholders	—	—	—	—	—	—	—	(8,655)	(8,655)
Equity-based compensation expense and dividend equivalents	806,527	—	—	—	19,438	(1,051)	—	—	18,387
Dividends to Class A common stockholders	—	—	—	—	—	(12,502)	—	—	(12,502)
Repurchase and retirement of common shares	(160,405)	—	—	—	—	(3,408)	—	—	(3,408)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	1,033	470	1,503
Shares withheld for taxes on share-based compensation	(251,076)	—	—	—	(4,367)	—	—	—	(4,367)
Other	—	—	—	—	—	(235)	—	—	(235)
Balances, December 31, 2023	18,269,284	$2	1	$—	$550,637	$(140,217)	$638	$(487,121)	$(76,061)
Net income (loss)	—	—	—	—	—	7,123	—	954	8,077
Equity-based compensation expense and dividend equivalents	1,034,702	—	—	—	17,391	(599)	—	—	16,792
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(2,502)	(1,711)	(4,213)
Shares withheld for taxes on share-based compensation	(332,551)	—	—	—	(3,075)	—	—	—	(3,075)
Other	—	—	—	—	119	(34)	—	1	86
Balances, December 31, 2024	18,971,435	$2	1	$—	$565,072	$(133,727)	$(1,864)	$(487,877)	$(58,394)
Net income (loss)	—	—	—	—	—	8,153	—	5,280	13,433
Equity-based compensation expense and dividend equivalents	1,641,797	—	—	—	17,945	(498)	—	—	17,447
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	1,918	1,223	3,141
Shares withheld for taxes on share-based compensation	(518,052)	—	—	—	(4,589)	—	—	—	(4,589)
Other	—	—	—	—	1	—	—	(27)	(26)
Balances, December 31, 2025	20,095,180	$2	1	$—	$578,429	$(126,072)	$54	$(481,401)	$(28,988)

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$13,433	$8,077	$(98,486)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	25,848	29,561	32,414
Equity-based compensation expense	16,627	18,855	19,536
Bad debt expense	3,278	1,359	6,784
Deferred income tax expense (benefit)	(455)	(2,102)	49,387
Fair value adjustments to contingent consideration	(109)	(225)	(533)
Non-cash settlement and impairment charges	401	5,483	73,783
Net settlement payments	(5,581)	—	—
Non-cash debt charges	880	863	860
Payment of contingent consideration in excess of acquisition date fair value	—	(360)	—
Change in estimated tax receivable agreement liability	763	1,219	(25,298)
Other, net	1,134	(30)	468
Changes in operating assets and liabilities
Accounts and notes receivable, net of allowances	(3,941)	7,505	(8,442)
Payments pursuant to tax receivable agreements	(757)	(504)	(440)
Income taxes receivable/payable	(314)	(6,505)	298
Deferred revenue, current and noncurrent	(3,516)	(2,870)	(5,432)
Other assets and liabilities	(6,813)	(674)	(16,635)
Net cash provided by operating activities	40,878	59,652	28,264
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(7,374)	(6,622)	(6,419)
Other	(408)	746	776
Net cash used in investing activities	(7,782)	(5,876)	(5,643)
Cash flows from financing activities:
Payments on debt	(4,600)	(4,600)	(4,600)
Debt amendment costs	(245)	—	—
Distributions paid to non-controlling unitholders	—	—	(8,655)
Dividends and dividend equivalents paid to Class A common stockholders	(498)	(599)	(13,553)
Payments related to tax withholding for share-based compensation	(4,589)	(3,075)	(4,367)
Common shares repurchased	—	—	(3,408)
Payment of contingent consideration	(791)	—	(1,234)
Other financing	(27)	1	—
Net cash used in financing activities	(10,750)	(8,273)	(35,817)
Effect of exchange rate changes on cash	1,435	(1,979)	831
Net decrease in cash, cash equivalents and restricted cash	23,781	43,524	(12,365)
Cash, cash equivalents and restricted cash, beginning of period	169,287	125,763	138,128
Cash, cash equivalents and restricted cash, end of period	$193,068	$169,287	$125,763

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,775	$35,549	$34,732
Net cash paid for income taxes	$7,172	$6,662	$7,107

See accompanying notes to consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Consolidated Financial Statements

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) completed an initial public offering (the “IPO”) of its shares of Class A common stock on October 7, 2013. Holdings’ only business is to act as the sole manager of RMCO, LLC (“RMCO”). As of December 31, 2025, Holdings owns 61.5% of the common membership units in RMCO, while RIHI, Inc. (“RIHI”) owns the remaining 38.5%. Holdings and its consolidated subsidiaries, including RMCO, are referred to hereinafter as the “Company.”

The Company is one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the REMAX brand (“REMAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). The Company also sells ancillary products and services to its franchise networks, including marketing services, technology platforms, and mortgage loan processing services to its Motto network and third parties through its wemlo brand and advertisements on and lead generation services from its flagship websites www.remax.com and www.remax.ca. The Company focuses on enabling its networks’ success by providing quality education, innovative technology products, valuable marketing tools and initiatives, and by leveraging the Company’s size and scale to continue to build and enhance the competitive advantages of the REMAX and Motto brands. The Company’s focus on operational excellence and delivering the best experience in everything real estate remains unwavering, as the Company continues to invest in tools and programs that help affiliates win more business, save time and build more profitable businesses.

REMAX was founded in 1973 and its strategy is to sell franchises and help those franchisees recruit and retain the best agents. The REMAX brand is built on the strength of the Company’s global franchise network and its ability to attract, develop and retain the best-performing and most experienced agents. Additionally, the Company continues to focus on growth and development through the adoption of powerful tools and technologies.

Motto, founded in 2016, offers U.S. real estate brokers, real estate professionals and other investors access to the mortgage brokerage business. Motto is highly complementary to the REMAX real estate business and is designed to provide diversified revenue and income streams to real estate professionals. Motto franchisees offer potential homebuyers an opportunity to find both real estate agents and independent Motto loan originators at the same location or at offices near each other.

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

Class B common stock

RIHI is the sole holder of Class B common stock. David and Gail Liniger, the Company’s co-founders, beneficially own a majority and controlling interest in RIHI. Pursuant to the terms of the Company’s Certificate of Incorporation, Class B common stock is entitled to a number of votes on matters presented to Holdings’ stockholders equal to the number of RMCO common units that RIHI holds. Through its ownership of the Class B common stock, RIHI holds 38.5% of the voting power of the Company’s stock as of December 31, 2025. Mr. Liniger is also the beneficial owner of Class A common stock with an additional 1.1% of the voting power of the Company’s stock as of December 31, 2025.

Holders of shares of Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“financial statements”) and notes thereto included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2025 and 2024, the results of its operations and comprehensive income (loss), changes in its stockholders’ equity (deficit) and its cash flows for the years ended December 31, 2025, 2024 and 2023.

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

Segment Reporting

The Company operates under the following reportable segments:

●	Real Estate – comprises the operations of the Company’s owned and independent global franchising operations under the REMAX brand along with corporate-wide shared services expenses.
●	Mortgage – comprises the operations of the Company’s mortgage brokerage franchising operations under the Motto brand and mortgage loan processing services under the wemlo brand. Mortgage does not include any charges related to the corporate-wide shared services expenses.
●	Marketing Funds – comprises the operations of the Company’s marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. This segment has no net income given the contractual restriction that all funds collected must be spent for designated purposes.

The Company presents all other business activities and operating segments which, due to quantitative insignificance, do not meet the quantitative significance tests for reportable segments under Other.

See Note 15, Segment Information, for additional information about segment reporting.

Principles of Consolidation

Holdings consolidates RMCO and records a non-controlling interest in the accompanying Consolidated Balance Sheets for the portion of RMCO owned by RIHI and records net income (loss) attributable to the non-controlling interest and comprehensive income (loss) attributable to the non-controlling interest in the accompanying Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income (Loss), respectively.

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s franchise agreements offer the following benefits to the franchisee: common use and promotion of REMAX and Motto trademarks; distinctive sales and promotional materials; access to technology; marketing tools and education; standardized supplies and other materials used in REMAX and Motto offices; recommended procedures for operation of REMAX and Motto offices; and specifically for Motto franchisees, access to a variety of quality loan options from multiple leading wholesale lenders. The Company concluded that these benefits are highly related and all part of one performance obligation for each franchise agreement, a license of symbolic intellectual property that is billed through a variety of fees including continuing franchise fees, annual dues, broker fees, marketing funds fees and franchise sales, described below. The Company has other performance obligations associated with contracts with customers in other revenue for education, marketing and events, subscription revenue, loan processing revenue, advertising revenue and revenue from marketing as a service (“MaaS”). The method used to measure progress is over the passage of time for most streams of revenue. The following is a description of principal activities from which the Company generates its revenue.

Continuing Franchise Fees

Continuing franchise fees are fixed contractual fees paid monthly (a) by regional franchise owners in Independent Regions or franchisees in Company-Owned Regions based on the number of REMAX agents in the respective franchised region or office or (b) by Motto franchisees based on the number of open offices. Motto offices reach the full monthly billing once the Motto office has been open for 12 months. Continuing franchise fees are recognized in the month for which the fee is billed and are a usage-based royalty as they are dependent on the number of REMAX agents or the number of Motto open offices.

Annual Dues

Annual dues are a fixed membership fee paid annually by REMAX agents directly to the Company. The Company defers the annual dues revenue when billed and recognizes the revenue ratably over the 12-month period to which it relates. See the “Deferred Revenue” section below for a reconciliation of the activity in the Company’s deferred revenue for annual dues. Annual dues revenue is a usage-based royalty as it is dependent on the number of REMAX agents.

Broker Fees

Broker fees are assessed against real estate commissions paid by customers when a REMAX agent buys or sells a property. Generally, the amount paid is 1% of the total commission on the transaction in most regions. Revenue from broker fees is a sales-based royalty and recognized in the month when a home sale transaction occurs.

Agents in Company-Owned Regions who joined REMAX prior to 2004, the year the Company began assessing broker fees, are generally “grandfathered” and continue to be exempt from paying a broker fee. Certain agents in Canada do not pay broker fees. As of December 31, 2025, approximately 22% of agents in the U.S. and Canada Company-owned Regions did not pay broker fees. Motto franchisees do not pay any fees based on the number or dollar value of loans brokered.

The Company has pricing components that cap broker fees at certain commission levels. If a franchise agreement includes a capped broker fee plan the sales- and-usage-based royalty exception is no longer valid. Therefore, revenue from any agent, even agents on a traditional plan, that operates under a franchise agreement with a capped broker fee is estimated and recognized ratably over the year.

Marketing Funds Fees

Marketing Funds fees are fixed contractual fees paid monthly by franchisees based on the number of REMAX agents in the respective franchised region or office or the number of Motto offices. These revenues are obligated to be used for marketing campaigns to build brand awareness and to support agent marketing technology. Amounts received into the Marketing Funds are recognized as revenue in the month for which the fee is billed. This revenue is a usage-based royalty as it is dependent on the number of REMAX agents or number of Motto offices.

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

Franchise Sales

Franchise sales comprises revenue from the sale or renewal of franchises. A fee is charged upon a franchise sale or renewal. Those fees are deemed to be a part of the license of symbolic intellectual property and are recognized as revenue over the contractual term of the franchise agreement, which is typically 5 years for REMAX and 7 years for Motto franchise agreements. See the “Deferred Revenue” section below for a reconciliation of the activity in the Company’s deferred revenue for franchise sales.

Other Revenue

Other revenue is primarily from:

●	Event-based revenue from education and other programs, which is recognized when the event occurs and until then amounts collected are included in “Deferred revenue”.

●	Data service subscription revenue, which is recognized when the control of the products or services has transferred to the customer, which may occur at a point in time or over time, depending on the nature of the contract.
●	Preferred marketing arrangements, which involves both flat fees paid in advance as well as revenue sharing, both of which are generally recognized over the period of the arrangement and are recorded net as the Company does not control the good or service provided.
●	Technology products and subscription revenue, which charges a monthly fee to its customers or a periodic fee to agents who use the products or services.
●	Mortgage loan processing revenue, which charges a flat fee per transaction which is recognized when a loan is closed.
●	Advertising revenue is generated through advertisements, media and sponsorship sales via our websites. Revenue is recognized as ads are delivered based on the number of clicks or impressions and is recorded net of any commissions paid to advertising agencies, as applicable, as the Company does not control the good or service provided.
●	MaaS is a centralized data-driven marketing platform that enables affiliates, such as brokers, owners, agents, and teams, to efficiently launch marketing campaigns. Revenue is generated from affiliate spend on marketing services within the platform and is recognized on a gross basis, as the Company controls the goods or services provided.

Deferred Revenue and Capitalized Contract Costs

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Consolidated Balance Sheets. Other deferred revenue is primarily related to event-based revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2025	New billings	recognized (a)	December 31, 2025
Franchise sales	$21,282	$5,582	$(7,983)	$18,881
Annual dues	12,261	29,801	(30,462)	11,600
Other	4,083	21,042	(21,356)	3,769
	$37,626	$56,425	$(59,801)	$34,250
(a)	Revenue recognized related to the beginning balance for Franchise Sales and Annual Dues was $7.2 million and $11.8 million, respectfully, for the year ended December 31, 2025.

Capitalized contract costs include commissions paid on Franchise sales and other contract costs that are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs (which are included in “Other current assets” and “Other assets, net of current portion” on the Consolidated Balance Sheets) consist of the following (in thousands):

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2025	for new activity	recognized	December 31, 2025
Capitalized contract costs	$3,553	$2,735	$(1,970)	$4,318

Disaggregated Revenue

In the following table, segment revenue is disaggregated by geographical area (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. Company-Owned Regions	$122,933	$131,375	$138,499
U.S. Independent Regions	5,821	6,017	6,439
Canada Company-Owned Regions	39,177	40,693	40,805
Canada Independent Regions	2,754	2,758	2,891
Global	16,334	14,421	12,754
Fee revenue (a)	187,019	195,264	201,388
Franchise sales and other revenue (b)	18,073	18,829	25,794
Total Real Estate	205,092	214,093	227,182
U.S.	54,311	59,335	63,791
Canada	17,301	18,521	19,039
Global	1,223	1,127	1,031
Total Marketing Funds	72,835	78,983	83,861
Mortgage (c)	13,674	14,609	13,993
Other (c)	—	—	635
Total	$291,601	$307,685	$325,671
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is derived primarily within the U.S.
(c)	Revenue from Mortgage and Other are derived exclusively within the U.S.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Franchise sales	$5,928	$4,707	$3,430	$2,162	$1,052	$1,602	$18,881
Annual dues	11,600	—	—	—	—	—	11,600
Total	$17,528	$4,707	$3,430	$2,162	$1,052	$1,602	$30,481

Cash, Cash Equivalents and Restricted Cash

All cash held by the Marketing Funds is contractually restricted. The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Consolidated Balance Sheets to the amounts presented in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$118,736	$96,619
Restricted cash:
Marketing Funds (a)	19,332	17,668
Settlement Fund (b)	55,000	55,000
Total cash, cash equivalents and restricted cash	$193,068	$169,287
(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.
(b)	Represents the net amounts held in the U.S. Settlement Fund as part of the settlement of certain industry class-action lawsuits. See Note 13, Commitments and Contingencies, for additional information.

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs or for payments it makes on behalf of the Marketing Funds to third-party vendors. These services are primarily comprised of (a) building and maintaining the remax.com and remax.ca websites, (b) agent and consumer-facing technology via the BoldTrail platform, (c) dedicated employees focused on consumer-facing marketing initiatives, and (d) various administrative services including customer support of technology, accounting and legal.

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Technology - operating	$17,950	$4,397	$4,676
Technology - capital (a)	—	—	(203)
Marketing staff and administrative services	9,043	5,970	6,102
Total	$26,993	$10,367	$10,575
(a)	During the year ended 2023, the Company determined that certain development projects were no longer needed and therefore $0.2 million, reflecting the cost of work in process assets that would no longer be placed in service, was refunded to the marketing funds.

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

Accounts and Notes Receivable

Accounts receivable arising from monthly billings do not bear interest. The Company provides limited financing of certain franchise sales through the issuance of notes receivable with the associated interest recorded in “Interest income” in the accompanying Consolidated Statements of Income (Loss). Amounts collected on notes receivable are included in “Net cash provided by operating activities” in the accompanying Consolidated Statements of Cash Flows. As of December 31, 2025 and 2024, the current portion of notes receivable was approximately $3.1 million, respectively, and are recorded as a component of “Accounts and notes receivable, net of allowances” on the Consolidated Balance Sheets.

The Company records estimates of expected credit losses against its accounts and notes receivable based on historical experience, the credit quality of specific accounts, and general economic conditions that affect the Company’s performance, including changes in interest rates or the number of existing home sales, which are expected to impact the performance of its franchisees, agents and loan originators. These changes are included as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss).

The activity in the Company’s allowances against accounts and notes receivable consists of the following (in thousands):

	Balance at beginning of period	Charges to expense for changes in Allowance for doubtful accounts(a)	Write-offs	Balance at end of period
Year Ended December 31, 2025	$11,208	$3,278	$(1,867)	$12,619
Year Ended December 31, 2024	$10,900	$1,359	$(1,051)	$11,208
Year Ended December 31, 2023	$9,111	$6,784	$(4,995)	$10,900
(a)	Includes approximately $1.0 million, $0.4 million and $1.8 million of expense attributable to the Marketing Funds for the years ended December 31, 2025, 2024 and 2023, respectively.

Accumulated Other Comprehensive Income (Loss) and Foreign Currency Translation

Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income, except those resulting from transactions with stockholders and is comprised of foreign currency translation adjustments.

As of December 31, 2025, the Company, directly and through its franchisees, conducted operations in over 120 countries and territories, including the U.S. and Canada. The functional currency for the Company’s operations is the U.S. dollar, except for its Canadian subsidiaries for which it is the Canadian Dollar.

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

Other Current Assets and Other Assets, Net of Current Portion

Other current assets and Other assets, net of current portion consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$10,472	$12,438
Capitalized contract costs	1,055	1,008
Other	413	379
Other current assets	$11,940	$13,825

Capitalized contract costs	$3,263	$2,545
Notes receivable, net of current portion	1,791	1,873
Other	1,251	1,147
Other assets, net of current portion	$6,305	$5,565

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

The Company reviews its franchise agreements and other intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from such asset. If not recoverable, the excess of the carrying amount of an asset over its estimated discounted cash flows would be charged to operations as an impairment loss. For the years ended December 31, 2025, 2024 and 2023, there were no impairments indicated for such assets.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset and changes in applicable tax laws and other factors. If management determines that it is not likely that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s Consolidated Statements of Income (Loss). During 2025 and 2024, the Company recorded an adjustment to the valuation allowance on its deferred tax assets, see Note 11, Income Taxes, for additional information.

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

Restructuring Charges

During 2025, the Company restructured its support services intended to further enhance the overall customer experience. As a result, the Company incurred $2.7 million of severance and related expenses and an equity compensation benefit of $0.4 million, which are recognized as “Selling, operating and administrative expenses” in the Consolidated Statements of Income (Loss). See Note 8, Accrued Liabilities, for a roll forward of the liability.

During the fourth quarter of 2024, the Company restructured its support services intended to further enhance the overall customer experience. As a result of this restructuring, for the year ended December 31, 2024, the Company incurred $1.3 million of severance and related expenses and accelerated equity compensation expense of $0.3 million, which are recognized as “Selling, operating and administrative expenses” in the Consolidated Statements of Income (Loss). See Note 8, Accrued Liabilities, for a roll forward of the liability.

During the third quarter of 2023, the Company announced a reduction in force and reorganization (the “Reorganization”) intended to streamline the Company’s operations and yield cost savings over the long term. The Reorganization reduced the Company’s overall workforce by approximately 7% and was substantially complete by the end of the third quarter. As a result of the Reorganization, the Company incurred a pre-tax cash charge for one-time termination benefits of severance and related costs of $4.3 million and accelerated equity compensation expense of $0.5 million, which are recognized as “Selling, operating and administrative expenses” in the Consolidated Statements of Income (Loss). See Note 8, Accrued Liabilities, for a roll forward of the liability.

Equity-Based Compensation

The Company recognizes compensation expense associated with equity-based compensation as a component of “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss). All equity-based compensation is required to be measured at fair value on or just prior to the date of grant and is expensed over the requisite service period, generally over three-years, and forfeitures are accounted for as they occur. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. See Note 12, Equity-Based Compensation, for additional discussion regarding details of the Company’s equity-based compensation plans.

Severance and Retirement Plan

On December 2, 2025, the Compensation Committee of the Board of Directors modified the Severance and Retirement Plan previously adopted by the Company on May 24, 2023 (the “Plan”). The Plan provides benefits to eligible employees and executive officers of RE/MAX, LLC and its subsidiaries, in the event of (i) involuntary termination of their employment due to position elimination, reduction in force, or other circumstances that the employer determines should result in payment of benefits, or (ii) voluntary termination of employment due to retirement for employees who meet the retirement eligibility criteria in the Plan, subject in both cases to certain restrictions set forth in the Plan. In the case of involuntary termination, these benefits include salary continuation, a health benefits stipend, outplacement services and a possible pro-rated bonus. In the case of retirement, these benefits include modification of vesting of restricted stock awards (for employees who are eligible for restricted stock awards) and a possible pro-rated bonus. Any associated equity compensation expense will be accelerated through the employee's retirement eligibility date.

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the Canadian entity for INTEGRA. The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” on the Consolidated Statements of Income (Loss) along with the related derivative contracts. Maturities of the foreign currency forward contracts are included within “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows, with any non-cash portion included as a component of “Changes in operating assets and liabilities - Other assets and liabilities” on the Consolidated Statements of Cash Flows. During the years ended December 31, 2025, 2024 and 2023, the Company recognized a net loss of $1.0 million, a net gain of $3.5 million and a net loss of $1.1 million, respectively, on the derivative contracts.

The Company had a short-term $44.0 million Canadian dollar forward contract that matures in the first quarter of 2026 that net settles in U.S. dollar based on the prevailing spot rates at maturity.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires greater disaggregation of income tax disclosures related to the income tax reconciliation and income taxes paid. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The Company adopted this standard, effective December 31, 2025 on a prospective basis. See Note 11, Income Taxes for additional information.

New Accounting Pronouncements Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles (Topic 350) – Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which clarifies and modernizes the accounting for costs related to internal-use software. The amendments remove all references to project stages in Accounting Standards Codification (“ASC”) 350-40 and clarify the threshold entities should apply to begin capitalizing costs. The new standard is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The amendments can be applied using a prospective, retrospective, or modified transition approach. The Company believes the amendments of ASU 2025-06 will not have a significant impact on the Company’s consolidated financial statements or required disclosures.

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

A summary of the Company’s lease cost is as follows (in thousands, except for weighted-averages):

	Year Ended December 31,
	2025	2024	2023
Lease Cost
Operating lease cost (a)	$9,257	$9,682	$10,833
Sublease income	(2,765)	(2,798)	(2,555)
Short-term lease cost (b)	7,494	7,383	8,882
Total lease cost	$13,986	$14,267	$17,160
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	10,294	10,028	9,819
Weighted-average remaining lease term in years - operating leases	2.5	3.4	4.4
Weighted-average discount rate - operating leases	6.3%	6.3%	6.3%
(a)	Includes approximately $2.7 million, $2.7 million and $3.5 million of taxes, insurance and maintenance for the years ended December 31, 2025, 2024, and 2023 respectively.
(b)	Includes expenses associated with short-term leases of billboard advertisements and is included in “Marketing Funds expenses” on the Consolidated Statements of Income (Loss) for the years ended December 31, 2025, 2024 and 2023.

Maturities under non-cancellable leases were as follows (in thousands):

	Rent Payments	Sublease Receipts	Total Cash Outflows
Year ending December 31:
2026	$10,389	$(2,333)	$8,056
2027	10,410	(2,341)	8,069
2028	3,216	(781)	2,435
2029	244	—	244
2030	251	—	251
Thereafter	82	—	82
Total lease payments	$24,592	$(5,455)	$19,137
Less: imputed interest	1,861
Present value of lease liabilities	$22,731

4. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls all the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	December 31, 2025		December 31, 2024
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	38.5%	12,559,600	39.8%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	20,095,180	61.5%	18,971,435	60.2%
Total common units in RMCO	32,654,780	100.0%	31,531,035	100.0%

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

	Year Ended December 31,
	2025			2024			2023
	Holdings	NCI	Total	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO(a)	61.2%	38.8%	100.0%	59.9%	40.1%	100.0%	59.1%	40.9%	100.0%
Income (loss) before provision for income taxes(a)	$11,743	$7,885	$19,628	$3,216	$2,984	$6,200	$(14,149)	$(27,390)	$(41,539)
(Provision) / benefit for income taxes(b)	(3,590)	(2,605)	(6,195)	3,907	(2,030)	1,877	(54,873)	(2,074)	(56,947)
Net income (loss)	$8,153	$5,280	$13,433	$7,123	$954	$8,077	$(69,022)	$(29,464)	$(98,486)

NCI – non-controlling interest

(a)	The WAO percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income (loss) from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions. See Note 11, Income Taxes, for additional information.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. For the year ended December 31, 2023, the distributions paid to non-controlling unitholders was $8.7 million.

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

In connection with the initial sale of RMCO common units in October 2013, Holdings entered into Tax Receivable Agreements (“TRAs”) which require that Holdings make annual payments to the TRA holders equivalent to 85% of any tax benefits realized on each year’s tax return from the additional tax deductions arising from the step-up in tax basis. The TRA holders as of December 31, 2025 are RIHI and Parallaxes Rain Co-Investment, LLC (“Parallaxes”). TRA liabilities were established for the future cash obligations expected to be paid under the TRAs and are not discounted.

This liability is recorded within “Payable pursuant to tax receivable agreements” in the Consolidated Balance Sheets and was $1.5 million in aggregate as of December 31, 2025, and 2024. In 2023, the Company evaluated the need for a valuation allowance against its deferred tax assets and determined that a valuation allowance was necessary in light of the reduction in taxable income primarily due to the settlement of costly litigation associated with several industry class-action lawsuits. See Note 13, Commitments and Contingencies, for additional information. In connection therewith, we also remeasured the liabilities under the TRAs, which resulted in a reduction in the TRA liabilities and corresponding gain of $25.3 million. See Note 11, Income Taxes, for additional information.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations (in thousands, except shares and per share information):

	Year Ended
	December 31,
	2025	2024	2023
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$8,153	$7,123	$(69,022)
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	19,845,469	18,780,200	18,111,409
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	19,845,469	18,780,200	18,111,409
Add dilutive effect of the following:
Restricted stock (a)	554,579	513,627	—
Weighted average shares of Class A common stock outstanding, diluted	20,400,048	19,293,827	18,111,409
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$0.41	$0.38	$(3.81)
Diluted	$0.40	$0.37	$(3.81)
(a)	As the Company had a net loss for the year ended December 31, 2023, these shares would have been considered anti-dilutive and therefore there is no effect on the weighted average shares of Class A common stock outstanding EPS calculation.

Outstanding Class B common stock does not share in the earnings of Holdings and is therefore not a participating security. Accordingly, basic and diluted net income (loss) per share of Class B common stock has not been presented.

Dividends

During the fourth quarter of 2023, in light of the litigation settlement (See Note 13, Commitments and Contingencies) and ongoing challenging housing and mortgage market conditions, the Company’s Board of Directors suspended the Company’s quarterly dividend and no dividends have been paid since. The Company paid a dividend of $0.23 per share in the first three quarters for the year ended December 31, 2023. All dividends were paid during the quarter the dividend was declared and there were no dividends outstanding for any period presented.

Share Repurchases and Retirement

In January 2022, the Company’s Board of Directors authorized a common stock repurchase program of up to $100 million. The share repurchase program has no expiration date and may be suspended or discontinued at any time. During the year ended December 31, 2025, the Company did not repurchase any shares of the Company’s Class A common stock. As of December 31, 2025, $62.5 million remained available under the share repurchase program.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

		As of December 31,
	Depreciable Life	2025	2024
Leasehold improvements	Shorter of estimated useful life or life of lease	$9,875	$9,838
Office furniture, fixtures and equipment	2 - 10 years	13,283	13,264
Total property and equipment		23,158	23,102
Less accumulated depreciation		(17,162)	(15,524)
Total property and equipment, net		$5,996	$7,578

Depreciation expense was $2.4 million for the years ended December 31, 2025 and 2024, respectively, and $2.5 million for the year ended December 31, 2023.

7. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands, except weighted average amortization period in years):

	Weighted
	Average	As of December 31, 2025			As of December 31, 2024
	Amortization	Initial	Accumulated	Net	Initial	Accumulated	Net
	Period	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	12.3	$224,231	$(157,151)	$67,080	$222,055	$(140,869)	$81,186
Other intangible assets:
Software (a)	2.9	$55,884	$(46,455)	$9,429	$57,243	$(46,829)	$10,414
Trademarks	10.8	835	(527)	308	900	(684)	216
Non-compete agreements	5.0	12,917	(11,880)	1,037	12,721	(9,969)	2,752
Training materials	—	—	—	—	2,400	(2,400)	—
Other	—	—	—	—	870	(870)	—
Total other intangible assets	3.7	$69,636	$(58,862)	$10,774	$74,134	$(60,752)	$13,382
(a)	As of December 31, 2025 and 2024, capitalized software development costs of $1.8 million and $1.2 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $23.5 million, $27.2 million and $29.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

2026	$18,650
2027	11,695
2028	9,629
2029	7,194
2030	6,768
Thereafter	23,918
$77,854

The following table presents changes to goodwill by reportable segment for the period from January 1, 2024 to December 31, 2025 (in thousands):

Real Estate
Balance, January 1, 2024 (a)	$241,164
Effect of changes in foreign currency exchange rates	(3,925)
Balance, January 1, 2025	$237,239
Effect of changes in foreign currency exchange rates	2,333
Balance, December 31, 2025	$239,572
(a)	As of January 1, 2024, the Real Estate segment had a gross goodwill balance of $253.4 million and accumulated impairment losses of $12.2 million. The Mortgage segment goodwill balance was fully impaired during the fourth quarter of 2023, recognizing accumulated impairment losses of $18.6 million. The Marketing Funds segment does not have a goodwill balance.

Impairment charge - goodwill

The Company assesses goodwill for impairment at least annually or whenever an event occurs, or circumstances change that would indicate impairment may have occurred at the reporting unit level. Reporting units are driven by the level at which segment management reviews operating results. The Company did not record any goodwill impairments for the years ended December 31, 2025 and 2024.

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

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Marketing Funds (a)	$26,427	$27,995
Accrued payroll and related employee costs	12,448	15,444
Accrued taxes	1,566	2,153
Accrued professional fees	1,655	960
Settlements payable (b)	55,167	60,410
Other	3,664	3,897
	$100,927	$110,859
(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Represents the settlement payable as part of the settlements of certain industry class-action lawsuits and other legal settlements. Settlement payables that are transacted in Canadian dollars have been translated into U.S. dollars at the balance sheet date. During the fourth quarter of 2025, the court approved the Canadian Settlement Amount thereby relieving the associated settlement payable. See Note 13, Commitments and Contingencies, for additional information.

The following table presents a rollforward of the liability as related to the restructuring activities, which are in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance January 1, 2023	$3,631
Severance and other related expenses	4,211
Cash payments and other	(5,220)
Balance December 31, 2023 (a)	2,622
Severance and other related expenses	1,268
Cash payments and other	(2,497)
Balance December 31, 2024 (b)	1,393
Severance and other related expenses	2,591
Cash payments and other	(2,663)
Balance, December 31, 2025 (c)	$1,321
(a)	Includes $2.6 million related to the Reorganization that occurred in the third quarter of 2023. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Includes $1.1 million related to the restructuring that occurred in the fourth quarter of 2024 and $0.3 million related to the Reorganization that occurred in the third quarter of 2023. See Note 2, Summary of Significant Accounting Policies for additional information.
(c)	Includes $1.3 million related to a restructuring that occurred in 2025. See Note 2, Summary of Significant Accounting Policies for additional information.

9. Debt

Debt, net of current portion, consists of the following (in thousands):

	As of December 31,
	2025	2024
Senior Secured Credit Facility	$439,300	$443,901
Less unamortized debt issuance costs	(1,975)	(2,259)
Less unamortized debt discount costs	(574)	(799)
Less current portion	(4,600)	(4,600)
	$432,151	$436,243

Maturities of debt are as follows (in thousands):

As of December 31,
2026	$4,600
2027	4,600
2028	430,100
$439,300

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility’) to refinance its previous facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028; and a $50.0 million revolving loan facility, which was amended on September 30, 2025, to extend the maturity from July 21, 2026 to April 21, 2028, if any amounts are drawn.

The Senior Secured Credit Facility requires the Company to repay term loans at approximately $1.2 million per quarter. The Company is also required to repay the term loans and reduce revolving commitments with (i) 100% of proceeds of any incurrence of additional debt not permitted by the Senior Secured Credit Facility, (ii) 100% of proceeds of asset sales and 100% of amounts recovered under insurance policies, subject to certain exceptions and a reinvestment right and (iii) 50% of Excess Cash Flow (or “ECF”) as defined in the Senior Secured Credit Facility, at the end of the applicable fiscal year if RE/MAX, LLC’s Total Leverage Ratio (or “TLR”) as defined in the Senior Secured Credit Facility, is in excess of 4.25:1. If the Company’s TLR as of the last day of such fiscal year is equal to or less than 4.25:1 but above 3.75:1, the repayment percentage is 25% of ECF and if the Company’s TLR as of the last day of such fiscal year is less than 3.75:1, no repayment from ECF is required. As of December 31, 2025, no ECF payment was required because the Company’s TLR was below 3.75:1.

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

The Company calculates TLR quarterly and it is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ending December 31, 2025, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $102.6 million and as of December 31, 2025, the Company’s TLR was 3.12:1.

With certain exceptions, any default under any of the Company’s other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Prior to July 2023, borrowings under the term loans and revolving loans accrued interest, at the Company’s option on (a) LIBOR, provided LIBOR was no less than 0.50% plus an applicable margin of 2.50% and, provided further that such rate was adjusted for reserve requirements for eurocurrency liabilities, if any (the “LIBOR Rate”) or (b) the greatest of (i) the prime rate that was quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Eurodollar Rate plus 1.00%, (such greatest rate, the “ABR”) plus, in each case, an applicable margin of 1.50%.

After July 2023, due to the transition away from LIBOR, borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) the adjusted forward-looking term rate based on the Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), provided if the Adjusted Term SOFR would be less than 0.50%, the Adjusted Term SOFR shall be deemed to be 0.50%, plus an applicable margin of 2.50% or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Adjusted Term SOFR plus 1.00%, (such greatest rate, the “ABR”), provided if the ABR would be less than 1.50%, ABR shall be deemed to be 1.50%, plus in each case, an applicable margin of 1.50%. As of December 31, 2025, the interest rate on the term loan facility was 6.3%.

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

10. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Quoted prices for identical instruments in active markets.
●	Level 2: Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations, in which all significant inputs are observable in active markets. The fair value of the Company’s debt reflects a Level 2 measurement and was estimated based on quoted prices for the Company’s debt instruments in an inactive market.
●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Level 3 liabilities that are measured at fair value on a recurring basis consist of the Company’s contingent consideration related to the acquisition of Motto.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of December 31, 2025				As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities - Contingent consideration (a)	$1,275	$—	$—	$1,275	$2,175	$—	$—	$2,175
(a)	Recorded as a component of “Accounts payable”, “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026, with no limitation as to the maximum payout. The annual payment is required to be made within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes 30 franchise sales in the final Revenue Share Year. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales and a 1% change to the discount rate applied to the forecast would not substantially change the liability. As of December 31, 2025, the Company does not anticipate making any further cash payments for contingent consideration associated with the acquisition of Gadberry Group. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2024	$2,760
Fair value adjustments	(225)
Cash payments	(360)
Balance at January 1, 2025	$2,175
Fair value adjustments	(109)
Cash payments	(791)
Balance at December 31, 2025	$1,275

The Company assesses categorization of assets and liabilities by level at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels I, II and III during the year ended December 31, 2025.

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$436,751	$432,711	$440,843	$435,022

11. Income Taxes

The Company accounts for income taxes under ASC 740, recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that they will not be realized.

“Income (loss) before provision for income taxes” as shown in the accompanying Consolidated Statements of Income (Loss) is comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(25,782)	$(37,232)	$(82,690)
Foreign	45,410	43,432	41,151
Total	$19,628	$6,200	$(41,539)

Components of the “Provision for income taxes” in the accompanying Consolidated Statements of Income (Loss) consist of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$691	$(6,807)	$1,748
Foreign	5,460	6,529	5,248
State and local	499	503	564
Total current expense	6,650	225	7,560
Deferred expense
Federal	(1,085)	(649)	39,634
Foreign	630	(1,453)	573
State and local	—	—	9,180
Total deferred expense (benefit)	(455)	(2,102)	49,387
Provision for income taxes	$6,195	$(1,877)	$56,947

The table below provides the updated requirements of ASU 2023-09 for the year ended December 31, 2025. See Note 2, Summary of Significant Accounting Policies—Recent accounting pronouncements for additional details on the adoption of ASU 2023-09.

The following table presents total cash paid, net of refunds, for income taxes disaggregated by jurisdiction (in thousands):

Year Ended
December 31, 2025
Federal	$1,553
State	201
Foreign
Canada	3,197
Argentina	833
Other	1,388
Total	$7,172

For the years ended December 31, 2024, and 2023, total net cash paid for income taxes were $6.7 million and $7.1 million, respectively.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the year ended December 31, 2025, is as follows:

	Year Ended December 31, 2025
	$	%
U.S. statutory tax rate	$4,122	21.0%
State and local taxes, net of federal benefit (a)(b)	329	1.7
Foreign tax effects
Canada - Rate Differential	438	2.2
Canada -Other	105	0.5
Foreign withholding taxes
Canada withholding taxes	913	4.7
Argentina withholding taxes	510	2.6
Other	850	4.3
Earnings and adjustments attributable to non-controlling interests (c)(d)	(57)	(0.3)
Effect of changes in tax laws or rates enacted in the current period	838	4.3
Effect of cross-border tax laws
Deferred impact on organizational restructure - Canada	(362)	(1.8)
Deemed royalty	364	1.9
Foreign Tax Credits	(3,079)	(15.7)
Nontaxable or nondeductible items
Share-based payment awards	853	4.3
162(m) compensation limitation	243	1.2
Other	(160)	(0.8)
Changes in Valuation Allowances Federal	758	3.9
Other Adjustments
Other	(470)	(2.4)
	$6,195	31.6%
(a)	The Company does not expect to have material state income tax expense. The states with the highest expected impact are Colorado, California, Minnesota, Florida, New Jersey, Pennsylvania and Illinois.
(b)	Encompasses state tax liabilities and any state-specific tax adjustments such as the write-off of state deferred tax assets (including valuation allowances on state net operating losses (“NOL”s) and other state tax differences.
(c)	The majority of the Company’s income is generated via a pass-through entity of which the non-controlling interest owns approximately 40%, that proportion of the Company’s income is not subject to U.S. or state income tax rates.
(d)	Approximately 40% of foreign taxes paid at the RMCO level and corporate subsidiary taxes are attributable to the non-controlling interest. As a result, these taxes are not creditable against the U.S. taxes of Holdings.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, a reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
U.S. statutory tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	5.7	3.7
Income attributable to non-controlling interests (a)	(12.7)	(16.3)
Subtotal	14.0%	8.4%
Non-creditable foreign and domestic taxes - non-controlling interest (b)(c)	30.7	(4.6)
Non-creditable foreign taxes - RE/MAX Holdings (c)(d)	8.7	(0.5)
Foreign derived intangible income deduction	(8.6)	—
Other permanent differences	23.3	(3.4)
Uncertain tax positions	—	2.4
Foreign Tax Rate Differential	(2.5)	—
162(m) compensation limitation	1.6	—
Valuation Allowance	(108.0)	(153.1)
Effect of permanent difference - adjustment TRA liability	4.8	15.0
Other	5.7	(1.3)
	(30.3)%	(137.1)%
(a)	Given the majority of the Company’s income is generated via a pass-through entity of which the non-controlling interest owns approximately 40%, that proportion of the Company’s income is not subject to U.S. or state income tax rates.
(b)	Approximately 40% of foreign taxes paid at the RMCO level and corporate subsidiary taxes are attributable to the non-controlling interest. As a result, these taxes are not creditable against the U.S. taxes of Holdings.
(c)	The percentage impact of these items in 2023 switched directionally because the Company’s pre-tax net income changed from positive to negative.
(d)	While a portion of foreign taxes are creditable within the U.S. since Canada’s tax rate is higher than the U.S. statutory rate a portion of the tax paid will not be creditable.

The components of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Goodwill, other intangibles and other assets	$22,921	$28,322
Settlement charge	—	1,180
Imputed interest deduction pursuant to tax receivable agreements	1,763	1,987
Operating lease liabilities	3,303	4,398
Compensation and benefits	3,427	5,238
Allowance for doubtful accounts	2,334	1,043
Property and equipment	1,749	442
Deferred revenue	4,055	3,624
Foreign tax credit carryforward	16,960	14,919
Net operating loss carryforward	2,795	1
163j business interest limitation carryforward	11,757	9,987
Other	2,319	3,812
Total deferred tax assets	73,383	74,953
Valuation allowance (a)	(68,812)	(69,211)
Total deferred tax assets, net of valuation allowance	4,571	5,742
Deferred tax liabilities
Goodwill, other intangibles and other assets	(10,289)	(10,888)
Operating lease assets	(1,722)	(2,408)
Other	(753)	(894)
Total deferred tax liabilities	(12,764)	(14,190)
Net deferred tax assets and liabilities	$(8,193)	$(8,448)
(a)	In 2025 and 2024, a valuation allowance was recorded against the Company’s deferred tax assets as a result of a combined three-year cumulative loss primarily due to the settlement of the 2023 industry class-action lawsuits.

As of December 31, 2025, the Company had $17.0 million in unutilized foreign tax credit carryforwards. If unused, the carryforwards will begin to expire during the years 2027-2035. This amount has a valuation allowance recorded against it as of December 31, 2025.

As of December 31, 2025, the Company had $11.8 million of disallowed interest expense carryforwards under Section 162(j) of the Internal Revenue Code. These carryforwards do not expire and can be used to offset future taxable income, subject to annual limitations. This amount has a valuation allowance booked against it as of December 31, 2024.

Net deferred tax assets are recorded for differences between the financial reporting basis and the tax basis of Holdings’ proportionate share of the net assets of RMCO. The Company recognizes deferred tax assets to the extent, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations If not expected to be realized, a valuation allowance is recorded to offset the deferred tax asset. As of December 31, 2025 a valuation allowance has been recorded against the company’s deferred tax assets.

For December 31, 2025 and 2024, the Company did not provide for deferred taxes on unremitted earnings of foreign subsidiaries that are permanently reinvested, for which withholding taxes would be due upon repatriation. The estimated amount of additional tax that would be payable on this income if distributed would be immaterial.

The Company is subject to taxation in the U.S., various states, and in non-U.S. jurisdictions. The Company’s U.S. income tax returns are primarily subject to examination from 2022 forward; however, U.S. tax authorities also have the ability to review prior tax years to the extent loss carry-forwards and tax credit carryforwards are utilized. The open years for non-U.S. tax returns range from 2016 through 2024 based on local statutes.

Uncertain Tax Positions

During 2021 and in connection with the INTEGRA acquisition, the Company assumed an uncertain tax position related to certain U.S. tax matters and also recorded a largely offsetting related indemnification asset.

In 2023, 2024, and 2025 a portion of the uncertain tax position and related indemnification asset assumed in connection with the INTEGRA acquisition were reversed as a result of lapse of applicable statute of limitations. As of December 31, 2025 there is no reserve for uncertain tax positions.

Uncertain tax position liabilities represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the consolidated financial statements and are recognized in “Income taxes payable” in the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount, excluding interest and penalties is as follows:

	As of December 31,
	2025	2024	2023
Balance, January 1	$30	$258	$1,014
Decrease related to prior year tax positions	(30)	(228)	(756)
Balance, December 31 (a)	$—	$30	$258
(a)	Excludes accrued interest and penalties of $0.1 million for the year ended December 31, 2023. As of December 31, 2025, there is no accrued interest and penalties. Interest and penalties are recognized in “Income taxes payable” within the Consolidated Balance Sheets.

12. Equity-Based Compensation

During the second quarter of 2023, the Company’s stockholders approved a new Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan”), that became effective immediately upon approval, superseding the prior 2013 Incentive Plan (the “2013 Incentive Plan”). The 2023 Incentive Plan along with the 2013 Incentive Plan (collectively referred to as the “Incentive Plan”), include restrictive stock units which may have time-based or performance-based vesting criteria. In addition, during the fourth quarter of 2023, pursuant to the inducement award exception under New York Stock Exchange Rule 303A.08, the Board of Directors approved equity grants to the Company’s newly appointed CEO (“2023 CEO Grants”) which have both time-based and performance-based vesting criteria.

The Company recognizes equity-based compensation expense in “Selling, operating and administrative expenses” in the accompanying Consolidated Statements of Income (Loss). The Company recognizes corporate income tax benefits relating to the vesting of restricted stock units in “Provision for income taxes” in the accompanying Consolidated Statements of Income (Loss).

Employee stock-based compensation expense under the Company’s Incentive Plan is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Expense from time-based awards (a)	$9,635	$10,849	$12,305
Expense from performance-based awards (a)(b)	3,338	2,942	3,718
Expense from bonus to be settled in shares (c)	3,654	5,064	3,513
Equity-based compensation expense	$16,627	$18,855	$19,536
Tax benefit from equity-based compensation	(2,501)	(2,776)	(2,834)
Deficit / (excess) tax benefit from equity-based compensation	706	1,001	965
Net compensation cost	$14,832	$17,080	$17,667
(a)	Includes $0.7 million of expense recognized for time-based awards and $0.6 million of expense recognized for performance-based awards, for the year ended December 31, 2025, for inducement awards granted to the Company's CEO, Erik Carlson, in the fourth quarter of 2023, and two additional employees hired during the second half of 2025. As of December 31, 2025, 804,311 restricted stock units remain outstanding assuming maximum achievement of the CEO performance awards.
(b)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions.
(c)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

Time-based restricted stock units and restricted stock awards are valued using the Company’s closing stock price on or just prior to the date of grant. Grants awarded to the Company’s Board of Directors generally vest over a one-year period. Grants awarded to the Company’s employees generally vest equally in annual installments over a two or three-year period. The 2023 CEO Grants vest over a one-year and three-year period. Compensation expense is recognized on a straight-line basis over the requisite service period.

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2025	1,743,345	$10.40
Granted (a)	1,656,049	$8.80
Shares vested (including tax withholding) (b)	(907,191)	$11.17
Forfeited	(488,340)	$9.46
Balance, December 31, 2025	2,003,863	$8.96

(a)	The weighted average grant date fair value per share for the years ended December 31, 2024 and 2023 were $8.77 and $15.50, respectively.
(b)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of December 31, 2025, there was $9.3 million of total unrecognized expense for time-based restricted stock awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023, was $10.1 million, $12.0 million, and $13.2 million, respectively.

Performance-based Restricted Stock

Performance-based restricted stock units (“PSUs”) granted to employees under the Incentive Plan are stock-based awards that generally vest at the end of a three-year period in which the number of shares ultimately received depends on the Company’s achievement of a specified revenue target over a distinct performance period. The number of shares that could be issued range from 0% to 200% of the participant’s target award and if the minimum threshold conditions are not met, no shares will vest. PSUs that vest upon achievement of a specified revenue target are valued using the Company’s closing stock price on or just prior to the date of grant. For these awards, compensation expense is recognized over the requisite service period and is adjusted based on the estimated revenue achievement for each target. For the 2023 CEO Grants, the PSUs vest based on the price of the Company’s class A common stock during the performance period that runs from the grant date through December 31, 2027. The number of shares that could be issued range from 0% to 200% of the participant’s target award and if the minimum threshold conditions are not met, no shares will vest. PSUs for the 2023 CEO Grants are valued on the date of grant using a Monte Carlo simulation and compensation expense is recognized over the derived service period.

The following table summarizes equity-based compensation activity related to PSUs:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2025	1,025,661	$6.22
Granted (a)	741,435	$9.27
Shares vested (including tax withholding) (b)	(237,463)	$11.40
Forfeited	(334,429)	$9.86
Balance, December 31, 2025	1,195,204	$6.06
(a)	The weighted average grant date fair value per share for the years ended December 31, 2024 and 2023 were $8.81 and $7.95, respectively.
(b)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of the employee's tax withholding related to shares vesting are added back to the pool of shares available for future awards.

As of December 31, 2025, there was $1.7 million of total unrecognized PSU expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.5 years for PSUs. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023, was $2.7 million, $2.2 million, and $3.8 million, respectively, for PSUs.

After giving effect to all outstanding awards, there were 3,530,869 additional shares available for the Company to grant under the 2023 Incentive Plan as of December 31, 2025.

13. Commitments and Contingencies

The Company is subject to litigation claims arising in the ordinary course of business. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred.

U.S. Antitrust Litigation and Settlement

Beginning in March 2019, multiple putative class actions were filed against the National Association of Realtors (“NAR”), or in one case a multiple listing service (“MLS”) defendant rather than NAR, RE/MAX, LLC, and other real estate companies, alleging that certain NAR rules (or MLS rules) violated federal and state antitrust laws by inflating broker commissions. The complaints make substantially similar allegations and seek substantially similar relief. Plaintiffs generally allege that NAR’s rule requiring listing brokers to make a blanket, non-negotiable offer of buyer broker compensation results in increased costs to sellers and violates antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule also in violation of antitrust law. Amended complaints added allegations of buyer steering and non-disclosure of buyer-broker compensation. The cases listed below, along with the Copycat Cases (defined below), are collectively referred to as the “Moehrl-related antitrust litigations.”

●	Christopher Moehrl et al. v. The National Association of Realtors, Realogy Holdings Corp., HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc. RE/MAX, LLC., and Keller Williams Realty, Inc., filed on March 6, 2019 in the U.S. District Court for the Northern District of Illinois.
●	Scott and Rhonda Burnett et al. v. The National Association of Realtors, Realogy Holdings Corp., HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX, LLC, and Keller Williams Realty, Inc., filed on April 29, 2019 in the U.S. District Court for the Western District of Missouri.
●	Jennifer Nosalek et al. v. MLS Property Information Network, Inc., Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.), Century 21 Real Estate LLC, Coldwell Banker Real Estate LLC, Sotheby’s International Realty Affiliates LLC, Better Homes and Gardens Real Estate LLC, ERA Franchise System LLC, HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX, LLC, Polzler & Schneider Holdings Corp., Integra Enterprises Corp., RE/MAX of New England, Inc., RE/MAX Integrated Regions, LLC, and Keller Williams Realty, Inc., filed on December 17, 2020 in the U.S. District Court for the District of Massachusetts.

On October 5, 2023, RE/MAX, LLC entered into a nationwide settlement agreement (the “U.S. Settlement Agreement”) to resolve all claims in the Burnett and Moehrl cases and similar claims on a nationwide class basis (collectively, the “Nationwide Claims”). The U.S. Settlement Agreement would release REMAX, LLC and the Company, their subsidiaries and affiliates, and REMAX sub-franchisors, franchisees and their sales associates in the United States from the Nationwide Claims. By the terms of the U.S. Settlement Agreement, RE/MAX, LLC agreed to implement specified business practice changes and pay $55.0 million (the “U.S. Settlement Amount”) into a qualified settlement escrow fund (the “U.S. Settlement Fund”). The Company used available cash to fund the payment and recorded the U.S. Settlement Amount to “Settlement and impairment charges” within the Consolidated Statements of Income (Loss) and recognized a corresponding liability in “Accrued liabilities” within the Consolidated Balance Sheets during 2023. Until the conclusion of the appeals process, amounts paid into the escrow fund are classified as “Restricted cash” within the Consolidated Balance Sheets.

The U.S. Settlement Agreement and any actions taken to carry out the U.S. Settlement Agreement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of any party. RE/MAX, LLC continues to deny the material allegations of the complaints in the Moehrl-related antitrust litigations and the Copycat Cases (as defined below). RE/MAX, LLC entered into the settlement after considering the risks and costs of continuing the litigation. On May 9, 2024 the court granted final approval of the U.S. Settlement Agreement. Appeals were subsequently filed in the United States Circuit Court of Appeals for the Eighth Circuit, including by a plaintiff in the Batton Action (defined below). The U.S. Settlement Agreement will become effective if the order approving the U.S. Settlement Agreement is affirmed at the conclusion of the appeals process.

Mya Batton et al. v. The National Association of Realtors, Realogy Holdings Corp., HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX, LLC, and Keller Williams Realty, Inc., filed on January 25, 2021 in the U.S. District Court for the Northern District of Illinois.

Copycat lawsuits to the Moehrl-related antitrust litigations were later filed by plaintiff Monty March in the Southern District of New York (the “March Action”), plaintiff Christina Grace in the Northern District of California (the “Grace Action”), and plaintiff Willsim Latham, LLC in the Eastern District of California (the “Willsim Action”) (together the “Copycat Cases”). The Copycat Cases are stayed pending resolution of the appeal of the U.S. Settlement Agreement. The Company intends to vigorously defend against all claims. The Copycat Cases that name the Company consist of:

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

Christina Grace v. Bay Area Real Estate Information Services, Inc.; Marin Association of Realtors; North Bay Association of Realtors; Northern Solano County Association of Realtors, Inc.; Solano Association of Realtors, Inc.; RE/MAX Holdings, Inc.; Anywhere Real Estate Inc.; Vanguard Properties, Inc.; Twin Oaks Real Estate, Inc.; Windermere Real Estate Services Company Inc.; Rapisarda & Fox, Inc.; Realty ONE Group, Inc.; Keller Williams Realty, Inc.; Compass, Inc.; and eXp World Holdings, Inc., filed on December 8, 2023 in the U.S. District Court for the Northern District of California.

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

On January 25, 2021, a similar action to the Moehrl-related antitrust litigations was filed in the Northern District of Illinois (the “Batton Action”) alleging violations of federal antitrust law and unjust enrichment. The complaint makes substantially similar allegations and seeks similar relief as the Moehrl-related antitrust litigations but alleges harm to homebuyers rather than home sellers. The Company filed a motion to dismiss which was granted on May 2, 2022. The plaintiffs filed an amended complaint adding state antitrust and consumer protection claims, and the Company filed a subsequent motion to dismiss. On February 20, 2024, the court dismissed plaintiffs’ claim seeking injunctive relief for violations of the Sherman Act and dismissed certain state law claims in Tennessee and Kansas. The court denied the remainder of the Company’s motion to dismiss. The only claims that remain are state law, and on April 15, 2024, the Company filed its answer. Plaintiffs filed a motion for leave to file a second amended complaint on December 2, 2024, which sought to add new named plaintiffs and new claims. Defendants opposed and the court denied the motion on May 7, 2025. On September 22, 2025, plaintiffs filed a motion seeking to certify a class. On November 13, 2025, the court struck the plaintiffs’ motion to certify a class without prejudice and ordered the class certification briefing stayed until the Burnett appeal is resolved.

On August 22, 2024, plaintiff Homie Technology, Inc. (“Homie”) filed suit against the National Association of Realtors, Anywhere Real Estate, Inc., Keller Williams Realty, Inc., HomeServices of America, Inc., HSF Affiliates, LLC, RE/MAX, LLC, and Wasatch Front Regional Multiple Listing Service, Inc. in the United States District Court for the District of Utah. The lawsuit alleges certain NAR rules, many of which were at issue in the Moehrl-related antitrust litigations, created a barrier to entry for Homie as a competitor, and that other defendants agreed and/or conspired to implement these rules and engaged in conduct that foreclosed Homie from competing. The complaint alleges federal and state antitrust claims and tortious interference. The plaintiff seeks injunctive relief and an unspecified amount of damages. RE/MAX, LLC filed a motion to dismiss on October 18, 2024. On July 15, 2025, the court dismissed the lawsuit and Homie’s claims. Homie filed an appeal on August 7, 2025 to the United States Circuit Court of Appeals for the Tenth Circuit. The Company intends to vigorously defend the appeal.

Homie Technology, Inc. v. National Association of Realtors, Anywhere Real Estate, Inc., Keller Williams Realty, Inc., HomeServices of America, Inc. HSF Affiliates, LLC, RE/MAX, LLC, and Wasatch Front Regional Multiple Listing Service, Inc., Case No. 24-cv-00616, filed in the United States District Court for the District of Utah, Central Division.

The Company intends to vigorously defend against all remaining claims, including appeals. If the final approval of the U.S. Settlement Agreement is not upheld on appeal, the Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims. As a result, the Company is unable to reasonably estimate the financial impact of the litigation beyond what has been accrued for pursuant to the terms of the U.S. Settlement Agreement, and the Company cannot predict, beyond the U.S. Settlement Amount, whether resolution of these matters would have a material effect on its financial position or results of operations.

Canadian Competition Act Litigation and Settlement

On April 9, 2021, a putative class action was filed in the Federal Court of Canada against multiple real estate companies, including RE/MAX Ontario-Atlantic Canada Inc. (“REMAX OA”), which the Company acquired in July 2021, alleging violations of the Canadian Competition Act related to certain Canadian Real Estate Association rules and real estate commission practices. A similar national class action was filed on January 18, 2024. These cases listed below, are collectively referred to as the “Canadian competition litigations.”

●	Mark Sunderland v. Toronto Regional Real Estate Board (TRREB), The Canadian Real Estate Association (CREA), RE/MAX Ontario-Atlantic Canada Inc. o/a RE/MAX INTEGRA, Century 21 Canada Limited Partnership, Residential Income Fund, L.P., Royal Lepage Real Estate Services Ltd., Homelife Realty Services Inc., Right At Home Realty Inc., Forest Hill Real Estate Inc., Harvey Kalles Real Estate Ltd., Max Wright Real Estate Corporation, Chestnut Park Real Estate Limited, Sutton Group Realty Services Ltd. and IPRO Realty Ltd., filed on April 9, 2021 in the Federal Court of Canada.
●	Kevin McFall v. Canadian Real Estate Association, et. al., filed January 18, 2024 in the Federal Court of Canada.

In early 2025, REMAX OA reached substantial agreement on monetary terms and business practice changes to resolve the Canadian competition litigations. On April 29, 2025, REMAX OA entered into a settlement agreement to resolve all claims in these litigations (the “Canadian Settlement Agreement”). Under the agreement, REMAX OA paid $7.8 million Canadian dollars (the “Canadian Settlement Amount”) into a third-party interest-bearing account in second quarter of 2025 and agreed to certain business practice changes consistent with those in the U.S. Settlement Agreement. Any actions taken to carry out the Canadian Settlement Agreement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of the Company. The Company continues to deny the material allegations of the Canadian competition litigations. The Company entered into the settlement agreement after considering the risks and costs of continuing the litigation. The Company used available cash to fund the payment and recorded the Canadian Settlement Amount to “Settlement and impairment charges” within the Consolidated Statements of Income (Loss) and recognized a corresponding liability in “Accrued liabilities” within the Consolidated Balance Sheets during the fourth quarter of 2024. The court approved the Canadian Settlement Agreement on October 8, 2025 resulting in a reduction of $7.8 million Canadian dollars (translated to $5.6 million U.S. dollars at the transaction date) in “Restricted cash” with a corresponding reduction of the liability in “Accrued liabilities” within the Consolidated Balance Sheets during 2025. On October 8, 2025, the court dismissed REMAX OA from the Canadian competition litigations pursuant to the terms of the settlement.

14. Defined-Contribution Savings Plan

The Company sponsors an employee retirement plan (the “401(k) Plan”) that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company provides matching contributions on a discretionary basis. During the years ended December 31, 2025, 2024 and 2023, the Company recognized expense of $2.7 million, $2.6 million and $2.6 million, respectively, for matching contributions to the 401(k) Plan.

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

The following table presents revenue from external customers by segment (in thousands):

	Year Ended December 31,
	2025	2024	2023
Continuing franchise fees	$102,866	$111,260	$116,472
Annual dues	30,462	32,188	33,904
Broker fees	53,691	51,816	51,012
Franchise sales and other revenue	18,073	18,829	25,794
Total Real Estate revenue	205,092	214,093	227,182
Continuing franchise fees	9,999	10,751	10,912
Franchise sales and other revenue	3,675	3,858	3,081
Total Mortgage revenue	13,674	14,609	13,993
Marketing Funds fees	72,835	78,983	83,861
Total reportable segments revenue	291,601	307,685	325,036
Other (a)	—	—	635
Total revenue	$291,601	$307,685	$325,671

(a)	As of December 31, 2025, Other is not considered a reportable segment. See Note 2, Summary of Significant Accounting Policies, for additional information.

The following table presents Selling, operating and administrative expenses by segment and includes a reconciliation of reportable segment expenses in Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2025	2024	2023
Personnel	$73,513	$79,919	$81,900
Professional fees	13,445	10,850	13,450
Lease costs	5,807	6,317	7,140
Events, travel and related costs	13,026	15,307	19,734
Other segment items (a)	20,057	17,649	25,148
Total Real Estate selling, operating and administrative expenses	125,848	130,042	147,372
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(19,910)	(18,853)	(24,495)
Total Real Estate expense in Adjusted EBITDA	$105,938	$111,189	$122,877

Personnel	$13,321	$14,240	$14,134
Professional fees	820	1,394	1,237
Lease costs	454	439	460
Events, travel and related costs	2,535	2,721	3,118
Other segment items (a)	3,689	3,291	3,495
Total Mortgage selling, operating and administrative expenses	20,819	22,085	22,444
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(1,747)	(2,403)	(1,531)
Total Mortgage expense in Adjusted EBITDA	$19,072	$19,682	$20,913

Marketing Funds fees (c)	$72,835	$78,983	$83,861
Other (d)	$35	$131	$1,732
(a)	Other segment items for each reportable segment include:

Real Estate – other technology expenses, bank fees, corporate administration expenses, commissions, insurance, property and other taxes, bad debt expense, and other miscellaneous expenses.

Mortgage – other technology expenses, commissions, bad debt expense, and other miscellaneous expenses.

(b)	This adjustment reconciles segment Selling, operating and administrative expenses to total segment expense included in the measure of segment Adjusted EBITDA. These adjustments contain certain non-cash items and other non-recurring cash charges or other items.
(c)	Marketing Funds fees comprise the Company’s marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. The Marketing Funds segment operates at no profit. See Note 2, Summary of Significant Accounting Policies, for additional information.
(d)	As of December 31, 2025, Other is not considered a reportable segment and is included in total Selling, operating and administrative expenses. See Note 2, Summary of Significant Accounting Policies, for additional information.

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Adjusted EBITDA: Real Estate	$99,154	$102,904	$104,305
Adjusted EBITDA: Mortgage	(5,398)	(5,073)	(6,920)
Adjusted EBITDA: Total reportable segments (a)	93,756	97,831	97,385
Adjusted EBITDA: Other (a)	(35)	(131)	(1,097)
Settlement and impairment charges (b)	1,542	(5,483)	(73,783)
Equity-based compensation expense	(16,627)	(18,855)	(19,536)
Fair value adjustments to contingent consideration (c)	109	225	533
Restructuring charges (d)	(2,536)	(1,227)	(4,210)
Change in estimated tax receivable agreement liability (e)	(715)	(1,219)	25,298
Other adjustments (f)	(1,898)	(2,860)	(2,394)
Interest income	3,580	3,738	4,420
Interest expense	(31,700)	(36,258)	(35,741)
Depreciation and amortization	(25,848)	(29,561)	(32,414)
Income (loss) before provision for income taxes	$19,628	$6,200	$(41,539)
(a)	The Marketing Funds segment operates at no profit. In addition, as of December 31, 2025, Other is not considered a reportable segment. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	During 2025, the Company recorded a cost recovery in connection with a previous settlement, that was received in the fourth quarter of 2025 from an escrow fund from a prior acquisition. This was partially offset by the settlement of an immaterial legal matter and an impairment recognized on an office lease in Canada, see Note 3, Leases, for additional information on our leases. During 2024 and 2023, represents the settlements of certain industry class-action lawsuits and other legal settlements, see Note 13, Commitments and Contingencies, for additional information. During 2023, in connection with the Company’s annual goodwill impairment test, it concluded that the carrying value of the Mortgage reporting unit within the Mortgage segment exceeded its fair value, resulting in an impairment charge to the Mortgage reporting unit goodwill. See Note 7, Intangible Assets and Goodwill, for additional information.
(c)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 10, Fair Value Measurements, for additional information.
(d)	During 2025 and 2024, the Company restructured its support services to further enhance the overall customer experience. Additionally, during 2023, the Company announced a reduction in force and reorganization intended to streamline the Company’s operations and yield cost savings over the long term. See Note 2, Summary of Significant Accounting Policies, for additional information.
(e)	Change in estimated tax receivable agreement liability is the result of a valuation allowance on deferred tax assets. See Note 4, Non-controlling Interest and Note 11, Income Taxes, for additional information.
(f)	Other adjustments are primarily made up of losses on disposal of assets in 2025 and employee retention related expenses from the Company’s CEO transition in 2024 and 2023.

The following table presents total assets of the Company’s segments (in thousands):

	As of December 31,
	2025	2024
Real Estate	$504,451	$508,081
Marketing Funds	28,192	29,069
Mortgage	49,832	44,433
Other (a)	—	11
Total assets	$582,475	$581,594
(a)	Other is not considered a reportable segment.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2025 our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, using the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Ernst & Young LLP, an independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. See Part II, Item 8, “Report of Independent Registered Public Accounting Firm.”

C.	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by directors, officers, and employees. The Company believes that its policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s insider trading policy is incorporated herein by reference with this Annual Report on Form 10-K as Exhibit 19.1.

The remaining information required by this Item 10 will be included in our definitive proxy statement for our 2025 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2025 with respect to shares of our Class A common stock issuable under our equity compensation plan:

	Equity Compensation Plan Information
				Remaining Available for
				Future Issuance Under
	Number of Securities to		Weighted-Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights (2)	Column (a))
Equity compensation plans approved by security holders	2,705,586	(1)	$ 22.58	3,530,869
Equity compensation plans not approved by security holders	804,311	(3)	—	—
Total	3,509,897	(1)	$ 22.58	3,530,869
(1)	Represents the number of shares issuable upon vesting of unvested restricted stock units (“RSUs”) and upon exercise of vested options. As of December 31, 2025, 2,394,756 unvested RSUs and 310,830 vested options were outstanding.
(2)	Represents the weighted-average exercise price of outstanding options. The weighted average exercise price does not take into account shares issuable upon vesting or delivery of restricted stock units because these have no exercise price.
(3)	Represents the number of underlying shares of common stock associated with 590,463 performance-based restricted stock units and 213,848 time-based restricted stock units outstanding pursuant to inducement grants to the newly appointed CEO in the fourth quarter of 2023 and two additional employees hired in the second half of 2025.

The remaining information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

●	Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024
●	Consolidated Statements of Income (Loss) for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023
●	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023
●	Consolidated Statements of Stockholders’ Equity (deficit) for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023
●	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023
●	Notes to Consolidated Financial Statements
●	Report(s) of Independent Registered Public Accounting Firm
2.	Financial Statement Schedules

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1
3.3	Amendment No. 1 to Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	5/31/2023	3.1
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-36101	2/21/2020	4.2
10.1	2013 Omnibus Incentive Plan and related documents.†	S-8	333-191519	10/1/2013	4.2
10.2	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.3	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.4	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.5	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-K	001-36101	2/21/2020	10.5
10.6	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.7	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12
10.8	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.†	S-1	333-190699	9/27/2013	10.3
10.9	Form of Time-Based Restricted Stock Unit Award.†	10-K	333-190699	2/24/2017	10.11
10.10	Form of Time-Based Restricted Stock Unit Award.†	10-K	001-36101	2/25/2021	10.10
10.11	Form of Time-Based Restricted Stock Unit Award.†	10-Q	001-36101	12/21/2021	10.2
10.12	Form of Performance-Based Restricted Stock Unit Award.†	10-K	001-36101	2/22/2019	10.12
10.13	Form of Performance-Based Restricted Stock Unit Award. †	10-K	001-36101	2/25/2021	10.12
10.14	Form of Restricted Stock Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.15
10.15	Form of Restricted Stock Award (General).†	S-1	333-190699	9/27/2013	10.16
10.16	Form of Stock Option Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.17
10.17	Form of Stock Option Award (General).†	S-1	333-190699	9/27/2013	10.18
10.18	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC.	10-Q	001-36101	8/7/2015	10.3
10.19	Joinder, dated October 4, 2018, among RE/MAX Holdings, Inc., Oberndorf Investments LLC and Parallaxes Capital Opportunities fund I LP.	10-K	001-36101	2/22/2019	10.18
10.20	Joinder, dated December 19, 2018, among RE/MAX Holdings, Inc., Parallaxes Capital Opportunities Fund I LP and Parallaxes Rain Co-Investment, LLC.	10-K	001-36101	2/22/2019	10.19

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.21	Amended and Restated Credit Agreement, dated as of December 15, 2016, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*	8-K	001-36101	12/21/2016	10.1
10.22	Consent and Waiver, dated November 14, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	11/15/2017	10.1
10.23	Second Consent and Waiver, dated December 19, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	12/26/2017	10.1
10.24	Second Amended and Restated Credit Agreement, dated as of July 21, 2021, by and among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	7/21/2021	10.1
10.25	Equity Purchase Agreement, dated January 1, 2019, by and between RADF, LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.23
10.26	Asset Purchase Agreement, dated January 1, 2019, by and between RE/MAX Texas Ad Fund, Inc.	10-K	001-36101	2/22/2019	10.24
10.27	Share Purchase Agreement, dated January 1, 2019, by and between RE/MAX of Western Canada (1998), LLC and David Liniger.	10-K	001-36101	2/22/2019	10.25

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.28	Share Purchase Agreement, dated January 1, 2019, by and between Motto Franchising, LLC and David Liniger.	10-K	001-36101	2/22/2019	10.26
10.29	Executive Separation and General Release Agreement.	8-K	001-36101	1/11/2022	10.1
10.30	Interim Executive Agreement.	8-K	001-36101	1/11/2022	10.2
10.31	Form of RE/MAX Holdings, Inc. Reward and Retention Agreement.	8-K	001-36101	1/11/2022	10.3
10.32	First Amendment to Interim Executive Agreement.	8-K	001-36101	11/2/2022	10.1
10.33	Form of Time-Based Restricted Stock Unit Award.†	10-Q	001-36101	5/4/2023	10.1
10.34	Form of Performance-Based Restricted Stock Unit Award.†	10-Q	001-36101	5/4/2023	10.2
10.35	2023 Omnibus Incentive Plan and related documents.†	S-8	333-272219	5/26/2023	4.4
10.36	Change in Control Severance Plan.†	8-K	001-36101	5/31/2023	10.1
10.37	RE/MAX Holdings, Inc. Deferred Compensation Plan.†	10-Q	001-36101	8/2/2023	10.3
10.38	Amended and Restated Interim Executive Agreement, dated August 31, 2023.†	8-K	001-36101	9/7/2023	10.1
10.39	Executive Agreement.*†	8-K	001-36101	11/13/2023	10.1
10.40	Form of Award Agreement – Time-Based RSU Awards.†	8-K	001-36101	11/13/2023	10.2
10.41	Form of Award Agreement –Performance-Based RSU Award.†	8-K	001-36101	11/13/2023	10.3
10.42	Form of RE/MAX Holdings, Inc. Retention Agreement.†	8-K	001-36101	11/13/2023	10.4
10.43	Form of Performance-Based Restricted Stock Unit Award.†	10-Q	001-36101	5/2/2024	10.2
10.44	Letter Agreement, dated May 31, 2024, between RE/MAX Holdings, Inc. and Serene Smith.†	8-K	001-36101	6/3/2024	10.1
10.45	Form of Bonus Agreement. †	8-K	001-36101	5/20/2025	10.1
10.46	Amendment to RE/MAX Holdings, Inc. 2023 Omnibus Incentive Plan. †	8-K	001-36101	5/20/2025	10.2

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.47	Employee Separation Agreement and General Release of All Claims, dated June 16, 2025 between RE/MAX, LLC and Grady Ligon.†	8-K	001-36101	6/17/2025	10.1
10.48	Consulting Agreement dated May 13, 2025 between RE/MAX Holdings, Inc. and Stephen Joyce.†	10-Q	001-36101	7/29/2025	10.1
10.49	Independent Contractor Agreement dated June 15, 2025 between RE/MAX Holdings, Inc. and Ward Morrison.†	10-Q	001-36101	7/29/2025	10.2
10.50	Second Amendment, dated September 30, 2025, to the Second Amended and Restated Credit Agreement, dated as of July 21, 2021, by and among RE/MAX, LLC; RMCO, LLC; the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	10/1/2025	10.1
10.51	Severance and Retirement Plan.†					X
10.52	Form of Award Agreement –Performance-Based RSU Award.†					X
19.1	RE/MAX Holdings, Inc. Insider Trading Policy	10-K	001-36101	2/20/2025	19.1
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Amended and Restated Incentive Compensation Recoupment Policy.	10-K	001-36101	2/22/2024	97.1
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity (deficit) and (vi) related notes.

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

RE/MAX Holdings, Inc.
(Registrant)

Date: February 19, 2026	By:	/s/ Erik Carlson
Erik Carlson
Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2026	By:	/s/ Karri R. Callahan
Karri R. Callahan
Chief Financial Officer
(Principal Financial Officer)

Date: February 19, 2026	By:	/s/ Leah R. Jenkins
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

Signature	Title	Date
/s/ Erik Carlson	Director and Chief Executive Officer	February 19, 2026
Erik Carlson	(Principal Executive Officer)

/s/ Karri R. Callahan	Chief Financial Officer	February 19, 2026
Karri R. Callahan	(Principal Financial Officer)

/s/ Leah R. Jenkins	Chief Accounting Officer	February 19, 2026
Leah R. Jenkins	(Principal Accounting Officer)

/s/ David L. Liniger	Chairman and Co-Founder	February 19, 2026
David L. Liniger

/s/ Roger J. Dow	Lead Independent Director	February 19, 2026
Roger J. Dow

/s/ Norman K. Jenkins	Director	February 19, 2026
Norman K. Jenkins

/s/ Annita M. Menogan	Director	February 19, 2026
Annita M. Menogan

/s/ Cathleen Raffaeli	Director	February 19, 2026
Cathleen Raffaeli

/s/ Katherine L. Scherping	Director	February 19, 2026
Katherine L. Scherping

/s/ Teresa S. Van De Bogart	Director	February 19, 2026
Teresa S. Van De Bogart