Form 10-K/A
period 2025-12-31
RE/MAX Holdings, Inc.
filed 2026-04-30
CIK 1581091

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

Registrant’s telephone number, including area code: (303) 770-5531

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

On March 31, 2026, there were 20,142,454 outstanding shares of the registrant’s Class A common stock (including unvested restricted stock), $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: Ernst & Young LLP	Auditor Location: Denver, Colorado	Auditor Firm ID: 42

EXPLANATORY NOTE

RE/MAX Holdings, Inc. (the “Company” or “Holdings”) is filing this amendment (the “Amendment”) to its Annual Report on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Report”), which the Company filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026. This Amendment is being filed solely to include the information required by Part III of Form 10-K. This information was omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are being filed as exhibits to this Amendment under Item 15 of Part IV. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment does not amend, update, or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing date of the Original Report. As such, this Amendment and the forward-looking statements contained herein speak only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

Our Board of Directors currently consists of eight members. The Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to Directors whose terms expire will be elected to serve until the third annual meeting following election. Terms of Class I Directors expire at the 2026 annual meeting of stockholders, terms of Class II Directors expire at the 2027 annual meeting of stockholders and terms of Class III Directors expire at the 2028 annual meeting of stockholders.

The following table summarizes information about each Director, including committee membership.

			RMAX				Nominating and
		Director	Director				Corporate
Name	Age	Class	Since	Independent	Audit	Compensation	Governance
David L. Liniger	80	Class III	2013	No
Erik Carlson	56	Class II	2023	No
Roger J. Dow	79	Class I	2013	Yes		C
Norman K. Jenkins	63	Class I	2023	Yes		M	M
Annita M. Menogan	71	Class III	2022	Yes	M		M
Cathleen Raffaeli	69	Class II	2024	Yes	M	M
Katherine L. Scherping	66	Class I	2022	Yes	C
Teresa S. Van De Bogart	70	Class III	2016	Yes	M		C

M – Member

C – Chair

David L. Liniger is the non-executive Chair of the Board of Directors and Co-Founder of REMAX. He has been Chair of the Board of Directors of RE/MAX Holdings since July 2013, and, before that, of RE/MAX, LLC or its parent and predecessor companies since the first REMAX company was founded in January 1973. Mr. Liniger served in a variety of leadership roles within the REMAX organization for more than 50 years, including Co-CEO from May 2017 through February 2018 and CEO from December 2014 until May 2017. Mr. Liniger is married to Gail Liniger, Vice Chair Emerita and Co-Founder. Mr. and Mrs. Liniger were named to the International Franchise Association’s Hall of Fame in 2005. Mr. Liniger was selected for our Board because of his role in co-founding REMAX and launching Motto Mortgage, his intimate knowledge of our Company, and his long history as a visionary in the real estate industry.

Erik Carlson was appointed as Chief Executive Officer and a member of the Board of Directors of RE/MAX Holdings in November 2023. Further information about Mr. Carlson can be found below under “Our Executive Officers.”

Roger J. Dow was first appointed to the Board of Directors in July 2013 and serves as Lead Independent Director and as Chair of the Compensation Committee. He has served as a member of the Company’s Board of Directors or Board of Managers since 2005. He currently serves as Co-Founder of Future WRX Solutions and as CEO of Dow International LLC. From January 2005 through his retirement in July 2022, he was the President and Chief Executive Officer of the U.S. Travel Association. He previously served in various roles at Marriott International, including as Senior Vice President, Global Sales. He is currently a director of Forbes Travel Guide. Mr. Dow was selected for our Board because of his knowledge of and experience in strategic planning and leadership of complex organizations and his franchising experience.

Norman K. Jenkins was first appointed to the Board of Directors in May 2023. Mr. Jenkins has served as President and Chief Executive Officer of Capstone Development since the Company’s founding in 2009. Capstone develops and acquires hotels, multi-family and other classes of commercial real estate. Prior to launching Capstone, Mr. Jenkins served in a variety of senior leadership roles during his 16-year career at Marriott International, Inc. Prior to joining Marriott, Mr. Jenkins held positions in finance and operations at McDonald’s Corporation. Mr. Jenkins currently serves on the boards of AutoNation (NYSE: AN) and Urban Edge Properties (NYSE: UE). He also served on the board of Duke Realty (NYSE: DRE) from February 2017 until its acquisition by Prologis, Inc. in October 2022 and on the board of New Senior Investment Group, Inc. (NYSE: SNR) from November 2020 through its acquisition by Ventas, Inc. in September 2021. He is a member of the Washington DC Developer Roundtable and a former member of the Suburban Hospital Board of

Trustees and the Howard University Board of Trustees. Mr. Jenkins was selected for our Board due to his extensive experience in real estate and franchising as well as his experience on other public company boards.

Annita M. Menogan was elected to the Board of Directors in 2022. Ms. Menogan has nearly four decades of experience as a business and corporate attorney, both in private practice and including 20 years as chief legal and governance executive with publicly held companies. As a member of those executive teams, Annita had key leadership roles facilitating enterprise growth and brand expansion through significant strategic M&A activity; franchise growth and management; and deep boardroom experience with companies undergoing not only significant growth but also encountering periods of disruption, crisis or business transformation. She served as General Counsel, Corporate Secretary, and Compliance Officer of Atkins Nutritionals, Inc. / The Simply Good Foods Company (NASDAQ: SMPL) from 2015 through 2018; Senior Vice President, Chief Legal Officer, and Corporate Secretary for Red Robin Gourmet Burgers, Inc. (NASDAQ: RRGB) from 2006 through 2013; and as Vice President, Corporate Secretary, and Deputy General Counsel at Adolph Coors Company and Molson Coors Beverage Company (NYSE: TAP). She currently also serves on the Boards of Infinicept, Inc. since 2023, and AYA Foundation, since 2022. She previously served on the Board of Children’s Hospital Colorado from 2014 to 2024, and on the Boards of Denver Kids, Inc., NACD Colorado Chapter, and the University of Denver, Sturm College of Law Institute for the Advancement of the American Legal System, among other non-profits. She is a Board Leadership Fellow of NACD. Ms. Menogan was selected for our Board due to her deep expertise in legal and governance matters and extensive experience as a public company executive, including at a publicly held franchisor.

C. Cathleen Raffaeli was appointed to the Board of Directors in August 2024. She serves as CEO and Managing Director of the Hamilton White Group and Soho Venture Partners Inc., two related syndicated investment and advisory firms. She has over 35 years of business management experience focused on growth, marketing, technology, and asset redeployments. She has held board leadership positions for over 25 years. She currently serves on the board of Aberdeen PLC, a $550 billion-dollar global asset manager, where she sits on the Remuneration Committee, Audit and Risk Committee. She also Chairs the boards of two subsidiaries of Aberdeen: Aberdeen Platform Limited and Elevate Portfolio Services Limited. She served on the New York Federal Loan Bank Board for 13 years, as well as numerous other boards including E*TRADE, Brookline College and JHPIEGO, a Johns Hopkins Global Health Initiative. Ms. Raffaeli was selected for our Board due to her extensive experience in leading businesses through transitions and her broad financial industry experience, particularly in the mortgage industry.

Katherine L. Scherping was appointed to the Board of Directors in December 2022 and serves as Chair of the Audit Committee. She served for nearly 20 years as the CFO of private and public companies, including Quiznos and Red Robin Gourmet Burgers Inc. (NASDAQ: RRGB), before retiring in March 2020 as the CFO of National CineMedia, Inc. (NASDAQ: NCMI), a movie theater advertising business, a position she held since 2016. Ms. Scherping currently serves on the board and Nominating and Governance Committee and is chair of the Audit Committee of Turtle Beach Corporation (NYSE: TBCH), one of the world’s leading providers of gaming accessories. She previously was a board member, Nominating and Governance Committee member, and Audit Committee chair for Papa Murphy’s. Ms. Scherping was selected for our Board due to her extensive leadership experience at publicly-traded franchise organizations and financial expertise.

Teresa S. Van De Bogart was first elected to the Board of Directors in May 2016 and serves as Chair of the Nominating and Corporate Governance Committee. Ms. Van De Bogart retired in 2019 as Vice President—Global IT Solution Delivery for Molson Coors Beverage Company (NYSE: TAP), a position she held since 2012. She had been an IT vice president of Molson Coors (and its predecessors) since 2005, establishing a global project management office and leading large-scale global project implementations. She previously served in various other leadership roles at Molson Coors including procurement, finance, and accounting. Ms. Van De Bogart is a Board Leadership Fellow of NACD and has earned the NACD Directorship Certification® and a CERT Certificate in Cyber-Risk Oversight from the Carnegie Mellon University Software Engineering Institute. She additionally served on the Board of Sunflower Bank through February 2025, where she served as chair of the Risk Committee and as a member of the Compensation Committee as well as Craig Hospital Foundation Board where she serves on the Nominating and Governance Committee. She is also a member of the Mile High United Way Board of Trustees. She previously served as the board chair for the Colorado Women’s Chamber of Commerce as well as the Women’s Leadership Foundation. Ms. Van De Bogart was selected for our Board because of her information technology and financial background including security trends and risk assessment, and her experience as a senior leader in a global public company.

During 2025, Stephen P. Joyce served as a member of the Board until his retirement on May 14, 2025. In addition, Christine M. Riordan served as a member of the Board through February 10, 2026, when she resigned.

Board Committees

Our Board has three standing committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. All members of our standing committees are independent under applicable NYSE standards and Rule 10A-3 of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”).

Audit Committee

The members of the Audit Committee are Katherine Scherping (Chair), Annita Menogan, Cathleen Raffaeli, and Teresa Van De Bogart. Our Board of Directors has determined that Katherine Scherping and Cathleen Raffaeli each qualifies as an “Audit Committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K

The key responsibilities of the Audit Committee are:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;
●	discussing with our independent registered public accounting firm its independence from our management;
●	reviewing with our independent registered public accounting firm the scope and results of their audit;
●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
●	overseeing the financial reporting process and discussing the interim and annual financial statements that we file with the Securities and Exchange Commission (“SEC”) with management and our independent registered public accounting firm;
●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;
●	monitoring the implementation and impact of new accounting policies;
●	establishing procedures for the confidential and/or anonymous submission and review of concerns regarding questionable accounting, internal controls, auditing matters, or anything else that appears to involve financial or other wrongdoing;
●	reviewing the Company’s annual budget and recommending approval of the budget to the full Board, and reviewing the Company’s performance as compared to budget;
●	assisting the Board with oversight, approval, and recommendations regarding capital structure and capital allocation including return of capital to stockholders, investment of cash, management of financial risks such as interest rate and currency risks and debt covenant compliance;
●	overseeing management of tax issues, including tax receivable agreements;
●	reviewing and approving related party transactions; and
●	overseeing the Company’s risk management, including the Company’s enterprise risk management program discussed above and efforts to mitigate cybersecurity risks.

The Audit Committee also reviews our annual report and makes recommendations to the full Board about its approval. The Audit Committee reviews and approves our quarterly reports and earnings releases for the first, second, and third quarters.

Compensation Committee

The members of the Compensation Committee are Roger Dow (Chair), Cathleen Raffaeli, and Norman Jenkins.

The key responsibilities of the Compensation Committee are:

●	reviewing and approving the compensation of our Executive Officers and Directors;
●	overseeing compensation of other officers;

●	reviewing key employee compensation goals, policies, plans, and programs;
●	administering the RE/MAX Holdings, Inc. Omnibus Incentive Plans;
●	reviewing and approving any employment agreements and other similar arrangements between us and our Executive Officers;
●	reviewing the Compensation Discussion and Analysis and Compensation Committee Report contained in this Amendment and in our proxy statements; and
●	engaging any compensation consultants.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Teresa Van De Bogart (Chair), Norman Jenkins, and Annita Menogan.

The key responsibilities of the Nominating and Corporate Governance Committee are:

●	identifying and evaluating potential candidates for the slate of Directors nominated for election by stockholders at annual meetings and for vacancies occurring on the Board from time to time and making recommendations to the Board regarding qualified individuals to be members of our Board of Directors;
●	overseeing the organization of our Board of Directors to discharge the Board’s duties and responsibilities properly and efficiently;
●	developing and recommending to our Board of Directors a set of corporate governance guidelines and principles and reviewing portions of our code of conduct related to corporate governance;
●	overseeing succession for the CEO, other Executive Officers, and Board members, for both planned and emergency succession scenarios;
●	overseeing the Company’s management of ESG matters and initiatives, including updates on ESG matters from management at least twice a year; and
●	overseeing the Board’s annual self-evaluation.

Our Executive Officers

Name	Position
Erik Carlson	Chief Executive Officer
Karri R. Callahan	Chief Financial Officer
Chris Lim	President and Chief Growth Officer of RE/MAX, LLC
Vic Lombardo	President of Mortgage Services
Susan Winders	Chief Legal Officer, Chief Compliance Officer, and Secretary

Erik Carlson joined RE/MAX Holdings, Inc. as Chief Executive Officer in November 2023. He drives the strategy of RE/MAX Holdings, overseeing all operations for the Company and providing direction for its brands. Mr. Carlson is an accomplished public company executive, who for six years served as President and CEO of DISH Network Corporation (NASDAQ: DISH). Prior to joining RE/MAX Holdings in 2023, Mr. Carlson had a successful 28-year career at DISH Network Corporation, which he joined as an Account Executive in 1995. There, Mr. Carlson served in the following roles throughout the course of his tenure: Senior Vice President of Sales and Retail Services, Executive Vice President of Operations, President and Chief Operating Officer, and President and Chief Executive Officer.

Karri R. Callahan is our Chief Financial Officer, a position she has held since March 2016. From January 2016 to March 2016, she served as Co-Chief Financial Officer. Ms. Callahan joined RE/MAX Holdings in April 2013 as Senior Manager of SEC Reporting and was promoted to Vice President, Corporate Controller in June 2014. She served as the Company’s Acting Chief Accounting Officer from November 2014 to January 2015 and as Acting Chief Financial Officer from December 2014 through January 2015. Prior to joining the Company, Ms. Callahan worked at Ernst & Young, LLP.

Chris Lim has served as President and Chief Growth Officer of RE/MAX, LLC since February 2026. He previously served as Executive Vice President and Chief Growth Officer of RE/MAX, LLC since joining REMAX in February 2025. From January 2024 to January 2025, he was a real estate salesperson with Christie’s International in San Francisco, California.

From July 2020 to December 2023, Mr. Lim served as President and Head of Brand Growth for @properties, in Chicago, Illinois. Concurrently, from December 2021 to December 2023, he served as the President of Christie’s International Real Estate, Inc., in Chicago, Illinois.

Victor Lombardo is the President of Mortgage Services. Mr. Lombardo has served as President of Mortgage Services of Motto Franchising, LLC, since August 2025. From February 2025 until August 2025, he served as Chief Operating Officer of Guaranteed Rate Affinity. From May 2016 until February 2025, he served as National Vice President of Corporate Relocation and Centralized Sales at Guaranteed Rate Affinity.

Susan L. Winders has served as Chief Legal Officer, Chief Compliance Officer, and Secretary since March 2026. She previously served as Executive Vice President, General Counsel, Chief Compliance Officer, and Secretary from February 2024 to March 2026, as Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary from March 2023 to February 2024, and as Vice President, General Counsel, Chief Compliance Officer, and Secretary from July 2022 to March 2023. Prior to that role, she was Senior Litigation Counsel since joining REMAX in 2009.

Code of Conduct and Supplemental Code of Ethics

We have adopted a Code of Conduct applicable to all employees and a Supplemental Code of Ethics applicable to our principal executive, financial, and accounting officers and all persons performing similar functions. Our Code of Conduct emphasizes our core values and is reflected in the acronym MORE: Max Effort, Obsessed with Customer Experience, Right Thing, Everybody Wins. A copy of each code is available on our investor relations website, accessible through our principal corporate website at www.remaxholdings.com. Any amendments to either code, or any waivers of their requirements, that apply to our Directors or Executive Officers will be disclosed on our investor relations website.

Corporate Governance Guidelines

We have adopted corporate governance guidelines that provide a framework for corporate governance. The corporate governance guidelines address, among other matters, selection of Directors, Director independence, Director responsibility, Director access to management, Director compensation, information about the Board and its committees, Director orientation and continuing education, management succession, and evaluation of the Board. The corporate governance guidelines are available on our investor relations website, accessible through our principal corporate website at www.remaxholdings.com.

Insider Trading Policy

We have adopted an Insider Trading Policy for all our personnel, including directors, officers and employees of RE/MAX Holdings, Inc. and its subsidiaries. The Insider Trading Policy is available on our website at investors.remax.com under Governance Documents and is also provided as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than 10% of the Company’s common stock, to file reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. We assist our directors and officers with their Section 16(a) filings. SEC regulations require us to identify in this Amendment anyone who filed a required report late during the most recent fiscal year. Two transfers of shares to a trust for estate planning purposes by Mr. Liniger and Mr. Liniger’s receipt of shares as a beneficiary of a relative’s estate were each reported late. Ms. Liniger, as Mr. Liniger’s spouse, reports indirect ownership of shares owned by Mr. Liniger. The same transactions were reported late by Ms. Liniger. Based solely on our review of forms that we have received and written representations from directors and executive officers, we believe that all other required reports under Section 16(a) were timely filed during the year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In this section, we provide information on how we compensate our Named Executive Officers. Our Named Executive Officers for 2025 are:

●	Erik Carlson, Chief Executive Officer;
●	Karri Callahan, Chief Financial Officer;
●	Abigail Lee, Chief Marketing Officer;
●	Robert Fuchs, Chief Human Resources Officer;
●	Victor Lombardo, President of Mortgage Services; and
●	Susan Winders, Chief Legal Officer, Chief Compliance Officer, and Secretary.

Overview and Philosophy of our Executive Compensation Program

Our philosophy is that executive compensation should aim to align the goals of management with the interests of the Company and its stockholders and to attract and retain talented executives with the skills to help the Company achieve its goals. Toward these ends, we seek to provide a competitive level of compensation that balances rewards for both short-term performance and long-term value creation, promotes accountability, incentivizes and rewards performance without encouraging imprudent risk taking, and attracts and retains talented leaders. This philosophy drives all aspects of officer (including Named Executive Officer) compensation, including our base pay guidelines, annual incentive, and grants of long-term equity-based compensation awards. A majority of each of our Named Executive Officer’s compensation is at risk annually.

Compensation Best Practices

We have adopted common best practices that are consistent with our compensation philosophy and serve the long-term interests of our stockholders. These include the following:

What we do:	What we don’t do
●
Our short-term incentive award goals are tied to key Company financial and strategic performance metrics.
●
Majority of executive compensation is “at-risk” and performance driven.
●
Half of long-term incentive awards for Named Executive Officers generally have performance-based vesting.
●
We have multi-year performance periods for long-term equity incentive (“LTI”) performance.
●
We compare executive compensation opportunities against a relevant peer group to ensure market competitiveness.
●
We engage with stockholders on executive compensation matters.
●
We have stock ownership guidelines.
●
We have a clawback policy.
●
We conduct a compensation risk assessment.
●
Our LTI program encourages retention of key personnel through long-term vesting.

●
We do not have excessive perquisites.
●
We do not have single-trigger change in control provisions for cash severance or in equity awards.
●
We do not provide excise tax gross-ups for change in control severance benefits.
●
Our Insider Trading Policy prohibits hedging or pledging Company stock without Board approval.
●
We do not pay accumulated dividends on restricted stock units until vested.

Performance Highlights

Despite ongoing challenges in the macroeconomic environment for the real estate industry, 2025 represented a year of significant progress for the Company and its award-winning brands. It was a transformational year of strengthening our leadership team, launching a wide variety of new products and services, and connecting more meaningfully with our affiliates, while continuing to focus on operational efficiency. Total revenue was $291.6 million, Adjusted EBITDA1 was $93.7 million and total REMAX agent count grew in 2025 by 1.4% to 148,660 agents. During 2025, RE/MAX Holdings improved its margin performance and its total leverage ratio, despite the continuing industry downturn.

Elements of Executive Compensation

The compensation of our Named Executive Officers consists primarily of base salary, short-term incentive, and long-term incentive compensation.

Compensation Element	Key Features	Primary Objectives
Base Salary (Fixed)

Factors considered in determining Base Salary:

●
the recommendation of the CEO (for officers other than the CEO),
●
market data provided by the Company’s compensation consultant on base salary paid to similar officers at peer companies, and
●
each officer’s experience and performance.
Attract & Retain quality officers who will drive the Company’s success
Short-Term Incentive (At-Risk)	Each Named Executive Officer’s short-term incentive target level is based on a percentage of base salary and the actual payout is based on Company performance.	Motivate & Reward officers for meeting and exceeding corporate objectives
Long-Term Equity Incentive Compensation (At-Risk)

Long-term incentive grants for Named Executive Officers were restricted stock units, 50% of which have performance-based vesting conditions and 50% of which are time-based (other than Mr. Lombardo whose 2025 inducement grant was 100% time-based).

Incentivize long-term value creation by aligning each officer’s interests with those of stockholders Motivate & Reward Company performance Retain key personnel through long-term vesting
Benefits (Fixed)	The Company offers a comprehensive benefit package to all full-time employees designed to attract and retain talented employees at all levels.	Attract & Retain talented employees at all levels

1 Adjusted EBITDA is a non-GAAP measure. Please see Appendix 1 on page 42 of this Amendment for a definition of this term and reconciliation with the most directly comparable GAAP measure.

Base Salary

Each Named Executive Officer receives a base salary, which is a fixed component of their compensation. Paying a competitive base salary is a crucial aspect of attracting and retaining qualified leaders who will drive the Company’s success. Base salary for each of the Named Executive Officers is determined by the Compensation Committee, taking into account the recommendation of the CEO (for officers other than the CEO), market data provided by the Company’s compensation consultant, Meridian Compensation Partners, LLC (“Meridian”) on base salary paid to similar officers at peer companies, and each officer’s performance, in order to determine a base salary level that is competitive and commensurate with the performance, duties, and experience of each Named Executive Officer. The CEO and Compensation Committee generally evaluate base salary for Named Executive Officers annually (for officers other than the CEO), taking into account factors such as changes in the executive’s role or responsibilities, the executive’s experience and job performance, market performance, and other factors deemed appropriate by the Compensation Committee. The table below shows the annual base salary for each of the Named Executive Officers during 2025, following merit increases effective on March 1, 2025, as applicable.

Base
Name	Salary
Erik Carlson	$850,000
Karri R. Callahan	$500,000
Abigail C. Lee	$350,000
Robert M. Fuchs	$350,000
Victor S. Lombardo	$430,000
Susan L. Winders	$350,000

Short-Term Annual Incentive

General Description

We use short-term annual incentives to motivate and reward Named Executive Officers for meeting and exceeding Company objectives. The annual incentive with respect to 2025 performance for Named Executive Officers was paid one-half in cash and one-half in Class A common stock of the Company that was fully vested upon grant to further align executives with stockholders.

For our Named Executive Officers, the annual incentive depends solely on Company performance during the prior year. Each year, the Compensation Committee adopts an annual short-term incentive plan pursuant to the 2023 Omnibus Incentive Plan. For the short-term incentive plan for 2025, each of our Named Executive Officers was eligible for an annual incentive based on a percentage of such officer’s base salary.

Award payouts for Named Executive Officers under the 2025 annual incentive plan are based entirely on Company performance and goals. The factors and weightings for the 2025 annual incentive for Named Executive Officers are discussed below.

There were three factors considered for the 2025 short-term incentive bonus, two of which are financial and one of which is tied to strategic goals. The two financial metrics were weighted 35% each. These were Company revenue and Bonus Adjusted EBITDA2, which is the Company’s Adjusted EBITDA2, excluding bonus expense, and including such other adjustments that the Compensation Committee deems appropriate. We believe Bonus Adjusted EBITDA reflects the performance of our business, facilitates a meaningful evaluation of operating results on a comparable basis with historical results and helps align executive compensation with stockholders’ interests. For the non-financial component of the short-term incentive, the Compensation Committee set ten milestones. These milestones were tied to progress across several strategic categories, including: (i) evolution of the franchise fee and economic model to improve long-term alignment and growth; (ii) expansion of marketing capabilities; (iii) initiatives to strengthen franchisee, agent, and customer engagement through improved feedback, onboarding, and education programs; (iv) deployment of new technology platforms to enhance productivity; (v) progress on digital channel monetization; (vi) enhancements to compliance, management development, and enterprise operational effectiveness.

2 Adjusted EBITDA and Bonus Adjusted EBITDA are non-GAAP measures. See “Reconciliation of Non-GAAP Financial Measures” on Appendix 1 on page 42 of this Amendment for the definition these terms and reconciliation to the most directly comparable GAAP financial measures.

Together, these milestones were designed to support sustainable revenue growth, operational efficiency, and long-term value creation. The Company milestones were weighted 30% in the aggregate.

Following the end of the year, the Compensation Committee evaluated the performance against the financial targets and milestones to determine the annual incentive goals. For Company financial performance, the Compensation Committee sets levels for threshold, target, and stretch performance.

Bonuses are usually pro-rated for employees who begin employment during the year. However, per the terms of his employment offer, Mr. Lombardo’s 2025 bonus was not pro-rated.

2025 Results

The Compensation Committee set the 2025 Bonus Adjusted EBITDA and revenue goals as follows:

	Threshold	Target	Maximum
	(50% Payout)	(100% Payout)	(200% Payout)	Actual
Bonus Adjusted EBITDA (in millions)	$96.6	$104.6	$120.8	$99.1
Revenue (in millions)	$289.9	$305.1	$335.6	$291.6
Milestones	5	10	N/A	10

The table below lists each component of the 2025 short-term incentive program, its weight, and the 2025 actual results for our Named Executive Officers.

		Results
Factor	Weight	(% of Target)
Company Milestones	30%	100.0%
Adjusted EBITDA	35%	65.7%
Revenue	35%	55.8%

These results led to an overall performance of 72.5% of the target level for Named Executive Officers.

The table below shows the target bonus as a percentage of base salary, the target as a dollar amount, and the actual bonus paid to each Named Executive Officer.

	Target Bonus
Name	% of Base Salary	Target Bonus	Bonus Payout
Erik Carlson	130%	$1,105,000	$801,396
Karri R. Callahan	85%	$425,000	$308,230
Abigail C. Lee	70%	$245,000	$177,684
Robert M. Fuchs	70%	$245,000	$177,684
Victor S. Lombardo	70%	$301,000	$218,302
Susan L. Winders	70%	$245,000	$177,684

Long-Term Equity Incentive Compensation

The Compensation Committee also grants Named Executive Officers and other Company officers and certain employees equity awards to incentivize long-term value creation by aligning each officer’s financial interests with those of stockholders, to reward strong performers, and to retain key personnel through long-term vesting.

The Board of Directors, as part of the annual budget process, determines the aggregate budget for all long-term equity awards. The CEO, working with Company management, recommends an individual award for each recipient, including Named Executive Officers (other than the CEO). The Compensation Committee reviews this recommendation and grants equity awards for Named Executive Officers and, for other recipients, either grants the awards or delegates the CEO authority to grant individual awards.

Long-Term Incentive Grants to Named Executive Officers

In 2025, consistent with our normal grant practice, our Named Executive Officers received restricted stock unit grants, which were a mix of 50% performance-based grants and 50% time-based grants (other than Mr. Lombardo who received an inducement grant when his employment began that was 100% time-based). Performance-based grants incentivize officers to drive stockholder value. The time-based awards, which generally vest in three equal annual installments, provide more predictable compensation, promote retention, and align Named Executive Officers’ interests with those of stockholders through meaningful stock ownership.

Each Named Executive Officer (other than Mr. Lombardo) was granted a target number of PSUs, which vest based on goals tied to Company revenue. The Compensation Committee chose this metric because it supports the Company’s growth strategy, incentivizes Named Executive Officers to increase revenue in order to drive stockholder value, and diversifies the performance criteria by using different metrics than those used for other incentive programs. The award is based on revenue for three one-year performance periods, with no restricted stock units vesting until the full three-year performance period is complete. The Compensation Committee sets threshold, target, and maximum goals for revenue for each year of the three-year performance period. If, in any year, the threshold level is not met, the portion of the award based on that year does not vest.

The table below shows the threshold, target, and maximum performance levels, as well as actual results and percentage payout for completed years. (We do not disclose revenue targets prospectively for competitive reasons.)

Revenue-based awards (Revenue in millions)
	Threshold	Target	Maximum		Payout
	(50% Payout)	(100% Payout)	(200% Payout)	Actual	Percentage
2023	$313.7	$330.2	$363.2	$325.7	86%
2024	$298.9	$314.7	$346.1	$308.8	81%
2025	$289.8	$305.1	$335.6	$291.6	56%

The total payout for the 2023 performance-based grants, based on averaging the payout percentages in the table above, was 74% of target.

Retention Bonuses in Connection with New CEO

In November of 2023, each of the Named Executive Officers at that time, other than Mr. Carlson, entered into a Retention Agreement approved by the Compensation Committee. The Compensation Committee adopted the Retention Agreements primarily to encourage retention of the Company’s management team given the transition of the Company’s Chief Executive Officer and amidst the highly competitive market for talent, both within the real estate and mortgage industries and, more generally, for seasoned top leadership with the specific expertise possessed by these Named Executive Officers.

The Retention Agreements for Named Executive Officers, other than Ms. Callahan, were paid in 2024. Ms. Callahan received a larger award and was required to remain with the Company for a longer period of time than other Named Executive Officers due to the importance of retaining her through the time the Company filed its Annual Report on Form 10-K for the year ended December 31, 2024. To receive the cash retention award under her Retention Agreement, Ms. Callahan was required to remain employed with the Company through February 28, 2025 and her bonus of $712,500 was paid shortly after such date in accordance with her agreement.

Perquisites and Other Benefits

The Company offers a comprehensive benefit package to all full-time employees designed to attract and retain talented employees at all levels. Generally, the Company’s benefits for its Named Executive Officers are substantially the same as those provided to other officers and employees.

Peer Group

In selecting peers, the Compensation Committee took a holistic approach, considering revenue and other relevant factors. The peer group includes companies that share similar traits with RE/MAX Holdings, such as franchisors and companies in the real estate industry, lenders, technology companies, and companies based in Colorado. The Compensation Committee and Meridian review and refine the peer group annually.

One goal for the peer group was to include companies with comparable revenue as the Company. However, the Compensation Committee believes that it is appropriate to have companies with higher revenue because, as a worldwide franchisor, the responsibilities of management extend beyond the operations and revenue of the Company. The Company operates two franchised brands with franchisees who operate in over 120 countries and territories. While each franchised office is independently owned and operated, Company management is responsible for matters such as managing franchise relationships, including encouraging and supporting franchisees in their growth; marketing, expanding, and protecting the Company’s brands; customer satisfaction; and overall operation of the entire franchised systems. Therefore, the demands on Company management may be greater than those on management of non-franchise companies with similar revenue.

The peer group is one resource for data on executive pay. This data may be supplemented by proprietary surveys of compensation market data and other sources. The Company believes the use of this peer group will allow the Compensation Committee to effectively make informed pay decisions.

Peer Group for 2025 Compensation

CarGurus, Inc.

Cars.com, LLC

Concrete Pumping Holdings, Inc.

Consumer Portfolio Services, Inc.

CSG Systems International, Inc.

Dine Brands Global, Inc.

Emerald Holding, Inc.

Enova International, Inc.

Federal Agricultural Mortgage Corporation

Five Point Holdings, LLC

LendingClub Corporation

Marcus & Millichap, Inc.

Noodles & Company

Planet Fitness, Inc.

The ONE Group Hospitality, Inc.

Velocity Financial, Inc.

Wingstop Inc.

Zillow Group, Inc.

Role of the Compensation Consultant

The Compensation Committee, pursuant to its charter, has the authority to engage advisers to assist the Committee. The Compensation Committee has engaged Meridian since September 2020. Meridian is independent under NYSE standards. Meridian reports directly to the Compensation Committee. Meridian’s role is to provide advice and data to the Compensation Committee and assist in designing and administering executive compensation programs. Meridian also advises the Compensation Committee on Director compensation. Our Compensation Committee performs an annual assessment of its compensation consultant’s independence to determine whether it is independent and in determined that Meridian is independent pursuant to the NYSE listing standards and SEC rules and has determined that no conflict of interest has arisen as a result of the work performed.

Policies for Hedging and Other Transactions Involving Company Stock

Our Insider Trading Policy prohibits all officers, employees, and Directors from engaging in any of the following activities without the prior written consent of the Board of Directors: pledging Company stock, entering into hedging transactions involving Company stock, short sales of Company stock, and trading in derivative securities related to Company stock. No officers, employees, or Directors have been granted consent to engage in any such transactions.

Stock Ownership Guidelines

Ownership of RE/MAX Holdings stock helps align the interests of our Directors, Named Executive Officers and other senior officers with those of stockholders. To encourage stock ownership, our Board of Directors has adopted stock ownership guidelines applicable to Directors, all Named Executive Officers and other officers who are Senior Vice President or higher. The stock ownership guidelines provide a minimum share ownership level for Directors and certain officers based on a multiple of base salary or cash retainer. The multiples are as follows:

●	Chief Executive Officer of RE/MAX Holdings: five times base salary
●	Other Executive Officers: two times base salary
●	Other officers subject to the guidelines: base salary (SVP and higher): one times base salary
●	Non-employee Directors: three times base cash retainer

The guidelines do not mandate a time period to reach the applicable ownership level. Rather, if an officer or Director is below the guidelines’ applicable threshold, he or she may not sell more than one half of the after-tax portion of equity awards without approval of the Compensation Committee (other than those that were vested at the time of our IPO or those that are issued as part of short-term incentive compensation). All shares beneficially owned by the officer or Director, as well as unvested time-based restricted stock units, count toward the threshold. Unvested PSUs count towards the threshold only to the extent any performance periods are complete and the awards are subject only to time-based vesting requirements.

Clawback Policy

The Board has adopted an Incentive Compensation Recoupment Policy pursuant to which the Board may recover incentive compensation in certain circumstances. The policy applies to each officer whom the Board has designated as a Section 16 officer (as defined in Section 16 of the Securities Exchange Act of 1934) of the Company (referred to as “Covered Officers”). Pursuant to the policy, in the event of a restatement of the Company’s financial statements, the Board shall, to the extent permitted by applicable law, seek to recover incentive compensation paid to such Covered Officer during the three years preceding the restatement to the extent such incentive compensation exceeded the incentive compensation that would have been paid to such Covered Officer based on the restated results. All compensation, whether paid in cash or in stock, that is based wholly or in part upon the attainment of any measure based on financial reporting measures is subject to the Amended and Restated Incentive Compensation Recoupment Policy.

Equity Grant and Approval Timing Practices

The Compensation Committee approves equity awards for our Named Executive Officers and other officers and employees on or before the date of grant, and it is the Committee’s general practice to approve annual equity awards for officers and employees in the first quarter of each year. On occasion, equity awards may be granted outside of our annual grant cycle for new hires, promotions, retention, or other purposes. Our standard practice is to grant equity to Named Executive Officers and other officers and employees on March 1 of each year, which is generally shortly after the Company has released its financial results for the prior full year. Annual awards for executives are granted in specified dollar amounts, with the number of shares for each determined by dividing the dollar amount by the closing price of our stock on the grant date. During 2025, we did not grant any stock options to our Named Executive Officers.

Compensation Risk Assessment

The Compensation Committee, working with its compensation consultant, Meridian, conducts an annual risk assessment of the Company’s compensation practices. In conducting the assessment, the Committee evaluated the inherent risks of the Company’s business and how the Company’s compensation program mitigates the risk of excessive risk taking. As a result of the 2025 risk assessment, the Committee determined that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table presents information regarding compensation awarded to, earned by and/or paid to our Named Executive Officers during fiscal years 2025, 2024, and 2023.

							Non-Equity
							Incentive	All
							Plan	Other
					Stock		Comp-	Comp-
	Fiscal	Salary	Bonus		Awards		ensation	ensation		Total
Name and Principal Position	Year	($)	($)		($)(1)		($)(2)	($)		($)
Erik Carlson, CEO	2025	845,833	—		4,545,015		801,396	15,500	(5)	6,207,744
	2024	825,000	—		—		972,102	15,250		1,812,352
	2023	112,644	108,493		4,315,215	(4)	—	—		4,536,352
Karri R. Callahan,	2025	495,833	712,500	(3)	1,000,012		308,230	41,088	(5)	2,557,663
Chief Financial Officer	2024	475,000	—		1,008,215		313,429	59,561		1,856,205
	2023	462,246	—		1,093,919		255,070	58,269		1,869,504
Abigail C. Lee, Chief Marketing Officer	2025	341,667	—		700,010		177,684	26,356	(5)	1,245,717
Robert M. Fuchs, Chief Human Resources Officer	2025	347,500	—		700,010		177,684	15,500	(5)	1,240,694
Victor S. Lombardo, President of Mortgage Services	2025	161,250	—		669,000		218,302	152,109	(5)	1,200,661
Susan L. Winders, Chief Legal Officer,	2025	345,833	—		700,010		177,684	23,673	(5)	1,247,200
Chief Compliance Officer and Secretary	2024	321,410	300,000		603,602		153,180	27,897		1,406,089
(1)	Reflects the grant date fair value of RSUs granted to Named Executive Officers, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 12, Equity-Based Compensation, to our audited consolidated financial statements in the Original Report. A portion of the awards in 2025 to Mr. Carlson, Ms. Callahan, Ms. Lee, Mr. Fuchs, and Ms. Winders were performance-based RSUs. The value of the performance-based RSU awards granted in 2025, assuming achievement of the maximum performance level for performance-based awards, would have been: Mr. Carlson: $4,545,015; Ms. Callahan: $1,000,012; and $700,010 for each of Ms. Lee, Mr. Fuchs, and Ms. Winders.
(2)	Reflects the awards that our Named Executive Officers received under each year’s incentive plan. The awards in this column were paid half in cash and half in fully vested shares of our Class A common stock of the Company. Further details of incentive plans are above in the Compensation Discussion and Analysis.
(3)	Represents a retention award granted in connection with our CEO transition in 2023 and paid in 2025, as described in the section “Retention Bonuses in Connection with New CEO” above.
(4)	Assumes achievement of the maximum performance-level for Mr. Carlson’s PSUs. The actual number of restricted stock units that vest will range from 0% to 200% of the target award, depending on the Company’s stock price over the performance period.
(5)	Includes matching contributions made under our 401(k) plan ($15,500 for each of Mr. Carlson, Ms. Lee. Mr. Fuchs and Ms. Winders, $11,750 for Ms. Callahan and $2,109 for Mr. Lombardo), dividend equivalents paid in cash upon vesting of RSUs (Ms. Callahan: $29,338, Ms. Lee: $10,856, and Ms. Winders: $8,173), and a lump-sum cash payment to Mr. Lombardo of $150,000 to cover expenses for his relocation to Denver when he began employment with the Company.

Grants of Plan-Based Awards

The following table provides information regarding equity grants to our Named Executive Officers during 2025.

										All other
										stock		Grant
										awards		date
										Number		fair
										of		value
		Estimated future payouts				Estimated future payouts				shares		of
		under non-equity				under equity				of		stock and
		incentive plan awards (1)				incentive plan awards				stock or		option
	Grant	Threshold		Target	Maximum	Threshold	Target	Maximum		units		awards
Name	date	($)		($)	($)	(#)	(#)	(#)		(#)		($) (5)
Erik Carlson	—	552,500		1,105,000	2,210,000	—	—	—		—		—
	3/1/2025	—		—	—	127,957	255,913	511,826	(3)	—		2,272,507
	3/1/2025	—		—	—	—	—	—		255,913	(4)	2,272,507
	2/25/2025	—	—	—	—	—	—	—		54,430	(2)	486,060
Karri R. Callahan	—	212,500		425,000	850,000	—	—	—		—		—
	3/1/2025	—		—	—	28,154	56,307	112,614	(3)	—		500,006
	3/1/2025	—		—	—	—	—	—		56,307	(4)	500,006
	2/25/2025	—		—	—	—	—	—		17,550	(2)	156,722
Abigail C. Lee	—	122,500		245,000	490,000	—	—	—		—		—
	3/1/2025	—		—	—	19,708	39,415	78,830	(3)	—		350,005
	3/1/2025	—		—	—	—	—	—		39,415	(4)	350,005
	2/25/2025	—		—	—	—	—	—		7,917	(2)	70,699
Robert M. Fuchs	—	122,500		245,000	490,000	—	—	—		—		—
	3/1/2025	—		—	—	19,708	39,415	78,830	(3)	—		350,005
	3/1/2025	—		—	—	—	—	—		39,415	(4)	350,005
	2/25/2025	—		—	—	—	—	—		5,111	(2)	45,641
Victor S. Lombardo	8/18/2025	150,500		301,000	602,000	—	—	—		75,000	(4)	669,000
Susan L. Winders	—	122,500		245,000	490,000	—	—	—		—		—
	3/1/2025	—		—	—	19,708	39,415	78,830	(3)	—		350,005
	3/1/2025	—		—	—	—	—	—		39,415	(4)	350,005
	2/25/2025	—		—	—	—	—	—		8,577	(2)	76,593

(1)	Represents potential payouts under the 2025 bonus plan. Actual amounts paid are reflected above in the Summary Compensation Table.
(2)	Represents vested shares of RE/MAX Holdings Class A stock issued for the portion of the bonus with respect to 2024 performance that was paid in stock in 2025.
(3)	Represents PSUs that are subject to vesting based on Company performance during 2025, 2026, and 2027.
(4)	Represents time-based RSUs, one-third of which vested on March 1, 2026, and the remainder of which are scheduled to vest on March 1, 2027, and 2028. Mr. Lombardo’s grant was made pursuant to the inducement award exception under the New York Stock Exchange Rule 303A.08 and was not granted from the 2023 Plan.
(5)	Reflects the grant date fair value of RSUs granted to each Named Executive Officer, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 12, Equity-Based Compensation, to our audited consolidated financial statements in the Original Report.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding outstanding equity awards held by our Named Executive Officers as of the end of fiscal year 2025. There were no outstanding stock options held by our Named Executive Officers in 2025.

		Stock Awards

					Equity Incentive		Equity Incentive
					Plan Awards:		Plan Awards:
					Number of		Market or Payout
		Number of		Market Value	unearned		value of unearned
		Shares or		of Shares or	shares,		shares, units, or
		Units of Stock		Units of Stock	units, or other		other rights
		That Have Not		That Have Not	rights that have		that have
Name	Grant Date	Vested (#)		Vested ($)(1)	not vested (#)		not vested ($)(1)
Erik Carlson	11/13/2023	129,033	(6)	979,360	—		—
	3/1/2025	255,913	(4)	1,942,380	—		—
	3/1/2025	—		—	255,913	(5)	1,942,380
	11/13/2023	—		—	580,648	(7)	4,407,118
Karri R. Callahan	5/24/2023	6,851	(2)	51,999	—		—
	3/1/2024	31,046	(3)	235,639	—		—
	3/1/2025	56,307	(4)	427,370	—		—
	5/24/2023	—		—	30,828	(5)	233,985
	3/1/2024	—		—	69,853	(5)	530,184
	3/1/2025	—		—	56,307	(5)	427,370
Abigail C. Lee	3/1/2023	2,663	(2)	20,212	—		—
	3/1/2024	21,447	(3)	162,783	—		—
	3/1/2025	39,415	(4)	299,160	—		—
	3/1/2023	—		—	7,990	(5)	60,644
	3/1/2024	—		—	32,170	(5)	244,170
	3/1/2025	—		—	39,415	(5)	299,160
Robert M. Fuchs	6/3/2024	24,156	(3)	183,344	—		—
	3/1/2025	39,415	(4)	299,160	—		—
	6/3/2024	—		—	36,234	(5)	275,016
	3/1/2025	—		—	39,415	(5)	299,160
Victor S. Lombardo	8/18/2025	75,000	(4)	569,250	—		—
Susan L. Winders	3/1/2023	3,380	(2)	25,654	—		—
	3/1/2024	23,233	(3)	176,338	—		—
	3/1/2025	39,415	(4)	299,160	—		—
	3/1/2023	—		—	10,141	(5)	76,970
	3/1/2024	—		—	34,850	(5)	264,512
	3/1/2025	—		—	39,415	(5)	299,160
(1)	Value is calculated by multiplying the number of unvested RSUs by $7.59, which was the closing market price of our Class A common stock on December 31, 2025.
(2)	Represents time-based RSUs that vested on March 1, 2026.
(3)	Represents time-based RSUs, half of which vested on March 1, 2026, and half of which are scheduled to vest on March 1, 2027.
(4)	Represents time-based RSUs, one third of which vested on March 1, 2026, and the remainder of which are scheduled to vest on March 1, 2027 and 2028. Mr. Lombardo’s outstanding grant was made pursuant to the inducement award exception under the New York Stock Exchange Rule 303A.08 and was not granted from the 2023 Plan.
(5)	Represents PSUs which are subject to vesting based on Company performance during the three-year performance period beginning on January 1 of the year in which they were granted. The numbers set forth above represent the target number of RSUs.
(6)	Represents time-based RSUs, one third of which vested on March 1, 2025, one third vested on March 1, 2026, and the remaining one third are scheduled to vest on March 1, 2027. These equity awards were made pursuant to the inducement award exception under the New York Stock Exchange Rule 303A.08 and were not granted from the 2023 Plan.
(7)	These equity awards were made pursuant to the inducement award exception under the New York Stock Exchange Rule 303A.08 and were not granted from the 2023 Plan. The actual number of PSUs that will vest for Mr. Carlson’s performance awards range from 0% to 200% of the target award, dependent on the Company’s volume-weighted average stock price measured over a rolling 60 calendar day period from the grant date through December 31, 2027.

Option Exercises and Stock Vested for Fiscal Year 2025

The following table shows stock awards that vested during fiscal year 2025.

	Stock awards
	Number of shares	Value realized
	acquired on vesting	on vesting
Name	(#)(1)	($)(2)
Erik Carlson (3)	118,946	1,058,962
Karri R. Callahan (4)	57,167	508,520
Abigail C. Lee	26,905	239,312
Robert M. Fuchs	17,189	152,894
Victor S. Lombardo	—	—
Susan L. Winders (4)	27,403	243,767
(1)	Includes shares from LTI awards that vested in 2025, the portion of the bonus with respect to 2024 performance which was paid in vested shares of RE/MAX Holdings Class A stock in 2025, as well as performance-based shares from LTI awards that vested in 2024 but were not outstanding and issued until 2025. All share amounts are gross of any required tax withholdings.
(2)	Represents the amounts realized based on the fair market value of our stock upon vesting or delivery, which is typically the closing price on or just prior to the applicable vesting or delivery date.
(3)	Includes 64,516 shares valued at $572,902 that vested on March 1, 2025, that were granted pursuant to the inducement award exception under the New York Stock Exchange Rule 303A.08 and were not granted from the 2023 Plan.
(4)	Includes 15,523 shares valued at $137,844 for Ms. Callahan and 11,617 shares valued at $103,159 for Ms. Winders that vested on March 1, 2025, but were deferred under the Company’s previous Deferred Compensation Plan. The Deferred Compensation Plan was terminated effective December 13, 2024. Deferral elections made prior to the termination date continued to be deferred through the date the plan assets were distributed. The deferred shares were released to Ms. Callahan and Ms. Winders on January 15, 2026.

Employment Agreements

We have generally not entered into employment agreements with our Named Executive Officers other than Chief Executive Officers. We currently have an employment agreement with Mr. Carlson, our Chief Executive Officer.

Mr. Carlson’s employment agreement provides that, if the Company terminates Mr. Carlson’s employment without cause or Mr. Carlson resigns for good reason, Mr. Carlson would be entitled to a pro-rated bonus for the year of termination based on actual performance, base salary continuation for 18 months and payment or reimbursement of COBRA premiums for 18 months. If Mr. Carlson’s employment is terminated without cause or if Mr. Carlson resigns for good reason within two years following a Change in Control, Mr. Carlson would be entitled to a lump sum payment equal to 2.5 times the sum of his then current base salary and target annual bonus, and payment or reimbursement of COBRA premiums for 30 months.

Although we do not have employment agreements with other Named Executive Officers, they may be entitled to certain benefits upon separation from the Company or a change in control, as described below.

Potential Payments on Termination/Change in Control

We maintain a Severance and Retirement Plan (the “Severance Plan”) that is applicable to all employees, including Named Executive Officers, who meet certain eligibility requirements. The restricted stock unit agreements with our employees, including Named Executive Officers, provide for accelerated vesting in the event the executive’s employment is terminated within two years following a change in control or if outstanding equity awards are not converted into equivalent awards by the acquiring or successor entity following a change in control.

The Severance Plan sets forth benefits eligible employees will receive if they are involuntarily terminated due to position elimination or reduction in force or in other circumstances that the Company determines should result in the payment of severance benefits and retirement benefits if they meet retirement requirements.

We also maintain a Change in Control Severance Plan (the “Change in Control Plan”) for Named Executive Officers and a small group of other employees in critical functions necessary to execute a successful transaction. The Change in Control Plan provides for payments and benefits to eligible employees in the event their employment is terminated by the Company, or they terminate their employment for good reason within two years following a Change in Control. Payments and benefits under the Change in Control Plan are in lieu of, and not in addition to, those under the Severance Plan.

Payment of benefits under the Severance Plan and the Change in Control Plan are conditioned upon the employee signing an agreement and release in a form provided by the Company that (i) provides a comprehensive release of claims against the Company and (ii) contains non-solicitation and non-disparagement provisions.

Payments and benefits to Mr. Carlson in the event his employment is terminated without cause or he resigns for good reason are covered by his employment agreement and therefore he is not eligible for payments or benefits under the Severance Plan or the Change in Control Plan.

Involuntary Termination for Cause or Voluntary Resignation Without Good Reason

None of our Named Executive Officers serving as of December 31, 2025, was entitled to any severance payments or other payments following involuntary termination for cause or voluntary resignation without good reason as of such date, other than for retirement, as discussed below.

Retirement

Under the Severance Plan, employees who meet the conditions for retirement are entitled to (i) if the retirement occurs after June 30, a prorated bonus based on actual performance for the year of termination, (ii) full vesting of time-based RSUs and (iii) continued vesting of PSUs, based on actual performance during the performance periods. Employees who are at least age 50 and have provided at least 10 years of service, and the sum of whose age and years of service equals or exceeds 70 are eligible for such retirement benefits if they provide the Company at least six months’ notice.

As of December 31, 2025, Susan Winders and Abigail Lee were the only Named Executive Officers who would have been eligible for retirement benefits under the Severance Plan if they had given the Company at least six months’ notice.

Death or Disability

Our time-based RSU agreements provide that time-based RSUs vest upon termination due to death or disability. For PSUs, those PSUs relating to any completed performance periods and the then-current performance period would vest based on actual performance and PSUs related to performance periods that have not yet commenced would be forfeited.

Voluntary Resignation with Good Reason or Involuntary Termination Without Cause (Outside of Change in Control Protection Period)

As noted above, Mr. Carlson has an agreement which provides certain benefits in the event he is terminated without cause or if he terminates his employment with good reason, as such terms are defined in their respective agreements.

Our other employees, including Named Executive Officers, are entitled to certain benefits under the Severance Plan if they are terminated involuntarily without cause for reasons set forth in the Severance Plan.

The benefits under the Severance Plan for our Named Executive Officers (other than Mr. Carlson) comprise one year’s salary, outplacement assistance, continuation of health benefits, and a pro-rated bonus. Certain amounts in the tables below, including the amounts for outplacement assistance and continuation of health benefits shown in the “Other Benefits” columns, are estimates.

Change in Control

Named Executive Officers are entitled to accelerated vesting of RSUs in the event of a change in control only if the RSUs are not converted into an equivalent award by the acquiring or successor entity.

Voluntary Resignation with Good Reason or Involuntary Termination Without Cause Following a Change in Control

Named Executive Officers are entitled to certain payments and benefits in the event that, following a change in control, their employment is involuntarily terminated without cause or they voluntarily resign with good reason. For Mr. Carlson, these payments and benefits are pursuant to his employment agreement described above and his equity award agreements. For other Named Executive Officers, these payments and benefits are pursuant to the Change in Control Plan and equity award agreements.

Mr. Carlson’s benefits are described above. Other Named Executive Officers would be entitled to a lump sum cash payment equal to two times the Named Executive Officer’s base salary and target annual incentive award under the Change in Control Plan plus a pro-rated target bonus for the current year, 24 months of continued benefits, and outplacement assistance. (The same payments and benefits are available to Named Executive Officers if they voluntarily resign with good reason following a change in control. However, in a hypothetical change in control on December 31, 2025, such resignation could not have occurred on the same day due to the notice requirements and cure periods set forth in the applicable agreements and policies.)

The table below sets forth the amounts that each Named Executive Officer would receive in each of the termination scenarios, based on a hypothetical termination on December 31, 2025.

					Termination
					Without Cause or
					With Good
					Reason	Termination
			Termination		Following	Due to
		Termination	With Good	Change in	Change in	Death or
		Without Cause	Reason	Control	Control	Disability	Retirement
Name	Element	($)	($)	($)(1)	($)	($)	($)(2)
Erik Carlson	Salary	1,275,000	1,275,000	—	2,125,000	—	—
	Bonus	801,396	801,396	—	2,762,500	—	—
	Equity	—	—	4,579,235	4,579,235	3,284,321	—
	Other Benefits	7,200	7,200	—	18,000	—	—
	Total	2,083,596	2,083,596	4,579,235	9,484,735	3,284,321	—
Karri R. Callahan	Salary	500,000	—	—	1,000,000	—	—
	Bonus	308,230	—	—	1,275,000	—	—
	Equity	—	—	1,672,468	1,672,468	1,210,837	—
	Other Benefits	13,700	—	—	20,900	—	—
	Total	821,930	—	1,672,468	3,968,368	1,210,837	—
Abigail C. Lee	Salary	350,000	—	—	700,000	—	—
	Bonus	177,684	—	—	735,000	—	177,684
	Equity	—	—	975,409	975,409	694,594	975,409
	Other Benefits	13,700	—	—	—	—	—
	Total	541,384	—	975,409	2,410,409	694,594	1,153,093
Robert M. Fuchs	Salary	350,000	—	—	700,000	—	—
	Bonus	177,684	—	—	735,000	—	—
	Equity	—	—	955,047	955,047	663,941	—
	Other Benefits	12,500		—	—	—	—
	Total	540,184	—	955,047	2,390,047	663,941	—
Victor S. Lombardo	Salary	430,000	—	—	860,000	—	—
	Bonus	218,302	—	—	903,000	—	—
	Equity	—	—	569,250	569,250	569,250	—
	Other Benefits	12,500	—	—	—	—	—
	Total	660,802	—	569,250	2,332,250	569,250	—
Susan L. Winders	Salary	350,000	—	—	700,000	—	—
	Bonus	177,684	—	—	735,000	—	177,684
	Equity	—	—	1,022,613	1,022,613	735,013	1,022,613
	Other Benefits	13,700	—	—	20,900	—	—
	Total	541,384	—	1,022,613	2,478,513	735,013	1,200,297
(1)	Represents estimated value of accelerated vesting of RSUs for each Named Executive Officer serving as of December 31, 2025, based on a hypothetical change in control on such date. (Vesting would not be accelerated if the awards were converted, unless the Named Executive Officer resigns with good reason or is terminated without cause.)
(2)	Represents estimated value of payments and benefits under our Severance and Retirement Plan based on a hypothetical retirement on December 31, 2025. Ms. Winders and Ms. Lee were the only Named Executive Officers who met the eligibility requirements under the plan on such date.

Principal Executive Officer Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Erik Carlson, who was our Principal Executive Officer for all of 2025.

We identified the median employee by examining the compensation (including annual base salary, bonuses, commissions, incentives, and overtime) of all of our employees, other than our CEO at the time, as of November 15, 2025.

The total compensation for 2025 of the employee identified as the median employee was $125,705. This includes a base salary of $102,750, a bonus of $11,207 (which was paid approximately half in cash and half in stock), and a 401(k) match of $11,750.

The total 2025 compensation for Mr. Carlson, our CEO since November 13, 2023, as reported in the Summary Compensation Table above was $6,207,744. The ratio of our CEO’s compensation to that of the median employee for 2025 was approximately 49 to 1.

Director Compensation

Our Compensation Committee is responsible for determining Director compensation. The table below illustrates the annual compensation structure for non-employee Directors in 2025 (which is pro-rated for Directors who serve less than a full calendar year). Directors who are also employees, as well as our Chair and Co-Founder, receive no additional compensation for their services as Directors. Mr. Carlson’s compensation as our CEO is described with that of our other Named Executive Officers below under “Executive Compensation” and reported in the Summary Compensation Table.

Other than equity grants, the elements in the table are paid in cash.

Annual
Element	Amount
Base Retainer	$80,000
Equity Grant (restricted stock units that vest after approximately one year)	$100,000
Additional Retainer for Lead Independent Director	$30,000
Additional Retainer for Audit Committee Chair	$25,000
Additional Retainer for Audit Committee Member	$12,500
Additional Retainer for Compensation Committee Chair	$15,000
Additional Retainer for Compensation Committee Member	$6,000
Additional Retainer for Nominating and Corporate Governance Committee Chair	$15,000
Additional Retainer for Nominating and Corporate Governance Committee Member	$6,000
Additional Retainer for Finance and Investment Committee Chair*	$10,000
Additional Retainer for Finance and Investment Committee Member*	$5,000

*The Finance and Investment Committee was dissolved in April 2025.

The following table shows Director compensation for fiscal year 2025.

	Fees
	Earned or
	Paid in	Stock	All Other
Name (1)	Cash	Awards (2)	Compensation	Total
Roger J. Dow	$125,000	$100,008	$—	$225,008
Norman K. Jenkins	$91,500	$100,008	$—	$191,508
Stephen P. Joyce (3)	$21,250	$—	$—	$21,250
David L. Liniger (4)	$—	$—	$—	$—
Annita M. Menogan	$95,250	$100,008	$—	$195,258
Cathleen Raffaeli	$98,500	$100,008	$—	$198,508
Christine M. Riordan (3)	$101,000	$100,008	$—	$201,008
Katherine L. Scherping	$106,250	$100,008	$—	$206,258
Teresa S. Van De Bogart	$98,500	$100,008	$—	$198,508
(1)	Mr. Carlson, our CEO, is not included in this table because he is an employee and thus receives no compensation for his services as director. Mr. Carlson’s compensation received as an employee is shown in the 2025 Summary Compensation Table for our Named Executive Officers.
(2)	Reflects the grant date fair value of RSUs granted to each Director, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 12, Equity-Based Compensation, to our audited consolidated financial statements in the Original Report. As of December 31, 2025, each of Mr. Dow, Mr. Jenkins, Ms. Menogan, Ms. Raffaeli, Ms. Scherping, and Ms. Van De Bogart each had 13,090 unvested RSUs, all of which will vest on May 1, 2026. Dr. Riordan also had 13,090 unvested RSUs as of December 31, 2025; however all of her RSUs were forfeited when she resigned from our Board on February 10, 2026.
(3)	Mr. Joyce retired from our Board on May 14, 2025, and Dr. Riordan resigned from our Board on February 10, 2026.
(4)	Since our IPO in 2013, Mr. Liniger has not received compensation for his service as Director or officer (other than medical benefits similar to our employees). For more information concerning Mr. Liniger’s interests in our Company, see “Item 13 - Certain Relationships and Related Party Transactions and Director Independence > Relationships Arising from Our Historical Ownership and Relationships with the Linigers and Liniger-Related Entities.”

In addition to the amounts in the table above, all Directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with meetings of our Board of Directors and other Company events.

Pay Versus Performance

As required by Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of the Company. For further information concerning the Company’s pay-for-performance philosophy and how the Company’s executive compensation aligns with the Company’s performance, refer to “Compensation Discussion and Analysis.” The Compensation Committee did not consider the Compensation Actually Paid measure below in making its compensation decisions for any of the years shown below given the timing of the new required disclosure.

Average
			Average	Compensation
	Summary	Compensation	SCT	Actually	Value of Initial Fixed $100
	Compensation	Actually	Total for	Paid to	Investment Based On:		Net		Adjusted
	Table (SCT)	Paid to	Non-PEO	to Non-PEO		Peer Group	Income (loss)	Revenue	EBITDA
Fiscal Year	Total for PEO[1]	PEO [2]	NEOs	NEOs [3]	TSR	TSR (Russell)[4]	($ thousands)	($ thousands)	($ thousands)
2025 (Carlson)	$ 6,207,744	$ 3,046,663	$ 1,498,387	$ 1,033,651	$ 23.12	$ 134.40	$ 13,433	$ 291,601	$ 93,721
2024 (Carlson)	$ 1,812,352	($ 833,619)	$ 1,748,037	$ 1,661,530	$ 32.50	$ 119.14	$ 8,077	$ 307,685	$ 97,700
2023 (Carlson)	$ 4,536,352	$ 11,737,489	$ 1,659,124	$ 1,009,774	$ 40.60	$ 106.82	($ 98,486)	$ 325,671	$ 96,288
2023 (Joyce)	$ 2,374,240	$ 2,257,548
2022 (Joyce)	$ 2,637,536	$ 2,220,880	$ 1,578,851	$ 801,784	$ 54.69	$ 91.35	$ 10,757	$ 353,386	$ 121,632
2022 (Contos)	$ 1,943,210	$ 80,775
2021	$ 4,439,971	$ 3,179,434	$ 1,452,315	$ 1,096,371	$ 86.12	$ 114.82	($ 24,620)	$ 329,701	$ 119,583
(1)	During the year 2023, Erik Carlson became Chief Executive Officer, replacing Steve Joyce, effective November 13, 2023. During the year 2022, Adam Contos stepped down as Chief Executive Officer, effective March 31, 2022. During March 2022, Mr. Contos and Mr. Joyce served as Co-CEOs and Mr. Joyce became CEO, on an interim basis, upon Mr. Contos’s departure. Mr. Contos served as CEO for the full year in 2021. The following table lists the PEOs and non-PEO NEOs for each year presented.

Fiscal Year	PEOs	Non-PEO NEOs
2025	Erik Carlson	Karri Callahan, Abigail Lee, Rob Fuchs, Vic Lombardo, and Susan Winders
2024	Erik Carlson	Karri Callahan, Grady Ligon, Ward Morrison, Serene Smith, and Susan Winders
2023	Erik Carlson, Stephen Joyce	Nicholas Bailey, Karri Callahan, Ward Morrison, and Serene Smith
2022	Stephen Joyce, Adam Contos	Nicholas Bailey, Karri Callahan, Ward Morrison, and Serene Smith
2021	Adam Contos	Nicholas Bailey, Karri Callahan, Ward Morrison, and Serene Smith

(2)	The following table sets forth the adjustments made to the Summary Compensation Table (“SCT”) Total for Principal Executive Officer during each year presented to determine compensation actually paid (“CAP”) to PEO, with “fair value” calculated in accordance with ASC Topic 718 as of the end of the specified period:

	Fiscal Year
	2025	2024	2023	2023	2022	2022	2021
	Current CEO (Carlson)			Former CEO (Joyce)		Former CEO (Contos)
SCT Total for PEO	$6,207,744	$1,812,352	$4,536,352	$2,374,240	$2,637,536	$1,943,210	$4,439,971
Deduct amounts reported under “Stock Awards” Column of the SCT	(4,945,715)	(486,060)	(4,369,463)	(300,010)	-	(966,175)	(2,960,458)
Deduct amounts reported under “Option Awards” Column of the SCT	-	-	-	(937,308)	(1,537,536)	-	-
Add the fair value of awards granted and vested during the fiscal year	486,061	54,248	-	1,137,069	884,929	779,182	175,016
Add the fair value of awards granted in the fiscal year that remain outstanding and unvested as of fiscal year-end	3,884,759	-	11,570,600	-	235,951	-	1,789,507
Add (Subtract) change in fair value of awards granted in any prior year that remain outstanding and unvested as of the fiscal year-end [a]	(2,185,817)	(2,059,364)	-	-	-	-	(113,141)
Add (Subtract) change in fair value from prior year-end to vesting date of awards granted in any prior year that vested during the fiscal year [b]	(115,484)	(154,795)	-	(16,443)	-	(96,975)	78,848
Subtract fair value of awards granted in any prior year that were forfeited or failed to vest during the fiscal year [c]	(284,885)	-	-	-	-	(1,578,467)	(230,309)
Add dividends on unvested awards paid during the fiscal year	-	-	-	-	-	-	-
Add incremental fair value of awards modified during the fiscal year	-	-	-	-	-	-	-
Compensation Actually Paid	$3,046,663	$(833,619)	$11,737,489	$2,257,548	$2,220,880	$80,775	$3,179,434
(a)	Includes the fair value of the current year RSU awards and all tranches of PSU awards, without respect to the award performance period. Per U.S. GAAP, if a PSU award does not have an established metric, there is no grant date and therefore would not be included for financial reporting purposes until the performance metrics are established. The values do not necessarily correspond to the actual value that will be received by the Executive Officers upon vesting.
(b)	Includes the change in fair value of RSU awards that were issued in a prior year, relative to the respective fiscal year. In addition, as discussed above, all tranches of PSU awards issued in a prior year, relative to the respective fiscal year, are included without respect to the award performance period. Per U.S. GAAP, if a PSU award does not have an established metric, there is no grant date and therefore would not be included for financial reporting purposes until the performance metrics are established. The values do not necessarily correspond to the actual value that will be received by the Executive Officers upon vesting.
(c)	The value in this row includes the forfeiture of a portion of tranche one of Mr. Carlson’s 2025 PSU award due to actual performance attainment during the year and the aggregate fair value of awards forfeited by Mr. Contos when he left the Company on March 31, 2022.

(3)	The following table sets forth the adjustments made to the SCT during each year presented to determine the average CAP to the Non-PEO NEOs, with “fair value” calculated in accordance with ASC Topic 718 as of the end of the specified period:

	Fiscal Year
	2025	2024	2023	2022	2021
Average SCT Total for non-PEO NEOs	$1,498,387	$1,748,037	$1,659,124	$1,578,851	$1,452,315
Deduct amounts reported under “Stock Awards” Column of the SCT	(859,768)	(933,261)	(1,076,988)	(816,509)	(907,803)
Deduct amounts reported under “Option Awards” Column of the SCT	-	-	-	-	-
Add the fair value of awards granted and vested during the fiscal year	69,931	86,148	48,022	169,667	41,730
Add the fair value of awards granted in the fiscal year that remain outstanding and unvested as of fiscal year-end	643,790	1,013,638	671,398	483,308	631,943
Add (Subtract) change in fair value of awards granted in any prior year that remain outstanding and unvested as of the fiscal year-end [a]	(169,350)	(92,863)	(126,322)	(253,708)	(57,410)
Add (Subtract) change in fair value from prior year-end to vesting date of awards granted in any prior year that vested during the fiscal year [b]	(62,902)	(101,167)	(127,632)	(129,178)	10,591
Subtract fair value of awards granted in any prior year that were forfeited or failed to vest during the fiscal year	(86,437)	(59,002)	(37,828)	(230,647)	(74,995)
Add dividends on unvested awards paid during the fiscal year	-	-	-	-	-
Add incremental fair value of awards modified during the fiscal year	-	-	-	-	-
Compensation Actually Paid	$1,033,651	$1,661,530	$1,009,774	$801,784	$1,096,371

Tabular List of Financial Performance Measures

As described in greater detail in “Compensation Discussion and Analysis,” the Company’s executive compensation program reflects a variable pay-for-performance philosophy. The performance measures that the Company uses for both our long-term and short-term incentive awards are selected based on an objective of incentivizing our NEOs to increase the value of our enterprise for our stockholders. The most important financial performance measures used by the Company to link executive compensation actually paid to the Company’s NEOs, for the most recently completed fiscal year, to the Company’s performance are as follows:

●	Adjusted EBITDA
●	Revenue
●	RMAX rTSR Percentile

Analysis of the Information Presented in the Pay versus Performance Table

As described in more detail in the section “Compensation Discussion and Analysis,” the Company’s executive compensation program reflects a variable “pay-for-performance” philosophy. The Company generally seeks to incentivize long-term performance and therefore does not specifically align the Company’s performance measures with compensation that is actually paid (as computed in accordance with Item 402(v) of Regulation S-K) for a particular year. In accordance with Item 402(v) of Regulation S-K, the Company is providing the following descriptions of the relationships between information presented in the Pay versus Performance Table.

Compensation Actually Paid and Company TSR

Peer Group is Russell 2000 Index; Value of Initial Fixed Investment assumes that the value of the investment in our common stock and in the peer group (including reinvestment of dividends) was $100 at market close on December 31, 2020 (the last trading day of 2020), and tracks such investment through market close on the last trading day of each applicable year.

Compensation Actually Paid and Net Income*

$12,000,000
$10,000,000
$8,000,000
$6,000,000
$4,000,000
$2,000,000
$-
$(2,000,000)
CAP
$20,000
$0
($20,000)
($40,000)
($60,000)
($80,000)
($100,000)
Net Income (In thousands)
2021
2022
2023
2024
2025
CAP - Former PEO (Contos)
CAP - Non-PEO NEO (Avg.)
CAP - Former PEO (Joyce)
CAP - Current PEO (Carlson)
Net Income

*

Net income in 2021 was adversely impacted by a $40.9 million loss recorded on our contractual relationship with INTEGRA which was settled with the acquisition of INTEGRA. The loss represents the fair value of the difference between the historical contractual rates paid by INTEGRA and the current market rate. The loss is recorded in “Settlement and impairment charges” in the accompanying Consolidated Statements of Income (Loss). See Note 6, Acquisitions in the Annual Report on Form 10-K for the year ended December 31, 2021, for additional information about this acquisition.

Compensation Actually Paid and Adjusted EBITDA1

$12,000,000
$10,000,000
$8,000,000
$6,000,000
$4,000,000
$2,000,000
$-
$(2,000,000)
CAP
2021
2022
2023
2024
2025
$125,000
$120,000
$115,000
$110,000
$105,000
$100,000
$95,000
$90,000
$85,000
$80,000
Adjusted EBITDA (In thousands)
CAP - Former PEO (Contos)
CAP - Non-PEO NEO (Avg.)
CAP - Former PEO (Joyce)
CAP - Current PEO (Carlson)
Adjusted EBITDA

1 Adjusted EBITDA is a non-GAAP measure. Please see Appendix 1 on page 42 of this Amendment for a definition of this term and reconciliation with the most directly comparable GAAP measure.

Compensation Actually Paid and Revenue

Peer Group TSR and Company TSR

$150
$125
$100
$75
$50
$25
$0
TSR
2021
2022
2023
2024
2025
RMAX TSR
Russell 2000 Index

Compensation Committee Interlocks and Insider Participation

Mr. Dow, Mr. Jenkins, Ms. Raffaeli, Ms. Menogan, and Dr. Riordan each served on the Company’s Compensation Committee for some portion fiscal year 2025. None of these individuals is or was an officer or employee, or former officer or employee, of ours. None of these individuals has or had relationships with us requiring disclosure under Item 404 of Regulation S-K. No interlocking relationship exists or existed between members of the Compensation Committee or the Board, and the board of directors or compensation or similar committees of any other company.

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed with management the Compensation Discussion and Analysis above. Based on this review and these discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment and incorporated by reference in our Annual Report on Form 10-K for 2025 for filing with the SEC.

Compensation Committee:

Roger J. Dow, Chair

Norm Jenkins

Cathleen Raffaeli

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock by (i) each of our Directors and nominees, (ii) each of our Named Executive Officers, (iii) our Directors and Executive Officers as a group, and (iv) each person known to us to beneficially own more than 5% of our voting securities. For our Directors and Executive Officers, the information is as of the date of this Amendment, unless otherwise noted. Unless otherwise noted, for stockholders who own more than 5% of our Class A common stock, the information is as of the most recent Form 13G or Form 4 filed by each such stockholder with the SEC. Unless otherwise noted, the address of each stockholder is c/o RE/MAX Holdings, Inc. 5075 S. Syracuse St., Denver, CO 80237.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options or conversion rights held by the respective person or group that may be exercised or converted within 60 days after the date of this Amendment.

Pursuant to RMCO’s Fourth Amended and Restated Operating Agreement, common units in RMCO are redeemable at the unitholders’ election for, at our option, shares of Class A common stock of RE/MAX Holdings on a one-for-one basis (subject to customary adjustments, including conversion rate adjustments, underwriting discounts, commissions and adjustments for stock splits, stock dividends and reclassifications) or a cash payment equal to the market price of one share of our Class A common stock for each common unit redeemed. Beneficial ownership of common units reflected in the following table is not reflected as beneficial ownership of shares of our Class A common stock for which such units may be redeemed.

							Combined
							Voting Power
							of Class A
							and
	Class A		RMCO Common Units		Class B (1)		Class B
Directors and Named Executive Officers	Number	Percentage	Number	Percentage	Number	Percentage	Percentage
David L. Liniger (2)	354,711	1.67%	12,559,600	36.83%	1	100.00%	38.22%
Erik Carlson	277,314	1.31%	—	*	—	*	*
Karri R. Callahan	181,341	*	—	*	—	*	*
Roger J. Dow	55,961	*	—	*	—	*	*
Robert M. Fuchs	39,300	*	—	*	—	*	*
Norman K. Jenkins	28,511	*	—	*	—	*	*
Abigail C. Lee	41,422	*	—	*	—	*	*
Victor S. Lombardo	29,898	*	—	*	—	*	*
Annita M. Menogan	32,339	*	—	*	—	*	*
Cathleen Raffaeli	17,636	*	—	*	—	*	*
Katherine L. Scherping	31,101	*	—	*	—	*	*
Teresa S. Van De Bogart	46,977	*	—	*	—	*	*
Susan L. Winders	71,175	*	—	*	—	*	*
Directors and Executive Officers as a group (14 persons)	1,227,874	5.78%	12,559,600	36.83%	1	100.00%	40.80%
5% Stockholders
RIHI (3)	—	*	12,559,600	36.83%	1	100.00%	37.17%
BlackRock, Inc. (4)	1,363,608	6.42%	—	*	—	*	4.04%
Capital World Investors (5)	1,500,000	7.06%	—	*	—	*	4.44%

* Less than 1%

(1)	RIHI, Inc. (“RIHI”), as holder of Class B common stock, is entitled to, without regard to the number of shares of Class B common stock held, a number of votes on matters presented to stockholders of RE/MAX Holdings that is equal to the aggregate number of common units of RMCO that such stockholder holds. RIHI is majority owned and controlled by David and Gail Liniger. As such, Mr. and Mrs. Liniger have dispositive, voting, and investment control over the common units held by RIHI. For more information concerning RIHI, see “Item 13 - Certain Relationships and Related Party Transactions and Director Independence > Relationships Arising from Our Historical Ownership and Relationships with the Linigers and Liniger-Related Entities.”
(2)	Includes common units in RMCO held by RIHI which may be redeemed at RIHI’s election for, at our option, shares of Class A common stock of RE/MAX Holdings on a one-for-one basis (subject to customary adjustments, including conversion rate adjustments, underwriting discounts, commissions, and adjustments for stock splits, stock dividends, and reclassifications) or cash.
(3)	Includes common units in RMCO which may be redeemed at RIHI’s election for, at our option, shares of Class A common stock of RE/MAX Holdings on a one-for-one basis (subject to customary adjustments, including conversion rate adjustments, underwriting discounts, commissions, and adjustments for stock splits, stock dividends, and reclassifications) or cash.
(4)	Based solely on a Schedule 13G/A filed by BlackRock, Inc. (“BlackRock”) on April 17, 2025. BlackRock reported sole voting power with respect to 1,338,489 shares and sole dispositive power with respect to 1,363,608 shares. In such filing, BlackRock lists its address as 50 Hudson Yards, New York, NY 10001.
(5)	Based solely on a Schedule 13G filed by Capital World Investors (“Capital World”) on February 13, 2025. Capital World reported sole voting power and sole dispositive power with respect to 1,500,000 shares. In such filing, Capital World lists its address as 333 South Hope Street, 55th Floor, Los Angeles, CA 90071.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The REMAX Holdings Code of Conduct notes that a conflict of interest arises any time the personal interests of Company personnel (including Directors) interfere with, or could appear to interfere with, their ability to act in the best interests of the Company. Company personnel must disclose any potential conflicts of interest – including those involving an immediate family member – to the Chief Compliance Officer. Conflicts of interest involving any member of the RE/MAX Holdings Board of Directors are addressed by the Board of Directors or an applicable committee. Our Code of Conduct is supplemented by our Related Party Transactions Policy.

We describe below certain relationships between us and our executives and our historical owners, and the transactions described below include, in particular, any transactions and series of similar transactions, during 2025, to which we were a participant or will be a participant, in which:

●	the amounts involved exceeded or will exceed $120,000 and
●	any of our Directors, Executive Officers, holders of more than 5% of our capital stock, or any member of their immediate family had or will have a direct or indirect material interest, except that, for compensation arrangements with Directors and Executive Officers, agreements with our Executive Officers containing compensation and termination provisions, and separation agreements, please see “Compensation Discussion and Analysis,” the “Compensation Tables,” “Employment Agreements and Separation Agreements,” and “Director Compensation” above.

Relationships Arising from Our Historical Ownership and Relationships with the Linigers and Liniger-Related Entities

The first REMAX company, our predecessor, was founded in 1973 by David and Gail Liniger. David Liniger continues to serve as our Chair and Gail Liniger served as Vice Chair through May 2023, at which time she was named Vice Chair Emerita. RIHI, is (and has been since the time of our IPO) majority owned and controlled by the Linigers. As such, the Linigers have dispositive, voting, and investment control over the common units held by RIHI. RIHI remains a significant stockholder of the Company, and through its ownership of all of our Class B common stock, holds approximately 40% of the voting power of the Company’s common stock. (David Liniger also individually owns slightly less than 2% of our Class A common stock.)

At the time of our IPO, we entered into several ongoing agreements with RIHI, and the Company has certain other relationships with Liniger entities, and Sanctuary, Inc.

Registration Rights Agreement

We entered into a registration rights agreement with RIHI in connection with our IPO. The registration rights agreement provides RIHI certain registration rights whereby it can require us to register, under the Securities Act of 1933, shares owned by it. The registration rights agreement also provides for piggyback registration rights for all stockholders that are parties to the agreement.

Tax Receivable Agreements

As discussed in our Annual Report on Form 10-K (see “Holdings Ownership of RMCO and Tax Receivable Agreements”), RE/MAX Holdings has twice acquired common units in RMCO from RIHI, a corporation that is majority owned and controlled by David and Gail Liniger. The first was at the time of our IPO in October 2013 and the second was in November and December 2015. These acquisitions are expected to reduce the amounts that we pay in taxes as a result of a step-up in tax basis on the underlying assets held by RMCO. The assets are amortizable and result in deductions on our tax returns for many years into the future. If RE/MAX Holdings acquires additional common units of RMCO from RIHI, the percentage of RE/MAX Holdings’ ownership of RMCO will increase, and additional tax assets will be created as additional tax basis step-ups occur. In connection with the first of these acquisitions, we entered into a tax receivable agreement with RIHI and a substantially similar agreement with RMCO’s other pre-IPO owner. These agreements require us to pay the counterparties 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that we realize, or in some circumstances are deemed to realize, as a result of the step-up in tax basis on RMCO’s assets.

For purposes of the tax receivable agreements, tax savings are computed by comparing our actual liability to the amount of taxes that we would have paid without the step-up in basis in RMCO’s assets. There is no maximum term for the tax receivable agreements; however, we may terminate the tax receivable agreements by paying the counterparties an agreed upon amount equal to the estimated present value of the remaining payments under the agreements.

The timing and amount of payments under the tax receivable agreements will vary based on facts and circumstances that are beyond our control (including the timing and amount of any redemption of common units by RIHI, the price of our shares of Class A common stock at the time of any such redemptions, the impact of foreign taxes, amount, and timing of our taxable income (if any), and the applicable tax rate). However, the payments to the counterparties could fluctuate from zero to a substantial amount. If we do not make payments under the tax receivable agreements for any reason, the unpaid amounts will be deferred and will accrue interest until paid.

The tax receivable agreements provide that if certain forms of business combination or changes of control occur, or that if we elect an early termination of the agreements, then our obligations would be based on certain assumptions, including that we would have sufficient taxable income to utilize all potential future tax benefits that are subject to the tax receivable agreements. As a result, we could be required to make cash payments to the counterparties that are greater than the specified percentage of the benefits we ultimately realize.

We will also not be reimbursed for any cash payments previously made to the counterparties to the tax receivable agreements if any tax benefits initially claimed by us are subsequently disallowed by a taxing authority. Instead, any excess cash payments made by us to a counterparty would be netted against any future cash payments that we might make under the terms of the tax receivable agreements. Therefore, it is possible that we could make cash payments under the tax receivable agreements that substantially exceed our actual cash tax savings.

We entered into the tax receivable agreements on October 7, 2013. We made a payment under the tax receivable agreement with RIHI of approximately $0.4 million in February 2025 and approximately $0.7 million in January 2026.

RMCO Operating Agreement

In connection with our IPO, RE/MAX Holdings, RIHI and RMCO entered into RMCO’s fourth amended and restated limited liability company agreement (the “RMCO Agreement”).

Appointment as Manager. Under the restated RMCO Agreement, RE/MAX Holdings, Inc. is a member and the sole manager of RMCO. As the sole manager, RE/MAX Holdings, through its officers and Directors, controls all of the day-to-day business affairs and decision-making of RMCO without the approval of any other member. Pursuant to the terms of the RMCO Agreement, RE/MAX Holdings cannot, under any circumstances, be removed as the sole manager of RMCO. Except as necessary to avoid being classified as an investment company or with the approval of RIHI, as long as RE/MAX

Holdings is the sole manager of RMCO, its business is limited to owning and dealing with its common units of RMCO, managing the business of RMCO, and fulfilling its obligations under the Exchange Act, and activities incidental to the foregoing.

Compensation. RE/MAX Holdings is not entitled to compensation for services as manager except as provided in the management services agreement described below under “Management Services Agreement,” or as otherwise approved by a vote of the members holding a majority of the outstanding common units. RE/MAX Holdings is entitled to reimbursement by RMCO pursuant to the management services agreement for reasonable out-of-pocket expenses incurred on its behalf.

Distributions. The RMCO Agreement requires “tax distributions” to be made by RMCO to its members, as that term is defined in the agreement. Tax distributions will be made pro rata on a quarterly basis to each member of RMCO, including RE/MAX Holdings, such that each member will receive a tax distribution that is proportionate to its percentage interest in RMCO (based on the number of common units in RMCO that it holds relative to the total number of outstanding common units of RMCO) and that is sufficient to satisfy its tax liability based on such member’s allocable share of the taxable income of RMCO and an assumed tax rate that will be determined by RE/MAX Holdings. Tax distributions will also be made only to the extent all distributions from RMCO for the relevant period were otherwise insufficient to enable each member to cover its tax liabilities. The RMCO Agreement also allows for distributions to be made by RMCO to its members out of “distributable cash,” as that term is defined in the agreement. We expect that distributions out of distributable cash will be made pro rata on a quarterly basis to the extent necessary to enable RE/MAX Holdings to cover its operating expenses and other obligations, including any obligations that RE/MAX Holdings may have under the tax receivable agreements that it entered into with RMCO’s pre-IPO owners (as described above under “Tax Receivable Agreements”), and to make anticipated dividend payments to the holders of its Class A common stock.

Transfer Restrictions. The RMCO Agreement generally restricts transfers of common units of RMCO, subject to limited exceptions. Any transferee of common units must assume, by operation of law or written agreement, all of the obligations of a transferring member with respect to the transferred units, even if the transferee is not admitted as a member of RMCO.

Common Unit Redemption Right. The RMCO Agreement provides a redemption right to RIHI which entitles RIHI to have its common units of RMCO redeemed for shares of RE/MAX Holdings Class A common stock on a one-for-one basis, or at the option of RE/MAX Holdings, a cash payment equal to the market price of one share of common stock for each common unit redeemed. In connection with RIHI’s exercise of its redemption right, RE/MAX Holdings may instead elect to acquire RIHI’s common units in RMCO from RIHI, in which case RE/MAX Holdings would directly acquire RIHI’s common units in RMCO on the same terms as if RIHI had engaged in a redemption transaction with RMCO as previously described above.

Issuance of RMCO Common Units Upon Issuance of Equity Compensation. Upon the exercise of options RE/MAX Holdings has issued or the issuance of other types of equity compensation (such as the issuance of restricted or non-restricted stock, payment of bonuses in stock or settlement of restricted stock units or stock appreciation rights in stock), RE/MAX Holdings has the right to acquire from RMCO a number of common units equal to the number of shares of Class A common stock being issued as a result. RE/MAX Holdings will contribute to RMCO the amount of any consideration received for that equity compensation.

Dissolution. The RMCO Agreement provides that the unanimous consent of all members holding common units will be required to voluntarily dissolve RMCO. In addition to a voluntary dissolution, RMCO will be dissolved upon the entry of a decree of judicial dissolution in accordance with Delaware law. Upon a dissolution event, the proceeds of a liquidation will be distributed in the following order: (i) first, to pay the expenses of winding up RMCO; (ii) second, to pay debts and liabilities owed to creditors of RMCO; and (iii) third, to the members pro rata in accordance with their respective percentage ownership interests in common units of RMCO.

Confidentiality. Each member agrees to maintain the confidentiality of RMCO’s intellectual property and other confidential information.

Indemnification. The RMCO Agreement provides for indemnification of the manager, members and officers of RMCO and their respective subsidiaries or affiliates.

Sanctuary Golf Course

Sanctuary, Inc. is a company owned by David and Gail Liniger that owns and manages Sanctuary, a private golf course located near Denver, Colorado. We pay Sanctuary, Inc. for corporate meetings and events held at Sanctuary and for catering services. Transactions between the Company and Sanctuary were below $120,000 in 2025.

Other Related Party Transactions

Management Services Agreement

In connection with our IPO, RE/MAX Holdings entered into a management services agreement with RMCO pursuant to which RE/MAX Holdings provides certain management services to RMCO. In exchange for the services provided, RMCO reimburses RE/MAX Holdings for compensation and other expenses of officers and employees and for certain out-of-pocket costs. RMCO also provides administrative and support services to RE/MAX Holdings, such as office facilities, equipment, supplies, payroll, and accounting and financial reporting. The management services agreement also provides that RE/MAX Holdings employees may participate in RMCO’s benefit plans, and that RMCO employees may participate in RE/MAX Holdings Omnibus Plans. RMCO will indemnify RE/MAX Holdings for any losses arising from its performance under the management services agreement, except that RE/MAX Holdings will indemnify RMCO for any losses caused by willful misconduct by or gross negligence of RE/MAX Holdings.

Director and Officer Indemnification and Insurance

We have entered into indemnification agreements with certain of our Directors and Executive Officers and purchased directors’ and officers’ liability insurance. The indemnification agreements and our Amended and Restated Certificate of Incorporation and Bylaws require us to indemnify our Directors and officers to the fullest extent permitted by Delaware law.

Executive Compensation, Employment Arrangements, and Separation Agreements

Please see “Compensation Discussion and Analysis,” “Compensation Tables,” and “Employment Agreements and Separation Agreements” for information on compensation arrangements with our Executive Officers and agreements with our Executive Officers containing compensation and termination provisions.

Policies and Procedures Regarding Related Party Transactions

We have adopted a written policy with respect to related party transactions. Under this policy, a “Related Party Transaction” is any financial transaction, arrangement or relationship (or series of similar transactions, arrangements, or relationships) in which we are, or any of our subsidiaries, is a participant and in which a Related Party has or will have a direct or indirect interest, other than any transactions, arrangements or relationships in which the aggregate amount involved will not or may not be expected to exceed $120,000 in any calendar year, subject to certain exceptions. A “Related Party” is any of our Executive Officers, Directors or Director nominees, any stockholder directly or indirectly beneficially owning in excess of 5% of our stock or securities exchangeable for our stock, or any immediate family member of any of the foregoing persons.

Pursuant to our related party transaction policies and procedures, any Related Party Transaction must be reviewed by the Audit Committee. In connection with its review of a Related Party Transaction, the Audit Committee may take into account, among other factors it deems appropriate, whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the Related Party Transaction.

Director Independence

The Board periodically assesses the independence of its members. For a Director to be considered independent, the Board must affirmatively determine that the Director does not have any direct or indirect material relationship with us, other than as a Director, that would interfere with their exercise of independent judgment in carrying out their responsibilities as a Director of the Company. When assessing the materiality of a Director’s relationship with us, our Board will consider the question not merely from the standpoint of the Director, but also from the standpoint of persons or organizations with which the Director has an affiliation. Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable, social, and familial relationships, among others.

The Board of Directors has determined that each of Roger Dow, Norman Jenkins, Annita Menogan, Cathleen Raffaeli, Katherine Scherping, and Teresa Van De Bogart is an “independent Director” under applicable New York Stock Exchange (“NYSE”) standards and the Company’s corporate governance guidelines, and that none of these Directors have any relationships with the Company that would interfere with their exercise of independent judgment in carrying out their responsibilities as a Director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has established an auditor independence policy and reviews and approves this policy on an annual basis. This policy mandates that the Audit Committee approve the audit and non-audit services and related budget in advance, unless pre-approval is waived pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. This policy also mandates that the Company may not enter into engagements with its independent registered public accounting firm for non-audit services without the Audit Committee’s express approval, unless pre-approval is waived pursuant to the aforementioned rule. Pursuant to this policy, the Audit Committee has delegated authority to pre-approve services with fees up to $100,000 to the Audit Committee Chair, with such pre-approval subject to ratification by the Audit Committee at its next regularly scheduled meeting. All services performed by EY were approved by the Audit Committee in 2025 and 2024 in accordance with this policy

Auditor Fees

The following table presents aggregate fees billed to the Company for services rendered by EY, our independent registered public accounting firm for the fiscal years ended December 31, 2025, and December 31, 2024.

	2025	2024
Audit fees (1)	$1,465,000	$1,337,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,465,000	$1,337,000

(1)	Includes fees for the audit of our consolidated financial statements, the audit of internal controls, the review of interim financial statements included in Form 10-Qs and other services primarily related to comfort letters, SEC consents, regulatory and subsidiary audits and Franchise Disclosure Document filings

PART IV

ITEM 15. EXHIBITS

Exhibits

The exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1
3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1
3.3	Amendment No. 1 to Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	5/31/2023	3.1
4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1
4.2	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-36101	2/21/2020	4.2
10.1	2013 Omnibus Incentive Plan and related documents.†	S-8	333-191519	10/1/2013	4.2
10.2	Lease, dated April 16, 2010, by and between Hub Properties Trust and RE/MAX International, LLC.	S-1	333-190699	8/19/2013	10.5
10.3	Registration Rights Agreement, dated as of October 1, 2013, by and among RE/MAX Holdings, Inc. and RIHI, Inc.	10-Q	001-36101	11/14/2013	10.8
10.4	Management Services Agreement, dated as of October 1, 2013, by and among RMCO, LLC, RE/MAX, LLC and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.9
10.5	RMCO, LLC Fourth Amended and Restated Limited Liability Company Agreement.	10-K	001-36101	2/21/2020	10.5
10.6	Tax Receivable Agreement, dated as of October 7, 2013, by and between RIHI, Inc. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.11
10.7	Tax Receivable Agreement, dated as of October 7, 2013, by and between Weston Presidio V, L.P. and RE/MAX Holdings, Inc.	10-Q	001-36101	11/14/2013	10.12

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.8	Form of Indemnification Agreement by and between RE/MAX Holdings, Inc. and each of its directors and executive officers.†	S-1	333-190699	9/27/2013	10.3
10.9	Form of Time-Based Restricted Stock Unit Award.†	10-K	333-190699	2/24/2017	10.11
10.10	Form of Time-Based Restricted Stock Unit Award.†	10-K	001-36101	2/25/2021	10.10
10.11	Form of Time-Based Restricted Stock Unit Award.†	10-Q	001-36101	12/21/2021	10.2
10.12	Form of Performance-Based Restricted Stock Unit Award.†	10-K	001-36101	2/22/2019	10.12
10.13	Form of Performance-Based Restricted Stock Unit Award. †	10-K	001-36101	2/25/2021	10.12
10.14	Form of Restricted Stock Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.15
10.15	Form of Restricted Stock Award (General).†	S-1	333-190699	9/27/2013	10.16
10.16	Form of Stock Option Award (Directors and Senior Officers).†	S-1	333-190699	9/27/2013	10.17
10.17	Form of Stock Option Award (General).†	S-1	333-190699	9/27/2013	10.18
10.18	Joinder, dated May 29, 2015, among RE/MAX Holdings, Inc., Weston Presidio V., L.P. and Oberndorf Investments LLC.	10-Q	001-36101	8/7/2015	10.3
10.19	Joinder, dated October 4, 2018, among RE/MAX Holdings, Inc., Oberndorf Investments LLC and Parallaxes Capital Opportunities fund I LP.	10-K	001-36101	2/22/2019	10.18
10.20	Joinder, dated December 19, 2018, among RE/MAX Holdings, Inc., Parallaxes Capital Opportunities Fund I LP and Parallaxes Rain Co-Investment, LLC.	10-K	001-36101	2/22/2019	10.19
10.21	Amended and Restated Credit Agreement, dated as of December 15, 2016, among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*	8-K	001-36101	12/21/2016	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.22	Consent and Waiver, dated November 14, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	11/15/2017	10.1
10.23	Second Consent and Waiver, dated December 19, 2017 with respect to the Amended and Restated Credit Agreement, dated as of December 15, 2016 among RE/MAX, LLC; RMCO, LLC; the several banks and other financial institutions or entities from time to time party thereto; and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	12/26/2017	10.1
10.24	Second Amended and Restated Credit Agreement, dated as of July 21, 2021, by and among RMCO, LLC, RE/MAX, LLC, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	7/21/2021	10.1
10.25	Equity Purchase Agreement, dated January 1, 2019, by and between RADF, LLC and David Liniger.*	10-K	001-36101	2/22/2019	10.23
10.26	Asset Purchase Agreement, dated January 1, 2019, by and between RE/MAX Texas Ad Fund, Inc.	10-K	001-36101	2/22/2019	10.24
10.27	Share Purchase Agreement, dated January 1, 2019, by and between RE/MAX of Western Canada (1998), LLC and David Liniger.	10-K	001-36101	2/22/2019	10.25
10.28	Share Purchase Agreement, dated January 1, 2019, by and between Motto Franchising, LLC and David Liniger.	10-K	001-36101	2/22/2019	10.26
10.29	Executive Separation and General Release Agreement.	8-K	001-36101	1/11/2022	10.1
10.30	Interim Executive Agreement.	8-K	001-36101	1/11/2022	10.2

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.31	Form of RE/MAX Holdings, Inc. Reward and Retention Agreement.	8-K	001-36101	1/11/2022	10.3
10.32	First Amendment to Interim Executive Agreement.	8-K	001-36101	11/2/2022	10.1
10.33	Form of Time-Based Restricted Stock Unit Award.†	10-Q	001-36101	5/4/2023	10.1
10.34	Form of Performance-Based Restricted Stock Unit Award.†	10-Q	001-36101	5/4/2023	10.2
10.35	2023 Omnibus Incentive Plan and related documents.†	S-8	333-272219	5/26/2023	4.4
10.36	Change in Control Severance Plan.†	8-K	001-36101	5/31/2023	10.1
10.37	RE/MAX Holdings, Inc. Deferred Compensation Plan.†	10-Q	001-36101	8/2/2023	10.3
10.38	Amended and Restated Interim Executive Agreement, dated August 31, 2023.†	8-K	001-36101	9/7/2023	10.1
10.39	Executive Agreement.*†	8-K	001-36101	11/13/2023	10.1
10.40	Form of Award Agreement – Time-Based RSU Awards.†	8-K	001-36101	11/13/2023	10.2
10.41	Form of Award Agreement –Performance-Based RSU Award.†	8-K	001-36101	11/13/2023	10.3
10.42	Form of RE/MAX Holdings, Inc. Retention Agreement.†	8-K	001-36101	11/13/2023	10.4
10.43	Form of Performance-Based Restricted Stock Unit Award.†	10-Q	001-36101	5/2/2024	10.2
10.44	Letter Agreement, dated May 31, 2024, between RE/MAX Holdings, Inc. and Serene Smith.†	8-K	001-36101	6/3/2024	10.1
10.45	Form of Bonus Agreement. †	8-K	001-36101	5/20/2025	10.1
10.46	Amendment to RE/MAX Holdings, Inc. 2023 Omnibus Incentive Plan. †	8-K	001-36101	5/20/2025	10.2
10.47	Employee Separation Agreement and General Release of All Claims, dated June 16, 2025 between RE/MAX, LLC and Grady Ligon.†	8-K	001-36101	6/17/2025	10.1
10.48	Consulting Agreement dated May 13, 2025 between RE/MAX Holdings, Inc. and Stephen Joyce.†	10-Q	001-36101	7/29/2025	10.1

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.49	Independent Contractor Agreement dated June 15, 2025 between RE/MAX Holdings, Inc. and Ward Morrison.†	10-Q	001-36101	7/29/2025	10.2
10.50	Second Amendment, dated September 30, 2025, to the Second Amended and Restated Credit Agreement, dated as of July 21, 2021, by and among RE/MAX, LLC; RMCO, LLC; the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-36101	10/1/2025	10.1
10.51	Severance and Retirement Plan.†	10-K	001-36101	2/19/2026	10.51
10.52	Form of Award Agreement –Performance-Based RSU Award.†	10-K	001-36101	2/19/2026	10.52
19.1	RE/MAX Holdings, Inc. Insider Trading Policy	10-K	001-36101	2/20/2025	19.1
21.1	List of Subsidiaries.	10-K	001-36101	2/19/2026	21.1
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-36101	2/19/2026	23.1
24.1	Power of Attorney.	10-K	001-36101	2/19/2026	24.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-36101	2/19/2026	31.1
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-36101	2/19/2026	31.2
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.4	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36101	2/19/2026	32.1	X
97.1	Amended and Restated Incentive Compensation Recoupment Policy.	10-K	001-36101	2/22/2024	97.1
101

The following materials from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity (deficit) and (vi) related notes.

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

RE/MAX Holdings, Inc.
(Registrant)

Date: April 30, 2026	By:	/s/ Karri R. Callahan
Karri R. Callahan
Chief Financial Officer
(Principal Financial Officer)

APPENDIX 1: RECONCILIATION OF NON-GAAP MEASURES

The Company defines Adjusted EBITDA as EBITDA (consolidated net income before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in the audited consolidated financial statements included in the Original Report), adjusted for the impact of the following items that are either non-cash or that the Company does not consider representative of its ongoing operating performance: settlement and impairment charges, equity-based compensation expense, expense or income related to changes in the estimated fair value measurement of contingent consideration, restructuring charges, gains or losses from changes in the tax receivable agreement liability, and other non-recurring items.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$13,433	$8,077	$(98,486)
Depreciation and amortization	25,848	29,561	32,414
Interest expense	31,700	36,258	35,741
Interest income	(3,580)	(3,738)	(4,420)
Provision for income taxes	6,195	(1,877)	56,947
EBITDA	73,596	68,281	22,196
Settlement and impairment charges (1)	(1,542)	5,483	73,783
Equity-based compensation expense	16,627	18,855	19,536
Fair value adjustments to contingent consideration (2)	(109)	(225)	(533)
Restructuring charges (3)	2,536	1,227	4,210
Change in estimated tax receivable agreement liability (4)	715	1,219	(25,298)
Other adjustments (5)	1,898	2,860	2,394
Adjusted EBITDA	$93,721	$97,700	$96,288
(1)	During 2025, we recorded a cost recovery in connection with a previous settlement, that was received in the fourth quarter of 2025 from an escrow fund from a prior acquisition. This was partially offset by the settlement of an immaterial legal matter and an impairment recognized on an office lease in Canada, see Note 3, Leases, to our audited consolidated financial statements sin the Original Report for additional information on our leases. During 2024 and 2023, represents the settlements of certain industry class-action lawsuits and other legal settlements. See Note 13, Commitments and Contingencies, to our audited consolidated financial statements in the Original Report for additional information. During 2023, in connection with our annual goodwill impairment test, we concluded that the carrying value of the Mortgage reporting unit within the Mortgage segment exceeded its fair value, resulting in an impairment charge to the Mortgage reporting unit goodwill. See Note 7, Intangible Assets and Goodwill, to our audited consolidated financial statements in the Original Report for additional information.
(2)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 10, Fair Value Measurements, to our audited consolidated financial statements in the Original Report for additional information.
(3)	During 2025 and 2024, we restructured our support services to further enhance the overall customer experience. Additionally, during 2023, we announced a reduction in force and reorganization intended to streamline our operations and yield cost savings over the long term. See Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements in the Original Report for additional information.
(4)	Change in estimated tax receivable agreement liability is the result of a valuation allowance on deferred tax assets. See Note 4, Non-controlling Interest, and Note 11, Income Taxes, to our audited consolidated financial statements in the Original Report for additional information
(5)	Other adjustments are primarily made up of losses on disposal of assets in 2025 and employee retention related expenses from our CEO transition in 2024 and 2023.