Form 10-Q
period 2026-03-31
RE/MAX Holdings, Inc.
filed 2026-05-08
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026.

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

On May 1, 2026, there were 21,232,815 outstanding shares of the registrant’s Class A common stock, $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$107,126	$118,736
Restricted cash	75,496	74,332
Accounts and notes receivable, net of allowances	28,241	26,944
Income taxes receivable	7,937	8,188
Other current assets	14,089	11,940
Total current assets	232,889	240,140
Property and equipment, net of accumulated depreciation	5,674	5,996
Operating lease right of use assets	11,749	12,608
Franchise agreements, net	63,235	67,080
Other intangible assets, net	11,543	10,774
Goodwill	238,854	239,572
Other assets, net of current portion	8,401	6,305
Total assets	$572,345	$582,475
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$6,814	$3,986
Accrued liabilities	106,661	100,927
Income taxes payable	386	105
Deferred revenue	20,112	21,391
Debt	4,600	4,600
Payable pursuant to tax receivable agreements	219	1,542
Operating lease liabilities	9,451	9,217
Total current liabilities	148,243	141,768
Debt, net of current portion	431,362	432,151
Deferred tax liabilities	8,039	8,193
Deferred revenue, net of current portion	12,410	12,859
Operating lease liabilities, net of current portion	11,508	13,514
Other liabilities, net of current portion	2,441	2,978
Total liabilities	614,003	611,463
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 21,232,815 and 20,095,180 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	582,658	578,429
Accumulated deficit	(135,915)	(126,072)
Accumulated other comprehensive income (deficit), net of tax	(598)	54
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	446,147	452,413
Non-controlling interest	(487,805)	(481,401)
Total stockholders' equity (deficit)	(41,658)	(28,988)
Total liabilities and stockholders' equity (deficit)	$572,345	$582,475

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Continuing franchise fees	$25,791	$29,351
Annual dues	7,558	7,789
Broker fees	12,611	11,431
Marketing Funds fees	16,866	18,864
Franchise sales and other revenue	7,402	7,032
Total revenue	70,228	74,467
Operating expenses:
Selling, operating and administrative expenses	46,811	43,028
Marketing Funds expenses	16,866	18,864
Depreciation and amortization	5,875	6,589
Settlement and impairment charges	8,500	619
Total operating expenses	78,052	69,100
Operating income (loss)	(7,824)	5,367
Other expenses, net:
Interest expense	(7,158)	(7,924)
Interest income	874	908
Foreign currency transaction gains (losses)	16	283
Total other expenses, net	(6,268)	(6,733)
Income (loss) before provision for income taxes	(14,092)	(1,366)
Provision for income taxes	(1,617)	(1,870)
Net income (loss)	$(15,709)	$(3,236)
Less: net income (loss) attributable to non-controlling interest	(5,968)	(1,278)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(9,741)	$(1,958)

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(0.48)	$(0.10)
Diluted	$(0.48)	$(0.10)
Weighted average shares of Class A common stock outstanding
Basic	20,491,629	19,292,210
Diluted	20,491,629	19,292,210

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$(15,709)	$(3,236)
Change in cumulative translation adjustment	(1,052)	391
Comprehensive income (loss), net of tax	(16,761)	(2,845)
Less: Comprehensive income (loss) attributable to non-controlling interest	(6,368)	(1,124)
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$(10,393)	$(1,721)

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Accumulated
						Retained	other		Total
	Class A		Class B		Additional	earnings	comprehensive	Non-	stockholders'
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	equity
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	(deficit)
Balances, January 1, 2026	20,095,180	$2	1	$—	$578,429	$(126,072)	$54	$(481,401)	$(28,988)
Net income (loss)	—	—	—	—	—	(9,741)	—	(5,968)	(15,709)
Equity-based compensation expense and dividend equivalents	1,697,882	—	—	—	7,792	(103)	—	—	7,689
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(652)	(400)	(1,052)
Shares withheld for taxes on share-based compensation	(560,247)	—	—	—	(3,563)	—	—	—	(3,563)
Other	—	—	—	—	—	1	—	(36)	(35)
Balances, March 31, 2026	21,232,815	$2	1	$—	$582,658	$(135,915)	$(598)	$(487,805)	$(41,658)

						Retained	Accumulated other
	Class A		Class B		Additional	earnings	comprehensive	Non-	Total
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	equity
Balances, January 1, 2025	18,971,435	$2	1	$—	$565,072	$(133,727)	$(1,864)	$(487,877)	$(58,394)
Net income (loss)	—	—	—	—	—	(1,958)	—	(1,278)	(3,236)
Equity-based compensation expense and dividend equivalents	1,410,497	—	—	—	10,306	(324)	—	—	9,982
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	237	154	391
Shares withheld for taxes on share-based compensation	(475,011)	—	—	—	(4,237)	—	—	—	(4,237)
Other	—	—	—	—	—	1	—	(30)	(29)
Balances, March 31, 2025	19,906,921	$2	1	$—	$571,141	$(136,008)	$(1,627)	$(489,031)	$(55,523)

See accompanying notes to unaudited condensed consolidated financial statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(15,709)	$(3,236)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	5,875	6,589
Equity-based compensation expense	5,316	6,346
Bad debt expense	1,144	1,592
Deferred income tax expense (benefit)	(78)	223
Fair value adjustments to contingent consideration	67	116
Settlement and impairment charges	8,500	619
Debt charges	234	212
Other, net	406	243
Changes in operating assets and liabilities	(7,599)	(7,043)
Net cash (used in) provided by operating activities	(1,844)	5,661
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(2,421)	(1,691)
Net cash used in investing activities	(2,421)	(1,691)
Cash flows from financing activities:
Payments on debt	(1,150)	(1,150)
Dividends and dividend equivalents paid to Class A common stockholders	(103)	(324)
Payments related to tax withholding for share-based compensation	(3,563)	(4,237)
Payment of contingent consideration	(742)	(791)
Other financing	(36)	(29)
Net cash used in financing activities	(5,594)	(6,531)
Effect of exchange rate changes on cash	(587)	180
Net decrease in cash, cash equivalents and restricted cash	(10,446)	(2,381)
Cash, cash equivalents and restricted cash, beginning of period	193,068	169,287
Cash, cash equivalents and restricted cash, end of period	$182,622	$166,906

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Business and Organization

RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries, including RMCO, LLC (“RMCO”), are referred to hereinafter as the “Company.”

The Company is one of the world’s leading franchisors in the real estate industry, franchising real estate brokerages globally under the REMAX brand (“REMAX”) and mortgage brokerages within the United States (“U.S.”) under the Motto Mortgage brand (“Motto”). The Company also sells ancillary products and services to its franchise networks, including marketing services, technology platforms, and mortgage loan processing services to its Motto network and third parties through its wemlo® brand and advertisements on and lead generation services from its flagship websites www.remax.com and www.remax.ca. The Company focuses on enabling its networks’ success by providing quality education, innovative technology products, valuable marketing tools and initiatives, and by leveraging the Company’s size and scale to continue to build and enhance the competitive advantages of the REMAX and Motto brands. The Company’s focus on operational excellence and delivering the best experience in everything real estate remains unwavering, as the Company continues to invest in tools and programs that help affiliates win more business, save time and build more profitable businesses.

REMAX and Motto are 100% franchised—the Company does not own any of the brokerages that operate under these brands.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2025, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations for the Company for the reported periods have been included. Interim results may not be indicative of full-year performance.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report on Form 10-K”). Please refer to that document for a fuller discussion of all significant accounting policies.

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

Revenue Recognition

The Company generates most of its revenue from contracts with customers. The Company’s major streams of revenue are:

●	Continuing franchise fees, which are fixed contractual fees paid monthly by REMAX or Motto franchisees or REMAX Independent Region sub-franchisors based on the number of REMAX agents or Motto open offices.
●	Annual dues, which are fees charged directly to REMAX agents.
●	Broker fees, which are fees on real estate commissions when a REMAX agent assists a consumer with buying or selling a home.
●	Marketing Funds fees, which are fixed contractual fees paid monthly by franchisees based on the number of REMAX agents or Motto open offices, which are obligated to be used for marketing campaigns to build brand awareness and to support agent and consumer-facing technology.
●	Franchise sales and other revenue, which consists of fees from initial sales of REMAX and Motto franchises, renewals of REMAX franchises and REMAX master franchise fees, as well as data services subscription revenue, preferred marketing arrangements, technology products and subscription revenue, events-related revenue from education and other programs, mortgage loan processing revenue, Marketing Studio revenue (formerly known as Marketing as a Service (“MaaS”)) and advertising revenue.

Deferred Revenue and Capitalized Contract Costs

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Other deferred revenue is primarily related to events-related revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2026	New billings	recognized (a)	March 31, 2026
Franchise sales	$18,881	$1,258	$(2,064)	$18,075
Annual dues	11,600	8,159	(7,558)	12,201
Other	3,769	11,540	(13,063)	2,246
	$34,250	$20,957	$(22,685)	$32,522

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $1.8 million and $5.4 million, respectively, for the three months ended March 31, 2026.

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

		Additions to
	Balance at	contract cost	Expense	Balance at
	January 1, 2026	for new activity	recognized	March 31, 2026
Capitalized contract costs	$4,318	$2,623	$(477)	$6,464

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Franchise sales	$4,464	$4,897	$3,629	$2,377	$1,270	$495	$943	$18,075
Annual dues	11,617	584	—	—	—	—	—	12,201
Total	$16,081	$5,481	$3,629	$2,377	$1,270	$495	$943	$30,276

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended March 31,
	2026	2025
U.S. Company-Owned Regions	$27,827	$30,258
U.S. Independent Regions	1,336	1,397
Canada Company-Owned Regions	9,513	9,692
Canada Independent Regions	717	650
Global	4,465	4,049
Fee revenue (a)	43,858	46,046
Franchise sales and other revenue (b)	6,698	6,430
Total Real Estate	50,556	52,476
U.S.	12,387	14,247
Canada	4,210	4,373
Global	269	244
Total Marketing Funds	16,866	18,864
Mortgage (c)	2,806	3,127
Total	$70,228	$74,467
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is mostly derived within the U.S.
(c)	Revenue from Mortgage is derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$107,126	$118,736
Restricted cash:
Marketing Funds (a)	20,496	19,332
Settlement Fund (b)	55,000	55,000
Total cash, cash equivalents and restricted cash	$182,622	$193,068

(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.
(b)	Represents the amounts held in the Settlement Fund as part of the settlement of certain industry class-action lawsuits. See Note 11, Commitments and Contingencies, for additional information.

Services Provided to the Marketing Funds by Real Estate

Real Estate charges the Marketing Funds for various services it performs or for payments it makes on behalf of the Marketing Funds to third-party vendors. These services are primarily comprised of (a) building and maintaining the remax.com and remax.ca websites and mobile apps, (b) agent and consumer-facing technology via the BoldTrail platform (refer to the Company’s 2025 Annual Report on Form 10-K for further details), (c) dedicated employees focused on consumer-facing marketing initiatives, and (d) various administrative services including customer support of technology, accounting and legal.

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Technology - operating	$4,927	$3,591
Marketing staff and administrative services	3,112	2,307
Total	$8,039	$5,898

Accounts and Notes Receivable

As of March 31, 2026, and December 31, 2025, the Company had allowances against accounts and notes receivable of $13.0 million and $12.6 million, respectively.

Other Current Assets and Other Assets, Net of Current Portion

Other current assets and Other assets, net of current portion consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$12,208	$10,472
Capitalized contract costs	1,377	1,055
Other	504	413
Other current assets	$14,089	$11,940

Capitalized contract costs	$5,087	$3,263
Notes receivable, net of current portion	1,673	1,791
Other	1,641	1,251
Other assets, net of current portion	$8,401	$6,305

Property and Equipment

As of March 31, 2026, and December 31, 2025 the Company had accumulated depreciation of $17.6 million and $17.2 million, respectively. Depreciation expense for the three months ended March 31, 2026, and 2025 was $0.6 million, respectively.

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

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the Canadian entity for RE/MAX INTEGRA (“INTEGRA”). The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” on the Condensed Consolidated Statements of Income (Loss) along with the related derivative contracts. Maturities of the foreign currency forward contracts are included within “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, with any non-cash portion included as a component of “Changes in operating assets and liabilities - Other assets and liabilities” on the Condensed Consolidated Statements of Cash Flows. During the three months ended March 31, 2026, and 2025, the Company recognized a net gain of $0.6 million and net gain of $0.1 million, respectively.

The Company has a short-term $44.0 million Canadian dollar forward contract that matures in the second quarter of 2026 that net settles in U.S. dollars based on the prevailing spot rates at maturity.

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

Subsequent Events

Arrangement Agreement and Plan of Merger with The Real Brokerage Inc.

On April 26, 2026, RE/MAX Holdings, Inc. (“Holdings” or the “Company”) entered into an Arrangement and Plan of Merger (the “Merger Agreement”) to be acquired by The Real Brokerage Inc. (“Real”). Pursuant to the agreement, a new holding company, Real REMAX Group, will be formed to combine Real and Holdings into a single publicly traded company (the “Merger”) expected to be listed on the Nasdaq Stock Market under the ticker symbol “REAX.”

Under the terms of the agreement, each outstanding share of RE/MAX Holdings, Inc. Class A common stock will be converted into the right to receive either (i) 5.15 shares of Real REMAX Group common stock, to be adjusted to reflect a 10-for-1 share consolidation prior to transaction close, or (ii) $13.80 in cash, subject to proration such that the aggregate cash consideration is between a minimum of $60 million and a maximum of $80 million. Upon closing, ownership of the combined company is expected to be approximately 59% held by former Real shareholders and 41% held by former RE/MAX Holdings, Inc. shareholders, assuming the midpoint of the cash election.

The transaction is intended to qualify as a tax‑free exchange for U.S. federal income tax purposes and is expected to close in the second half of 2026, subject to customary closing conditions, regulatory approvals, and approval by the shareholders of both companies.

In connection with the transaction, Real has obtained committed financing in an aggregate amount of up to $550 million, led by Morgan Stanley Senior Funding, Inc. and Apollo Global Funding, LLC. The financing is expected to be used to fund the cash portion of the merger consideration and transaction costs and to refinance the Company’s existing indebtedness at closing. The financing commitments are subject to customary terms and conditions and are not expected to be a condition to the completion of the transaction. As of March 31, 2026, the Company has incurred $2.8 million in merger related transaction costs, primarily related to legal expenses.

The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of the Company's business during the period between execution and closing, and non-solicitation obligations subject to customary exceptions for superior proposals and other matters. Consummation of the Mergers is subject to the satisfaction or waiver of customary closing conditions, including among others approval by the Company's stockholders and Real's shareholders, regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Act), consummation of the RIHI Merger (defined below). The Merger Agreement may be terminated by either party under certain circumstances, including if the Mergers have not closed within nine months (subject to two automatic extensions of 45 days each under specified circumstances), or upon the failure to receive required stockholder or shareholder approvals. Upon termination under certain specified circumstances, a termination fee may be payable by either the Company or Real.

RIHI Merger and Collapse of UP-C Structure

Concurrently with the execution of the Merger Agreement, the Company entered into a separate Agreement and Plan of Merger with RIHI, Inc. (“RIHI”) and certain merger subsidiaries of the Company (the "RIHI Merger Agreement") providing for the merger of a wholly owned subsidiary of the Company with and into RIHI and then the merger of the resulting company with and into another merger subsidiary of the Company (collectively, the “RIHI Merger”). RIHI is the holder of the single outstanding share of the Company's Class B common stock and of the common units of RMCO not held by the Company. Pursuant to the RIHI Merger, the Company will acquire RIHI, as the holder of such share and such common units, effectively collapsing the Company’s UP-C structure. Following the effectiveness of the RIHI Merger the share of the Company’s Class B common stock held by RIHI will be surrendered and canceled for no consideration. Consummation of the RIHI Merger is a condition to closing the Mergers.

Amendment to Tax Receivable Agreement

Concurrently with the execution of the Merger Agreement, the Company and RIHI entered into Amendment No. 1 (the “RIHI TRA Amendment”) to the Tax Receivable Agreement, dated October 7, 2013, between the Company and RIHI (the "RIHI TRA"), pursuant to which the RIHI TRA will terminate upon the closing of the Mergers or any other Qualifying Change of Control (as defined in the RIHI TRA Amendment), and no Early Termination Payment, Tax Benefit Payment (each as defined in the RIHI TRA Amendment) or other payment will be made to RIHI thereunder. If a Qualifying Change of Control does not occur within eighteen months of the date of the RIHI TRA Amendment, the RIHI TRA Amendment will be void and of no further effect.

Support Agreements

In connection with the Merger Agreement, holders of shares of Company common stock representing approximately 38% of the Company's outstanding voting power entered into a support agreement pursuant to which they agreed to vote their shares in favor of the adoption of the Merger Agreement, subject to customary terms and conditions.

For additional information on the Merger, see the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2026.

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	March 31, 2026		December 31, 2025
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	37.2%	12,559,600	38.5%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	21,232,815	62.8%	20,095,180	61.5%
Total common units in RMCO	33,792,415	100.0%	32,654,780	100.0%

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

	Three Months Ended March 31,
	2026			2025
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO(a)	62.0%	38.0%	100.0%	60.6%	39.4%	100.0%
Income (loss) before provision for income taxes(a)	$(8,738)	$(5,354)	$(14,092)	$(826)	$(540)	$(1,366)
(Provision) / benefit for income taxes(b)	(1,003)	(614)	(1,617)	(1,132)	(738)	(1,870)
Net income (loss)	$(9,741)	$(5,968)	$(15,709)	$(1,958)	$(1,278)	$(3,236)
(a)	The WAO percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income (loss) from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. There were no distributions paid to non-controlling unitholders for the three months ended March 31, 2026, and 2025.

4. Earnings (Loss) Per Share, Dividends and Repurchases

Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended
	March 31,
	2026	2025
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(9,741)	$(1,958)
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	20,491,629	19,292,210
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	20,491,629	19,292,210
Add dilutive effect of the following:
Restricted stock (a)	—	—
Weighted average shares of Class A common stock outstanding, diluted	20,491,629	19,292,210
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(0.48)	$(0.10)
Diluted	$(0.48)	$(0.10)
(a)	As the Company had a net loss for the three months ended March 31, 2026, and 2025, these shares would have been considered antidilutive and therefore there is no effect on the weighted average shares of Class A common stock outstanding EPS calculation.

Outstanding Class B common stock does not share in the earnings of Holdings and is therefore not a participating security. Accordingly, basic and diluted net income (loss) per share of Class B common stock has not been presented.

Dividends

In the fourth quarter of 2023, in light of the litigation settlement (See Note 11, Commitments and Contingencies) and ongoing challenging housing and mortgage market conditions, the Company’s Board of Directors suspended the Company’s quarterly dividend, and no dividends have been paid since.

Share Repurchases and Retirement

The Company’s Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program has no expiration date and may be suspended or discontinued at any time. During the three months ended March 31, 2026, and 2025, the Company did not repurchase any shares of the Company’s Class A common stock. As of March 31, 2026, $62.5 million remained available under the share repurchase program.

5. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands):

	As of March 31, 2026			As of December 31, 2025
	Initial	Accumulated	Net	Initial	Accumulated	Net
	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	$223,561	$(160,326)	$63,235	$224,231	$(157,151)	$67,080
Other intangible assets:
Software (a)	$55,692	$(45,060)	$10,632	$55,884	$(46,455)	$9,429
Trademarks	865	(543)	322	835	(527)	308
Non-compete agreements	8,827	(8,238)	589	12,917	(11,880)	1,037
Total other intangible assets	$65,384	$(53,841)	$11,543	$69,636	$(58,862)	$10,774

(a)	As of March 31, 2026 and December 31, 2025, capitalized software development costs of $2.4 million and $1.8 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $5.3 million and $6.0 million for the three months ended March 31, 2026, and 2025, respectively.

As of March 31, 2026, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2026	$13,791
2027	12,552
2028	10,486
2029	7,506
2030	6,722
Thereafter	23,721
$74,778

The following table presents changes to goodwill at the Real Estate reporting unit (in thousands):

Real Estate
Balance, January 1, 2026	$239,572
Effect of changes in foreign currency exchange rates	(718)
Balance, March 31, 2026	$238,854

As of March 31, 2026, there were no events or circumstances that would indicate impairment may have occurred.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Marketing Funds (a)	$25,147	$26,427
Accrued payroll and related employee costs	5,733	12,448
Accrued taxes	1,199	1,566
Accrued professional fees (b)	4,554	1,655
Settlements payable (c)	63,500	55,167
Other	6,528	3,664
	$106,661	$100,927

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Includes transaction-related expenses incurred in connection with the pending Merger with Real which primarily consist of legal, advisory, and other professional service fees. See Note 2, Summary of Significant Accounting Policies, for additional information.
(c)	Represents the settlement payable as part of the settlements of certain industry class-action lawsuits and other legal settlements. See Note 11, Commitments and Contingencies, for additional information.

The following table presents a roll forward of the severance and related costs liability related to a prior restructuring of the Company’s business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance January 1, 2026	$1,321
Cash payments and other	(928)
Balance, March 31, 2026	$393

7. Debt

Debt, net of current portion, consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Senior Secured Credit Facility	$438,150	$439,300
Less unamortized debt issuance costs	(1,670)	(1,975)
Less unamortized debt discount costs	(518)	(574)
Less current portion	(4,600)	(4,600)
	$431,362	$432,151

As of March 31, 2026, maturities of debt are as follows (in thousands):

Remainder of 2026	$3,450
2027	4,600
2028	430,100
$438,150

Senior Secured Credit Facility

On July 21, 2021, the Company amended and restated its credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”) to refinance its previous facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility, which was amended on September 30, 2025, to extend the maturity from July 21, 2026, to April 21, 2028, if any amounts are drawn.

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

The Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, share repurchases, other distributions, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. In general, the Company can make unlimited restricted payments – including dividends and share repurchases – if the Company’s TLR does not exceed 3.50:1 (both before and after giving effect to such payments). If the Company’s TLR exceeds 3.50:1, the Company will be generally limited in the amount of restricted payments it can make up to the greater of $50 million or 50% of RE/MAX, LLC’s consolidated EBITDA on a trailing twelve-month basis (unless the Company relies on other restricted payment baskets available under the Senior Secured Credit Facility).

The Company calculates TLR quarterly and it is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ended March 31, 2026, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $90.9 million and as of March 31, 2026, the Company’s TLR was 3.63:1.

With certain exceptions, any default under any of the Company’s other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) the adjusted forward-looking term rate based on the Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), provided the Adjusted Term SOFR shall be no less than 0.50% plus an applicable margin of 2.50% or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Adjusted Term SOFR plus 1.00%, (such greatest rate, the “ABR”), provided the ABR shall be no less than 1.50%, plus in each case, an applicable margin of 1.50%. As of March 31, 2026, the interest rate on the term loan facility was 6.3%.

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

8. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, the Company follows a three-tier fair value hierarchy, which is described in detail in the 2025 Annual Report on Form 10-K.

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of March 31, 2026				As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities - Contingent consideration (a)	$600	$—	$—	$600	$1,275	$—	$—	$1,275
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026. The annual payment is due within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes approximately 20 franchises sold in the final Revenue Share Year. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales and a 1% change to the discount rate applied to the forecast would not change the liability materially. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2026	$1,275
Fair value adjustments	67
Cash payments	(742)
Balance at March 31, 2026	$600

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$435,962	$425,006	$436,751	$432,711

9. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate and discrete items recorded during the three months ended March 31, 2026.

Valuation Allowance

The Company evaluated the need for a valuation allowance against its deferred tax assets and determined that in accordance with Accounting Standards Codification 740 Income Taxes (“ASC 740”), the objective negative evidence of a three-year cumulative pre-tax net loss, primarily due to the settlement of certain Nationwide Claims, as defined in Note 11, Commitments and Contingencies, prevented the use of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its net deferred tax assets. As a result, a full valuation allowance was established against the Company’s deferred tax assets. As of March 31, 2026, the Company expects to remain in a three-year cumulative loss and has recorded a decrease in the valuation allowance of $0.5 million against its U.S. net deferred tax assets.

Tax Receivable Agreements (“TRAs”)

As of March 31, 2026, the Company’s total liability under the TRAs for the tax year ended December 31, 2025, is $0.2 million. This liability is expected to be settled in the fourth quarter of 2026.

10. Equity-Based Compensation

Equity-based compensation expense under the Holdings 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) as well as the Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan” and, together with the 2013 Incentive Plan, the “Incentive Plans”), is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Expense from time-based awards	$2,879	$3,921
Expense from performance-based awards (a)	1,202	1,415
Expense from bonus to be settled in shares (b)	1,235	1,010
Equity-based compensation expense	$5,316	$6,346
(a)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions.
(b)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2026	2,003,863	$8.96
Granted	1,999,585	$6.29
Shares vested (including tax withholding) (a)	(871,934)	$9.32
Forfeited	(93,481)	$8.76
Balance, March 31, 2026	3,038,033	$7.11

(a)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of an employee's tax withholding when shares vest are added back to the available pool of shares for future awards.

As of March 31, 2026, there was $18.2 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.4 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2026	1,195,204	$6.13
Granted (a)	902,995	$6.58
Shares vested (including tax withholding) (b)	(12,707)	$7.36
Forfeited	(215,373)	$9.24
Balance, March 31, 2026	1,870,119	$5.98

(a)	Represents the total participant target award.
(b)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of an employee's tax withholding when shares vest are added back to the available pool of shares for future awards.

As of March 31, 2026, there was $4.6 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.

11. Commitments and Contingencies

U.S. Antitrust Litigation and Settlement

Beginning in March 2019, multiple putative class action complaints were filed against the National Association of Realtors (“NAR”), or in one case a multiple listing service (“MLS”) defendant rather than NAR, RE/MAX, LLC, and other real estate companies, alleging that certain NAR rules (or MLS rules) violated federal and state antitrust laws by inflating broker commissions. The complaints make substantially similar allegations and seek substantially similar relief. Plaintiffs generally allege that NAR’s rules requiring listing brokers to make a blanket, non-negotiable offer of buyer broker compensation results in increased costs to sellers and violates antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule also in violation of antitrust law. Amended complaints added allegations regarding buyer steering and non-disclosure of buyer-broker compensation. For convenience, all of these lawsuits are collectively referred to as the “Moehrl-related antitrust litigations.” Numerous other copycat lawsuits to the Moehrl-related antitrust litigations have also been filed. Refer to Item 8, Note 13, Commitments and Contingencies in the Company’s 2025 Annual Report on Form 10-K for further details.

In 2023, RE/MAX, LLC entered into a settlement agreement (the “U.S. Settlement Agreement”), agreeing to make certain changes to its business practices and to pay a total settlement amount of $55.0 million (“U.S. Settlement Amount”) to resolve all claims set forth in the Moehrl Action and Burnett action (another Moehrl-related antitrust litigation claiming similar allegations), as well as all similar claims on a nationwide basis against RE/MAX, LLC (collectively, the “Nationwide Claims”). The settlement releases RE/MAX, LLC and the Company, their subsidiaries and affiliates, and REMAX sub-franchisors, franchisees and their sales associates in the United States from the Nationwide Claims. The Company recorded the U.S. Settlement Amount to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Condensed Consolidated Balance Sheets. Until the conclusion of the appeals process, the U.S. Settlement Amount that has been paid into the U.S. Settlement Fund is included in “Restricted cash” within the Condensed Consolidated Balance Sheets. On November 20, 2023, the court granted preliminary approval of the settlement agreement and on May 9, 2024, the court granted final approval. Appeals were subsequently filed, including by one of the Batton plaintiffs (see additional disclosure below related to the Batton Action). The settlement agreement will become effective if the order approving the settlement agreement is affirmed at the conclusion of the appeals process.

On January 25, 2021, a similar action to the Moehrl-related antitrust litigations was filed in the Northern District of Illinois (the “Batton Action”) alleging violations of federal antitrust law and unjust enrichment. The complaint makes substantially similar allegations and seeks similar relief as the Moehrl-related antitrust litigations but alleges harm to homebuyers rather than home sellers. On February 20, 2024, the court dismissed plaintiffs’ claim seeking injunctive relief for violations of the Sherman Act and dismissed certain state law claims in Tennessee and Kansas. The only claims that remain are state law claims. On September 22, 2025, plaintiffs filed a motion seeking to certify a class. On November 13, 2025, the court struck the plaintiffs’ motion to certify a class without prejudice and ordered the class certification briefing stayed until the Burnett appeal is resolved.

On March 19, 2026, RE/MAX, LLC entered into a Stipulation and Agreement of Settlement (the “Batton Settlement”) to resolve all remaining claims against RE/MAX, LLC in the Batton Action that were not previously released by the U.S. Settlement Agreement (described above). The Batton Settlement releases RE/MAX, LLC, the Company, their subsidiaries and affiliates, and REMAX sub-franchisors, franchisees, and their sales associates in the United States from the claims. Preliminary approval was granted on March 31, 2026. The Batton Settlement remains subject to final court approval and will become effective upon such final approval (subject to any appeals). Under the Batton Settlement, RE/MAX, LLC has agreed to pay a total settlement amount of $8.5 million (the “Batton Settlement Amount”) into a qualified settlement escrow fund as follows: $1.5 million within fourteen days following preliminary court approval of the Batton Settlement, which was paid on April 22, 2026, and the remaining $7.0 million following final court approval of the Batton Settlement, including any appeals. The Company recorded the settlement amount to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Condensed Consolidated Balance Sheets. The Batton Settlement and any actions taken to carry out the Batton Settlement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of any party. RE/MAX, LLC continues to deny the material allegations of the Batton Action. RE/MAX, LLC entered into the Batton Settlement after considering the risks and costs of continuing the litigation.

On August 22, 2024, plaintiff Homie Technology, Inc. (“Homie”) filed suit against the National Association of Realtors, Anywhere Real Estate, Inc., Keller Williams Realty, Inc., HomeServices of America, Inc., HSF Affiliates, LLC, RE/MAX, LLC, and Wasatch Front Regional Multiple Listing Service, Inc. in the United States District Court for the District of Utah. The lawsuit alleges certain NAR rules, many of which were at issue in the Moehrl-related antitrust litigations, created a barrier to entry for Homie as a competitor, and that other defendants agreed and/or conspired to implement these rules and engaged in conduct that foreclosed Homie from competing. The complaint alleges federal and state antitrust claims and tortious interference. The plaintiff seeks injunctive relief and an unspecified amount of damages. RE/MAX, LLC filed a motion to dismiss on October 18, 2024. On July 15, 2025, the court dismissed the lawsuit and Homie’s claims. Homie filed a notice of appeal on August 7, 2025, to the United States Circuit Court of Appeals for the Tenth Circuit. The court scheduled oral argument for May 12, 2026. The Company intends to vigorously defend the appeal.

Canadian Competition Act Litigation and Settlement

On April 9, 2021, a putative class action claim (the “Sunderland Action”) was filed in the Federal Court of Canada against multiple real estate companies, including RE/MAX Ontario-Atlantic Canada, Inc. (“REMAX OA”), which the Company acquired in July 2021, alleging violations of the Canadian Competition Act related to certain Canadian Real Estate Association rules and real estate commission practices. A similar national class action was filed on January 18, 2024 (the “McFall Action”). These cases are collectively referred to as the “Canadian competition litigations.” Refer to Item 8, Note 13, Commitments and Contingencies in the Company’s 2025 Annual Report on Form 10-K for further details.

In early 2025, REMAX OA reached a substantial agreement on monetary terms and business practice changes to resolve the Canadian competition litigations. On April 29, 2025, REMAX OA entered into a settlement agreement to resolve all claims in these litigations (the “Canadian Settlement Agreement”). Under the Canadian Settlement Agreement, REMAX OA paid $7.8 million Canadian dollars (the “Canadian Settlement Amount”) into a third-party interest-bearing account in the second quarter of 2025 and agreed to certain business practice changes consistent with those in the U.S. Settlement Agreement. Any actions taken to carry out the Canadian Settlement Agreement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of the Company. The Company continues to deny the material allegations of the Canadian competition litigations. The Company entered into the settlement agreement after considering the risks and costs of continuing the litigation. The Company used available cash to fund the payment and recorded the Canadian Settlement Amount to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) and recognized a corresponding liability in “Accrued liabilities” within the Condensed Consolidated Balance Sheets during the fourth quarter of 2024. The court approved the Canadian Settlement Agreement on October 8, 2025, resulting in a reduction of $7.8 million Canadian dollars (translated to $5.6 million U.S. dollars at the transaction date) in “Restricted cash” with a corresponding reduction of the liability in “Accrued liabilities” within the Condensed Consolidated Balance Sheets during 2025. On October 8, 2025, the court dismissed REMAX OA from the Canadian competition litigations pursuant to the terms of the settlement.

12. Segment Information

The Company operates under the following three reportable segments: Real Estate, Mortgage, and Marketing Funds. Mortgage does not meet the quantitative significance test; however, management has chosen to report results for the segment as it believes it will be a key driver of future success for Holdings. The Company presents all other business activities and operating segments that do not meet the quantitative significance tests for reportable segments under Other. The Company’s chief operating decision maker (“CODM”) evaluates operating results of its segments based upon forecast or budget operating results against actual operating results, including revenue, operating expenses and adjusted earnings before interest, the provision for income taxes, depreciation and amortization and other non-cash and non-recurring cash charges or other items (“Adjusted EBITDA”). The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Except for the adjustments identified below in arriving at Adjusted EBITDA, the accounting policies of the reportable segments are the same as those described in the Company’s 2025 Annual Report on Form 10-K.

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Continuing franchise fees	$23,689	$26,826
Annual dues	7,558	7,789
Broker fees	12,611	11,431
Franchise sales and other revenue	6,698	6,430
Total Real Estate revenue	50,556	52,476
Continuing franchise fees	2,102	2,525
Franchise sales and other revenue	704	602
Total Mortgage revenue	2,806	3,127
Marketing Funds fees	16,866	18,864
Total revenue	$70,228	$74,467

The following table presents Selling, operating and administrative expenses by segment and includes a reconciliation of reportable segment expenses in Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Personnel	$19,035	$21,569
Professional fees	7,050	2,380
Lease costs	1,391	1,523
Events, travel and related costs	8,273	6,801
Other segment items (a)	6,026	5,415
Total Real Estate selling, operating and administrative expenses	41,775	37,688
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(8,456)	(6,172)
Total Real Estate expense in Adjusted EBITDA	$33,319	$31,516

Personnel	$3,389	$3,509
Professional fees	113	195
Lease costs	108	117
Events, travel and related costs	540	454
Other segment items (a)	886	1,050
Total Mortgage selling, operating and administrative expenses	5,036	5,325
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(550)	(540)
Total Mortgage expense in Adjusted EBITDA	$4,486	$4,785

Marketing Funds fees (c)	$16,866	$18,864
Other (d)	$—	$15
(a)	Other Segment items for each reportable segment include:

Real Estate – other technology expenses, bank fees, corporate administration expenses, commissions, insurance, property and other taxes, bad debt expense, and other miscellaneous expenses.

Mortgage – other technology expenses, commissions, bad debt expense, and other miscellaneous expenses.

(b)	The adjustment reconciles segment Selling, operating and administrative expenses to total segment expense included in the measure of segment Adjusted EBITDA. These adjustments contain certain non-cash items and other non-recurring cash charges or other items.
(c)	Marketing Funds fees are comprised of the Company’s marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. The Marketing Funds segment operates at no profit. See Note 2, Summary of Significant Accounting Policies, for additional information.
(d)	As of March 31, 2026, Other is not considered a reportable segment and is included in total Selling, operating and administrative expenses. See Note 2, Summary of Significant Accounting Policies, for additional information.

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA: Real Estate	$17,237	$20,960
Adjusted EBITDA: Mortgage	(1,680)	(1,658)
Adjusted EBITDA: Total reportable segments (a)	15,557	19,302
Adjusted EBITDA: Other (a)	—	(15)
Settlement and impairment charges (b)	(8,500)	(619)
Equity-based compensation expense	(5,316)	(6,346)
Merger transaction costs (c)	(2,831)	—
Fair value adjustments to contingent consideration (d)	(67)	(116)
Other adjustments (e)	(776)	33
Interest income	874	908
Interest expense	(7,158)	(7,924)
Depreciation and amortization	(5,875)	(6,589)
Income (loss) before provision for income taxes	$(14,092)	$(1,366)
(a)	The Marketing Funds segment operates at no profit. In addition, as of March 31, 2026, Other is not considered a reportable segment. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	For the three months ended March 31, 2026, represents the settlement of an industry class-action lawsuit. See Note 11, Commitments and Contingencies, for additional information. During the three months ended March 31, 2025, represents the settlement of an immaterial legal matter and an immaterial impairment recognized on an office lease in Canada. See Note 2, Summary of Significant Accounting Policies, for additional information on the Company’s leases.
(c)	Represents transaction-related expenses incurred in connection with the pending Merger which primarily consist of legal, advisory, and other professional service fees. See Note 2, Summary of Significant Accounting Policies, for additional information.
(d)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements, for additional information.
(e)	Other adjustments are primarily losses on disposal of assets for the three months ended March 31, 2026.

The following table presents total assets of the Company’s segments (in thousands):

	March 31,	December 31,
	2026	2025
Real Estate	$493,835	$504,451
Marketing Funds	29,501	28,192
Mortgage	49,009	49,832
Total assets	$572,345	$582,475

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements (“financial statements”) and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and accompanying notes included in our most recent Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report on Form 10-K”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; Motto open offices; our business model; cost structure; balance sheet; revenue; operating expenses; financial outlook; return of capital, including dividends and our share repurchase program; non-GAAP financial measures; assets and liabilities held for sale; uncertain tax positions; fee waivers; housing and mortgage market conditions and trends; economic and demographic trends; competition; the anticipated benefits of our strategic initiatives; our anticipated sources and uses of liquidity including for potential acquisitions; the expected completion of the pending Merger with The Real Brokerage Inc. and the timing thereof; the ability to satisfy closing conditions, including receipt of stockholder and regulatory approvals; the expected refinancing of our existing indebtedness in connection with the Merger; the anticipated impact of the pending Merger on the Company's business, financial condition, results of operations and liquidity; the expected termination of the TRA upon closing of the Merger; restrictions on the conduct of our business during the pendency of the Merger; capital expenditures; future litigation expenses, including antitrust litigations; our credit agreement including total leverage ratio and any future excess cash flow payments; our strategic and operating plans and business models including our efforts to accelerate the growth of our businesses; the long-term benefits of our strategic growth initiatives including mitigation of economic downturns; and strategic investments in the Mortgage business.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily accurately indicate the times at which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2025 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not intend, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The results of operations discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are those of RE/MAX Holdings, Inc. (“Holdings”) and its consolidated subsidiaries, including RMCO, LLC and its consolidated subsidiaries (“RMCO”), collectively, the “Company,” “we,” “our” or “us.”

Business Overview

We are one of the world’s leading franchisors in the real estate industry. We franchise real estate brokerages globally under the REMAX brand (“REMAX”) and mortgage brokerages in the U.S. under the Motto Mortgage brand (“Motto”). We also sell ancillary products and services to our franchise networks, including marketing services, technology platforms, and mortgage loan processing services to our Motto network and third parties through our wemlo® brand and advertisements on and lead generation services from our flagship websites www.remax.com and www.remax.ca. REMAX and Motto are 100% franchised. We do not own any of the brokerages that operate under the REMAX and Motto brands but provide the right to use our brands and a unique value proposition to support our franchisees as they fund their own growth and development. As a result, we maintain a low fixed-cost structure which, combined with our recurring fee-based models, enables us to capitalize on the economic benefits of the franchising model, yielding high margins and significant cash flow. We are focused on operating our business as efficiently and effectively as possible, maintaining a growth mindset, and delivering the absolute best customer experience. We provide quality education, innovative technology products, and valuable marketing and marketing services. We also leverage our size and scale to continue to build the strength of our brands and enhance our competitive advantages.

Subsequent Events

On April 26, 2026, we entered into a definitive Arrangement Agreement and Plan of Merger (the “Merger Agreement”) with The Real Brokerage Inc. ("Real"), under which a newly formed holding company, Real REMAX Group, will acquire both the Company and Real (the “Merger”). Under the terms of the Merger Agreement, holders of our Class A common stock will have the right to elect to receive either shares of Real REMAX Group common stock or cash, subject to proration within specified minimum and maximum aggregate cash amounts. Concurrently, we entered into an amendment to the Tax Receivable Agreement with RIHI, Inc. that will terminate the agreement upon closing of the transaction, with no payments to be made thereunder. The transaction is expected to close in the second half of 2026, subject to customary closing conditions, including stockholder approvals and regulatory approvals. See Note 2, Summary of Significant Accounting Policies, to the accompanying unaudited Condensed Consolidated Financial Statements for additional information.

For additional information on the Merger, see the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2026.

Financial and Operational Highlights – Three Months and Period Ended March 31, 2026

(Compared to the three months and the period ended March 31, 2025, unless otherwise noted)

●	Total revenue of $70.2 million, a decrease of 5.7% from the prior year.
●	Revenue excluding the Marketing Funds (a) decreased 4.0% to $53.4 million, driven by negative organic revenue growth(b) of 4.7% partially offset by growth from foreign currency movements of 0.7%.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of ($9.7) million, compared to ($2.0) million in the prior year.
●	Adjusted EBITDA(c) decreased 19.3% to $15.6 million and Adjusted EBITDA margin(c) decreased to 22.2% from the prior year.
●	Total agent count increased 2.1% to 149,192 agents.
●	U.S. and Canada combined agent count decreased 2.3% to 73,292 agents.
●	Total open Motto Mortgage offices decreased 29.9% to 157 offices.

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

In the first quarter of 2026, our global agent network reached a record 149,000 agents, reflecting four consecutive quarters of improvement of the downward trend in U.S. agent count performance and relatively flat activity in Canada, despite challenging housing and mortgage market conditions and broader economic uncertainty. Despite this operational improvement, the aforementioned macroeconomic factors continued to pressure U.S. RE/MAX agent count, Motto Mortgage office count and consolidated revenue.

In response to these conditions, we remain focused on initiatives designed to enhance our value proposition for franchisees and agents by increasing flexibility, improving recruiting and onboarding, and aligning economics more closely with transaction activity. During the last year, we launched refreshed, digital‑first branding and introduced new optional performance‑based economic models, including Aspire℠, Ascend℠ and Appreciate℠, which are intended to lower fixed costs, shift fees toward variable structures and better support agent productivity and franchisee cash flow. Adoption of these programs began during 2025, and early results have been encouraging.

We also continued to invest in technology and marketing solutions to support affiliate success and diversify revenue, including the launch of Marketing Studio (formerly known as “Marketing as a Service (MaaS)”) and continued enhancements to our consumer‑facing websites.

Additionally, in early 2026, we announced our participation with Zillow related to its Zillow Preview service. This provides participating REMAX brokerages with the opportunity to promote pre‑market or “coming soon” listings, that are not yet active in the MLS, through Zillow’s platform, expanding listing exposure to a broad consumer audience while supporting transparency and consumer choice while adhering to local MLS rules and regulations. We believe this initiative enhances our affiliates’ marketing capabilities and complements our broader focus on technology, distribution and consumer engagement.

These enhancements contributed to renewed momentum in agent recruitment, including the largest conversion in Company history in January 2026, when more than 1,200 agents across 17 offices joined the REMAX network in the Greater Toronto Area and the largest conversion in U.S. history in March 2026, when more than 300 agents across 7 offices joined the REMAX network in Rhode Island.

Collectively, these initiatives reflect our strategic focus on navigating market softness while positioning the business for longer‑term growth.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	March 31,		2026 vs. 2025
	2026	2025	#	%
Agent Count:
U.S.
Company-Owned Regions	41,468	43,543	(2,075)	(4.8)%
Independent Regions	5,975	6,311	(336)	(5.3)%
U.S. Total	47,443	49,854	(2,411)	(4.8)%
Canada
Company-Owned Regions	20,780	20,227	553	2.7%
Independent Regions	5,069	4,929	140	2.8%
Canada Total	25,849	25,156	693	2.8%
U.S. and Canada Total	73,292	75,010	(1,718)	(2.3)%
Outside U.S. and Canada
Independent Regions	75,900	71,116	4,784	6.7%
Outside U.S. and Canada Total	75,900	71,116	4,784	6.7%
Total	149,192	146,126	3,066	2.1%

REMAX open offices:
U.S.	2,935	3,080	(145)	(4.7)%
Canada	930	933	(3)	(0.3)%
U.S. and Canada Total	3,865	4,013	(148)	(3.7)%
Outside U.S. and Canada	4,632	4,614	18	0.4%
Total	8,497	8,627	(130)	(1.5)%

Motto open offices (1):	157	224	(67)	(29.9)%

	Three Months Ended March 31,		2026 vs. 2025
	2026	2025	#	%
REMAX franchise sales:
U.S.	26	23	3	13.0%
Canada	22	4	18	n/m %
U.S. and Canada Total (2)	48	27	21	77.8%
Outside U.S. and Canada	64	108	(44)	(40.7)%
Total	112	135	(23)	(17.0)%

Motto franchise sales:	—	4	(4)	(100.0)%
(1)	During the first quarter of 2026, we continued to make the strategic decision to terminate approximately 13 Motto franchisees who were receiving significant financial relief or were otherwise not performing from an operational perspective. As a result, fewer Motto franchisees were receiving short-term financial assistance as of March 31, 2026. As of March 31, 2026, and 2025, there were 22 and 58 offices, respectively, that we are offering short-term financial relief and are temporarily either not being billed and/or having associated revenue recognized.
(2)	Franchise sales include team office sales.

	Three Months Ended March 31,
	2026	2025
Total revenue	$70,228	$74,467
Total selling, operating and administrative expenses	$46,811	$43,028
Operating income (loss)	$(7,824)	$5,367
Net income (loss)	$(15,709)	$(3,236)
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(9,741)	$(1,958)
Adjusted EBITDA (1)	$15,557	$19,287
Adjusted EBITDA margin (1)	22.2%	25.9%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended March 31, 2026, and 2025

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2026	2025	$	%
Revenue:
Continuing franchise fees	$25,791	$29,351	$(3,560)	(12.1)%
Annual dues	7,558	7,789	(231)	(3.0)%
Broker fees	12,611	11,431	1,180	10.3%
Marketing Funds fees	16,866	18,864	(1,998)	(10.6)%
Franchise sales and other revenue	7,402	7,032	370	5.3%
Total revenue	$70,228	$74,467	$(4,239)	(5.7)%

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to incentives related to modifications to the Company’s standard fee models, including the Aspire and Ascend programs, which resulted in a partially offsetting increase in Broker Fees in addition to a reduction in U.S. agent count.

Broker Fees

Revenue from Broker fees increased primarily due to the impact of recognizing Broker fees ratably throughout the year in the U.S. and Canada for commission capped programs such as Aspire, and due to incentives related to certain modifications to the Company’s standard fee models, including the Aspire and Ascend programs, which resulted in a partially offsetting decrease to Continuing franchise fees. These increases were partially offset by a reduction in U.S. agent count.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to incentives related to modifications to the Company’s standard fee models, including the Aspire and Ascend programs and a reduction in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to higher revenue from Marketing Studio revenue, higher advertising revenue on our flagship websites and revenue from our annual REMAX agent convention. These increases were partially offset by lower revenue from previous acquisitions (excluding Independent Region acquisitions), lower Mortgage segment revenue and declines in revenue from our preferred marketing arrangements.

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2026	2025	$	%
Revenue excluding the Marketing Funds:
Total revenue	$70,228	$74,467	$(4,239)	(5.7)%
Less: Marketing Funds fees	16,866	18,864	(1,998)	(10.6)%
Revenue excluding the Marketing Funds	$53,362	$55,603	$(2,241)	(4.0)%

Revenue excluding the Marketing Funds decreased due to a decline in organic revenue of 4.7%, partially offset by foreign currency movements of 0.7%. Negative organic revenue growth was driven by modifications to the Company’s standard fee models, including the Aspire and Ascend programs and a decrease in U.S. agent count; partially offset by an increase in Broker fees primarily from incentives related to modifications to the Company’s standard fee models, including Aspire and Ascend.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2026	2025	$	%
Operating expenses:
Selling, operating and administrative expenses	$46,811	$43,028	$(3,783)	(8.8)%
Marketing Funds expenses	16,866	18,864	1,998	10.6%
Depreciation and amortization	5,875	6,589	714	10.8%
Settlement and impairment charges	8,500	619	(7,881)	n/m
Total operating expenses	$78,052	$69,100	$(8,952)	(13.0)%
Percent of revenue	111.1%	92.8%

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

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2026	2025	$	%
Selling, operating and administrative expenses:
Personnel	$22,424	$25,078	$2,654	10.6%
Professional fees	7,163	2,575	(4,588)	(178.2)%
Lease costs	1,499	1,640	141	8.6%
Other	15,725	13,735	(1,990)	(14.5)%
Total selling, operating and administrative expenses	$46,811	$43,028	$(3,783)	(8.8)%
Percent of revenue	66.7%	57.8%

Total Selling, operating and administrative expenses increased as follows:

●	Personnel expenses decreased primarily due to an increase in costs charged to the Marketing Funds, see Note 2, Summary of Significant Accounting Policies for additional information. Also contributing to the decrease was lower equity-based compensation, employee compensation and benefit related costs due to lower average headcount, and lower recruiting expenses.
●	Professional fees increased primarily due to an increase in transaction costs related to the Merger, as discussed further in Note 2, Summary of Significant Accounting Policies. Also contributing to the increase were higher investments in technology.
●	Other selling, operating and administrative expenses increased due to increased expenses from our annual REMAX agent convention.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower franchise agreements amortization expense from prior years Independent Region acquisitions becoming fully amortized and sale and disposal of assets.

Settlement and Impairment Charges

During the first quarter of 2026, we entered into a Stipulation and Agreement of Settlement (the “Batton Settlement”) for $8.5 million to resolve all remaining claims against RE/MAX, LLC in the Batton Action that were not previously released in the U.S. Settlement Agreement from 2023. This was recorded to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding amount recorded to “Accrued liabilities” within the Condensed Consolidated Balance Sheets. The Batton Settlement was granted preliminary approval by the court on March 31, 2026, but remains subject to final court approval and will become effective upon such final approval, subject to any appeals.

During the first quarter of 2025, we settled an immaterial legal matter, which is being paid out over twelve months, beginning in the second quarter of 2025. Activity related to this immaterial legal matter was recorded to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Condensed Consolidated Balance Sheets. Additionally, we also recorded an impairment on an office lease in Canada in the first quarter of 2025 to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Operating lease right of use assets” within the Condensed Consolidated Balance Sheets.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	March 31,		Favorable/(Unfavorable)
	2026	2025	$	%
Other expenses, net:
Interest expense	$(7,158)	$(7,924)	$766	9.7%
Interest income	874	908	(34)	(3.7)%
Foreign currency transaction gains (losses)	16	283	(267)	n/m
Total other expenses, net	$(6,268)	$(6,733)	$465	6.9%
Percent of revenue	8.9%	9.0%

n/m - not meaningful

Other expenses, net decreased primarily due to a decrease in interest expense due to lower interest rates and a decrease in interest income due to lower interest rate yields and declines in investable balances. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian dollar and the Canadian dollar has weakened in comparison to the U.S dollar between the three months ended March 31, 2026, compared to December 31, 2025, and the three months ended March 31, 2025, compared to December 31, 2024.

Provision for Income Taxes

The comparison of effective income tax rates (“EITR”) for the three months ended March 31, 2026, and March 31, 2025, is not meaningful. For the first quarter of both 2026 and 2025, the EITR was primarily impacted by foreign taxes on overseas income and valuation allowances related to U.S. foreign tax credits.

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

Adjusted EBITDA was $15.6 million for the three months ended March 31, 2026, a decrease of $3.7 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to lower total revenue driven by modifications to the Company’s standard fee models, including the Aspire and Ascend programs and a reduction in U.S. agent count, increases to events-related expenses, and investments in technology; partially offset by certain lower personnel-related expenses.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;

●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	these measures do not reflect the cash requirements for the settlements of certain industry class-action lawsuits and other legal settlements;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(15,709)	$(3,236)
Depreciation and amortization	5,875	6,589
Interest expense	7,158	7,924
Interest income	(874)	(908)
Provision for income taxes	1,617	1,870
EBITDA	(1,933)	12,239
Settlement and impairment charges (1)	8,500	619
Merger transaction costs (2)	2,831	—
Equity-based compensation expense	5,316	6,346
Fair value adjustments to contingent consideration (3)	67	116
Other adjustments (4)	776	(33)
Adjusted EBITDA	$15,557	$19,287

(1)	For the three months ended March 31, 2026, represents the settlement of an industry class-action lawsuit. See Note 11, Commitments and Contingencies, for additional information. During the three months ended March 31, 2025, represents the settlement of an immaterial legal matter and an immaterial impairment recognized on an office lease in Canada. See Note 2, Summary of Significant Accounting Policies, for additional information on the Company’s leases.
(2)	Represents transaction-related expenses incurred in connection with the pending Merger which primarily consist of legal, advisory, and other professional service fees. See Note 2, Summary of Significant Accounting Policies, for additional information.
(3)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(4)	Other adjustments are primarily losses on disposal of assets for the three months ended March 31, 2026.

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

Financing Resources

RMCO and RE/MAX, LLC, a wholly owned subsidiary of RMCO, have a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders party thereto (the “Senior Secured Credit Facility”), which was amended and restated on July 21, 2021 to refinance our previous facility. The revised facility provides for a seven-year $460.0 million term loan facility which matures on July 21, 2028, and a $50.0 million revolving loan facility, which was amended on September 30, 2025, to extend the maturity from July 21, 2026, to April 21, 2028, if any amounts are drawn. The Senior Secured Credit Facility also provides for incremental facilities under which RE/MAX, LLC may request to add one or more tranches of term facilities or increase any then existing credit facility in the aggregate principal amount of up to $100 million (or a higher amount subject to the terms and conditions of the Senior Secured Credit Facility), subject to lender participation.

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

The Senior Secured Credit Facility provides for customary restrictions on, among other things, additional indebtedness, liens, dispositions of property, dividends, share repurchases, other distributions, transactions with affiliates and fundamental changes such as mergers, consolidations, and liquidations. In general, we can make unlimited restricted payments – including dividends and share repurchases – if the TLR does not exceed 3.50:1 (both before and after giving effect to such payments). If the TLR exceeds 3.50:1, we will be generally limited in the amount of restricted payments we can make up to the greater of $50 million or 50% of RE/MAX, LLC’s consolidated EBITDA on a trailing twelve-month basis (unless we rely on other restricted payment baskets available under the Senior Secured Credit Facility).

We calculate the TLR quarterly and it is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ending March 31, 2026, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $90.9 million and as of March 31, 2026, the TLR was 3.63:1.

With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) the adjusted forward-looking term rate based on the Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), provided the Adjusted Term SOFR shall be no less than 0.50% plus an applicable margin of 2.50% or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Adjusted Term SOFR plus 1.00%, (such greatest rate, the “ABR”), provided the ABR shall be no less than 1.50%, plus in each case, an applicable margin of 1.50%. As of March 31, 2026, the interest rate on the term loan facility was 6.3%.

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

As of March 31, 2026, we had $438.2 million of term loans outstanding and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of March 31, 2026, and December 31, 2025, we had $107.1 million and $118.7 million, respectively, of cash and cash equivalents, of which approximately $28.4 million and $29.8 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash provided by (used in):
Operating activities	$(1,844)	$5,661
Investing activities	(2,421)	(1,691)
Financing activities	(5,594)	(6,531)
Effect of exchange rate changes on cash	(587)	180
Net change in cash, cash equivalents and restricted cash	$(10,446)	$(2,381)

Operating Activities

Cash from operating activities decreased primarily due to higher spend in the Marketing Funds, a decrease in Adjusted EBITDA, and timing differences on various operating assets and liabilities, partially offset by lower payments of certain employee-related liabilities and lower interest payments.

Investing Activities

Cash used in investing activities was primarily due to higher spend on capitalizable investments in technology, in particular with respect to our flagship websites www.remax.com and www.remax.ca in the current year.

Financing Activities

Cash used in financing activities was primarily due to lower tax withholding and dividend equivalent payments for share-based compensation in the current year.

Capital Allocation Priorities

Liquidity

Our objective is to maintain a strong liquidity position. We have existing cash balances, cash flows from operating activities, and incremental facilities under our Senior Secured Credit Facility available to support the needs of our business. As needs arise, we may seek additional financing in the public capital markets.

Acquisitions

As part of our growth strategy, we may pursue additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets, revenue streams, or otherwise complement our existing operations; however, as described in Note 2, Summary of Significant Accounting Policies, on April 26, 2026, we entered into the Merger Agreement with Real that contains customary covenants that place certain restrictions on our ability to pursue additional acquisitions or investments. We may fund any such growth with various sources of capital including existing cash balances and cash flow from operations, as well as proceeds from debt financings including under existing credit facilities or new arrangements raised in the public capital markets.

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $2.4 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. These amounts primarily relate to investments in technology and spend on leased buildings other than our corporate headquarters. We plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. See Financial and Operational Highlights above for additional information.

Return of Capital

In the fourth quarter of 2023, our Board of Directors suspended our quarterly dividend. In light of the litigation settlements (as further discussed in Note 11, Commitments and Contingencies) and ongoing challenging housing and mortgage market conditions, our Board of Directors suspended our quarterly dividend and therefore no dividends have been paid since.

Our Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. During the three months ended March 31, 2026, and 2025, we did not repurchase any shares of our Class A common stock. As of March 31, 2026, $62.5 million remained available under the share repurchase authorization. During the pendency of the Merger, the Merger Agreement contains customary covenants that place certain restrictions on our ability to repurchase shares or declare dividends outside the ordinary course of business without the prior consent of Real.

Future capital allocation decisions with respect to return of capital either in the form of future dividends, and if declared, the amount, payment and timing of any such future dividend, or in the form of share buybacks, will be at the discretion of our Board of Directors and with the consent of Real during the pendency of the Merger. The Board of Directors will take into account general economic, housing and mortgage market conditions, the Company’s financial condition, available cash, current and anticipated cash needs, any applicable restrictions pursuant to the terms of our Senior Secured Credit Facility and any other factors that the Board of Directors considers relevant.

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments paid to non-controlling unitholders pursuant to the RMCO, LLC Agreement were immaterial for the three months ended 2026 and 2025. Payments pursuant to the TRAs were $1.3 million and $0.8 million for the three months ended March 31, 2026, and 2025, respectively.

As described in Note 2, Summary of Significant Accounting Policies, concurrently with the execution of the Merger Agreement, we entered into Amendment No. 1 to the Tax Receivable Agreement (the “RIHI TRA Amendment”) with RIHI, Inc. (“RIHI”), which will terminate the RIHI TRA upon closing of the Merger with no further payments to be made thereunder. If a Qualifying Change of Control does not occur within eighteen months of the date of the RIHI TRA Amendment, the RIHI TRA Amendment will be void and of no further effect.

Commitments and Contingencies

See Note 11, Commitments and Contingencies, to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of March 31, 2026.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Judgments and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments and Estimates” in our 2025 Annual Report on Form 10-K for which there were no material changes, included:

●	Deferred Tax Assets and TRA Liability
●	Allowances Against Accounts and Notes Receivable

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements for additional information.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the three months ended March 31, 2026 and 2025, bad debt expense was 1.6% and 2.1% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On March 31, 2026, $438.2 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is based on Adjusted Term SOFR, subject to a floor of 0.50%, plus an applicable margin of 2.50%.

As of March 31, 2026, the interest rate was 6.3%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three months ended March 31, 2026, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.4 million related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2026 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation, claims and other proceedings relating to the conduct of our business, and the disclosures set forth in Note 11, Commitments and Contingencies relating to certain legal matters is incorporated herein by reference. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, brokerage disputes, vicarious liability based upon conduct of individuals or entities outside of our control including franchisees and independent agents, and employment law claims. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties, and which could require significant time and resources from management. Although we do not believe any currently pending litigation will have a material adverse effect on our business, financial condition or operations, there are inherent uncertainties in litigation and other claims and regulatory proceedings and such pending matters could result in unexpected expenses and liabilities and might materially adversely affect our business, financial condition or operations, including our reputation.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our 2025 Annual Report on Form 10-K. Other than as described below, there have been no material changes to the risk factors as disclosed in our 2025 Annual Report on Form 10-K, other than as described below.

Risks Relating to the Pending Merger

The Merger, the pendency of the Merger or our failure to consummate the Merger could have a material adverse effect on our business, results of operations, financial condition and the price of our Class A common stock.

On April 26, 2026, we entered into an Arrangement Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, The Real Brokerage Inc., a company existing under the laws of the Province of British Columbia ("Real"), Rome Wildlife, Inc., a Delaware corporation ("New Wildlife"), and certain other merger subsidiaries of New Wildlife, pursuant to which New Wildlife will acquire the Company and Real (the "Merger"). The Merger is subject to certain closing conditions, including adoption of the Merger Agreement by our stockholders, approval of the Arrangement by Real's shareholders, regulatory approvals, consummation of the RIHI Merger, and such other conditions to completion as set forth in the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Our ongoing business may be materially adversely affected by the announcement or the pendency of the Merger, and we would be subject to a number of risks, including the following:

●	we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, agents, franchisees and brokers and maintaining our relationships with existing customers and business partners or obtaining potential new customers and business partners;
●	we will be required to pay certain significant costs relating to the Merger, regardless of whether the Merger is consummated, such as legal, accounting, financial advisory, regulatory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
●	we are unable to solicit other acquisition proposals during the pendency of the Merger, subject to limited exceptions for certain proposals that constitute or would reasonably be expected to lead to a superior proposal, as set forth in the Merger Agreement;
●	while the Merger Agreement is in effect, we are subject to certain restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, declare or pay dividends, repurchase shares, or incur certain indebtedness, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
●	matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
●	we may commit significant time and resources to defending against litigation (from our stockholders or otherwise) related to the Merger.

If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our Class A common stock, particularly to the extent that the current market price of our Class A common stock reflects an assumption that the Merger will be completed. If the Merger is not consummated, investor confidence could decline, stockholder litigation could be brought against us, our directors and/or officers, relationships with existing and prospective agents, franchisees, customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to attract or retain key personnel, our employees could be distracted and their productivity decline and profitability may be adversely impacted due to costs incurred in connection with the pending Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares traded prior to the announcement of the proposed Merger. If the Merger is not consummated, including as a result of our stockholders failing to adopt the Merger Agreement or Real's shareholders failing to approve the Arrangement, our stockholders will not receive any Merger Consideration in connection with the Merger. Instead, we will remain a public company, our Class A common stock will continue to be listed and traded on the New York Stock Exchange and registered under the Securities Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC. In addition, if the Merger Agreement is terminated under certain specified circumstances, we may be required to pay a termination fee to Real, which could have a material adverse effect on our financial condition and liquidity.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

●	the per share cash price and the stock election exchange ratio under the Merger Agreement are each fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our Class A common stock or Real's common shares;
●	aggregate cash consideration payable to our stockholders is subject to proration within specified minimum and maximum amounts, and therefore stockholders who elect to receive cash may receive a portion of their Merger Consideration in shares of New Wildlife common stock, and stockholders who elect to receive stock may receive a portion of their Merger Consideration in cash;
●	the market value of the shares of New Wildlife common stock to be received by our stockholders may fluctuate, and the value of such shares at the time of closing may be less than the value at the time the Merger Agreement was executed or at the time such stockholders make their election;
●	while the parties intend for the Merger to qualify as a tax-free reorganization for U.S. federal income tax purposes, there can be no assurance that such qualification will be achieved, and if the Merger were to fail to so qualify, our stockholders could be subject to significant U.S. federal income tax liabilities; and
●	following the Merger, our stockholders will hold a minority interest in New Wildlife and will therefore have less influence over the management and policies of the combined company than they currently exercise over the Company.

The proposed Merger is subject to adoption by our stockholders, approval by Real's shareholders and the satisfaction of other closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, or at all.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which are beyond our control. Completion of the Merger is subject to a number of closing conditions, including, among others, (1) the adoption of the Merger Agreement by the affirmative vote of the holders of not less than a majority of the issued and outstanding shares of Company common stock, (2) the approval of the Arrangement by the requisite vote of Real's shareholders, (3) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (4) the effectiveness of the registration statement on Form S-4 pursuant to which the shares of New Wildlife common stock to be issued in connection with the Merger and the Arrangement will be registered, (5) the authorization for listing on Nasdaq of the New Wildlife common stock to be issued in the Merger and the Arrangement, (6) the consummation of the RIHI Merger, (7) the obtaining of the Interim Order and Final Order under the Business Corporations Act (British Columbia), (8) the absence of any injunction, order or law prohibiting the Merger or the Arrangement, and (9) the absence of a "Company Material Adverse Effect" or a "Parent Material Adverse Effect" (each as defined in the Merger Agreement). We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Other developments beyond our control, including, but not limited to, changes in domestic or global economic, political or industry conditions, or changes in U.S. or Canadian regulatory requirements, may affect the timing or success of the Merger. Additionally, under circumstances specified in the Merger Agreement, we or Real may terminate the Merger Agreement, including if the Merger has not closed within nine months after the execution of the Merger Agreement (subject to two automatic extensions of forty-five days each if, on each such date, all of the closing conditions, except those relating to certain regulatory approvals, have been satisfied or waived). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

The obligation of each party to the Merger Agreement to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including covenants by each of the Company and Real to conduct their respective businesses in the ordinary course in all material respects consistent with past practice and to not engage in certain kinds of material transactions prior to closing of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, (i) in connection with a change in the recommendation of our Board of Directors, including to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement), (ii) in connection with a change in the recommendation of Real's board of directors, (iii) upon the failure to receive the required approval of the Company's stockholders or Real's shareholders, or (iv) in the event of a material uncured breach by either party of its representations, warranties, covenants or other agreements under the Merger Agreement. Upon termination under certain specified circumstances, a termination fee may be payable by either the Company or Real. As a result, we cannot assure you that the Merger will be completed, even if our stockholders adopt the Merger Agreement and Real's shareholders approve the Arrangement, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with our employees, agents, franchisees and other third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, results of operations and financial condition. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger, including with respect to the integration of the Company's and Real's operations and the future leadership structure of the combined company. A substantial amount of our management's and employees' attention will be directed toward the completion of the Merger and related integration planning and thus be diverted from our day-to-day operations.

Uncertainty as to the future could adversely affect our business and our relationships with agents, franchisees and other third parties. For example, certain of our franchisees or agents may decide to leave our network or affiliate with competing brands as a result of the proposed Merger, and prospective franchisees or agents may delay or decline to enter into new franchise agreements or affiliation arrangements with us, which could result in a permanent loss of such franchisees or agents even if the Merger is not consummated. Similarly, brokers and loan originators operating under the Motto Mortgage brand may experience uncertainty regarding the future of the Motto franchise system following the Merger. In addition, third-party vendors, technology partners, referral sources and other business partners may seek to modify, renegotiate or terminate their relationships with us as a result of uncertainty surrounding the Merger. Changes to or termination of existing business relationships could adversely affect our agent count, franchise sales, revenue, earnings and financial condition, as well as the market price of our Class A common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

While the Merger is pending and the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger is pending and the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course in all material respects consistent with past practice during the period between the execution of the Merger Agreement and the earlier of the termination of the Merger Agreement and the effective time of the First Merger. Pursuant to the terms of the Merger Agreement, we are restricted from taking certain specified actions without Real's prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents; acquire other businesses and assets; make certain investments; repurchase, reclassify or issue securities, including shares of our Class A common stock; make loans; declare or pay dividends or other distributions; incur indebtedness; incur capital expenditures; enter into, modify or terminate certain contracts, including certain franchise agreements; change accounting policies or procedures; settle certain litigation; change tax classifications and elections; hire or engage employees and independent contractors or modify compensation or benefits arrangements; grant or modify franchise rights or territory agreements; modify the terms of existing franchise arrangements in a manner that is not in the ordinary course of business; take certain actions relating to intellectual property of the Company; or modify or terminate the TRA other than pursuant to the RIHI TRA Amendment. These restrictions could prevent us from pursuing strategic business opportunities, including potential acquisitions, new franchise development initiatives and other growth investments, and from taking other actions with respect to our business that we may consider advantageous, and may, as a result, materially and adversely affect our business, agent count, franchise sales, revenue, results of operations and financial condition. In particular, restrictions on our ability to enter into or modify franchise agreements, adjust agent commission structures, invest in technology initiatives or pursue acquisitions could impair our ability to respond to competitive pressures in the real estate brokerage and franchising industry during the pendency of the Merger. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Real. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction during the pendency of the Merger. While the Merger Agreement permits our Board of Directors to respond to certain unsolicited proposals that constitute or would reasonably be expected to lead to a superior proposal, and to change its recommendation or terminate the Merger Agreement to enter into an agreement for a superior proposal, the Merger Agreement imposes procedural requirements and limitations on our Board of Directors' ability to do so, including a requirement that we provide Real with prior written notice and an opportunity to negotiate revised terms before our Board of Directors may change its recommendation or authorize the Company to enter into an agreement for a superior proposal. If we terminate the Merger Agreement under certain specified circumstances, including in connection with a change in the recommendation of our Board of Directors in order to enter into an agreement for a superior proposal, we may be required to pay Real a termination fee of $25 million. Similarly, if Real terminates the Merger Agreement under certain specified circumstances, Real may be required to pay a termination fee to the Company of $31 million. In addition, upon termination of the Merger Agreement under certain circumstances relating to the failure to obtain required regulatory approvals, including as a result of certain breaches by Real of its regulatory efforts covenants, expiration of the End Date (as defined in the Merger Agreement) due to the failure to obtain regulatory approvals where all other conditions have been satisfied or waived, or the imposition of a permanent restraint relating to antitrust or competition law, Real would be required to pay the Company a regulatory termination fee of $36 million.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share value than the value of the Merger Consideration proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. In addition, because the Merger Consideration consists of a mix of cash and shares of New Wildlife common stock (subject to election and proration), comparisons between the Merger Consideration and any competing proposal may be complicated by fluctuations in the trading price of New Wildlife common stock or the common shares of Real prior to the closing of the Merger.

In certain instances, the Merger Agreement requires us to pay a termination fee to Real, and in certain instances requires Real to pay a termination fee to us, which could affect the decisions of a third party considering making an alternative acquisition proposal.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, we will be required to pay Real a termination fee of $25 million (the "Company Termination Fee"). For example, the Company Termination Fee would be payable if the Merger Agreement is terminated (i) by Real as a result of a change in the recommendation of our Board of Directors, (ii) by the Company in order to enter into an agreement for a superior proposal, or (iii) under certain other circumstances involving the existence of a competing acquisition proposal, in each case as more fully described in the Merger Agreement. Separately, in certain specified circumstances, Real would be required to pay a termination fee of $31 million to the Company, including if the Merger Agreement is terminated as a result of a change in the recommendation of Real's board of directors. In addition, upon termination of the Merger Agreement (i) by the Company for certain breaches by Real of the regulatory efforts covenants in the Merger Agreement, (ii) by the Company or Real at the End Date (as defined in the Merger Agreement) if certain required regulatory approvals have not been obtained but all other conditions to closing have been satisfied or waived (except for those that are to be satisfied at the closing), or (iii) by the Company or Real because of a permanent restraint relating to antitrust or competition law, Real would be required to pay the Company a regulatory termination fee of $36 million.

The requirement to pay a termination fee could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our stockholders than the Merger. In addition, because the Merger Consideration consists of a mix of cash and shares of New Wildlife common stock subject to election and proration, a potential competing acquirer may face additional difficulty in structuring a proposal that our Board of Directors would determine to be a superior proposal after taking into account the termination fee that would become payable.

If the Merger Agreement is terminated and we are required to pay the termination fee, such payment could materially and adversely affect our financial condition and liquidity, and could reduce the amount of cash available to fund our operations, service our indebtedness, including under our Senior Secured Credit Facility, and pursue other strategic opportunities. Conversely, if Real is required to pay the termination fee or the regulatory termination fee to the Company, such payment may not fully compensate the Company for the costs incurred and opportunities foregone in connection with the Merger, and the Company would remain subject to the risks described elsewhere in this section relating to the failure to consummate the Merger. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of our Class A common stock.

We may be the target of securities class action and derivative lawsuits and other legal or regulatory proceedings, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such lawsuits or other legal or regulatory proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by the Company, which could have a negative impact on our liquidity, results of operations and financial condition. In addition, the pendency of such litigation could create uncertainty and negatively affect our relationships with agents, franchisees and other business partners, and could impair our ability to recruit and retain employees.

The Merger involves a complex, multi-step transaction structure, including the RIHI Merger, the First Merger, the Second Merger and the Arrangement, as well as the concurrent RIHI TRA Amendment, any of which could become the subject of legal challenge. Lawsuits or other proceedings may be brought challenging, among other things, the adequacy of the disclosures in our proxy statement/prospectus on Form S-4, the process conducted by our Board of Directors, the terms of the Merger Agreement, alleged breaches of fiduciary duties by our directors and/or officers, or the fairness of the Merger Consideration, including the allocation between cash and New Wildlife common stock and the proration mechanics. Similarly, Real's shareholders may bring proceedings in connection with the Arrangement under Canadian law, which could independently delay or prevent the consummation of the overall transaction.

Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Merger, then that injunction may delay or prevent the proposed Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, results of operations and financial condition. Any such delay could also result in the Merger not being consummated before the Outside Date (as defined in the Merger Agreement), which could give rise to termination rights under the Merger Agreement. Even if we are ultimately successful in defending against such claims, the costs and distraction of litigation during the pendency of the Merger could materially and adversely affect our business, results of operations and financial condition, as well as the price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program has no expiration date and may be suspended or discontinued at any time. There was no share repurchase activity during the three months ended March 31, 2026. As of March 31, 2026, $62.5 million remains under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1

2.2	Arrangement Agreement and Plan of Merger, dated as of April 26, 2026, by and among The Real Brokerage Inc., RE/MAX Holdings, Inc., Rome Wildlife, Inc., Wildlife Acquisition I Corp., Wildlife Acquisition II LLC and 1587802 B.C. Unlimited Liability Company.	8-K	001-36101	4/26/2026	2.1

2.3	Agreement and Plan of Merger, dated as of April 26, 2026, by and among RE/MAX Holdings, Inc., Rhino Merger Sub I, Inc., Rhino Merger Sub II, LLC and RIHI, Inc.	8-K	001-36101	4/26/2026	2.2

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

3.3	Amendment No. 1 to Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	5/31/2023	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1	Voting and Support Agreement, dated as of April 26, 2026, by and among RE/MAX Holdings, Inc., The Real Brokerage Inc. and the stockholder parties thereto.	8-K	001-36101	4/26/2026	10.1

10.2	Voting and Support Agreement, dated as of April 26, 2026, by and among RE/MAX Holdings, Inc. The Real Brokerage Inc. and the stockholder parties thereto.	8-K	001-36101	4/26/2026	10.2

10.3	Voting and Support Agreement, dated as of April 26, 2026, by and among RE/MAX Holdings, Inc. and the stockholder parties thereto.	8-K	001-36101	4/26/2026	10.3

10.4	Amendment No. 1 to the Tax Receivable Agreement, dated as of April 26, 2026, by and between RE/MAX Holdings, Inc. and RIHI, Inc.	8-K	001-36101	4/26/2026	10.4

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	May 8, 2026	By:	/s/ Erik Carlson
Erik Carlson
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2026	By:	/s/ Leah R. Jenkins
Leah R. Jenkins Chief Accounting Officer (Principal Accounting Officer)