Form 10-Q
period 2026-06-30
RE/MAX Holdings, Inc.
filed 2026-08-06
CIK 1581091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026.

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

On July 31, 2026, there were 21,317,742 outstanding shares of the registrant’s Class A common stock, $0.0001 par value per share, and 1 outstanding share of Class B common stock, $0.0001 par value per share.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$112,396	$118,736
Restricted cash	71,687	74,332
Accounts and notes receivable, net of allowances	30,702	26,944
Income taxes receivable	8,105	8,188
Other current assets	12,726	11,940
Total current assets	235,616	240,140
Property and equipment, net of accumulated depreciation	5,518	5,996
Operating lease right of use assets	10,645	12,608
Franchise agreements, net	59,272	67,080
Other intangible assets, net	11,193	10,774
Goodwill	237,902	239,572
Other assets, net of current portion	7,280	6,305
Total assets	$567,426	$582,475
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,682	$3,986
Accrued liabilities	112,690	100,927
Income taxes payable	552	105
Deferred revenue	21,653	21,391
Debt	4,600	4,600
Payable pursuant to tax receivable agreements	219	1,542
Operating lease liabilities	9,663	9,217
Total current liabilities	153,059	141,768
Debt, net of current portion	430,448	432,151
Deferred tax liabilities	7,758	8,193
Deferred revenue, net of current portion	11,429	12,859
Operating lease liabilities, net of current portion	9,195	13,514
Other liabilities, net of current portion	2,425	2,978
Total liabilities	614,314	611,463
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, par value $.0001 per share, 180,000,000 shares authorized; 21,317,742 and 20,095,180 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Class B common stock, par value $.0001 per share, 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	585,644	578,429
Accumulated deficit	(140,210)	(126,072)
Accumulated other comprehensive income (deficit), net of tax	(1,509)	54
Total stockholders' equity attributable to RE/MAX Holdings, Inc.	443,927	452,413
Non-controlling interest	(490,815)	(481,401)
Total stockholders' equity (deficit)	(46,888)	(28,988)
Total liabilities and stockholders' equity (deficit)	$567,426	$582,475

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Continuing franchise fees	$25,693	$28,992	$51,484	$58,343
Annual dues	7,360	7,693	14,918	15,482
Broker fees	14,118	13,454	26,729	24,885
Marketing Funds fees	16,787	18,273	33,653	37,137
Franchise sales and other revenue	4,552	4,338	11,954	11,370
Total revenue	68,510	72,750	138,738	147,217
Operating expenses:
Selling, operating and administrative expenses	32,882	33,888	76,862	76,916
Marketing Funds expenses	16,787	18,273	33,653	37,137
Depreciation and amortization	5,870	6,601	11,745	13,190
Merger transaction costs	11,455	—	14,286	—
Settlement and impairment charges	—	(57)	8,500	562
Total operating expenses	66,994	58,705	145,046	127,805
Operating income (loss)	1,516	14,045	(6,308)	19,412
Other expenses, net:
Interest expense	(7,169)	(7,982)	(14,327)	(15,906)
Interest income	802	841	1,676	1,749
Foreign currency transaction gains (losses)	(356)	(43)	(340)	240
Total other expenses, net	(6,723)	(7,184)	(12,991)	(13,917)
Income (loss) before provision for income taxes	(5,207)	6,861	(19,299)	5,495
Provision for income taxes	(1,557)	(163)	(3,174)	(2,033)
Net income (loss)	$(6,764)	$6,698	$(22,473)	$3,462
Less: net income (loss) attributable to non-controlling interest	(2,469)	2,013	(8,437)	735
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(4,295)	$4,685	$(14,036)	$2,727

Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(0.20)	$0.23	$(0.67)	$0.14
Diluted	$(0.20)	$0.23	$(0.67)	$0.14
Weighted average shares of Class A common stock outstanding
Basic	21,284,638	19,967,508	20,888,134	19,629,859
Diluted	21,284,638	20,174,365	20,888,134	20,052,596

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$(6,764)	$6,698	$(22,473)	$3,462
Change in cumulative translation adjustment	(1,452)	2,622	(2,504)	3,013
Comprehensive income (loss), net of tax	(8,216)	9,320	(24,977)	6,475
Less: Comprehensive income (loss) attributable to non-controlling interest	(3,010)	3,035	(9,378)	1,911
Comprehensive income (loss) attributable to RE/MAX Holdings, Inc., net of tax	$(5,206)	$6,285	$(15,599)	$4,564

See accompanying notes to unaudited condensed consolidated financial statements.

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Accumulated
						Retained	other		Total
	Class A		Class B		Additional	earnings	comprehensive	Non-	stockholders'
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	equity
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	(deficit)
Balances, January 1, 2026	20,095,180	$2	1	$—	$578,429	$(126,072)	$54	$(481,401)	$(28,988)
Net income (loss)	—	—	—	—	—	(9,741)	—	(5,968)	(15,709)
Equity-based compensation expense and dividend equivalents	1,697,882	—	—	—	7,792	(103)	—	—	7,689
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(652)	(400)	(1,052)
Shares withheld for taxes on share-based compensation	(560,247)	—	—	—	(3,563)	—	—	—	(3,563)
Other	—	—	—	—	—	1	—	(36)	(35)
Balances, March 31, 2026	21,232,815	$2	1	$—	582,658	(135,915)	(598)	(487,805)	(41,658)
Net income (loss)	—	—	—	—	—	(4,295)	—	(2,469)	(6,764)
Equity-based compensation expense and dividend equivalents	88,110	—	—	—	3,011	—	—	—	3,011
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(911)	(541)	(1,452)
Shares withheld for taxes on share-based compensation	(3,183)	—	—	—	(25)	—	—	—	(25)
Balances, June 30, 2026	21,317,742	$2	1	$—	$585,644	$(140,210)	$(1,509)	$(490,815)	$(46,888)

						Retained	Accumulated other		Total
	Class A		Class B		Additional	earnings	comprehensive	Non-	stockholders'
	common stock		common stock		paid-in	(accumulated	income (loss),	controlling	equity
	Shares	Amount	Shares	Amount	capital	deficit)	net of tax	interest	(deficit)
Balances, January 1, 2025	18,971,435	$2	1	$—	$565,072	$(133,727)	$(1,864)	$(487,877)	$(58,394)
Net income (loss)	—	—	—	—	—	(1,958)	—	(1,278)	(3,236)
Equity-based compensation expense and dividend equivalents	1,410,497	—	—	—	10,306	(324)	—	—	9,982
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	237	154	391
Shares withheld for taxes on share-based compensation	(475,011)	—	—	—	(4,237)	—	—	—	(4,237)
Other	—	—	—	—	—	1	—	(30)	(29)
Balances, March 31, 2025	19,906,921	$2	1	$—	$571,141	$(136,008)	$(1,627)	$(489,031)	$(55,523)
Net income (loss)	—	—	—	—	—	4,685	—	2,013	6,698
Equity-based compensation expense and dividend equivalents	134,626	—	—	—	2,750	(6)	—	—	2,744
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	1,600	1,022	2,622
Shares withheld for taxes on share-based compensation	(13,489)	—	—	—	(106)	—	—	—	(106)
Other	—	—	—	—	1	(1)	—	—	—
Balances, June 30, 2025	20,028,058	$2	1	$—	$573,786	$(131,330)	$(27)	$(485,996)	$(43,565)

See accompanying notes to unaudited condensed consolidated financial statements

RE/MAX HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(22,473)	$3,462
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	11,745	13,190
Equity-based compensation expense	9,278	9,314
Bad debt expense	1,561	1,966
Deferred income tax expense (benefit)	(304)	(143)
Fair value adjustments to contingent consideration	(33)	16
Settlement and impairment charges	8,500	562
Debt charges	470	427
Other, net	576	240
Changes in operating assets and liabilities	(4,992)	(18,821)
Net cash provided by operating activities	4,328	10,213
Cash flows from investing activities:
Purchases of property, equipment and capitalization of software	(5,082)	(3,307)
Net cash used in investing activities	(5,082)	(3,307)
Cash flows from financing activities:
Payments on debt	(2,300)	(2,300)
Dividends and dividend equivalents paid to Class A common stockholders	(103)	(330)
Payments related to tax withholding for share-based compensation	(3,588)	(4,343)
Payment of contingent consideration	(742)	(791)
Other financing	(36)	(30)
Net cash used in financing activities	(6,769)	(7,794)
Effect of exchange rate changes on cash	(1,462)	1,393
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,985)	505
Cash, cash equivalents and restricted cash, beginning of period	193,068	169,287
Cash, cash equivalents and restricted cash, end of period	$184,083	$169,792

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet at December 31, 2025, which was derived from the audited consolidated financial statements at that date, and the unaudited interim condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements are presented on a consolidated basis and include the accounts of Holdings and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments and eliminations, consisting only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations for the Company for the reported periods. Interim results may not be indicative of full-year performance.

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

Deferred Revenue and Capitalized Contract Costs

Deferred revenue is primarily driven by Franchise sales and Annual dues, as discussed above, and is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets. Other deferred revenue is primarily related to events-related revenue. The activity consists of the following (in thousands):

	Balance at		Revenue	Balance at
	January 1, 2026	New billings	recognized (a)	June 30, 2026
Franchise sales	$18,881	$2,160	$(3,963)	$17,078
Annual dues	11,600	15,227	(14,918)	11,909
Broker fees and Other	3,769	24,737	(24,411)	4,095
	$34,250	$42,124	$(43,292)	$33,082

(a)	Revenue recognized related to the beginning balance for Franchise sales and Annual dues were $3.8 million and $8.9 million, respectively, for the six months ended June 30, 2026.

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

		Additions to
	Balance at	contract costs	Expense	Balance at
	January 1, 2026	for new activity (a)	recognized	June 30, 2026
Capitalized contract costs	$4,318	$2,782	$(1,079)	$6,021
(a)	Additions to contract costs for new activity that are transacted in Canadian dollars have been translated into U.S. dollars at the balance sheet date.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Franchise sales	$2,932	$4,963	$3,708	$2,479	$1,402	$530	$1,064	$17,078
Annual dues	9,252	2,657	—	—	—	—	—	11,909
Total	$12,184	$7,620	$3,708	$2,479	$1,402	$530	$1,064	$28,987

Disaggregated Revenue

In the following table, segment revenue is disaggregated by Company-Owned or Independent Regions, where applicable, by segment and by geographical area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
U.S. Company-Owned Regions	$29,698	$31,701	$57,525	$61,959
U.S. Independent Regions	1,417	1,499	2,753	2,896
Canada Company-Owned Regions	9,262	9,949	18,775	19,641
Canada Independent Regions	712	689	1,429	1,339
Global	4,205	3,793	8,670	7,842
Fee revenue (a)	45,294	47,631	89,152	93,677
Franchise sales and other revenue (b)	3,530	3,205	10,228	9,635
Total Real Estate	48,824	50,836	99,380	103,312
U.S.	12,453	13,664	24,840	27,911
Canada	4,017	4,314	8,227	8,687
Global	317	295	586	539
Total Marketing Funds	16,787	18,273	33,653	37,137
Mortgage (c)	2,899	3,641	5,705	6,768
Total	$68,510	$72,750	$138,738	$147,217
(a)	Fee revenue includes Continuing franchise fees, Annual dues and Broker fees.
(b)	Franchise sales and other revenue is mostly derived within the U.S.
(c)	Revenue from Mortgage is derived exclusively within the U.S.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles the amounts presented for cash, both unrestricted and restricted, in the Condensed Consolidated Balance Sheets to the amounts presented in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$112,396	$118,736
Restricted cash:
Marketing Funds (a)	15,187	19,332
Settlement Fund (b)	56,500	55,000
Total cash, cash equivalents and restricted cash	$184,083	$193,068

(a)	All cash held by the Marketing Funds is contractually restricted, pursuant to the applicable franchise agreements.
(b)	Represents the amounts held in the Settlement Fund as part of the settlement of certain industry class-action lawsuits. See Note 11, Commitments and Contingencies, for additional information.

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

Costs charged from Real Estate to the Marketing Funds are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Technology - operating	$4,910	$4,364	$9,837	$7,955
Marketing staff and administrative services	2,904	2,256	6,016	4,563
Total	$7,814	$6,620	$15,853	$12,518

Accounts and Notes Receivable

As of June 30, 2026, and December 31, 2025, the Company had allowances against accounts and notes receivable of $13.3 million and $12.6 million, respectively.

Other Current Assets and Other Assets, Net of Current Portion

Other current assets and Other assets, net of current portion consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses	$10,722	$10,472
Capitalized contract costs	1,304	1,055
Other	700	413
Other current assets	$12,726	$11,940

Capitalized contract costs, net of current portion	$4,717	$3,263
Notes receivable, net of current portion	1,625	1,791
Other	938	1,251
Other assets, net of current portion	$7,280	$6,305

Property and Equipment

As of June 30, 2026 and December 31, 2025, the Company had accumulated depreciation of $18.2 million and $17.2 million, respectively. Depreciation expense for the three months ended June 30, 2026, and 2025 was $0.6 million, respectively, and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

Restructuring Charges

During the second quarter of 2025, the Company restructured its support services intended to further enhance the overall customer experience. As a result of this restructuring, during the three and six months ended June 30, 2025, the Company incurred $2.9 million of severance and related expenses and accelerated certain performance-based restricted stock units and forfeited the remaining grants, resulting in an equity compensation benefit of $0.3 million, which are recognized as “Selling, operating and administrative expenses” in the Consolidated Statements of Income (Loss). See Note 6, Accrued Liabilities, for a roll forward of the liability related to the restructuring as of June 30, 2026.

Foreign Currency Derivatives

The Company is exposed to foreign currency transaction gains and losses related to certain foreign currency denominated asset and liability positions, with the Canadian dollar representing the most significant exposure primarily from an intercompany Canadian loan between RMCO and the Canadian entity for RE/MAX INTEGRA (“INTEGRA”). The Company uses short duration foreign currency forward contracts, generally with maturities ranging from a few days to a few months, to minimize its exposures related to foreign currency exchange rate fluctuations. None of these contracts are designated as accounting hedges as the underlying currency positions are revalued through “Foreign currency transaction gains (losses)” on the Condensed Consolidated Statements of Income (Loss) along with the related derivative contracts. Maturities of the foreign currency forward contracts are included within “Net cash provided by operating activities” on the Condensed Consolidated Statements of Cash Flows, with any non-cash portion included as a component of “Changes in operating assets and liabilities” on the Condensed Consolidated Statements of Cash Flows. During the three months ended June 30, 2026, and 2025, the Company recognized a net gain of $0.6 million and net loss of $1.6 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized a net gain of $1.2 million and a net loss of $1.5 million, respectively.

The Company has a short-term $44.0 million Canadian dollar forward contract that matures in the third quarter of 2026 that net settles in U.S. dollars based on the prevailing spot rates at maturity.

Recently Adopted Accounting Pronouncements

None.

New Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles (Topic 350) – Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which clarifies and modernizes the accounting for costs related to internal-use software. The amendments remove all references to project stages in ASC 350-40 and clarify the threshold that entities should apply to begin capitalizing costs. The new standard is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The amendments can be applied using a prospective, retrospective, or modified transition approach. The Company believes the amendments of ASU 2025-06 will not have a significant impact on the Company’s consolidated financial statements or required disclosures.

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

Arrangement Agreement and Plan of Merger with The Real Brokerage Inc.

On April 26, 2026, RE/MAX Holdings, Inc. (“Holdings” or the “Company”) entered into an Arrangement and Plan of Merger (as may be amended, modified or supplemented from time to time, the “Merger Agreement”) to be acquired by The Real Brokerage Inc. (“Real”). Pursuant to the Merger Agreement, a new holding company, Real REMAX Group Inc., will be formed to combine Real and Holdings into a single publicly traded company (the “Merger”) expected to be listed on the Nasdaq Stock Market under the ticker symbol “REAX.”

Under the terms of the Merger Agreement, each outstanding share of RE/MAX Holdings, Inc. Class A common stock will be converted into the right to receive either (i) 5.15 shares of Real REMAX Group Inc. common stock, to be adjusted to reflect a 10-for-1 share consolidation prior to transaction close, or (ii) $13.80 in cash, subject to proration such that the aggregate cash consideration is between a minimum of $60 million and a maximum of $80 million. Upon closing, ownership of the combined company is expected to be approximately 60% held by former Real shareholders and 40% held by former RE/MAX Holdings, Inc. shareholders, assuming the maximum cash election.

The transaction is intended to qualify as a tax‑free exchange for U.S. federal income tax purposes and is subject to regulatory approvals, the approval by the shareholders of both companies, and customary closing conditions. On July 13, 2026, the U.S. Department of Justice granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), related to the Merger. Both companies plan to hold special meetings for their respective shareholders on August 14, 2026. The merger is expected to close in the second half of 2026.

In connection with the Merger, Real has obtained committed financing in an aggregate amount of up to $550 million, led by Morgan Stanley Senior Funding, Inc. and Apollo Global Funding, LLC. The financing is expected to be used to fund the cash portion of the merger consideration and transaction costs and to refinance the Company’s existing indebtedness at closing. The financing commitments are subject to customary terms and conditions and are not expected to be a condition to the completion of the transaction. Merger related transaction costs, primarily related to legal expenses, is recorded to “Merger transaction costs” in the accompanying Condensed Consolidated Statements of Income (Loss) and is primarily recorded to “Accrued liabilities” within the Condensed Consolidated Balance Sheets. Merger related transaction costs are included in the Real Estate segment.

The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of the Company's business during the period between execution and closing, and non-solicitation obligations subject to customary exceptions for superior proposals and other matters. Consummation of the Mergers is subject to the satisfaction or waiver of customary closing conditions, including, among others, approval by the Company's stockholders and Real's shareholders, regulatory approvals and the consummation of the RIHI Merger (defined below). The Merger Agreement may be terminated by either party under certain circumstances, including if the Mergers have not closed within nine months (subject to two automatic extensions of 45 days each under specified circumstances), or upon the failure to receive required stockholder or shareholder approvals. Upon termination under certain specified circumstances, a termination fee may be payable by either the Company or Real.

RIHI Merger and Elimination of Up-C Structure

Concurrent with the execution of the Merger Agreement, the Company entered into a separate Agreement and Plan of Merger with RIHI, Inc. (“RIHI”) and certain merger subsidiaries of the Company (the "RIHI Merger Agreement") providing for the merger of a wholly owned subsidiary of the Company with and into RIHI and then the merger of the resulting company with and into another wholly-owned subsidiary of the Company (collectively, the “RIHI Merger”). RIHI is the holder of the single outstanding share of the Company's Class B common stock and of the common units of RMCO not held by the Company. Upon the effectiveness of the RIHI Merger (i) each outstanding share of RIHI common stock will be converted into a number of shares of the Company’s Class A common stock based on exchange ration set forth in the RIHI Merger Agreement, and (ii) the share of the Company’s Class B common stock and the RMCO common units, each held by RIHI will be surrendered to the Company. As a result, the Company will acquire RIHI as the holder of such securities, thereby eliminating the Company’s existing Up-C structure. The share of Company Class A common stock received by the shareholders of RIHI pursuant to the RIHI Merger will thereafter be converted into the right to receive the Merger Consideration (as defined in the Merger Agreement) in the Mergers. Consummation of the RIHI Merger is a condition to closing the Mergers.

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

Support Agreement

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

3. Non-controlling Interest

Holdings is the sole managing member of RMCO and operates and controls the business affairs of RMCO. The ownership of the common units in RMCO is summarized as follows:

	June 30, 2026		December 31, 2025
	Shares	Ownership %	Shares	Ownership %
Non-controlling interest ownership of common units in RMCO	12,559,600	37.1%	12,559,600	38.5%
Holdings outstanding Class A common stock (equal to Holdings common units in RMCO)	21,317,742	62.9%	20,095,180	61.5%
Total common units in RMCO	33,877,342	100.0%	32,654,780	100.0%

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

	Three Months Ended June 30,
	2026			2025
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO (a)	62.9%	37.1%	100.0%	61.4%	38.6%	100.0%
Income (loss) before provision for income taxes (a)	$(3,316)	$(1,891)	$(5,207)	$4,183	$2,678	$6,861
(Provision) / benefit for income taxes (b)	(979)	(578)	(1,557)	502	(665)	(163)
Net income (loss)	$(4,295)	$(2,469)	$(6,764)	$4,685	$2,013	$6,698

	Six Months Ended June 30,
	2026			2025
	Holdings	NCI	Total	Holdings	NCI	Total
WAO percentage of RMCO(a)	62.5%	37.5%	100.0%	61.0%	39.0%	100.0%
Income (loss) before provision for income taxes(a)	$(12,054)	$(7,245)	$(19,299)	$3,357	$2,138	$5,495
(Provision) / benefit for income taxes(b)	(1,982)	(1,192)	(3,174)	(630)	(1,403)	(2,033)
Net income (loss)	$(14,036)	$(8,437)	$(22,473)	$2,727	$735	$3,462
(a)	The WAO percentage of RMCO differs from the allocation of income (loss) before provision for income taxes between RE/MAX Holdings and the non-controlling interest due to certain items recorded at Holdings.
(b)	The provision for income taxes attributable to Holdings is primarily comprised of U.S. federal and state income taxes on its proportionate share of the pass-through income (loss) from RMCO. It also includes Holdings’ share of taxes directly incurred by RMCO and its subsidiaries, including taxes in certain foreign jurisdictions.

Distributions and Other Payments to Non-controlling Unitholders

Under the terms of RMCO’s limited liability company operating agreement, RMCO makes cash distributions to non-controlling unitholders on a pro-rata basis. There were no distributions paid to non-controlling unitholders for the three and six months ended June 30, 2026, and 2025.

4. Earnings (Loss) Per Share, Dividends and Repurchases

Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share (“EPS”) calculations (in thousands, except shares and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(4,295)	$4,685	$(14,036)	$2,727
Denominator for basic net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	21,284,638	19,967,508	20,888,134	19,629,859
Denominator for diluted net income (loss) per share of Class A common stock
Weighted average shares of Class A common stock outstanding	21,284,638	19,967,508	20,888,134	19,629,859
Add dilutive effect of the following:
Restricted stock (a)	—	206,857	—	422,737
Weighted average shares of Class A common stock outstanding, diluted	21,284,638	20,174,365	20,888,134	20,052,596
Net income (loss) attributable to RE/MAX Holdings, Inc. per share of Class A common stock
Basic	$(0.20)	$0.23	$(0.67)	$0.14
Diluted	$(0.20)	$0.23	$(0.67)	$0.14
(a)	As the Company had a net loss for the three and six months ended June 30, 2026, these shares would have been considered antidilutive and therefore there is no effect on the weighted average shares of Class A common stock outstanding EPS calculation.

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

Share Repurchases and Retirement

The Company’s Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program has no expiration date and may be suspended or discontinued at any time. During the six months ended June 30, 2026, and 2025, the Company did not repurchase any shares of the Company’s Class A common stock. As of June 30, 2026, $62.5 million remained available under the share repurchase program. During the pendency of the Merger, the Merger Agreement contains customary covenants that place certain restrictions on the Company’s ability to repurchase shares or declare dividends outside the ordinary course of business without the prior consent of Real.

5. Intangible Assets and Goodwill

The following table provides the components of the Company’s intangible assets (in thousands):

	As of June 30, 2026			As of December 31, 2025
	Initial	Accumulated	Net	Initial	Accumulated	Net
	Cost	Amortization	Balance	Cost	Amortization	Balance
Franchise agreements	$222,674	$(163,402)	$59,272	$224,231	$(157,151)	$67,080
Other intangible assets:
Software (a)	$57,240	$(46,526)	$10,714	$55,884	$(46,455)	$9,429
Trademarks	892	(559)	333	835	(527)	308
Non-compete agreements	8,747	(8,601)	146	12,917	(11,880)	1,037
Total other intangible assets	$66,879	$(55,686)	$11,193	$69,636	$(58,862)	$10,774

(a)	As of June 30, 2026 and December 31, 2025, capitalized software development costs of $3.3 million and $1.8 million, respectively, were related to technology projects not yet complete and ready for their intended use and thus were not subject to amortization.

Amortization expense was $5.3 million and $6.0 million for the three months ended June 30, 2026, and 2025, respectively and was $10.6 million and $12.0 million for the six months ended June 30, 2026 and 2025.

As of June 30, 2026, the estimated future amortization expense related to intangible assets includes the estimated amortization expense associated with the Company’s intangible assets assumed with the Company’s acquisitions (in thousands):

Remainder of 2026	$8,459
2027	13,009
2028	10,944
2029	7,944
2030	6,661
Thereafter	23,448
$70,465

The following table presents changes to goodwill at the Real Estate reporting unit (in thousands):

Real Estate
Balance, January 1, 2026	$239,572
Effect of changes in foreign currency exchange rates	(1,670)
Balance, June 30, 2026	$237,902

As of June 30, 2026, there were no events or circumstances that would indicate impairment may have occurred.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Marketing Funds (a)	$22,060	$26,427
Accrued payroll and related employee costs	7,298	12,448
Accrued taxes	790	1,566
Accrued professional fees (b)	14,994	1,655
Settlements payable (c)	63,500	55,167
Other	4,048	3,664
	$112,690	$100,927

(a)	Consists primarily of liabilities recognized to reflect the contractual restriction that all funds collected in the Marketing Funds must be spent for designated purposes. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	Includes transaction-related expenses incurred in connection with the Merger which primarily consist of legal, advisory, and other professional service fees. See Note 2, Summary of Significant Accounting Policies, for additional information.
(c)	Represents the settlement payable as part of the settlements of certain industry class-action lawsuits and other legal settlements. See Note 11, Commitments and Contingencies, for additional information.

The following table presents a roll forward of the severance and related costs liability related to a prior restructuring of the Company’s business, which is in “Accrued payroll and related employee costs” in the table above (in thousands):

Balance January 1, 2026	$1,321
Severance and other related expenses	320
Cash payments and other	(1,488)
Balance, June 30, 2026	$153

7. Debt

Debt, net of current portion, consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Senior Secured Credit Facility	$436,999	$439,300
Less unamortized debt issuance costs	(1,489)	(1,975)
Less unamortized debt discount costs	(462)	(574)
Less current portion	(4,600)	(4,600)
	$430,448	$432,151

As of June 30, 2026, maturities of debt are as follows (in thousands):

Remainder of 2026	$2,300
2027	4,600
2028	430,099
$436,999

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

The Company calculates TLR quarterly and it is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ended June 30, 2026, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $87.3 million and as of June 30, 2026, the Company’s TLR was 3.71:1.

With certain exceptions, any default under any of the Company’s other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Borrowings under the term loans and revolving loans accrue interest, at the Company’s option on (a) the adjusted forward-looking term rate based on the Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), provided the Adjusted Term SOFR shall be no less than 0.50% plus an applicable margin of 2.50% or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Adjusted Term SOFR plus 1.00%, (such greatest rate, the “ABR”), provided the ABR shall be no less than 1.50%, plus in each case, an applicable margin of 1.50%. As of June 30, 2026, the interest rate on the term loan facility was 6.3%.

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

A summary of the Company’s liabilities measured at fair value on a recurring basis is as follows (in thousands):

	As of June 30, 2026				As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Liabilities - Contingent consideration (a)	$500	$—	$—	$500	$1,275	$—	$—	$1,275
(a)	Recorded as a component of “Accrued liabilities” and “Other liabilities, net of current portion” in the accompanying Condensed Consolidated Balance Sheets.

The Company is required to pay additional purchase consideration totaling 8% of gross receipts collected by Motto each year (the “Revenue Share Year”) through September 30, 2026. The annual payment is due within 120 days of the end of each Revenue Share Year. The fair value of the contingent purchase consideration represents the forecasted discounted cash payments that the Company expects to pay. Increases or decreases in the fair value of the contingent purchase consideration can result from changes in discount rates as well as the timing and amount of forecasted revenues. The forecasted revenue growth assumption that is most sensitive is the assumed franchise sales count for which the forecast assumes approximately 10 franchises sold in the final Revenue Share Year. This assumption is based on historical sales and an assumption of growth over time. A 10% reduction in the number of franchise sales and a 1% change to the discount rate applied to the forecast would not change the liability materially. The Company measures these liabilities each reporting period and recognizes changes in fair value, if any, in “Selling, operating and administrative expenses” in the accompanying Condensed Consolidated Statements of Income (Loss).

The table below presents a reconciliation of the contingent consideration (in thousands):

Total
Balance at January 1, 2026	$1,275
Fair value adjustments	(33)
Cash payments	(742)
Balance at June 30, 2026	$500

The following table summarizes the carrying value and estimated fair value of the Senior Secured Credit Facility (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value Level 2	Carrying Amount	Fair Value Level 2
Senior Secured Credit Facility	$435,048	$435,908	$436,751	$432,711

9. Income Taxes

The “Provision for income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) is based on an estimate of the Company’s annualized effective income tax rate and discrete items recorded during the six months ended June 30, 2026.

Valuation Allowance

The Company evaluated the need for a valuation allowance against its deferred tax assets and determined that in accordance with Accounting Standards Codification 740 Income Taxes (“ASC 740”), the objective negative evidence of a three-year cumulative pre-tax net loss, primarily due to the settlement of certain Nationwide Claims, as defined in Note 11, Commitments and Contingencies, prevented the use of the Company’s subjective positive evidence of expected future profitability in evaluating the realizability of its net deferred tax assets. As a result, a full valuation allowance was established against the Company’s deferred tax assets. As of June 30, 2026, the Company expects to remain in a three-year cumulative loss and has recorded a decrease in the valuation allowance of $0.5 million against its U.S. net deferred tax assets.

Tax Receivable Agreements (“TRAs”)

As of June 30, 2026, the Company’s total liability under the TRAs for the tax year ended December 31, 2025, is $0.2 million. This liability is expected to be settled in the fourth quarter of 2026.

10. Equity-Based Compensation

Equity-based compensation expense under the Holdings 2013 Omnibus Incentive Plan (the “2013 Incentive Plan”) as well as the Holdings 2023 Omnibus Incentive Plan (the “2023 Incentive Plan” and, together with the 2013 Incentive Plan, the “Incentive Plans”), is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Expense from time-based awards	$2,439	$2,129	$5,318	$6,050
Expense from performance-based awards (a)	572	620	1,774	2,035
Expense from bonus to be settled in shares (b)	951	219	2,186	1,229
Equity-based compensation expense	$3,962	$2,968	$9,278	$9,314
(a)	Expense recognized for performance-based awards is re-assessed each quarter based on expectations of achievement against the performance conditions.
(b)	A portion of the annual corporate bonus earned is to be settled in shares. These amounts are recognized as “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets and are not included in “Additional paid-in capital” until the shares are issued.

Time-based Restricted Stock

The following table summarizes equity-based compensation activity related to time-based restricted stock units and restricted stock awards:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2026	2,003,863	$8.96
Granted	2,068,970	$6.39
Shares vested (including tax withholding) (a)	(950,474)	$9.18
Forfeited	(153,030)	$8.11
Balance, June 30, 2026	2,969,329	$7.15

(a)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of an employee's tax withholding when shares vest are added back to the available pool of shares for future awards.

As of June 30, 2026, there was $16.0 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.2 years.

Performance-based Restricted Stock

The following table summarizes equity-based compensation activity related to performance-based restricted stock units:

	Shares	Weighted average grant date fair value per share
Balance, January 1, 2026	1,195,204	$6.13
Granted (a)	911,862	$6.61
Shares vested (including tax withholding) (b)	(19,693)	$8.57
Forfeited	(240,594)	$9.10
Balance, June 30, 2026	1,846,779	$5.96

(a)	Represents the total participant target award.
(b)	Pursuant to the terms of the Incentive Plans, shares withheld by the Company for the payment of an employee's tax withholding when shares vest are added back to the available pool of shares for future awards.

As of June 30, 2026, there was $3.1 million of total unrecognized expense. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

11. Commitments and Contingencies

U.S. Antitrust Litigation and Settlements

Beginning in March 2019, multiple putative class action complaints were filed against the National Association of Realtors (“NAR”), or in one case a multiple listing service (“MLS”) defendant rather than NAR, RE/MAX, LLC, and other real estate companies, alleging that certain NAR rules (or MLS rules) violated federal and state antitrust laws by inflating broker commissions. The first was filed on March 6, 2019, by plaintiff Christopher Moehrl in the United States District Court for the Northern District of Illinois (the “Moehrl Action”). The complaints all make substantially similar allegations and seek substantially similar relief. Plaintiffs generally allege that a NAR rule that requires brokers to make a blanket, non-negotiable offer of buyer broker compensation when listing a property, results in increased costs to sellers and violates antitrust law. They further allege that certain defendants use their agreements with franchisees to require adherence to the NAR rule also in violation of antitrust law. Amended complaints added allegations of buyer steering and non-disclosure of buyer-broker compensation. For convenience, all of these lawsuits are collectively referred to as the “Moehrl-related antitrust litigations.” Numerous other copycat lawsuits to the Moehrl-related antitrust litigations have also been filed. Refer to Item 8, Note 13, Commitments and Contingencies in the Company’s 2025 Annual Report on Form 10-K for further details.

In 2023, RE/MAX, LLC entered into a settlement agreement (the “U.S. Settlement Agreement”), agreeing to make certain changes to its business practices and to pay a total settlement amount of $55.0 million (“U.S. Settlement Amount”) to resolve all claims set forth in the Moehrl Action and Burnett action (another Moehrl-related antitrust litigation claiming similar allegations), as well as all similar claims on a nationwide basis against RE/MAX, LLC (collectively, the “Nationwide Claims”). The settlement releases RE/MAX, LLC and the Company, their subsidiaries and affiliates, and REMAX sub-franchisors, franchisees and their sales associates in the United States from the Nationwide Claims. The Company recorded the U.S. Settlement Amount to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Condensed Consolidated Balance Sheets. Until the conclusion of the appeals process, the U.S. Settlement Amount that has been paid into the U.S. Settlement Fund is included in “Restricted cash” within the Condensed Consolidated Balance Sheets. On November 20, 2023, the court granted preliminary approval of the settlement agreement and on May 9, 2024, the court granted final approval. Appeals were subsequently filed, including by one of the Batton plaintiffs (see additional disclosure below related to the Batton Action). The U.S. Settlement Agreement will become effective if the order approving is affirmed at the conclusion of the appeals process.

On January 25, 2021, a similar action to the Moehrl-related antitrust litigations was filed in the Northern District of Illinois (the “Batton Action”) alleging violations of federal antitrust law and unjust enrichment. The complaint makes substantially similar allegations and seeks similar relief as the Moehrl-related antitrust litigations but alleges harm to homebuyers rather than home sellers. On February 20, 2024, the court dismissed plaintiffs’ claim seeking injunctive relief for violations of the Sherman Act and dismissed certain state law claims in Tennessee and Kansas. The only claims that remain are state law claims. On September 22, 2025, plaintiffs filed a motion seeking to certify a class. On November 13, 2025, the court struck the plaintiffs’ motion to certify a class without prejudice and ordered the class certification briefing stayed until the resolution of the appeal of the U.S. Settlement Agreement.

On March 19, 2026, RE/MAX, LLC entered into a Stipulation and Agreement of Settlement (the “Batton Settlement”) to resolve all remaining claims against RE/MAX, LLC in the Batton Action that were not previously released by the U.S. Settlement Agreement (described above). The Batton Settlement releases RE/MAX, LLC, the Company, their subsidiaries and affiliates, and REMAX sub-franchisors, franchisees, and their sales associates in the United States from the claims. Preliminary approval was granted on March 31, 2026, and final approval was granted August 4, 2026. The Batton Settlement will become effective following any appeals process, if applicable. Under the Batton Settlement, RE/MAX, LLC has agreed to pay a total settlement amount of $8.5 million (the “Batton Settlement Amount”) into a qualified settlement escrow fund as follows: $1.5 million within fourteen days following preliminary court approval of the Batton Settlement, which was paid on April 22, 2026, and the remaining $7.0 million following final court approval of the Batton Settlement, including any appeals. The Company recorded the settlement amount to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding liability recorded to “Accrued liabilities” within the Condensed Consolidated Balance Sheets. The Batton Settlement and any actions taken to carry out the Batton Settlement are not an admission or concession of liability, or of the validity of any claim, defense, or point of fact or law on the part of any party. RE/MAX, LLC continues to deny the material allegations of the Batton Action. RE/MAX, LLC entered into the Batton Settlement after considering the risks and costs of continuing the litigation.

On August 22, 2024, plaintiff Homie Technology, Inc. (“Homie”) filed suit against the National Association of Realtors, Anywhere Real Estate, Inc., Keller Williams Realty, Inc., HomeServices of America, Inc., HSF Affiliates, LLC, RE/MAX, LLC, and Wasatch Front Regional Multiple Listing Service, Inc. in the United States District Court for the District of Utah. The lawsuit alleges certain NAR rules, many of which were at issue in the Moehrl-related antitrust litigations, created a barrier to entry for Homie as a competitor, and that other defendants agreed and/or conspired to implement these rules and engaged in conduct that foreclosed Homie from competing. The complaint alleges federal and state antitrust claims and tortious interference. The plaintiff seeks injunctive relief and an unspecified amount of damages. RE/MAX, LLC filed a motion to dismiss on October 18, 2024. On July 15, 2025, the court dismissed the lawsuit and Homie’s claims. Homie filed a notice of appeal on August 7, 2025, to the United States Circuit Court of Appeals for the Tenth Circuit. Oral argument was held on May 12, 2026. The Company intends to vigorously defend the appeal.

Canadian Competition Act Litigation and Settlement

On April 9, 2021, a putative class action claim (the “Sunderland Action”) was filed in the Federal Court of Canada against the Canadian Real Estate Association (“CREA”), Toronto Regional Real Estate Board, and multiple real estate companies, including RE/MAX Ontario-Atlantic Canada, Inc. (“REMAX OA”), which the Company acquired in July 2021, alleging violations of the Canadian Competition Act related to certain Canadian Real Estate Association rules and real estate commission practices. A similar national class action was filed on January 18, 2024 (the “McFall Action”). These cases are collectively referred to as the “Canadian competition litigations.” Refer to Item 8, Note 13, Commitments and Contingencies in the Company’s 2025 Annual Report on Form 10-K for further details.

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

The following table presents revenue from external customers by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Continuing franchise fees	$23,816	$26,484	$47,505	$53,310
Annual dues	7,360	7,693	14,918	15,482
Broker fees	14,118	13,454	26,729	24,885
Franchise sales and other revenue	3,530	3,205	10,228	9,635
Total Real Estate revenue	48,824	50,836	99,380	103,312
Continuing franchise fees	1,877	2,508	3,979	5,033
Franchise sales and other revenue	1,022	1,133	1,726	1,735
Total Mortgage revenue	2,899	3,641	5,705	6,768
Marketing Funds fees	16,787	18,273	33,653	37,137
Total revenue	$68,510	$72,750	$138,738	$147,217

The following table presents Selling, operating and administrative expenses by segment and includes a reconciliation of reportable segment expenses in Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Personnel	$16,941	$18,243	$35,976	$39,812
Professional fees	3,574	3,152	7,793	5,532
Lease costs	1,353	1,581	2,744	3,104
Events, travel and related costs	1,197	1,133	9,470	7,934
Other segment items (a)	4,837	4,340	10,863	9,755
Total Real Estate selling, operating and administrative expenses	27,902	28,449	66,846	66,137
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(3,880)	(5,414)	(9,505)	(11,586)
Total Real Estate expense in Adjusted EBITDA	$24,022	$23,035	$57,341	$54,551

Personnel	$2,981	$3,219	$6,370	$6,728
Professional fees	269	245	382	440
Lease costs	42	109	150	226
Events, travel and related costs	918	1,155	1,458	1,609
Other segment items (a)	770	696	1,656	1,746
Total Mortgage selling, operating and administrative expenses	4,980	5,424	10,016	10,749
Adjustments to arrive at segment expense in Adjusted EBITDA (b)	(228)	(263)	(778)	(803)
Total Mortgage expense in Adjusted EBITDA	$4,752	$5,161	$9,238	$9,946

Marketing Funds fees (c)	$16,787	$18,273	$33,653	$37,137
Other (d)	$—	$15	$—	$30
(a)	Other Segment items for each reportable segment include:

Real Estate – other technology expenses, bank fees, corporate administration expenses, commissions, insurance, property and other taxes, bad debt expense, and other miscellaneous expenses.

Mortgage – other technology expenses, commissions, bad debt expense, and other miscellaneous expenses.

(b)	The adjustment reconciles segment Selling, operating and administrative expenses to total segment expense included in the measure of segment Adjusted EBITDA. These adjustments contain certain non-cash items and other non-recurring cash charges or other items.
(c)	Marketing Funds fees are comprised of the Company’s marketing campaigns designed to build and maintain brand awareness and the development and operation of agent marketing technology. The Marketing Funds segment operates at no profit. See Note 2, Summary of Significant Accounting Policies, for additional information.
(d)	As of June 30, 2026, Other is not considered a reportable segment and is included in total Selling, operating and administrative expenses. See Note 2, Summary of Significant Accounting Policies, for additional information.

The following table presents a reconciliation of Adjusted EBITDA by segment to income (loss) before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Adjusted EBITDA: Real Estate	$24,802	$27,801	$42,039	$48,761
Adjusted EBITDA: Mortgage	(1,853)	(1,520)	(3,533)	(3,178)
Adjusted EBITDA: Total reportable segments (a)	22,949	26,281	38,506	45,583
Adjusted EBITDA: Other (a)	—	(15)	—	(30)
Settlement and impairment charges (b)	—	57	(8,500)	(562)
Equity-based compensation expense	(3,962)	(2,968)	(9,278)	(9,314)
Merger transaction costs (c)	(11,455)	—	(14,286)	—
Fair value adjustments to contingent consideration (d)	100	100	33	(16)
Restructuring charges (e)	(371)	(2,840)	(347)	(2,737)
Other adjustments (f)	(231)	(12)	(1,031)	(82)
Interest income	802	841	1,676	1,749
Interest expense	(7,169)	(7,982)	(14,327)	(15,906)
Depreciation and amortization	(5,870)	(6,601)	(11,745)	(13,190)
Income (loss) before provision for income taxes	$(5,207)	$6,861	$(19,299)	$5,495

(a)	The Marketing Funds segment operates at no profit. In addition, as of June 30, 2026, Other is not considered a reportable segment. See Note 2, Summary of Significant Accounting Policies, for additional information.
(b)	For the six months ended June 30, 2026, represents the settlement of an industry class-action lawsuit. See Note 11, Commitments and Contingencies, for additional information. During the six months ended June 30, 2025, represents the settlement of an immaterial legal matter and an immaterial impairment recognized on an office lease in Canada. See Note 2, Summary of Significant Accounting Policies, for additional information on the Company’s leases.
(c)	Represents transaction-related expenses incurred in connection with the Merger which primarily consist of legal, advisory, and other professional service fees. See Note 2, Summary of Significant Accounting Policies, for additional information.
(d)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements, for additional information.
(e)	During the second quarter of 2026 and 2025, the Company restructured its support services intended to further enhance the overall customer experience. See Note 2, Summary of Significant Accounting Policies, for additional information.
(f)	Other adjustments are primarily disposition and acquisition-related expenses and losses on disposal of assets for the three and six months ended June 30, 2026.

The following table presents total assets of the Company’s segments (in thousands):

	June 30,	December 31,
	2026	2025
Real Estate	$494,549	$504,451
Marketing Funds	24,604	28,192
Mortgage	48,273	49,832
Total assets	$567,426	$582,475

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “intend,” “expect,” “estimate,” “plan,” “outlook,” “project,” “anticipate,” “may,” “will,” “would” and other similar words and expressions that predict or indicate future events or trends that are not statements of historical matters. Forward-looking statements include statements related to: agent count; franchise sales; Motto open offices; our business model; cost structure; balance sheet; revenue; operating expenses; financial outlook; return of capital, including dividends and our share repurchase program; non-GAAP financial measures; assets and liabilities held for sale; uncertain tax positions; fee waivers; housing and mortgage market conditions and trends; economic and demographic trends; competition; the anticipated benefits of our strategic initiatives; our anticipated sources and uses of liquidity including for potential acquisitions; the expected completion of the Merger with The Real Brokerage Inc. and the timing thereof; the ability to satisfy closing conditions, including receipt of stockholder and regulatory approvals; the expected refinancing of our existing indebtedness in connection with the Merger; the anticipated impact of the Merger on the Company's business, financial condition, results of operations and liquidity; the expected termination of the TRA upon closing of the Merger; restrictions on the conduct of our business during the pendency of the Merger; capital expenditures; future litigation expenses, including antitrust litigations; our credit agreement including total leverage ratio and any future excess cash flow payments; our strategic and operating plans and business models including our efforts to accelerate the growth of our businesses; the long-term benefits of our strategic growth initiatives including mitigation of economic downturns; and strategic investments in the Mortgage business.

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

Arrangement Agreement and Plan of Merger

On April 26, 2026, we entered into a definitive Arrangement Agreement and Plan of Merger (as may be amended, modified or supplemented from time to time, the “Merger Agreement”) with The Real Brokerage Inc. ("Real"), under which a newly formed holding company, Real REMAX Group Inc., will acquire both the Company and Real (the “Merger”). Under the terms of the Merger Agreement, holders of our Class A common stock will have the right to elect to receive either shares of Real REMAX Group Inc. common stock or cash, subject to proration within specified minimum and maximum aggregate cash amounts. Concurrently, we entered into an amendment to the Tax Receivable Agreement with RIHI, Inc. that will terminate the RIHI TRA agreement upon closing of the transaction, with no payments to be made thereunder. The transaction is expected to close in the second half of 2026, subject to customary closing conditions, including regulatory and stockholder approvals. On July 13, 2026, the U.S. Department of Justice granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), related to the Merger. The transaction remains subject to the satisfaction of the remaining closing conditions set forth in the Merger Agreement, including approval by the shareholders of both companies at their respective special meetings to be held on August 14, 2026. See Note 2, Summary of Significant Accounting Policies, to the accompanying unaudited Condensed Consolidated Financial Statements for additional information.

For additional information on the Merger, see the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2026.

Financial and Operational Highlights – Three Months and Period Ended June 30, 2026

(Compared to the three months and the period ended June 30, 2025, unless otherwise noted)

●	Total revenue of $68.5 million, a decrease of 5.8% from the prior year.
●	Revenue excluding the Marketing Funds (a) decreased 5.1% to $51.7 million, driven by negative organic revenue growth(b) of 5.1% and flat foreign currency movements.
●	Net income (loss) attributable to RE/MAX Holdings, Inc. of ($4.3) million, compared to $4.7 million in the prior year.
●	Adjusted EBITDA(c) decreased 12.6% to $22.9 million and Adjusted EBITDA margin(c) decreased to 33.5% from the prior year.
●	Total agent count increased 1.5% to 149,267 agents.
●	U.S. and Canada combined agent count decreased 2.2% to 72,968 agents.
●	Total open Motto Mortgage offices decreased 32.0% to 149 offices.

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

In the second quarter of 2026, we maintained our record global network agent count with over 149,000 agents, reflecting continued quarters of improvement of the downward trend in U.S. agent count performance and relatively flat activity in Canada, despite challenging housing and mortgage market conditions and broader economic uncertainty. Despite this operational improvement, the aforementioned macroeconomic factors continued to pressure U.S. RE/MAX agent count, Motto Mortgage office count and consolidated revenue.

In response to these conditions, we remain focused on initiatives designed to enhance our value proposition for franchisees and agents by improving recruiting and onboarding and increasing flexibility by aligning economics more closely with transaction activity. During the last year, we have launched new products within our Marketing Studio

(formerly known as “Marketing as a Service (MaaS)”) and introduced new optional performance‑based economic models, including Aspire℠, Ascend℠ and Appreciate℠, which are intended to lower fixed costs, shift fees toward variable structures and better support agent productivity and franchisee cash flow. Adoption of these programs began during 2025, and early results have been encouraging.

Continued investments in technology and marketing solutions designed to support affiliate success and diversify revenue include our Marketing Studio and ongoing enhancements to our consumer‑facing websites.

Additionally, in early 2026, we announced our participation with Zillow related to its Zillow Preview service. This program provides participating REMAX brokerages with the opportunity to promote pre‑market or “coming soon” listings, that are not yet active in the MLS, through Zillow’s platform, expanding listing exposure to a broad consumer audience while supporting transparency and consumer choice and adhering to local MLS rules and regulations. We believe this initiative enhances our affiliates’ marketing capabilities and complements our broader focus on technology, distribution and consumer engagement.

These enhancements contributed to renewed momentum in agent recruitment, including the largest conversion in Company history in January 2026, when more than 1,200 agents across 17 offices joined the REMAX network in the Greater Toronto Area and the largest conversion in U.S. history in March 2026, when more than 300 agents across 7 offices joined the REMAX network in Rhode Island.

Collectively, these initiatives reflect our strategic focus on navigating market softness while positioning the business for longer‑term growth.

Selected Operating and Financial Highlights

The following tables summarize several key performance indicators and our results of operations.

	June 30,		2026 vs. 2025
	2026	2025	#	%
Agent Count:
U.S.
Company-Owned Regions	41,240	43,363	(2,123)	(4.9)%
Independent Regions	5,930	6,306	(376)	(6.0)%
U.S. Total	47,170	49,669	(2,499)	(5.0)%
Canada
Company-Owned Regions	20,782	20,060	722	3.6%
Independent Regions	5,016	4,906	110	2.2%
Canada Total	25,798	24,966	832	3.3%
U.S. and Canada Total	72,968	74,635	(1,667)	(2.2)%
Outside U.S. and Canada
Independent Regions	76,299	72,438	3,861	5.3%
Outside U.S. and Canada Total	76,299	72,438	3,861	5.3%
Total	149,267	147,073	2,194	1.5%

REMAX open offices:
U.S.	2,911	3,030	(119)	(3.9)%
Canada	925	933	(8)	(0.9)%
U.S. and Canada Total	3,836	3,963	(127)	(3.2)%
Outside U.S. and Canada	4,635	4,617	18	0.4%
Total	8,471	8,580	(109)	(1.3)%

Motto open offices (1):	149	219	(70)	(32.0)%

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	#	%
REMAX franchise sales:
U.S.	42	35	7	20.0%
Canada	31	17	14	82.4%
U.S. and Canada Total (2)	73	52	21	40.4%
Outside U.S. and Canada	187	253	(66)	(26.1)%
Total	260	305	(45)	(14.8)%

Motto franchise sales:	—	5	(5)	(100.0)%
(1)	During the first and second quarters of 2026, we made the strategic decision to terminate approximately 22 Motto franchisees who were receiving significant financial relief or were otherwise not performing from an operational perspective. As a result, fewer Motto franchisees were receiving short-term financial assistance as of June 30, 2026. As of June 30, 2026, and 2025, there were 15 and 59 offices, respectively, that we are offering short-term financial relief and are temporarily either not being billed and/or having associated revenue recognized.
(2)	Franchise sales include team office sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenue	$68,510	$72,750	$138,738	$147,217
Total selling, operating and administrative expenses	$32,882	$33,888	$76,862	$76,916
Operating income (loss)	$1,516	$14,045	$(6,308)	$19,412
Net income (loss)	$(6,764)	$6,698	$(22,473)	$3,462
Net income (loss) attributable to RE/MAX Holdings, Inc.	$(4,295)	$4,685	$(14,036)	$2,727
Adjusted EBITDA (1)	$22,949	$26,266	$38,506	$45,553
Adjusted EBITDA margin (1)	33.5%	36.1%	27.8%	30.9%

(1)	See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of the differences between Adjusted EBITDA and net income (loss), which is the most comparable U.S. GAAP measure for operating performance. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenue.

Results of Operations

Comparison of the Three Months Ended June 30, 2026, and 2025

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2026	2025	$	%
Revenue:
Continuing franchise fees	$25,693	$28,992	$(3,299)	(11.4)%
Annual dues	7,360	7,693	(333)	(4.3)%
Broker fees	14,118	13,454	664	4.9%
Marketing Funds fees	16,787	18,273	(1,486)	(8.1)%
Franchise sales and other revenue	4,552	4,338	214	4.9%
Total revenue	$68,510	$72,750	$(4,240)	(5.8)%

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to incentives related to modifications to the Company’s standard fee models, including the Aspire and Ascend programs, which resulted in a partially offsetting increase in Broker fees in addition to a reduction in U.S. agent count and lower Mortgage segment revenue.

Broker Fees

Revenue from Broker fees slightly increased primarily due to an increase in average transactions per agent and an increase in average home sales prices in the U.S., partially offset by the impact of recognizing Broker fees ratably throughout the year in the U.S. and Canada for commission capped programs such as Aspire, and due to incentives related to certain modifications to the Company’s standard fee models, including the Aspire and Ascend programs, which resulted in a partially offsetting decrease to Continuing franchise fees in addition to a reduction in U.S. agent count.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to incentives related to modifications to the Company’s standard fee models, including the Aspire and Ascend programs and a reduction in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to higher revenue from Marketing Studio and higher advertising revenue on our flagship websites. These increases were partially offset by lower revenue from previous acquisitions (excluding Independent Region acquisitions), lower Mortgage segment revenue and declines in revenue from our preferred marketing arrangements.

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2026	2025	$	%
Revenue excluding the Marketing Funds:
Total revenue	$68,510	$72,750	$(4,240)	(5.8)%
Less: Marketing Funds fees	16,787	18,273	(1,486)	(8.1)%
Revenue excluding the Marketing Funds	$51,723	$54,477	$(2,754)	(5.1)%

Revenue excluding the Marketing Funds decreased due to a decline in organic revenue of 5.1%. Negative organic revenue growth was driven by modifications to the Company’s standard fee models, including the Aspire and Ascend programs, a decrease in U.S. agent count and lower Mortgage segment revenue; partially offset by an increase in Broker fees primarily from increases in average transactions per agent and average home sale prices in the U.S.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2026	2025	$	%
Operating expenses:
Selling, operating and administrative expenses	$32,882	$33,888	$1,006	3.0%
Marketing Funds expenses	16,787	18,273	1,486	8.1%
Depreciation and amortization	5,870	6,601	731	11.1%
Merger transaction costs	11,455	—	(11,455)	n/m
Settlement and impairment charges	—	(57)	(57)	n/m
Total operating expenses	$66,994	$58,705	$(8,289)	(14.1)%
Percent of revenue	97.8%	80.7%

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

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2026	2025	$	%
Selling, operating and administrative expenses:
Personnel	$19,922	$21,462	$1,540	7.2%
Professional fees	3,843	3,397	(446)	(13.1)%
Lease costs	1,395	1,690	295	17.5%
Other	7,722	7,339	(383)	(5.2)%
Total selling, operating and administrative expenses	$32,882	$33,888	$1,006	3.0%
Percent of revenue	48.0%	46.6%

Total Selling, operating and administrative expenses decreased as follows:

●	Personnel expenses decreased primarily due to a decrease in severance expenses and an increase in costs charged to the Marketing Funds, see Note 2, Summary of Significant Accounting Policies for additional information, and lower headcount resulting in lower employee compensation and benefit related costs. The decrease in personnel expenses was partially offset by an increase in equity-based compensation and an increase in the corporate bonus versus the prior year.
●	Professional fees increased primarily due to higher investments in technology and our flagship websites.
●	Other selling, operating and administrative expenses increased due to higher expenses from other events.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower franchise agreement amortization expense from prior years Independent Region acquisitions becoming fully amortized and from the sale and disposal of assets.

Merger Transactions Costs

Merger transaction costs are expenses incurred in connection with the Merger which primarily consist of legal, advisory, and other professional service fees. See Note 2, Summary of Significant Accounting Policies, for additional information.

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2026	2025	$	%
Other expenses, net:
Interest expense	$(7,169)	$(7,982)	$813	10.2%
Interest income	802	841	(39)	(4.6)%
Foreign currency transaction gains (losses)	(356)	(43)	(313)	n/m
Total other expenses, net	$(6,723)	$(7,184)	$461	6.4%
Percent of revenue	9.8%	9.9%

n/m - not meaningful

Other expenses, net decreased primarily due to a decrease in interest expense due to lower interest rates and a decrease in interest income due to lower interest rate yields and declines in investable balances. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian dollar. The Canadian dollar weakened relative to the U.S. dollar during the three months ended June 30, 2026, while the Canadian dollar strengthened relative to the U.S. dollar during the three months ended June 30, 2025, contributing to the change in foreign currency transaction gains (losses).

Provision for Income Taxes

The comparison of effective income tax rates (“EITR”) for the three months ended June 30, 2026, and June 30, 2025, is not meaningful. In the second quarter of both 2026 and 2025, the EITR was primarily impacted by foreign taxes on overseas income and valuation allowances related to U.S. foreign tax credits.

In addition, our EITR depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings allocated to the non-controlling interests is not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a flow-through entity, as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 9, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $22.9 million for the three months ended June 30, 2026, a decrease of $3.3 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to lower total revenue driven by modifications to the Company’s standard fee models, including the Aspire and Ascend programs, a reduction in U.S. agent count and higher investments in technology; partially offset by an increase in Broker fees.

Comparison of the Six Months Ended June 30, 2026, and 2025

Revenue

A summary of the components of our revenue is as follows (in thousands except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2026	2025	$	%
Revenue:
Continuing franchise fees	$51,484	$58,343	$(6,859)	(11.8)%
Annual dues	14,918	15,482	(564)	(3.6)%
Broker fees	26,729	24,885	1,844	7.4%
Marketing Funds fees	33,653	37,137	(3,484)	(9.4)%
Franchise sales and other revenue	11,954	11,370	584	5.1%
Total revenue	$138,738	$147,217	$(8,479)	(5.8)%

Continuing Franchise Fees

Revenue from Continuing franchise fees decreased primarily due to incentives related to modifications to the Company’s standard fee models, including the Aspire and Ascend programs, which resulted in a partially offsetting increase in Broker fees in addition to a reduction in U.S. agent count and lower Mortgage segment revenue.

Broker Fees

Revenue from Broker fees increased primarily due an increase in the average transactions per agent and to the impact of recognizing Broker fees ratably throughout the year in the U.S. and Canada for commission capped programs such as Aspire, and due to incentives related to certain modifications to the Company’s standard fee models, including the Aspire and Ascend programs, which resulted in a partially offsetting decrease to Continuing franchise fees. Broker fees also slightly increased due to increases to the average home sales price in the U.S. These increases were partially offset by a reduction in U.S. agent count.

Marketing Funds Fees and Marketing Funds Expenses

Revenue from Marketing Funds fees decreased primarily due to incentives related to modifications to the Company’s standard fee models, including the Aspire and Ascend programs and a reduction in U.S. agent count. We recognize an equal and offsetting amount of expenses to revenue such that there is no impact to our overall profitability.

Franchise Sales and Other Revenue

Franchise sales and other revenue increased primarily due to higher revenue from Marketing Studio revenue, higher advertising revenue on our flagship websites, revenue from preferred marketing arrangements, as well as revenue from our Lead Concierge Program. These increases were partially offset by lower revenue from previous acquisitions (excluding Independent Region acquisitions), a decrease in franchise sales and lower Mortgage segment revenue.

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2026	2025	$	%
Revenue excluding the Marketing Funds:
Total revenue	$138,738	$147,217	$(8,479)	(5.8)%
Less: Marketing Funds fees	33,653	37,137	(3,484)	(9.4)%
Revenue excluding the Marketing Funds	$105,085	$110,080	$(4,995)	(4.5)%

Revenue excluding the Marketing Funds decreased due to a decline in organic revenue of 4.9%, partially offset by foreign currency movements of 0.4%. Negative organic revenue growth was driven by modifications to the Company’s standard fee models, including the Aspire and Ascend programs, a decrease in U.S. agent count and lower Mortgage segment revenue; partially offset by an increase in Broker fees primarily due to increases to the average transactions per agent, incentives related to modifications to the Company’s standard fee models, including Aspire and Ascend and higher average home sales prices in the U.S.

Operating Expenses

A summary of the components of our operating expenses is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2026	2025	$	%
Operating expenses:
Selling, operating and administrative expenses	$76,862	$76,916	$54	0.1%
Marketing Funds expenses	33,653	37,137	3,484	9.4%
Depreciation and amortization	11,745	13,190	1,445	11.0%
Merger transaction costs	14,286	—	(14,286)	n/m
Settlement and impairment charges	8,500	562	(7,938)	n/m
Total operating expenses	$145,046	$127,805	$(17,241)	(13.5)%
Percent of revenue	104.5%	86.8%

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

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2026	2025	$	%
Selling, operating and administrative expenses:
Personnel	$42,346	$46,540	$4,194	9.0%
Professional fees	8,175	5,972	(2,203)	(36.9)%
Lease costs	2,894	3,330	436	13.1%
Other	23,447	21,074	(2,373)	(11.3)%
Total selling, operating and administrative expenses	$76,862	$76,916	$54	0.1%
Percent of revenue	55.4%	52.2%

Total Selling, operating and administrative expenses remained flat with the prior year driven by:

●	Personnel expenses decreased primarily due to a decrease in severance expenses and an increase in costs charged to the Marketing Funds, see Note 2, Summary of Significant Accounting Policies for additional information. Also contributing to the decrease was lower headcount resulting in lower employee compensation and benefit-related costs, and lower recruiting expenses, partially offset by an increase in the corporate bonus versus the prior year.
●	Professional fees increased primarily due to higher investments in technology and our flagship websites.

●	Other selling, operating and administrative expenses increased due to increased expenses from our annual REMAX agent convention and other events.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to lower franchise agreement amortization expense from prior years Independent Region acquisitions becoming fully amortized and the sale and disposal of assets.

Merger Transactions Costs

Merger transaction costs are expenses incurred in connection with the Merger which primarily consist of legal, advisory, and other professional service fees. See Note 2, Summary of Significant Accounting Policies, for additional information.

Settlement and Impairment Charges

During the first quarter of 2026, we entered into a Stipulation and Agreement of Settlement (the “Batton Settlement”) for $8.5 million to resolve all remaining claims against RE/MAX, LLC in the Batton Action that were not previously released in the U.S. Settlement Agreement from 2023. This was recorded to “Settlement and impairment charges” within the Condensed Consolidated Statements of Income (Loss) with a corresponding amount recorded to “Accrued liabilities” within the Condensed Consolidated Balance Sheets. The Batton Settlement was granted preliminary approval on March 31, 2026 and final approval by the court on August 4, 2026. The Batton Settlement will become effective following any appeals process, if applicable.

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

Other Expenses, Net

A summary of the components of our Other expenses, net is as follows (in thousands, except percentages):

	Six Months Ended		Change
	June 30,		Favorable/(Unfavorable)
	2026	2025	$	%
Other expenses, net:
Interest expense	$(14,327)	$(15,906)	$1,579	9.9%
Interest income	1,676	1,749	(73)	(4.2)%
Foreign currency transaction gains (losses)	(340)	240	(580)	n/m
Total other expenses, net	$(12,991)	$(13,917)	$926	6.7%
Percent of revenue	9.4%	9.5%

n/m - not meaningful

Other expenses, net decreased primarily due to a decrease in interest expense due to lower interest rates and a slight decrease in interest income due to lower interest rate yields and declines in investable balances. See Note 7, Debt for more information. Foreign currency transaction gains (losses) are primarily the result of transactions denominated in the Canadian dollar. The Canadian dollar weakened relative to the U.S. dollar during the six months ended June 30, 2026 compared to December 31, 2025, while the Canadian dollar strengthened relative to the U.S. dollar during the six months ended June 30, 2025 compared to December 31, 2024, contributing to the change in foreign currency transaction gains (losses).

Provision for Income Taxes

The comparison of effective income tax rates (“EITR”) for the six months ended June 30, 2026, and June 30, 2025, is not meaningful. For the first six months of both 2026 and 2025, the EITR was primarily impacted by foreign taxes on overseas income and valuation allowances related to U.S. foreign tax credits.

In addition, our EITR depends on many factors, including a rate benefit attributable to the fact that the portion of RMCO’s earnings allocated to the non-controlling interests is not subject to corporate-level taxes because RMCO is classified as a partnership for U.S. federal income tax purposes and therefore is treated as a flow-through entity, as well as annual changes in state tax rates and foreign income tax expense. See Note 3, Non-controlling Interest to the accompanying unaudited condensed consolidated financial statements for further details on the allocation of income taxes between Holdings and the non-controlling interest and see Note 9, Income Taxes for additional information.

Adjusted EBITDA

See “—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and for further discussion of our presentation of Adjusted EBITDA as well as a reconciliation of Adjusted EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance.

Adjusted EBITDA was $38.5 million for the six months ended June 30, 2026, a decrease of $7.0 million from the comparable prior year period. Adjusted EBITDA decreased primarily due to lower total revenue driven by modifications to the Company’s standard fee models, including the Aspire and Ascend programs and a reduction in U.S. agent count, increases to events-related expenses, and investments in technology; partially offset by an increase in Broker fees and lower personnel expenses.

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

We define Adjusted EBITDA as EBITDA (consolidated net income (loss) before depreciation and amortization, interest expense, interest income and the provision for income taxes, each of which is presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), adjusted for the impact of the following items that are either non-cash or that we do not consider representative of our ongoing operating performance: gain or loss on sale or disposition of assets and sublease, settlement and impairment charges, equity-based compensation expense, acquisition-related expense, gains or losses from changes in the tax receivable agreement liability, expense or income related to changes in the fair value measurement of contingent consideration, restructuring charges, transaction costs related to the Merger and other non-recurring items.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

●	these measures do not reflect changes in, or cash requirements for, our working capital needs;
●	these measures do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
●	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;
●	these measures do not reflect the cash requirements to pay dividends to stockholders of our Class A common stock and tax and other cash distributions to our non-controlling unitholders;

●	these measures do not reflect the cash requirements pursuant to the Tax Receivable Agreements (“TRAs”);
●	these measures do not reflect the cash requirements for share repurchases;
●	these measures do not reflect the cash requirements for the settlements of certain industry class-action lawsuits and other legal settlements;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements;
●	although equity-based compensation is a non-cash charge, the issuance of equity-based awards may have a dilutive impact on earnings per share; and
●	other companies may calculate these measures differently, so similarly named measures may not be comparable.

A reconciliation of Adjusted EBITDA to net income (loss) is set forth in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$(6,764)	$6,698	$(22,473)	$3,462
Depreciation and amortization	5,870	6,601	11,745	13,190
Interest expense	7,169	7,982	14,327	15,906
Interest income	(802)	(841)	(1,676)	(1,749)
Provision for income taxes	1,557	163	3,174	2,033
EBITDA	7,030	20,603	5,097	32,842
Settlement and impairment charges (1)	—	(57)	8,500	562
Merger transaction costs (2)	11,455	—	14,286	—
Equity-based compensation expense	3,962	2,968	9,278	9,314
Fair value adjustments to contingent consideration (3)	(100)	(100)	(33)	16
Restructuring charges (4)	371	2,840	347	2,737
Other adjustments (5)	231	12	1,031	82
Adjusted EBITDA	$22,949	$26,266	$38,506	$45,553

(1)	For the six months ended June 30, 2026, represents the settlement of an industry class-action lawsuit. See Note 11, Commitments and Contingencies, for additional information. During the six months ended June 30, 2025, represents the settlement of an immaterial legal matter and an immaterial impairment recognized on an office lease in Canada. See Note 2, Summary of Significant Accounting Policies, for additional information on the Company’s leases.
(2)	Represents transaction-related expenses incurred in connection with the Merger which primarily consist of legal, advisory, and other professional service fees. See Note 2, Summary of Significant Accounting Policies, for additional information.
(3)	Fair value adjustments to contingent consideration include amounts recognized for changes in the estimated fair value of the contingent consideration liabilities. See Note 8, Fair Value Measurements for additional information.
(4)	During the second quarter of 2026 and 2025, the Company restructured its support services intended to further enhance the overall customer experience. See Note 2, Summary of Significant Accounting Policies, for additional information.
(5)	Other adjustments are primarily disposition and acquisition-related expenses and losses on disposal of assets for the three and six months ended June 30, 2026.

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

We calculate the TLR quarterly and it is based on RE/MAX, LLC’s consolidated indebtedness and consolidated EBITDA on a trailing twelve-month basis, both defined in the Senior Secured Credit Facility. For the twelve-month period ending June 30, 2026, RE/MAX, LLC’s consolidated EBITDA, as defined in the Senior Secured Credit Facility, was $87.3 million and as of June 30, 2026, the TLR was 3.71:1.

With certain exceptions, any default under any of our other agreements evidencing indebtedness in the amount of $15.0 million or more constitutes an event of default under the Senior Secured Credit Facility.

Borrowings under the term loans and revolving loans accrue interest, at our option on (a) the adjusted forward-looking term rate based on the Term Secured Overnight Financing Rate (“Adjusted Term SOFR”), provided the Adjusted Term SOFR shall be no less than 0.50% plus an applicable margin of 2.50% or (b) the greatest of (i) the prime rate as quoted by the Wall Street Journal, (ii) the NYFRB Rate (as defined in the Senior Secured Credit Facility) plus 0.50% and (iii) the one-month Adjusted Term SOFR plus 1.00%, (such greatest rate, the “ABR”), provided the ABR shall be no less than 1.50%, plus in each case, an applicable margin of 1.50%. As of June 30, 2026, the interest rate on the term loan facility was 6.3%.

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

As of June 30, 2026, we had $437.0 million of term loans outstanding and no revolving loans outstanding under our Senior Secured Credit Facility.

Sources and Uses of Cash

As of June 30, 2026, and December 31, 2025, we had $112.4 million and $118.7 million, respectively, of cash and cash equivalents, of which approximately $33.7 million and $29.8 million, respectively, were denominated in foreign currencies.

The following table summarizes our cash flows from operating, investing, and financing activities (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Cash provided by (used in):
Operating activities	$4,328	$10,213
Investing activities	(5,082)	(3,307)
Financing activities	(6,769)	(7,794)
Effect of exchange rate changes on cash	(1,462)	1,393
Net change in cash, cash equivalents and restricted cash	$(8,985)	$505

Operating Activities

Cash from operating activities decreased primarily due to a decrease in Adjusted EBITDA, higher spend in the Marketing Funds, an increase in transaction costs paid related to the Merger and timing differences on various operating assets and liabilities, partially offset by lower payments of certain employee-related liabilities and lower interest payments.

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

Acquisitions

As part of our growth strategy, we may pursue additional acquisitions or investments in complementary businesses, services and technologies that would provide access to new markets, revenue streams, or otherwise complement our existing operations; however, as described in Note 2, Summary of Significant Accounting Policies, on April 26, 2026, we entered into the Merger Agreement that contains customary covenants that place certain restrictions on our ability to pursue additional acquisitions or investments. We may fund any such growth with various sources of capital including existing cash balances and cash flow from operations, as well as proceeds from debt financings including under existing credit facilities or new arrangements raised in the public capital markets.

Capital Expenditures

The total aggregate amount for purchases of property and equipment and capitalization of developed software was $5.1 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. These amounts primarily relate to investments in capitalizable technology, in particular with respect to our flagship websites www.remax.com and www.remax.ca. We plan to continue to re-invest in our business in order to improve operational efficiencies and enhance the tools and services provided to the affiliates in our networks. See Financial and Operational Highlights above for additional information.

Return of Capital

In the fourth quarter of 2023, our Board of Directors suspended our quarterly dividend. In light of the litigation settlements (as further discussed in Note 11, Commitments and Contingencies) and ongoing challenging housing and mortgage market conditions, our Board of Directors suspended our quarterly dividend and therefore no dividends have been paid since.

Our Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program does not obligate the Company to purchase any amount of common stock and does not have an expiration date. During the six months ended June 30, 2026, and 2025, we did not repurchase any shares of our Class A common stock. As of June 30, 2026, $62.5 million remained available under the share repurchase authorization. During the pendency of the Merger, the Merger Agreement contains customary covenants that place certain restrictions on our ability to repurchase shares or declare dividends outside the ordinary course of business without the prior consent of Real.

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

Distributions and Other Payments to Non-controlling Unitholders by RMCO

Distributions and other payments paid to non-controlling unitholders pursuant to the RMCO, LLC Agreement were immaterial for the three months and six months ended June 30, 2026 and 2025. Payments pursuant to the TRAs were $1.3 million and $0.8 million for the six months ended June 30, 2026, and 2025, respectively.

As described in Note 2, Summary of Significant Accounting Policies, concurrent with the execution of the Merger Agreement, we entered into Amendment No. 1 to the Tax Receivable Agreement (the “RIHI TRA Amendment”) with RIHI, Inc. (“RIHI”), which will terminate the RIHI TRA agreement upon closing of the Merger with no further payments to be made thereunder. If a Qualifying Change of Control does not occur within eighteen months of the date of the RIHI TRA Amendment, the RIHI TRA Amendment will be void and of no further effect.

Commitments and Contingencies

See Note 11, Commitments and Contingencies, to the accompanying unaudited condensed consolidated financial statements for additional information.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of June 30, 2026.

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

Credit Risk

We are exposed to credit risk related to receivables from franchisees. We perform quarterly reviews of credit exposure above an established threshold for each franchisee and are in regular communication with those franchisees about their balance. For significant delinquencies, we will terminate the franchise. For the six months ended June 30, 2026 and 2025, bad debt expense was 1.1% and 1.3% of revenue, respectively.

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Senior Secured Credit Facility which bear interest at variable rates. On June 30, 2026, $437.0 million in term loans were outstanding under our Senior Secured Credit Facility. We currently do not engage in any interest rate hedging activity, but given our variable rate borrowings, we monitor interest rates and if appropriate, may engage in hedging activity prospectively. The interest rate on our Senior Secured Credit Facility is based on Adjusted Term SOFR, subject to a floor of 0.50%, plus an applicable margin of 2.50%.

As of June 30, 2026, the interest rate was 6.3%. If our rate is above the floor, then each hypothetical 0.25% increase would result in additional annual interest expense of $1.1 million. To mitigate a portion of this risk, we invest our cash balances in short-term investments that earn interest at variable rates.

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

During the three and six months ended June 30, 2026, a hypothetical 5% strengthening/weakening in the value of the U.S. dollar compared to the Canadian dollar would have resulted in a decrease/increase to operating income (loss) of approximately $0.4 and $0.8 million, respectively, related to currency risk (a) above.

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

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2026 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see “Risk Factors” in our 2025 Annual Report on Form 10-K. Other than as described below, there have been no material changes to the risk factors as disclosed in our 2025 Annual Report on Form 10-K.

Risks Relating to the Merger

The Merger, the pendency of the Merger or our failure to consummate the Merger could have a material adverse effect on our business, results of operations, financial condition and the price of our Class A common stock.

On April 26, 2026, we entered into an Arrangement Agreement and Plan of Merger (as may be amended, modified or supplemented from time to time, the "Merger Agreement") by and among the Company, The Real Brokerage Inc., a company existing under the laws of the Province of British Columbia ("Real"), Rome Wildlife, Inc., a Delaware corporation ("New Wildlife"), and certain other merger subsidiaries of New Wildlife, pursuant to which New Wildlife will acquire the Company and Real (the "Merger"). The Merger is subject to certain closing conditions, including adoption of the Merger Agreement by our stockholders, approval of the Arrangement by Real's shareholders, regulatory approvals, consummation of the RIHI Merger, and such other conditions to completion as set forth in the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Our ongoing business may be materially adversely affected by the announcement or the pendency of the Merger, and we would be subject to a number of risks, including the following:

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

If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our Class A common stock, particularly to the extent that the current market price of our Class A common stock reflects an assumption that the Merger will be completed. If the Merger is not consummated, investor confidence could decline, stockholder litigation could be brought against us, our directors and/or officers, relationships with existing and prospective agents, franchisees, customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to attract or retain key personnel, our employees could be distracted and their productivity decline and profitability may be adversely impacted due to costs incurred in connection with the Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares traded prior to the announcement of the Merger. If the Merger is not consummated, including as a result of our stockholders failing to adopt the Merger Agreement or Real's shareholders failing to approve the Arrangement, our stockholders will not receive any Merger Consideration in connection with the

Merger. Instead, we will remain a public company, our Class A common stock will continue to be listed and traded on the New York Stock Exchange and registered under the Securities Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC. In addition, if the Merger Agreement is terminated under certain specified circumstances, we may be required to pay a termination fee to Real, which could have a material adverse effect on our financial condition and liquidity.

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

The Merger is subject to adoption by our stockholders, approval by Real's shareholders and the satisfaction of other closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, or at all.

The Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which are beyond our control. Completion of the Merger is subject to a number of closing conditions, including, among others, (1) the adoption of the Merger Agreement by the affirmative vote of the holders of not less than a majority of the voting power of all issued and outstanding shares of Company common stock, (2) the approval of the Arrangement by the requisite vote of Real's shareholders, (3) the authorization for listing on Nasdaq of the New Wildlife common stock to be issued in the Merger and the Arrangement, (4) the consummation of the RIHI Merger, (5) the obtaining of the Final Order under the Business Corporations Act (British Columbia), (6) the absence of any injunction, order or law prohibiting the Merger or the Arrangement, and (7) the absence of a "Company Material Adverse Effect" or a "Parent Material Adverse Effect" (each as defined in the Merger Agreement). We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Other developments beyond our control, including, but not limited to, changes in domestic or global economic, political or industry conditions, or changes in U.S. or Canadian regulatory requirements, may affect the timing or success of the Merger. Additionally, under circumstances specified in the Merger Agreement, we or Real may terminate the Merger Agreement, including if the Merger has not closed within nine months after the execution of the Merger Agreement (subject to two automatic extensions of forty-five days each if, on each such date, all of the closing conditions, except those relating to certain regulatory approvals, have been satisfied or waived). Any adverse consequence of the Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

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

Uncertainty as to the future could adversely affect our business and our relationships with agents, franchisees and other third parties. For example, certain of our franchisees or agents may decide to leave our network or affiliate with competing brands as a result of the Merger, and prospective franchisees or agents may delay or decline to enter into new franchise agreements or affiliation arrangements with us, which could result in a permanent loss of such franchisees or agents even if the Merger is not consummated. Similarly, brokers and loan originators operating under the Motto Mortgage brand may experience uncertainty regarding the future of the Motto franchise system following the Merger. In addition, third-party vendors, technology partners, referral sources and other business partners may seek to modify, renegotiate or terminate their relationships with us as a result of uncertainty surrounding the Merger. Changes to or termination of existing business relationships could adversely affect our agent count, franchise sales, revenue, earnings and financial condition, as well as the market price of our Class A common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

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

Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, results of operations and financial condition. Any such delay could also result in the Merger not being consummated before the Outside Date (as defined in the Merger Agreement), which could give rise to termination rights under the Merger Agreement. Even if we are ultimately successful in defending against such claims, the costs and distraction of litigation during the pendency of the Merger could materially and adversely affect our business, results of operations and financial condition, as well as the price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a common stock repurchase program of up to $100 million. The share repurchase program has no expiration date and may be suspended or discontinued at any time. There was no share repurchase activity during the three months ended June 30, 2026. As of June 30, 2026, $62.5 million remains under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the six months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 3, 2021, by and among A La Carte U.S., LLC, A La Carte Investments Canada, Inc., RE/MAX, LLC, Brodero Holdings, Inc., and Fire-Ball Holdings Corporation, Ltd.	8-K	001-36101	6/3/2021	2.1

2.2	Arrangement Agreement and Plan of Merger, dated as of April 26, 2026, by and among The Real Brokerage Inc., RE/MAX Holdings, Inc., Rome Wildlife, Inc., Wildlife Acquisition I Corp., Wildlife Acquisition II LLC and 1587802 B.C. Unlimited Liability Company.	8-K	001-36101	4/28/2026	2.1

2.3	Agreement and Plan of Merger, dated as of April 26, 2026, by and among RE/MAX Holdings, Inc., Rhino Merger Sub I, Inc., Rhino Merger Sub II, LLC and RIHI, Inc.	8-K	001-36101	4/28/2026	2.2

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-36101	11/14/2013	3.1

3.2	Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	2/22/2018	3.1

3.3	Amendment No. 1 to Amended and Restated Bylaws of RE/MAX Holdings, Inc.	8-K	001-36101	5/31/2023	3.1

4.1	Form of RE/MAX Holdings, Inc.’s Class A common stock certificate.	S-1	333-190699	9/27/2013	4.1

10.1*	Voting and Support Agreement, dated as of April 26, 2026, by and among RE/MAX Holdings, Inc., The Real Brokerage Inc. and the stockholder parties thereto.	8-K	001-36101	4/28/2026	10.1

10.2*	Voting and Support Agreement, dated as of April 26, 2026, by and among RE/MAX Holdings, Inc. The Real Brokerage, Inc. and the stockholder parties thereto.	8-K	001-36101	4/28/2026	10.2

10.3*	Voting and Support Agreement, dated as of April 26, 2026, by and among RE/MAX Holdings, Inc. and the stockholder parties thereto.	8-K	001-36101	4/28/2026	10.3

10.4*	Amendment No. 1 to the Tax Receivable Agreement, dated as of April 26, 2026, by and between RE/MAX Holdings, Inc. and RIHI, Inc.	8-K	001-36101	4/28/2026	10.4

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

Exhibit No.	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the Inline XBRL document.					X

* Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted annexes, schedules or exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RE/MAX Holdings, Inc. (Registrant)

Date:	August 6, 2026	By:	/s/ Erik Carlson
Erik Carlson
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Karri R. Callahan
Karri R. Callahan Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2026	By:	/s/ Leah R. Jenkins
Leah R. Jenkins Chief Accounting Officer (Principal Accounting Officer)